Form 10QSB
period 2003-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2003-12-23
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

  () TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
             For the transition period from __________ to __________

                        Commission File Number: 001-31810

                      Access Integrated Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   22-3720962
                      (I.R.S. Employer Identification No.)

           55 Madison Avenue, Suite 300, Morristown, New Jersey 07960
                    (Address of principal executive offices)

                                 (973-290-0080)
                           (Issuer's telephone number)

   Check whether the issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ___ Yes ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         6,473,254 shares of Class A Common Stock, $.001 par value, and
                    1,005,811 shares of Class B Common Stock,
             $.001 par value, were outstanding on December 22, 2003

      Transitional Small Business Disclosure Format (check one): Yes__ No X

               ACCESS INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements.

   Consolidated Balance Sheet at September 30, 2003 (unaudited)              3

   Consolidated Statements of Operations for the three months
   ended September 30, 2003 and 2002 (unaudited)                             4

   Consolidated Statements of Operations for the six months
   ended September 30, 2003 and 2002 (unaudited)                             5

   Consolidated Statement of Stockholders' Equity for the six
   months ended September 30, 2003 (unaudited)                               6

   Consolidated Statements of Cash Flows for the six months
   ended September 30, 2003 and 2002 (unaudited)                             7

   Notes to Consolidated Financial Statements (unaudited)                    8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             16

   Item 3.  Controls and Procedures                                         24

PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings                                              24

    Item 2.  Changes in Securities and Use of Proceeds                      24

    Item 3.  Defaults Upon Senior Securities                                24

    Item 4.  Submission of Matters to a Vote of Security Holders            24

    Item 5.  Other Information.                                             24

    Item 6.  Exhibits and Reports on Form 8-K.                              24

    Signatures                                                              25

    Exhibit Index                                                           26

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Access Integrated Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                        (in thousands except share data)
                                   (Unaudited)

                                                                                     Pro forma
                                                                   September 30,   September 30,
                                                                       2003           2003
                                                                  --------------  -------------
 Assets
   Current assets
      Cash and cash equivalents                                           $ 687          $ 687
      Accounts receivable                                                   124            124
      Prepaids and other current assets                                     893            893
       Unbilled revenue                                                     121            121
                                                                  --------------  -------------
        Total current assets                                              1,825          1,825

   Property and equipment, net                                            4,668          4,668
   Intangible asset, net                                                  1,833          1,833
   Deferred costs                                                           143            143
   Unbilled revenue                                                         499            499
   Security deposits                                                        469            469
                                                                  --------------  -------------
        Total assets                                                    $ 9,437        $ 9,437
                                                                  ==============  =============
 Liabilities, Mandatorily Redeemable Convertible
   Preferred Stock and Stockholders' Equity
   Current Liabilities
      Accounts payable and accrued expenses                               $ 593          $ 593
      Current portion of notes payable                                    1,590          1,590
      Current portion of capital leases                                     227            227
      Deferred revenue                                                       43             43
                                                                  --------------  -------------
        Total current liabilities                                         2,453          2,453

      Notes payable, net of current portion                               2,098          2,098
      Customer security deposits                                            154            154
      Deferred revenue, net of current portion                              283            283
      Capital leases, net of current portion                                 70             70
      Deferred rent expense                                                 780            780
      Minority interest in subsidiary                                        35             35
                                                                  --------------  -------------
         Total liabilities                                                5,873          5,873
                                                                  --------------  -------------
      Commitments and contingencies

 Mandatorily redeemable convertible preferred stock
      Series A mandatorily redeemable convertible
         preferred stock, $0.001 par value, 3,500,000
         shares authorized, 3,226,538 shares issued and
         outstanding                                                      1,342              -
      Series B mandatorily redeemable convertible preferred
         stock, $0.001 par value, 5,000,000 shares authorized,
         4,976,391 shares issued and outstanding                          2,032              -

   Stockholders' equity
      Class A common stock, $0.001 par value per share;
         40,000,000 shares authorized;                                        2              4
         2,436,458 shares issued and outstanding as of
         September 30, 2003
      Class B common stock, $0.001 par value per share;
         15,000,000 shares authorized;                                        1              1
         1,005,811 shares issued and outstanding as of
         September 30, 2003
      Additional paid-in capital                                         11,842         15,214
      Deferred stock-based compensation                                      (1)            (1)
      Accumulated deficit                                               (11,654)       (11,654)
                                                                  --------------  -------------
         Total stockholders' equity                                         190          3,564
                                                                  --------------  -------------
          Total liabilities, mandatorily redeemable convertible
          preferred stock and stockholders' equity                      $ 9,437        $ 9,437
                                                                  ==============  =============

                 See accompanying notes to consolidated financial statements.

               Access Integrated Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                     Three Months Ended
                                                              September 30,  September 30,
                                                                   2003          2002
                                                              -------------  ------------
 Revenues                                                        $ 1,408          $ 873

 Costs of revenues (exclusive of depreciation
   shown below)                                                      881            720
                                                            -------------   ------------
      Gross profit                                                   527            153

 Operating expenses
      Selling, general and administrative (excludes
       non-cash stock-based compensation of $4 in
       2003 and $12 in 2002)                                         602            564
      Non-cash stock-based compensation                                4             12
      Depreciation and amortization                                  619            296
                                                            -------------   ------------
          Total operating expenses                                 1,225            872
                                                            -------------   ------------
 Loss from operations                                               (698)          (719)

 Interest income                                                       1              4
 Interest expense                                                   (131)           (86)
 Non-cash interest expense                                          (110)           (75)
 Other income/expense, net                                            12              -
                                                            -------------   ------------

 Net loss                                                           (926)          (876)

 Accretion related to redeemable convertible preferred stock        (237)          (121)
 Accretion of preferred dividends                                    (91)           (40)
                                                            -------------   ------------
 Net loss available to common stockholders                      $ (1,254)      $ (1,037)
                                                            -------------   ------------
 Net loss available to common stockholders per common share
   Basic and diluted                                             $ (0.40)       $ (0.34)
                                                            -------------   ------------

 Weighted average number of common shares outstanding
   Basic and diluted                                           3,116,437      3,026,469
                                                            -------------   ------------

             See accompanying notes to consolidated financial statements.

               Access Integrated Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                         September 30,          September 30,
                                                                              2003                  2002
                                                                      --------------------   -------------------
 Revenues                                                                         $ 2,829               $ 1,761

 Costs of revenues (exclusive of depreciation shown below)                          1,749                 1,424
                                                                      --------------------   -------------------
      Gross profit                                                                  1,080                   337

 Operating expenses
      Selling, general and administrative (excludes non-cash                        1,161                 1,118
       stock-based compensation of $10 in 2003 and $34 in 2002)
      Non-cash stock-based compensation                                                10                    34
      Depreciation and amortization                                                 1,239                   595
                                                                      --------------------   -------------------
          Total operating expenses                                                  2,410                 1,747
                                                                      --------------------   -------------------
 Loss from operations                                                              (1,330)               (1,410)

 Interest income                                                                        2                     7
 Interest expense                                                                    (246)                 (152)
 Non-cash interest expense                                                           (191)                 (124)
 Other income/expense, net                                                              5                     -
                                                                      --------------------   -------------------
 Net loss                                                                          (1,760)               (1,679)

 Accretion related to redeemable convertible preferred stock                         (463)                 (276)
 Accretion of preferred dividends                                                    (180)                  (80)
                                                                      --------------------   -------------------
 Net loss available to common stockholders                                       $ (2,403)             $ (2,035)
                                                                      --------------------   -------------------
 Net loss available to common stockholders per common share
   Basic and diluted                                                              $ (0.78)              $ (0.67)
                                                                      --------------------   -------------------
 Weighted average number of common shares outstanding
   Basic and diluted                                                            3,070,862             3,026,469
                                                                      --------------------   -------------------

                         See accompanying notes to consolidated financial statements.

               Access Integrated Technologies, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                        Deferred
                                           Class A            Class B      Additional    Stock-                      Total
                                         Common Stock       Common Stock     Paid-in     Based      Accumulated   Stockholders'
                                       Shares   Amount    Shares   Amount    Capital  Compensation    Deficit        Equity

Balances as of March 31, 2003        2,015,770  $    2  1,005,811  $    1   $11,530   $       (11)  $   (9,894)    $   1,628

Issuance of warrants to purchase
  common stock (attached to notes
  payable)                                                                      615                                      615

Exercise of warrants to purchase       420,688                                   21                                       21
  common stock (attached to notes)
  payable)

Amortization of stock-based
  compensation                                                                                 10                         10

Accretion of preferred stock to
  redemption amount                                                            (463)                                    (463)

Gain on sale of stock by subsidiary                                             139                                      139

Net loss                                                                                                (1,760)       (1,760)
                                     ---------  ------  ---------  -------  --------  ------------  -----------   -----------
Balances as of September 30, 2003    2,436,458  $    2  1,005,811  $     1  $11,842   $        (1)  $  (11,654)    $     190
                                     ---------  ------  ---------  -------  --------  ------------  -----------   -----------

                                      See accompanying notes to consolidated financial statements.

           Access Integrated Technologies, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
             (In thousands, except share and per share data)
                               (Unaudited)

                                                                 Six Months Ended
                                                           September 30,    September 30,
                                                              2003              2002
                                                         ---------------   --------------
 Cash flows from operating activities
      Net loss                                                 $ (1,760)        $ (1,679)
      Adjustments to reconcile net loss to net cash
          used in operating activities
         Depreciation and amortization                            1,239              595
         Non-cash stock-based compensation                           10               34
         Non-cash interest expense                                  191              124
         Changes in operating assets and liabilities
            Accounts receivable                                     (83)              21
            Prepaids and other current assets                      (606)             (70)
            Other assets                                            (64)            (277)
            Accounts payable and accrued expenses                  (199)              (3)
            Deferred revenue                                        (37)             197
            Other liabilities                                       129              135
                                                         ---------------   --------------
         Net cash used in operating activities                   (1,180)            (923)

 Cash flows from investing activities
      Settlement of Tower Obligation                                  -             (750)
      Decrease in Restricted Cash                                     -              951
      Purchases of property and equipment                          (124)            (180)
                                                         ---------------   --------------
         Net cash used in investing activities                     (124)              21

 Cash flows from financing activities
      Net proceeds from issuance of notes payable
        and warrants                                              1,230            1,360
      Repayment of notes payable                                      -             (333)
      Proceeds from issuance of common stock                         21              125
      Principal payments on capital leases                         (216)             (66)
                                                         ---------------   --------------
         Net cash provided by financing activities                1,035            1,086

 Net increase (decrease) in cash and cash equivalents              (269)             184

 Cash and cash equivalents at beginning of period                   956            1,001
                                                         ---------------   --------------
 Cash and cash equivalents at end of period                       $ 687          $ 1,185
                                                         ---------------   --------------

          See accompanying notes to consolidated financial statements.

               ACCESS INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (unaudited)

1.   Nature of Operations and Basis of Presentation

Nature of Operations

Access Integrated Technologies, Inc. ("AccessIT" or the "Company"), was incorporated in Delaware on March 31, 2000. Access Digital Media Inc. ("AccessDM" or "Access Digital") an 80% owned subsidiary of AccessIT, was incorporated in Delaware on February 4, 2003. AccessIT and Access Digital are referred to herein collectively as the "Company". The Company designs, builds, and operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the Internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers, Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. AccessDM was formed to utilize AccessIT's existing infrastructure to store and distribute digital content to movie theaters and other remote venues. The Company currently operates nine IDC's located in eight states:
Arkansas,  Kansas,  Maine,  New  Hampshire,  New  Jersey,  New  York,  Texas and
Virginia.

Basis of Presentation

The accompanying consolidated interim financial information has been prepared by AccessIT. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying unaudited consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. During the year ended March 31, 2003 and the six months ended September 30, 2003, the Company incurred losses of $3,404 and $1,760, respectively, and negative cash flows from operating activities of $760 and $1,180, respectively. In addition, the Company has an accumulated deficit of $11,654 as of September 30, 2003. Furthermore, the Company has debt service requirements of $2,500 for the twelve months beginning in March 2004, of which $1,400 of principal and interest payments are due by September 30, 2004. The Company may require additional financing to support its ongoing operations and further service development efforts. Management expects that the Company will continue to generate operating losses and negative cash flows for the foreseeable future due to the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. These matters may raise substantial doubt regarding the Company's ability to continue as a going concern. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. The accompanying unaudited consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT's registration statement on Form SB-2, as amended, for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its 80% owned subsidiary, AccessDM. All intercompany transactions and balances have been eliminated.

Net Loss per Share Available to Common Stockholders

Computations of basic and diluted net loss per share of common stock have been made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company has incurred a net loss for the three and six months ending September 30, 2003 and 2002; therefore, the impact of dilutive potential common shares has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options and warrants (prior to the application of the treasury stock method), and mandatorily redeemable convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                     September 30, September 30,
                                                         2003           2002
                                                         ----           ----

Stock options.......................................    306,397       260,957
1-Year Notes Warrants...............................      7,619        25,305
5-Year Notes Warrants...............................     32,500       312,500
2001 Warrants.......................................    430,205       430,205
Contingent Warrants A-C.............................    680,092            --
Mandatorily redeemable convertible
  preferred stock...................................  8,202,929     3,226,538

Pro Forma Balance Sheet

The Pro Forma Balance Sheet gives effect to the conversion of all of the Company's outstanding shares of Series A and Series B Preferred Stock, including accrued dividends, into shares of Class A Common Stock, as well as the exercise and exchange of certain warrants in connection with the completion of the Company's initial public offering of shares of its Class A Common Stock (the "IPO") (See Note 10).

Issuances of Stock by Subsidiaries

Sales of stock by a subsidiary are accounted for in accordance with Staff Accounting Bulletin No. 51, topic 5H, "Accounting for Sales of Stock of a Subsidiary." At the time a subsidiary sells its stock to unrelated parties at a price different from the Company's book value per share, the Company's share of the subsidiary's net equity changes. If, at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage Company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the change in its share of the subsidiary's net equity as a gain or loss in its Consolidated Statement of Operations. Otherwise, the increase is reflected in "subsidiaries' equity transactions" in the Company's Consolidated Statements of Shareholders' Equity.

Stock-Based Compensation

The Company accounts for its stock based employee compensation plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net loss and earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation for the three and six months ended September 30, 2003 and 2002:

                                          Three Months Ended   Six Months Ended
                                            September 30,        September 30,
                                         2003         2002      2003      2002
                                         ----         ----      ----      ----

Net loss as reported..................    $(926)     $(876)    (1,760)  $(1,679)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of related
income tax benefits...................      (98)      (129)      (223)     (254)
Pro forma net loss....................  $(1,024)   $(1,005)   $(1,983)  $(1,933)
                                        ========   ========   ========  ========

  Basic and diluted net loss available
    to common stockholders per share:
As reported...........................   $(0.40)  $(0.34)      $(0.78)   $(0.67)
Pro forma.............................   $(0.43)  $(0.39)      $(0.86)   $(0.76)

3.   Significant Agreements and Transactions

Access Digital Media, Inc.

In March 2003, the Company engaged The Casey Group to help develop software designed to enable the delivery of digital content. This software will be utilized by AccessDM in its planned operations. As compensation for assisting the Company in the development of the software, the cost of which was agreed to be $174, the Company issued to The Casey Group 750,000 shares of AccessDM's common stock in September 2003 and 8,700 shares of AccessIT's Class A Common Stock in November 2003. The shares of AccessDM's common stock issued to The Casey Group represent 20% of AccessDM's outstanding capital stock after giving effect to such issuance. The cost of the software has been recorded as an asset and is being amortized over its expected useful life, which is estimated to be three years. As a result of this transaction, the Company has recorded a minority interest of $35 and a gain on the sale of stock by its subsidiary of $139, which has been recorded in the unaudited Consolidated Statement of Stockholders' Equity.

Universal Access

In August 2003, the Company entered into an agreement with Universal Access, Inc., or UA, whereby the Company has the option to license data center space, at prescribed rates, in any one or more of ten specified UA data centers nationwide. The Company, in turn, may license the space it licenses from UA to the Company's customers under separate agreements. The term of the agreement with UA is initially for six months, and will automatically be extended to two years if the Company licenses 750 or more square feet in the aggregate, across all UA data centers. If the Company licenses 1,500 or more square feet at a single UA data center, the Company has the option to demand that UA's data center lease, in its entirety, be assigned by its landlord to the Company. Although UA has agreed to assist the Company in obtaining such assignment, there can be no assurance that the Company can successfully negotiate an assignment with the respective landlord(s). In the event that a UA data center lease is assigned to the Company, UA and the Company have agreed on some of the terms under which UA would license space from the Company in order for UA to continue operations in the data center. As of December 15, 2003, the Company had not licensed any space under the UA agreement.

4. Notes Payable

In April 2002, the Company repaid the remaining 1-year 8% subordinated promissory notes, (the "1-Year Notes") totaling $333, that were outstanding as of March 31, 2002.

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants. During the six months ended September 30, 2003 and 2002, the Company raised an aggregate of $1,230 and $1,360, respectively, from the issuance of 5-Year Notes to several investors. As of September 30, 2003, $4,405 of these notes payable were outstanding, of which $375 was outstanding to two of the Company's founders. The 5-Year Notes were issued primarily to repay prior issuances of the 1-Year Notes and to fund the Company's working capital needs. The 5-Year Notes bear interest at 8% per annum with repayment terms as follows: i) for a period of two years after the issuance date, interest-only payments are to be paid quarterly in arrears and ii) for the remaining three years until the final maturity date, the Company shall pay a) quarterly payments of principal in equal installments and
b) quarterly payments of interest on the remaining unpaid principal amount of the 5-Year Notes. The Company may prepay the 5-Year Notes at any time. Principal repayments of the 5-Year Notes begin in March 2004. As of September 30, 2003 there have not been any principal repayments of the 5-year Notes.

Concurrent with the issuance of the 5-Year Notes, the Company issued 5-Year Notes warrants to purchase a total of 440,500 shares of Class A Common Stock (see Note 6), of which warrants to purchase 123,000 and 136,000 shares of Class A Common Stock were issued during the six months ended September 30, 2003 and 2002, respectively.

5.   Mandatorily Redeemable Convertible Preferred Stock

On October 8, 2001, the Company authorized the issuance of 3,226,538 shares of the Series A Preferred Stock at approximately $0.62 per share, resulting in gross proceeds of $2,000, before considering expenses of $203. Concurrent with this issuance, the Company issued warrants to purchase up to 430,205 shares of Class A Common Stock (the "2001 Warrant"). On November 27, 2002, the Company authorized the issuance of 4,976,391 shares of the Series B Preferred Stock to the existing Series A Preferred Stock holder at approximately $0.50 per share, resulting in gross proceeds of $2,500, before considering expenses of $125. Concurrent with this issuance, the Company issued 381,909, 144,663 and 100,401 warrants to purchase Class A Common Stock ("Contingent Warrant A", "Contingent Warrant B" and "Contingent Warrant C", respectively). The issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $1,078, calculated in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The beneficial conversion feature is reflected as an issuance cost and therefore has been reflected as a charge against the Series A Preferred Stock and an increase to additional paid-in capital.

The carrying value of the Company's Series A Preferred Stock is below its liquidation value, as the Company incurred aggregate costs of $2,000 related to the issuance of the preferred stock, of which $203 represents cash payments, $719 represents the estimated fair value of the 2001 Warrants issued as consideration for the issuance of the Company's Series A Preferred Stock and $1,078 is the beneficial conversion feature. The Company's carrying value of the Series B Preferred Stock is below its liquidation value, as the Company incurred aggregate costs of $468 related to the issuance of the preferred stock, of which $125 represents cash payments, and $343 represents the estimated fair value of Contingent Warrant A and Contingent Warrant B, issued as consideration for the issuance of the Company's Series B Preferred Stock. As of September 30, 2003, the liquidation preference of the Series A Preferred Stock and the Series B Preferred Stock was $2,312 and $2,669, respectively.

The Series A Preferred Stock and Series B Preferred Stock is redeemable at the election of each of the holders of the then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock at any time on or after the fifth anniversary of the original issuance date of the Series A Preferred Stock if certain liquidity events shall not have occurred by then, at a redemption price equal to the greater of the (i) Company's gross revenue from all sources or (ii) five times the Corporation's combined earnings from its data center operations, before deduction for certain defined expenses, for the twelve months immediately preceding the month of exercise of the redemption rights, in each case divided by the number of fully-diluted, as converted shares of common stock outstanding. The Company has the option of first redeeming only 25% of the redeemed Series A Preferred Stock and Series B Preferred Stock, with the remainder then to be redeemed in 3 annual installments. However, in the event that the Company completes a qualifying underwritten public offering of its common stock, the Company can terminate the Series A and Series B Preferred Stock redemption rights and instead issue new warrants with an exercise price of $0.01 equal to 10% of the number of shares of common stock into which the Series A and Series B Preferred Stock may be converted, respectively. Total accretion for the Series A Preferred Stock to its estimated redemption value was $237 and $121 during the three months ended September 30, 2003 and 2002, respectively, of which $67 and $183 related to the accretion to the estimated redemption amount, respectively, and $54 related to the accretion of the beneficial conversion feature in each period. Total accretion for the Series A Preferred Stock to its estimated redemption value was $463 and $276 during the six months ended September 30, 2003 and 2002, respectively, of which $355 and $168 related to the accretion to the estimated redemption amount, respectively, and $108 related to the accretion of the beneficial conversion feature in each period. There was no accretion recorded for the Series B Preferred Stock, as the estimated redemption amount was below the original carrying amount of the Series B Preferred Stock.

On November 14, 2003, in connection with the completion of the IPO, at a price of $5.00 per share (the "IPO Price"), all of the outstanding shares of Series A and Series B Preferred Stock were converted into 1,640,585 shares of Class A Common Stock (see Note 10).

6. Stockholders' Equity

Common Stock

In April 2002, 20,000 shares of Class A Common Stock were issued to one existing investor for proceeds of $125. In May 2002, one holder of 5-Year Notes exercised warrants to purchase 5,000 shares of Class A Common Stock, and in August and September 2003, several holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 420,688 shares of Class A Common Stock by paying $21.

In July 2003, in connection with the IPO, the Company's Board of Directors approved a reverse stock split, subject to the completion of the IPO, to issue one share in exchange for each five shares of common stock held by its stockholders of record (the "1-5 Reverse Split"). The Series A and Series B Preferred Stock are unaffected by the 1-5 Reverse Split, until they are converted into shares of common stock. The stockholders of the Company approved the 1-5 Reverse Split effective as of September 18, 2003. The IPO was completed on November 14, 2003. The accompanying unaudited consolidated financial statements have been adjusted retroactively to reflect the 1-5 Reverse Split of all outstanding common stock.

Stock Option Plan

There were no stock options granted under AccessIT's 2000 Stock Option Plan (the "AccessIT Plan") during the six months ended September 30, 2003. Amortization of deferred stock compensation amounted to $34 and $10 and $12 and $4, respectively, for the three and six months ended September 30, 2003 and September 30, 2002, respectively, and has been recorded as non-cash stock compensation expense in the unaudited consolidated statements of operations.

In September 2003, the AccessIT Plan was amended to increase the number of shares of Class A Common Stock authorized for issuance upon exercise of options granted under the AccessIT Plan from 400,000 to 600,000. As of September 30, 2003, there were 93,603 options available for grant under the 2000 Stock Option Plan.

In May 2003, Access Digital adopted the 2003 Stock Option Plan (the "Access Digital Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the Access Digital Plan is to enable the Company to attract, retain and motivate employees, directors, advisors and consultants. In September 2003, Access Digital granted stock options to purchase 800,000 shares of its common stock to employees of Access Digital and AccessIT.

Warrants

At September 30, 2003, the Company had warrants outstanding to purchase 430,205 shares of Class A Common Stock at a price of $0.05 per share that were issued in connection with the sale of the shares of Series A Preferred Stock (the "2001 Warrants). These warrants are exercisable during the period commencing on the earlier of (i) October 1, 2006, (ii) a change of control or other liquidity event of the Company, or (iii) 120 days following the Company's listing on any major U.S. stock exchange and ending on November 1, 2011. If the fair value of the Company's common stock exceeds certain target prices at certain dates between the issuance date and October 26, 2011, the 2001 Warrants will terminate in their entirety. Additionally, if the holders of shares of Series A Preferred Stock exercise their redemption rights, they may also require the Company to redeem the 2001 Warrants (the "Warrant Put Rights") using the same formula described herein for the redemption of the Series A Preferred Stock. However, in the event that the Company plans to undertake a qualified underwritten public offering of its common stock, the Company can terminate the Warrant Put Rights and instead issue a new warrant equal to 10% of the warrant shares. Management has determined that the value of these put rights is immaterial. The value of the warrants was ascribed an estimated fair value of $719 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series A Preferred Stock.

The Company also issued warrants to purchase 25,305 shares of the Company's Class A Common Stock (the "1-Year Notes Warrants") to the holders of the 1-Year Notes. Of these warrants, warrants to purchase 6,902 shares of its Class A
Common Stock were issued to two of the Company's founders. The 1-Year Notes Warrants have an exercise price of $0.05 per share and are exercisable at any time from the date of issuance through the earlier of i) 10 years from the date of issuance or ii) the closing of a firm commitment underwritten public offering of the Company's common stock. In August and September 2003, warrants to purchase 17,686 shares of its Class A Common Stock were exercised.

As of September 30, 2003, the Company had warrants outstanding to purchase 32,500 shares of Class A Common Stock at $0.05 per share that were issued in connection with the issuance of the 5-Year Notes (the "5-Year Notes Warrants"). The warrants outstanding consisted of the original 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock, less 5-Year Notes Warrants to purchase 5,000 shares of Class A Common Stock that were exercised in May 2002 and 5-Year Notes Warrants to purchase 403,000 shares of Class A Common Stock that were exercised in August and September 2003. Of the original warrants to purchase 440,500 shares of Class A Common Stock, warrants to purchase 123,000 shares of Class A Common Stock were issued during the six month period ending September 30, 2003. Two of the Company's founders were issued 5-Year Notes Warrants to purchase an aggregate of 37,500 shares of Class A Common Stock, which were exercised in September 2003 and included in the above number of warrants exercised. The 5-Year Notes Warrants are exercisable at any time from the date of issuance through the earlier of i) 10 years from the date of issuance or ii) the closing of a firm commitment underwritten public offering of the Company's common stock. The warrants to purchase 440,500 shares of Class A Common Stock were ascribed an estimated fair value of $2,202, which has been recognized as issuance cost and therefore has been charged against the carrying value of the related notes payable. During the three and six months ended September 30, 2003, a total of $110 and $191, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes.

In connection with the issuance of the Series B Preferred Stock during the year ended March 31, 2003, the Company issued Contingent Warrant A to purchase an aggregate of 381,909 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. In the event that any portion of the 2001 Warrant is exercised, then Contingent Warrant A will be increased by 8.955% of the number of shares of Class A Common Stock so issued pursuant to the 2001 Warrant exercise, up to a maximum of 38,526 additional shares. Contingent Warrant A is exercisable during the period commencing on the earlier of (i) November 27, 2007, or (ii) a change of control or other liquidity event of the Company, and ending on November 27, 2012. If the fair value of the Company's common stock exceeds certain target prices at certain dates between the issuance date and November 26, 2012, Contingent Warrant A will terminate in its entirety. Additionally, if the holders of shares of Series B Preferred Stock exercise their redemption rights, they may also require the Company to redeem Contingent Warrant A (the "Contingent Warrant A Put Rights") using the same formula described herein for the redemption of the

Series B Preferred Stock. However, in the event that the Company completes an underwritten public offering of its common stock, the Company can terminate the Contingent Warrant A Put Rights and instead issue a new warrant equal to 10% of the Contingent Warrant A shares. Management has determined that the value of these put rights is immaterial. The value of Contingent Warrant A was ascribed an estimated fair value of $249 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series B Preferred Stock.

Also, in connection with the issuance of the Series B Preferred Stock, the Company issued Contingent Warrant B to purchase an aggregate of 144,663 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. In the event that any portion of the 2001 Warrant is exercised, Contingent Warrant B will be increased by 3.4%, up to a maximum of 14,593 additional shares. Contingent Warrant B is exercisable during the period commencing on March 31, 2003 and ending on March 31, 2008. Additionally, if the holders of shares of Series B Preferred Stock exercise their redemption rights, they may also require the Company to redeem Contingent Warrant B (the "Contingent Warrant B Put Rights") using the same formula described herein for the redemption of the Series B Preferred Stock. However, in the event that the Company completes an underwritten public offering of its common stock, the Company can terminate the Contingent Warrant B Put Rights and instead issue a new warrant equal to 10% of the Contingent Warrant B shares. Management has determined that the value of these put rights is immaterial. The value of Contingent Warrant B was ascribed an estimated fair value of $94 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series B Preferred Stock.

Additionally, in connection with the issuance of the Series B Preferred Stock, the Company issued Contingent Warrant C to purchase an aggregate of up to 100,401 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. Contingent Warrant C is exercisable during the period commencing on November 27, 2002 and ending on November 27, 2012. Contingent Warrant C may be exercised only in the event that the 2001 Warrant is exercised. Contingent Warrant C shall be exercisable for a number of shares of Class A Common Stock equal to 23.4% of the number of shares so issued in accordance with the 2001 Warrant, up to 100,401 shares. Additionally, if the holders of shares of Series B Preferred Stock exercise their redemption rights, they may also require the Company to redeem Contingent Warrant C (the "Contingent Warrant C Put Rights") using the same formula described herein for the redemption of the Series B Preferred Stock. However, in the event that the Company completes an underwritten public offering of its common stock, the Company can terminate the Contingent Warrant C Put Rights and instead issue a new warrant equal to 10% of the Contingent Warrant C shares. No value was ascribed to Contingent Warrant C or the related put rights because of the uncertainty surrounding the exercise of the 2001 Warrant.

On November 14, 2003, in connection with the completion of the IPO, the 2001 Warrant, Contingent Warrant A and Contingent Warrant C were exchanged for 320,000 shares of Class A Common Stock and Contingent Warrant B was exercised on a cashless-exercise basis to purchase 143,216 shares of Class A Common Stock (see Note 10).

7. Supplemental Cash Flow Disclosure

                                         Three Months Ended     Six Months Ended
                                            September 30,         September 30,
                                           2003       2002       2003       2002
                                           ----       ----       ----       ----

Interest paid..........................    $89         $23       $182        $85
Accretion on mandatorily redeemable
convertible preferred stock............   $237        $121       $463       $276
Common stock issued to vendor in lieu
  of cash                                 $174           -       $174          -

8.   Commitments and Contingencies

In the ordinary course of its business, the Company is potentially a party to litigation regarding the operation of its business. The Company is currently not the subject of any legal actions.

9.   Related Party Transactions

In June 2003, one of the members of the Company's board of directors resigned. This former member is a partner in a law firm that provides legal services to the Company, including handling legal matters related to the IPO. For the six months ended September 30, 2003 and 2002, we paid approximately $18 and $62, respectively, to this firm.

10.  Subsequent Events

In September 2003, the Company entered into an agreement ( the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock: (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 shares of Class A

Common Stock; (3) exercise Contingent Warrant B to purchase 143,216 shares of Class A Common Stock on a cashless-exercise basis; and (4) accept shares of Class A Common Stock at the IPO Price as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 shares of Class A Common Stock as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock.

In October 2003, several holders of 1-Year and 5-Year Notes Warrants exercised such warrants to purchase a total of 7,619 and 32,500 shares of Class A Common Stock, respectively. The Company received total proceeds of $2 from these transactions.

On November 10, 2003, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 14, 2003, the Company issued 1,380,000 shares of its Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at the IPO Price. The Company's stock is listed on the American Stock Exchange under the symbol "AIX".

Hollywood Software

On November 3, 2003, the Company completed the acquisition of all of the capital stock of Hollywood Software, Inc. ("HS"), after amending the agreement it had entered into on July 17, 2003. To complete its acquisition of HS, the Company issued secured promissory notes to the two holders of all of the capital stock of HS, each in the principal amount of $3,625 (the "Notes"). The amount of the Notes represented the original purchase price of $7,300 (based on the IPO Price less the underwriter's discount), less $50 that had already been paid by the Company. The Notes were due no later than five business days after the date that the Company's registration statement was declared effective by the Securities and Exchange Commission. On November 14, 2003, four business days after the registration statement was declared effective, the Notes were exchanged for $2,450 in cash, promissory notes in the aggregate principal amount of $3,000 and 400,000 shares of Class A Common Stock. For purchase accounting purposes, the initial purchase price is $7,500 consisting of $2,500 of cash; $2,000 of the Company's Class A Common Stock (400,000 shares valued at the IPO Price); and $3,000 of promissory notes. In addition, a contingent purchase price is payable each year for the three years following the closing if certain earnings targets are achieved. The Company has also agreed to issue additional shares to the sellers in accordance with a formula if the Company's Class A Common Stock declines in value beyond certain levels.

The total purchase price of $7,655, including estimated fees and expenses of the acquisition, will be allocated to the net assets acquired, including tangible and intangible assets, and liabilities assumed, based upon management's best preliminary estimate of fair value with any excess purchase price being allocated to goodwill. The preliminary allocation of the purchase price may be subject to further adjustment as the Company finalizes its allocation of the purchase price in accordance with accounting principles generally accepted in the United States of America. The estimate of fair value of the tangible and intangible assets acquired and liabilities assumed is expected to be allocated as follows:

Tangible and intangible assets acquired:
Current assets.......................................................   $594
Property and equipment, net..........................................     26
Capitalized software cost, net.......................................    479
Intangible assets....................................................  4,000
Goodwill.............................................................  3,195

Total tangible and intangible assets acquired........................  8,294

Less liabilities assumed:
Current liabilities..................................................    639

Total liabilities assumed............................................    639

Total purchase price................................................. $7,655

The intangible assets are expected to consist of customer contracts and non-compete agreements. These assets are expected to be amortized over their estimated useful lives of 3 and 5 years, respectively.

The acquisition has been structured as stock purchase for tax purposes and as a result, the Company estimates that the entire amount of goodwill will be deductible and will be amortized over fifteen years for tax purposes.

On November 14, 2003, the Company issued 8,700 shares of Class A Common Stock to an information technology consulting firm, pursuant to a July 2003 agreement to develop the initial phase of digital delivery content software for AccessDM.

On November 14, 2003, the Company granted options to purchase 167,500 shares of Class A Common Stock to several of its employees at the IPO Price.

On November 26, 2003 the Company repaid the notes payable incurred as part of the acquisition of six data centers in November 2002. The amount repaid of $1,009 represents the principal of $1,000, interest of $22, less agreed upon deductions of $13 for certain expense reimbursements.

On December 22, 2003, the Company signed an agreement to purchase all of the outstanding common stock of Core Technology Services, Inc. ("Core Tech"). Core Tech is a managed service provider of information technologies; its primary product is managed network services through their global network command center. The Company believes that the acquisition of Core Tech will expand the existing capabilities and services of its IDCs. The initial purchase price will consist of $250 in cash and 100,000 shares of the Company's Class A Common Stock, which shares will be restricted as to their further sale or transfer. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and shares of the Company's Class A Common Stock as the purchase price payable at closing. The Company has also agreed to issue additional shares of its Class A Common Stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the market value of the Company's Class A Common Stock is less than $4.00. The acquisition of Core Tech is contingent upon the completion of certain closing documents, and is subject to termination by either party if not consummated by January 31, 2004. The Company's management believes the acquisition of Core Tech is probable.

11.  Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 could have a future impact depending on transactions entered into, however, at this time the adoption SFAS 150 had no impact on the Company's results of operations, financial position or cash flows. Furthermore, the Company entered into an agreement with the holder of all of its outstanding Series A and Series B Preferred Stock in September 2003, under which the holder has agreed to exchange all of those shares for shares of Class A Common Stock, which occurred upon the completion of the IPO (see Note 10).

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity
("VIE") if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. In December 2003, the FASB further deferred the latest date by which public entities must apply FIN No. 46 to the first interim or annual reporting period ending after March 31, 2004. The adoption of FIN No. 46 in February 2003 did not have a material impact on our results of operations, financial position or cash flows.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                 (in thousands, except share and per share data)

Overview

We were incorporated on March 31, 2000 as AccessColo, Inc. In 2001, we changed our name to Access Integrated Technologies Inc, or AccessIT. We have been in the business of operating Internet data centers ("IDCs"). IDCs are facilities that, for monthly and other fees, provide our customers with: a secure environment for their computer and telecommunications equipment; access to voice and data transmission services from a choice of network providers; and managed services to monitor their computer and telecommunications equipment and to store, back-up and protect their programs and data.

We currently operate nine IDCs, or AccessColocentersSM, located in eight states:
Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia. We developed our first two data centers, located in Jersey City, New Jersey and Brooklyn, New York in the second half of 2000. We subsequently acquired seven additional IDCs: we acquired one IDC, located in Manhattan, New York City in December 2001; and we acquired the other six in one transaction in November 2002. The seven IDCs that we acquired were accounted for as business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations." From our inception through September 30, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at these IDCs. We do not intend to build any additional IDCs. Instead, we intend to continue expanding our IDC footprint by acquiring additional, operational IDCs from third parties. We incurred net losses of $2,880, $3,610 and $3,404 in the fiscal years ended March 31, 2001, 2002 and 2003, respectively, and a net loss of $1,760 in the six months ended September 30, 2003, which resulted in an accumulated deficit of $11,654 as of September 30, 2003. We anticipate that, with the acquisition of Hollywood Software, Inc.("HS"), and the operation of Access Digital Media, Inc., our company's results of operations will improve. As we grow, however, our operating costs and general and administrative expenses will also increase for the foreseeable future. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue recognition

Revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from colocation, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," are recognized ratably over the terms of the contracts, generally two to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria are classified as deferred revenues. Amounts satisfying the above revenue recognition criteria prior to billing are classified as unbilled revenues.

Business combinations and intangible assets

We have adopted SFAS No. 141 and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of September 30,2003, our intangible assets consisted of a customer agreement determined to be a finite-lived intangible asset, which is estimated to have a useful life of three years, consistent with the term of such agreement.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

Impairment of long-lived assets

Our company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Description of line items

The following is a description of certain line items from our statements of operations:

o Our revenues include charges for monthly license fees for colocation space, electric fees, riser access charges and installation fees.

o Our cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses.

o Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, advertising and marketing costs, and our corporate headquarters facility costs.

o Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

o Non-cash interest expense represents the accretion of the value of warrants attached to our one- and five-year promissory notes.

Initial Public Offering

On November 10, 2003, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 14, 2003, in connection with the completion of the initial public offering of shares of our Class A Common Stock (the "IPO"), the Company issued 1,380,000 shares of Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at $5.00 per share (the "IPO Price"). The estimated net proceeds from the initial public offering, after deducting all offering expenses, including underwriting discounts and commissions, the cash portion of the purchase price of HS, and the repayment of a note payable, was approximately $1,600. We are listed on the American Stock Exchange under the symbol "AIX".

New subsidiary

Access Digital Media, Inc., or AccessDM, a Delaware corporation, was formed in February 2003 as a wholly owned subsidiary. AccessDM has completed development of its proprietary software enabling the delivery of digital content -- such as movies, advertising, trailers and alternative content such as concerts, seminars and sporting events -- to movie theaters and other venues equipped with digital projection equipment.

AccessDM has been, and will continue in the foreseeable future to be, financed principally by AccessIT, which owned 80% of AccessDM's capital stock at September 30, 2003. In March 2003, we engaged The Casey Group, Inc., a software consulting company, to help develop software designed to enable the delivery of digital content. As compensation for assisting us in the development of the software, the cost of which was agreed to be $174, we issued to The Casey Group 750,000 shares of AccessDM common stock in September 2003 and 8,700 shares of AccessIT Class A Common Stock in November 2003. The AccessDM shares issued to The Casey Group represent 20% of AccessDM's outstanding capital stock after giving effect to such issuance.

The operations of AccessDM will be controlled by AccessIT, and certain members of the senior management of AccessIT are also members of the senior management of AccessDM. All intercompany transactions between AccessIT and AccessDM are intended to be conducted as transactions on competitive terms, including the terms of any future investments by AccessIT in AccessDM and the terms of any intercompany sales. As of September 30, 2003 AccessDM had no sales or significant operating expenses.

Recent acquisition

On July 17, 2003, we signed a stock purchase agreement with HS and its two selling stockholders. On November 3, 2003, we acquired HS, after amending the agreement to complete the acquisition on that date, by issuing secured promissory notes (the "Initial Notes"), each in the principal amount of $3,625, or the Notes, to the two selling stockholders. On November 10, 2003 we completed the IPO and (i) the Initial Notes were exchanged for the consideration described in clauses (ii) and (iii) below and cancelled and returned to us by HS's selling stockholders, (ii) the lead underwriter in the IPO transmitted, in the aggregate, $2,450 to the selling stockholders and (iii) we issued to the selling stockholders $3,000 in 8% promissory notes and 400,000 shares of our Class A Common Stock.

We may pay an additional purchase price in each of the three years following the closing of the HS acquisition if certain annual earnings targets are achieved. We also have agreed to issue additional shares of our Class A Common Stock if the value of our Class A Common Stock declines below a certain level.

Results of operations

Six months ended September 30, 2003 and 2002

REVENUES. Our total revenues were $2,829 for the six months ended September 30, 2003 compared to $1,761 for the comparable period in 2002, an increase of 61%. This increase was primarily attributable to the $939 in incremental revenues derived from the six additional data centers that we acquired in November 2002. The remainder of the increase in revenues was from one customer in our Jersey City, NJ IDC, due to expansion of their space. Our average revenue per square foot for colocation space as of September 30, 2003 had increased by 10% from September 30,2002, primarily due to contracts that we acquired in November 2002 as part of our acquisition of six data centers.

COST OF REVENUES. Our cost of revenues was $1,749 for the six months ended September 30, 2003 compared to $1,424 for the six months ended September 30, 2002, an increase of 23%. This increase was primarily attributable to $226 of additional rent, utilities, real estate taxes and other operating expenses of the six locations acquired by us in November 2002. The remaining increase was due to small increases in utilities, repairs and maintenance and other expenses at our other three AccessColocentersSM; due to cost increases and increased site usage.

GROSS PROFIT. Gross profit was $1,080 and $337 for the six months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to $713 of gross profit generated at the six IDC locations we acquired in November 2002. Additionally, gross profit at our Jersey City, NJ IDC increased by $133, but was partially offset by small gross profit declines at our other two data centers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were approximately $1,100 for each of the six month periods ended September 30, 2003 and 2002. Legal fees declined by $26 due to expenses in connection with a 2002 contractor dispute, which was resolved in July 2002, offset by a $30 increase in advertising & marketing expenses. As of September 30, 2003 and 2002, we had 10 and 11 employees, respectively, one of whom was part-time in each period.

NON-CASH STOCK-BASED COMPENSATION. We recorded non-cash stock-based compensation of $10 and $34 for the six months ended September 30, 2003 and 2002, respectively. These amounts represent amortization of the fair value of stock options granted to non-employees in exchange for goods and services, over the three-year vesting period of the options. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, as well as advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option-pricing model. The decrease is due to the vesting of certain non-employee options.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,239 and $595 for the six months ended September 30, 2003 and 2002, respectively, an increase of 108%. The increase is primarily attributable to the $902, or 13%, increase in property and equipment, and the addition of $2,710 of intangible assets from our November 2002 acquisition of six additional IDCs.

INTEREST EXPENSE. Interest expense was $246 and $152 for the six months ended September 30, 2003 and 2002, respectively. The increase was due to the $1,230 principal amount of five-year promissory notes that we issued in June and July 2003, and $1,360 principal amount of such notes issued during the six months ended September 30, 2002. The five-year promissory notes bear interest at 8% per year, with interest payable quarterly. Additionally, we issued a secured $1,000 note payable in connection with our November 2002 acquisition of six IDCs. This 9% note was repaid on its due date of November 26, 2003.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $191 and $124 for the six months ended September 30, 2003 and 2002, respectively. Non-cash interest expense results from the accretion of the value of warrants attached to our one- and five-year 8% promissory notes. The increase in non-cash interest expense is due to the issuance of $1,360 of such notes with attached warrants during the six months ended September 30, 2002, and an additional $1,230 during the six months ended September 30, 2003.

NET LOSS. As a result of the foregoing, the Company had net losses of approximately $1,700 for each of the six month periods ended September 30, 2003 and 2002, respectively.

Three months ended September 30, 2003 and 2002

REVENUES. Our revenues were $1,408 for the three months ended September 30, 2003 as compared to $873 for the corresponding period of 2002, an increase of 61%. This increase was primarily attributable to the $476 in incremental revenues derived from the six additional data centers that we acquired in November 2002. The remainder of the increase in revenues was primarily from one customer in our Jersey City, NJ data center due to expansion of their space. Our average revenue per square foot for colocation space as of September 30, 2003 had increased by 10% from September 30, 2002, primarily due to contracts that we acquired in November 2002 as part of our acquisition of six data centers.

COST OF REVENUES. Our cost of revenues was $881 for the three months ended September 30, 2003 compared to $720 for the corresponding period of 2002, an increase of 22%. The increase was primarily attributable to $112 of additional rent, utilities, real estate taxes and other operating expenses from the six data centers that we acquired in November 2002. The remaining increase was due to small increases in utilities, repairs and maintenance and other expenses at our other three AccessColocentersSM.

GROSS PROFIT. Gross profit was $527 and $153 for the three months ended September 30, 2003 and 2002, respectively, reflecting an increase of 244% in the corresponding 2003 quarter. The increase was attributable primarily to $364 of gross profit generated at the six IDC locations that we acquired in November 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $570 and $564 for the three months ended September 30, 2003 and 2002, respectively. Advertising and marketing costs increased by $20 due to increased attendance at trade shows and print ad placements. This was offset by a $17 decrease in personnel costs due to the reduction of corporate headcount by one person in July 2003. As of September 30, 2003 and 2002, our Company employed 10 and 11 employees, respectively, one of whom was part-time in each period.

NON-CASH STOCK-BASED COMPENSATION. We recorded non-cash stock-based compensation of $4 and $12 for the three months ended September 30, 2003 and 2002, respectively. These amounts primarily represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the three-year vesting period of the options. The decrease is due to the completion of vesting of the majority of these stock options. The services performed by non-employees in exchange for such stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option-pricing model.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $619 and $296 for the three months ended September 30, 2003 and 2002, respectively, an increase of 109%. The increase is primarily attributable to the $902, or 13%, increase in property and equipment, and the addition of $2,709 of intangible assets due to our November 2002 acquisition of six additional IDCs.

INTEREST EXPENSE. Interest expense was $131 and $86 for the three months ended September 30, 2003 and 2002, respectively. The increase was due to the $1,230 of five-year promissory notes that we issued in June and July 2003, and $1,100 of such notes issued during the three months ended September 30, 2002. The five-year promissory notes bear interest at 8% per year, with interest payable quarterly. Additionally, we issued a secured $1,000 note payable in connection with our November 2002 acquisition of six IDCs. This 9% note was repaid on its due date of November 26, 2003.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $110 and $75 for the three months ended September 30, 2003 and 2002, respectively. Non- cash interest expense resulted from the accretion of the value of warrants attached to our one- and five-year promissory notes (which bear interest at 8% per year). The increase in non-cash interest expense is due to the issuance of $1,100 of such notes with attached warrants during the three months ended September 30, 2002, and an additional $1,230 in June and July 2003.

NET LOSS. As a result of the foregoing, the Company had net losses of $894 and $876 for the three months ended September 30, 2003 and 2002, respectively.

Liquidity and capital resources

We have incurred operating losses and negative cash flows in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one- and five-year promissory notes (which bear interest at 8% per year), and in November 2003, through our initial public offering. From inception through September 30, 2003, we had raised $7,943, $4,500 and $4,405 through sales of our common stock, preferred stock and promissory notes, respectively. Additionally, in November 2002, we issued a $1,000 secured note (which bears interest at 9% per year) to a seller in connection with the acquisition of six IDCs from ColoSolutions. We also have capital leases on certain equipment used in our IDCs and our corporate office, in the principal amount of $297 at September 30, 2003. We have no other borrowings or line of credit arrangements with banks or other financial institutions.

On November 3, 2003, we acquired all of the outstanding capital stock of HS. In connection with the acquisition of HS, we issued $3,000 of 8% promissory notes to the sellers, which notes are secured and senior, with certain exceptions, to all indebtedness during the five-year term of those notes. Our obligations to repay our promissory notes and to pay any additional purchase price are secured by a pledge of all of HS's capital stock.

As of September 30, 2003, we had cash and cash equivalents of $687. Our working capital deficiency at September 30, 2003 was $596.

During the six months ended September 30, 2003, we raised $1,230 through sales of 5-year promissory notes (which bear interest at 8% per year), $277 of which was used to pay capital lease obligations between July and October 2003. During the six months ended September 30, 2002, we raised $125 and $1,360 through issuances of Class A Common Stock and promissory notes, respectively, and we repaid promissory notes of $333 in principal.

Our operating activities resulted in net cash outflows of $1,180 and $923 for the six months ended September 30, 2003 and 2002, respectively. The increase in our net use of cash was primarily due to increased prepaid expenses and other assets (primarily due to deferred IPO and HS acquisition costs) of $626, a decrease in accounts payable of $211, offset by and increase in depreciation and amortization of $644.

Investing activities used net cash of $124 and provided net cash of $21 for the six months ended September 30, 2003 and 2002, respectively. The current year's amount is due to additions and improvements to our IDCs. The decrease from the prior year is due to the July 2002 settlement of a dispute in which $951 was funded for a lien in connection with litigation instituted by a contractor, and the litigation was settled for a cash payment of $750. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel. However, we currently do not have any significant commitments for purchases.

Financing activities contributed cash of $1,035 and $1,086 for the six months ended September 30, 2003 and 2002, respectively. Cash contributed during the six months ended September 30, 2003 was used for repayment of capital lease obligations, IPO related expenses, and for general working capital purposes. A portion of the cash contributed during the six months ended September 30, 2002 was used to repay our remaining one-year promissory notes totaling $333 in principal. Net cash provided by financing activities in each of these periods was primarily from the sales of promissory notes, and an additional $21 and $125 was provided from the issuance of Class A Common Stock during the six months ended September 30, 2003 and 2002, respectively.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of September 30, 2003, we had an outstanding balance of $297 in capital lease obligations. These capital lease obligations covered power generating equipment at our data centers and telecommunications equipment at our corporate office. All of our capital lease obligations were secured by equipment at the following locations and in the following principal amounts: certain storage equipment at our Jersey City, New Jersey AccessColocenterSM in the remaining principal amount of $118; telephone equipment at our executive offices in the remaining principal amount of $28; and Caterpillar generators at six of our IDCs in the remaining principal amount of $151. As of September 30, 2003, minimum future capital lease payments (including interest) for the years ended September 30, 2004, 2005, 2006, 2007 and 2008 were $239, $65, $9, and $2, respectively. In July 2003, we repaid the capital lease covering generators at our Manhattan, New York AccessColocenterSM for $49. In August 2003, we entered into an agreement to pay a capital lease covering certain storage equipment at our Jersey City, New Jersey AccessColocenterSM for payments totaling $228 including all principal and interest currently due. Payments of $48 and $62 were made in August 2003 and September 2003, respectively, and a final payment of $118 was made in October 2003. In connection with the repayment of these leases, we recorded gains totaling $27 to the Other income/expense, net line of the unaudited Consolidated Statements of Operations.

In September 2003, in connection with our IPO and in order to simplify our capital structure, we entered into an agreement, the Exchange Agreement, under which the holder of our outstanding Series A and Series B Preferred Stock agreed to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock; (2) exchange warrants exercisable, subject to certain future conditions, for up to 951,041 shares of Class A Common Stock, for 320,000 shares of Class A Common Stock; (3) exercise warrants currently exercisable for up to 144,663 shares of our Class A Common Stock (143,216 shares on a cashless-exercise basis); and (4) accept 104,175 shares of our Class A Common Stock as payment of all accrued dividends on shares of Series A and Series B Preferred Stock held by the holder through November 10, 2003, the effective date of the IPO. The transactions contemplated by the Exchange Agreement were subject to and contingent upon the completion of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled $18,911 as of September 30, 2003 and are payable in varying monthly installments through 2015. As of September 30, 2003, minimum future operating lease payments for the years ended September 30, 2004, 2005, 2006, 2007, 2008 and thereafter (in total) were $2,219, $2,265, $2,181, $2,153,
$2,181 and $7,912, respectively.

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern and reflect an expectation of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We had an accumulated deficit of $11,654 as of September 30, 2003. The cash required to fund our planned operations for the next 12 months exceeds the cash anticipated to be generated from our planned operations. Our actual working capital requirements will depend on various factors, including our ability to maintain our IDC and HS customer base and attract new customers, the progress of the development of AccessDM's business, the level of resources we are able to allocate to the development of greater marketing and sales capabilities and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues and negative cash flows for the foreseeable future as we continue to execute our business strategy of becoming a leading provider of digital content to entertainment venue operators. In the event our operations are not profitable, we do not generate sufficient cash to fund our business, and/or if we fail to consummate future financings, we will need to reduce our corporate overhead expenses, including the potential reduction of some personnel associated with the anticipated growth of the business.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our stockholders, creditors and our ability to close debt or equity transactions to raise cash. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations.

Our management believes that the net proceeds generated from the IPO, combined with our cash on hand and cash receipts from existing and acquired operations, will be sufficient to permit us to continue our operations for at least 12 months from the date of this Form 10-QSB.

Related party transactions

A. Dale Mayo and Brett E. Marks invested $250 and $125, respectively, in our offering of one-year 8% notes and received warrants to purchase 4,601 and 2,301 shares, respectively, of our Class A Common Stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Messrs. Mayo and Marks invested $250 and $125, respectively, in our offering of five-year 8% promissory notes and received warrants to purchase 25,000 and 12,500 shares, respectively, of Class A Common Stock at $0.05 per share. In September 2003, all of the warrants that were attached to our one-year and five-year promissory notes held by Messrs.

Mayo and Marks were exercised. As of September 30, 2003, the principal due to these executive officers of $375 is included in notes payable.

Warren H. Colodner, a former director of our company, is a partner in the law firm of Kirkpatrick & Lockhart LLP, which provides legal services to us, including handling legal matters related to our IPO. For the six months ended September 30, 2003 and 2002, we paid approximately $18 and $62, respectively, to this firm. Mr. Colodner was granted options to purchase 4,000 shares of our Class A Common Stock.

Robert Davidoff, a director of our company, is the general partner of CMNY Capital II, L.P., which holds 157,927 shares of our Class A Common Stock, and a director of Sterling/Carl Marks Capital, Inc., which holds 51,025 shares of our Class A Common Stock. CMNY Capital II, L.P. also invested $1,000 in our offering of one-year promissory notes, which was repaid in March 2002, and invested $1,000 in our offering of five-year promissory notes. The warrants attached to such one-year and five-year notes were exercised in August 2003 and are included in the share numbers above. Mr. Davidoff has also been granted options to purchase 4,000 shares of Class A Common Stock.

Wayne Clevenger and Matthew Finlay, two of our directors, are directors of MidMark Equity Partners II, L.P., or MidMark, which holds all of our outstanding preferred stock and related contingent warrants. MidMark also purchased $333 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants. The Company pays this related party a management fee of $50 per year. In addition, we paid a $75 investment banking fee in connection with the issuance of the Series A and Series B Preferred Stock financings.

In September 2003, we entered into the Exchange Agreement with MidMark in connection with its agreement to convert all of its shares of preferred stock. In November 2003, we consummated the transactions contemplated by the Exchange Agreement . See "--Liquidity and capital resources."

John L. O'Hara, a member of our board of advisors, is the President of John O'Hara Contracting, Inc., which performs construction and other work at our IDCs. Mr. O'Hara has invested $50 in our five-year notes, and holds 5,000 five-year note attached warrants. This contractor has been paid $6 and $1 for the six months ended September 30, 2003 and 2002, respectively. In addition, John O'Hara Contracting, Inc. owns 8,000 shares of our Class A Common Stock, issued as partial consideration for work performed during the fiscal year ended March 31, 2001.

Edward H. Herbst, a member of our board of advisors, is a partner in Herbst-Musciano Architects/Planners, an architectural services firm that performs work at our IDCs. This firm was paid $1 for the six months ended September 30, 2003. In addition, Mr. Herbst holds options to purchase 600 shares of our Company's Class A Common Stock at an exercise price of $12.50 per share.

In connection with the HS acquisition, we purchased all of the outstanding capital stock of HS from its stockholders, David Gajda, Robert Jackovich, and certain employees of HS who held stock options on November 3, 2003. Messrs. Gajda and Jackovich will continue as executive officers of HS under new employment agreements and together with the optionees, received an aggregate of 400,000 shares of our Class A Common Stock.

HS and Hollywood Media Center, LLC, a limited liability company that is 95% owned by David Gajda, one of the sellers, and the President of HS, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space at 1604 Cahuenga Blvd., Hollywood, CA. Under the terms of our acquisition of HS, we have assumed HS's obligations under this lease, including the monthly rental payments of $2. The term of the lease expires on December 31, 2003. The Company presently expects to extend this lease for at least one additional year on substantially similar terms.

In connection with Russell J. Wintner's employment arrangement with AccessDM, in November 2003, AccessIT paid Mr. Wintner a finder's fee of $20, in connection with his efforts related to the HS acquisition.

We entered into a consulting agreement with Kevin A. Booth, a co-founder and director of our Company, following the termination of his employment with our company as of July 5, 2003. Under the terms of the agreement, Mr. Booth agreed to provide consulting services to our company in connection with this offering and our acquisition of HS, for which we paid him $10 per month (plus any reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. We also paid Mr. Booth a $20 bonus in November 2003 in connection with the completion of the IPO. After September 30, 2003, we may, in our sole discretion, retain Mr. Booth's services for future projects on mutually agreed to terms. Mr. Booth has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, will remain in effect through July 4, 2004.

Quantitative and qualitative disclosures about market risk

Our business is currently principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we can earn on our invested cash. Because we currently do not have any variable rate debt, there is no risk associated with fluctuating interest expense. We do not plan to use any derivative financial instruments. We plan to help ensure the safety and preservation of invested principal funds by limiting default risks, market risk and investment risk. We plan to mitigate our default risk by investing generally in low-risk securities.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 could have a future impact depending on transactions entered into, however, at this time the adoption SFAS 150 had no impact on the Company's results of operations, financial position or cash flows. Furthermore, the Company entered into an agreement with the holder of all of its outstanding Series A and Series B Preferred Stock in September 2003 under which the holder has agreed to exchange all of those shares for shares of Class A Common Stock, which occurred upon the completion of the IPO .

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity
(VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. In December 2003, the FASB further deferred the latest date by which public entities must apply FIN No. 46 to the first interim or annual reporting period ending after March 31,2004. The adoption of FIN No. 46 in February 2003 did not have a material impact on our results of operations, financial position or cash flows.

Item 3.   Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not Applicable.

Item 2.   Changes in Securities.

(a)  Not applicable.

(b)  Not applicable.

(c) In August and September 2003, several holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 420,686 unregistered shares of Class A Common Stock by paying $21. All of these transactions were exempt from registration under Rule 506 of Regulation D and Rule 152 under, and Section 4(2) of, the Securities Act of 1933, as amended.

(d)  Not applicable.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On September 17, 2003, the Company's stockholders, by majority written consent, approved (i) an amendment of the Company's third amended and restated certificate of incorporation to effectuate the 1-5 Reverse Split effective as of September 18, 2003; (ii) a fourth amended and restated certificate of incorporation, subject to the completion of the IPO, to eliminate the designations for its Series A and Series B Preferred Stock and its Class C and Class D Common Stock into which such Preferred Stock was convertible; and (iii) an amendment to the Company's 2000 Stock Option Plan to increase the number of shares of Class A Common Stock authorized for issuance upon exercise of options granted under the AccessIT Plan from 400,000 to 600,000.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The exhibits are listed in the Exhibit Index on page 26 herein.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date:  December 23, 2003   By:  /s/  A. Dale Mayo
                                ------------------------------------
                                A. Dale Mayo
                                President and Chief Executive Officer
                                  and Director
                                (Principal Executive Officer)


Date:  December 23, 2003   By:  /s/ Brian D. Pflug
                                ------------------------------------
                                Brian D. Pflug
                                Senior Vice President - Accounting & Finance
                                (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number    Description

      31.1* Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2* Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Filed herewith.