Form 10QSB
period 2003-12-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2004-02-17
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: December 31, 2003

                 ()TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

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

          55 Madison Avenue, Suite 300, Morristown New Jersey 07960
                   (Address of principal executive offices)

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

    6,573,253 shares of Class A Common Stock, $.001 par value, and 1,005,811 shares of Class B Common Stock, $.001 par value, were
                        outstanding on February 12, 2004

    Transitional Small Business Disclosure Format (check one): Yes__ No X

            ACCESS INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS


                      PART I -- FINANCIAL INFORMATION
                                                                     Page

Item 1. Financial Statements.

        Consolidated Balance Sheet at December 31, 2003 (unaudited)     3

        Consolidated Statements of Operations for the three
        months ended December 31, 2003 and 2002 (unaudited)             4

        Consolidated Statements of Operations for the nine
        months ended December 31, 2003 and 2002 (unaudited)             5

        Consolidated Statement of Stockholders' Equity for
        the nine months ended December 31, 2003 (unaudited)             6

        Consolidated Statements of Cash Flows for the nine
        months ended December 31, 2003 and 2002 (unaudited)             7

        Notes to Consolidated Financial Statements(unaudited)           8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            17

Item 3. Controls and Procedures                                        26

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                      26

Item 5. Other Information.                                             26

Item 6. Exhibits and Reports on Form 8-K.                              26

Signatures                                                             27

Exhibit Index                                                          28

              Access Integrated Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                        (in thousands except share data)
                                   (Unaudited)
                                                                    December 31,
                                                                        2003
                                                                   -------------
Assets
 Current assets
    Cash and cash equivalents                                       $     2,417
    Accounts receivable                                                     792
    Prepaids and other current assets                                       559
    Unbilled revenue                                                        142
                                                                   -------------
     Total current assets                                                 3,910

 Property and equipment, net                                              4,351
 Goodwill                                                                 3,655
 Intangible assets, net                                                   3,721
 Capitalized software costs, net                                          1,378
 Deferred costs                                                             122
 Unbilled revenue                                                           476
 Security deposits                                                          469
                                                                   -------------
     Total assets                                                   $    18,082
                                                                   =============
Liabilities and Stockholders' Equity
 Current Liabilities
    Accounts payable and accrued expenses                           $       856
    Current portion of notes payable                                        923
    Current portion of security deposits payable                             38
    Current portion of capital leases                                       101
    Deferred revenue                                                        839
                                                                   -------------
     Total current liabilities                                            2,757

    Notes payable, net of current portion                                 4,877
    Customer security deposits                                              121
    Deferred revenue, net of current portion                                273
    Capital leases, net of current portion                                   54
    Deferred rent expense                                                   834
    Minority interest in subsidiary                                          29
                                                                   -------------
      Total liabilities                                                   8,945
                                                                   -------------
    Commitments and contingencies

Stockholders' equity
   Class A common stock, $0.001 par value per share; 40,000,000 shares
     authorized;                                                              6
     6,473,253 shares issued and outstanding
   Class B common stock, $0.001 par value per share; 15,000,000 shares
     authorized;                                                              1
     1,005,811 shares issued and outstanding
   Additional paid-in capital                                            21,358
   Deferred stock-based compensation                                         (1)
   Accumulated deficit                                                  (12,227)
                                                                  --------------
    Total stockholders' equity                                            9,137
                                                                  ==============
    Total liabilities and stockholders' equity                     $     18,082
                                                                  ==============

          See accompanying notes to consolidated financial statements.

              Access Integrated Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                    December 31,   December 31,
                                                       2003           2002
                                                    -------------  -------------
Revenues
  Software and services                             $       722    $         62
  Datacenters                                             1,321             951
                                                    -----------    -------------
     Total revenues                                       2,043           1,013

Costs of revenues (exclusive of depreciation
 and amortization shown below)
  Software and services                                      83              29
  Datacenters                                               811             814
                                                   --------------  -------------
     Total costs of revenues                                894             843

  Gross profit                                            1,149             170

Operating expenses
  Selling, general and administrative
   (excludes non-cash stock-                                914             590
   based compensation of $56 in 2002)
  Research and development                                    8               -
  Non-cash stock-based compensation                           -              56
  Depreciation and amortization                             676             407
                                                   --------------  -------------
     Total operating expenses                             1,598           1,053
                                                   --------------  -------------
Loss from operations                                       (449)           (883)

Interest expense                                           (143)           (100)
Non-cash interest expense                                  (111)            (80)
Other income/(expense), net                                   4               6
                                                   --------------  -------------
Net loss before income taxes                               (699)         (1,057)

Income tax benefit                                          127             185
                                                   --------------  -------------
Net loss                                                   (572)           (872)

Accretion related to redeemable convertible
 preferred stock                                         (1,125)            (28)
Accretion of preferred dividends                            (40)            (60)
                                                   --------------  -------------
Net loss available to common stockholders           $     (1,737)   $      (960)
                                                   ==============  =============
Net loss available to common stockholders
 per common share
 Basic and diluted                                  $      (0.30)   $     (0.32)
                                                   ==============  =============
Weighted average number of common shares
 outstanding
 Basic and diluted                                     5,725,153      3,013,307
                                                   ==============  =============

          See accompanying notes to consolidated financial statements.

              Access Integrated Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                         Nine Months Ended
                                                    December 31,    December 31,
                                                       2003            2002
                                                   -------------   -------------
Revenues
  Software and services                             $      897      $       171
  Datacenters                                            3,975            2,603
                                                   ------------    -------------
     Total revenues                                      4,872            2,774

Costs of revenues (exclusive of depreciation
 and amortization shown below)
  Software and services                                    151               97
  Datacenters                                            2,492            2,170
                                                   -------------   -------------
     Total costs of revenues                             2,643            2,267

     Gross profit                                        2,229              507

Operating expenses
  Selling, general and administrative
   (excludes non-cash stock-                             2,076            1,708
    based compensation of $10 in 2003
    and $90 in 2002)
  Research and development                                   8                -
  Non-cash stock-based compensation                         10                90
  Depreciation and amortization                          1,915             1,003
                                                   ------------    -------------
     Total operating expenses                            4,009             2,801

     Loss from operations                               (1,780)          (2,294)

Interest expense                                          (389)            (253)
Non-cash interest expense                                 (302)            (204)
Other income/(expense), net                                 11               13
                                                   ------------    -------------
Net loss before income taxes                            (2,460)          (2,738)

Income tax benefit                                         127              185
                                                   ------------    -------------
Net loss                                                (2,333)          (2,553)

Accretion related to redeemable convertible
 preferred stock                                        (1,590)            (305)
Accretion of preferred dividends                          (220)            (140)
                                                   ------------    -------------
Net loss available to common stockholders           $   (4,143)     $    (2,998)
                                                   ============    =============
Net loss available to common stockholders
 per common share
 Basic and diluted                                  $    (1.05)     $     (1.00)
                                                   ============    =============
Weighted average number of common shares
 outstanding
 Basic and diluted                                   3,954,827         3,011,685
                                                   ============    =============

          See accompanying notes to consolidated financial statements.

              Access Integrated Technologies, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                            Deferred
                                                Class A            Class B      Additional   Stock-                        Total
                                             Common Stock        Common Stock    Paid-in     Based         Accumulated Stockholders'
                                           Shares    Amount   Shares     Amount  Capital    Compensation     Deficit      Equity

Balances as of March 31, 2003              2,015,770 $    2   1,005,811 $     1 $ 11,530    $       (11)   $   (9,894) $      1,628

Issuance of common stock for cash          1,380,000      1                        6,899                                      6,900

Common stock issuance costs                                                       (2,520)                                    (2,520)

Issuance of warrant to purchase
 common stock                                                                        385                                        385

Issuance of common stock in exchange        2,207,976     2                        4,498                                      4,500
 for preferred stock and contingent
 warrants

Issuance of common stock for
 the purchase of Hollywood                    400,000                              1,380                                      1,380
 Software, Inc.

Issuance of common stock for goods              8,700                                                                             -
 and services

Issuance of warrants to purchase                                                     615                                        615
 common stock (attached to notes
 payable)

Exercise of warrants to purchase              460,807      1                          22                                         23
 common stock (attached to notes
 payable)

Amortization of stock-based compensation                                                             10                          10

Accretion of preferred stock to redemption                                         (1,590)                                   (1,590)
 amount

Gain on sale of stock by subsidiary                                                   139                                       139

Net loss                                                                                                       (2,333)       (2,333)
                                           ---------- ------  --------- ------- ----------  ------------   ----------- ------------
Balances as of December 31, 2003            6,473,253 $    6  1,005,811 $     1 $  21,358   $        (1)   $  (12,227) $      9,137
                                           ========== ======  ========= ======= ==========  ============   =========== =============

          See accompanying notes to consolidated financial statements.


             Access Integrated Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                        Nine Months Ended
                                                   December 31,     December 31,
                                                      2003             2002
                                                  -------------    -------------
Cash flows from operating activities
  Net loss                                         $    (2,333)     $    (2,553)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                        1,915            1,003
    Amortization of software development costs              43                -
    Non-cash stock-based compensation                       10               90
    Non-cash interest expense                              302              204
    Minority interest                                       (6)               -
    Changes in operating assets and liabilities
     Accounts receivable                                  (566)              23
     Prepaids and other current assets                    (259)            (141)
     Other assets                                          (91)            (245)
     Accounts payable and accrued expenses                (125)             (13)
     Deferred revenue                                      323              326
     Other liabilities                                     188              192
                                                  -------------    -------------
    Net cash used in operating activities                 (599)          (1,114)

Cash flows from investing activities
  Settlement of Tower Obligation                             -             (750)
  Decrease in restricted cash                                -              951
  Acquisition of data centers                                -           (2,258)
  Acquisition of Hollywood Software,
   net of cash acquired                                 (2,354)               -
  Purchase of intangible assets                           (110)               -
  Purchases of property and equipment                     (136)            (266)
                                                  -------------    -------------
     Net cash used in investing activities              (2,600)          (2,323)

Cash flows from financing activities
   Net proceeds from issuance of common stock            4,788              125
   Net proceeds from issuance of preferred stock             -            2,425
   Net proceeds from issuance of notes payable
    and warrants                                         1,230            1,360
   Repayment of notes payable                           (1,000)            (333)
   Principal payments on capital leases                   (358)             (98)
                                                  -------------    -------------
      Net cash provided by financing activities          4,660            3,479

Net increase in cash and cash equivalents                1,461               42

Cash and cash equivalents at beginning of period           956             1,001
                                                  -------------    -------------
Cash and cash equivalents at end of period         $     2,417      $      1,043
                                                  =============    =============



          See accompanying notes to consolidated financial statements.

            ACCESS INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share data)
                                   (unaudited)

1.      Nature of Operations and Basis of Presentation

Nature of Operations

Access Integrated Technologies, Inc. ("AccessIT"), was incorporated in Delaware in March 2000. Access Digital Media Inc. ("AccessDM" or "Access Digital"), an 80% owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("HS") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003 (see Note 3). AccessIT, Access Digital and HS are referred to herein collectively as the "Company". The Company designs, builds, and operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the Internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers, Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDC's located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia. AccessDM was formed to utilize AccessIT's existing infrastructure to store and distribute digital content to movie theaters and other remote venues. HS is a leading provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. HS's software manages the planning, booking scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films.

Basis of Presentation

The accompanying unaudited consolidated interim financial information has been prepared by the Company. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

During the year ended March 31, 2003 and the nine months ended December 31, 2003, the Company has been financed primarily through equity and debt financing, most recently the completion of its initial public offering in November 2003 that generated net cash receipts of $1,074. However, the Company has incurred substantial losses and negative cash flows from operations since inception. During the year ended March 31, 2003 and the nine months ended December 31, 2003, the Company incurred losses of $3,404 and $2,333 respectively, and negative cash flows from operating activities of $760 and $599, respectively. In addition, the Company has an accumulated deficit of $12,227 as of December 31, 2003. Furthermore, the Company has debt service requirements of $2,500 for the twelve months beginning in March 2004, of which $1,900 of principal and interest payments are due by December 31, 2004. Management expects that the Company will continue to generate operating losses and negative cash flows for the foreseeable future due to the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at December 31, 2003 and expected cash flows from operations, management believes that the Company has the ability to meet its obligations for the foreseeable future. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

Segment Information

Segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: datacenter operations and software operations. The segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The datacenters segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment. The software segment consists of HS, which was acquired on November 3, 2003, and AccessDM. HS develops and licenses software to the theatrical distribution and exhibition industries, provides services as an Application Service Provider ("ASP"), and provides software enhancements and consulting services. AccessDM was formed to store and distribute digital content to movie theaters and other venues. Prior to November 3, 2003, the Company operated only in the datacenters segment. All of the Company's revenues were generated inside the United States.


Selected segment data:


                               Three Months Ended         Nine Months Ended
                                 December 31,                 December 31,
                              ---------------------      ---------------------
                                2003      2002              2003       2002
                                ----      ----              ----       ----
Revenue:

Software......................$  637    $  -              $  637     $  -

Datacenters....................1,406     1,013             4,235      2,774
                              ------    ------            ------     ------
Total.........................$2,043    $1,013            $4,872     $2,774
                              ======    ======            ======     ======

                               Three Months Ended        Nine Months Ended
                                 December 31,                 December 31,
                                2003      2002              2003       2002
                                ----      -----             ----       ----

Operating income before interest, taxes, depreciation and amortization:


Software......................$  395    $  -              $ 395      $   -
Datacenters...................  (168)      (476)           (260)      (1,291)
                               -----    -------           ------     -------
Total.........................$  227    $  (476)          $ 135      $(1,291)
                               =====    =======           ======     ========

There were no intersegment revenues or expenses during the three and nine months ended December 31, 2003.



Assets:                           December 31, 2003
 Software..............................$ 8,673
 Datacenters...........................  9,409
                                       -------
Total..................................$18,082
                                       =======


2.    Summary of Significant Accounting Policies

Principles of Consolidation

The  unaudited   consolidated  financial  statements  include  the  accounts  of
AccessIT, HS and AccessIT's 80% owned subsidiary, AccessDM. All intercompany transactions and balances have been eliminated.

Software Revenue Recognition

Software revenues are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"). The Company's software revenues are generated from the following primary sources: i) software licensing, including customer licenses and ASP agreements, ii) software maintenance contracts, and iii) professional consulting services, which includes systems implementation, training, custom software development services and other professional services.

Software licensing revenue is recognized when the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred and no significant obligations remain, c) the fee is fixed or determinable and d) collection is determined to be probable. Significant upfront fees are received in addition to periodic amounts upon achievement of contractual milestones for licensing of our products. Such amounts are deferred until the revenue recognition criteria has been met, which typically occurs after delivery and acceptance.

For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), we separately negotiate each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where we are not able to determine fair value of each element and the services are essential to the functionality of the software, we follow percentage-of-completion accounting to recognize revenue.

Customers not wishing to license and operate the our software themselves may use the software through an ASP arrangement, in which the we host the application and provide customer access via the internet. Annual minimum ASP service fees are recognized ratably over the contract term. Overage revenues for usage in excess of stated minimums are recognized monthly.

Maintenance services and website subscription fees are recognized ratably over the contract term. Professional consulting services, sales of third party products and resale hardware revenues are recognized as services are provided. Software development revenues are recognized when delivery has occurred and no significant obligations remain.

Deferred revenue is recorded in cases of i) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, ii) incomplete implementation of ASP service arrangements, or iii) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the Consolidated Balance Sheet and are recognized as revenue in accordance with our revenue recognition policies described above.

Net Loss per Share Available to Common Stockholders

Computations of basic and diluted net loss per share of common stock have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company has incurred a net loss for the three and nine months ending December 31, 2003 and 2002; therefore, the impact of dilutive potential common shares has been excluded from the computation, as it would be anti-dilutive.

The following outstanding stock options and warrants (prior to the application of the treasury stock method), and mandatorily redeemable convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:


                                                December 31,    December 31,
                                                    2003          2002
                                                ------------    ------------
Stock options..................................   498,897        310,957
1-Year Notes Warrants..........................      --           25,305
5-Year Notes Warrants..........................      --          312,500
2001 Warrants..................................      --          430,205
Contingent Warrants A-C........................      --          680,092
Mandatorily redeemable convertible preferred stock   --        3,226,538



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

Stock-Based Compensation

The Company accounts for its stock based employee compensation plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net loss and earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation for the three and nine months ended December 31, 2003 and 2002:


                               Three Months Ended          Nine Months Ended
                                 December 31,                December 31,
                              --------------------       ---------------------
                                2003      2002              2003       2002
                                ----      ----              ----       ----

Net loss as reported........   $(572)    $(872)          $(2,333)    $(2,553)
  Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method, net of related
  income tax benefits.........  (108)     (132)             (341)       (384)
                              -------  ---------         --------    --------
Pro forma net loss..........  $ (680)  $(1,004)          $(2,674)    $(2,937)
                              =======  =========         ========    ========
  Basic and diluted net loss available to
  common stockholders per share:
As reported................. $ (0.30)  $ (0.32)          $ (1.05)    $ (1.00)
Pro forma................... $ (0.32)  $ (0.36)          $ (1.13)    $ (1.12)



3.      Significant Agreements and Transactions

Access Digital Media, Inc.

In March 2003, the Company engaged The Casey Group to help develop software designed to enable the delivery of digital content. This software will be utilized by AccessDM in its planned operations. As compensation for assisting the Company in the development of the software, the cost of which was agreed to be $174, the Company issued to The Casey Group 750,000 shares of AccessDM's common stock in September 2003 and 8,700 shares of AccessIT's Class A Common Stock in November 2003. The shares of AccessDM's common stock issued to The Casey Group represent 20% of AccessDM's outstanding capital stock after giving effect to such issuance. The cost of the software has been recorded in property and equipment, net in the unaudited Consolidated Balance Sheet and is being amortized over its expected useful life, which is estimated to be three years. As a result of this transaction, the Company recorded a minority interest of $35 and a gain on the sale of stock by its subsidiary of $139, which has been recorded in additional paid-in capital in the unaudited Consolidated Statement of Stockholders' Equity. For the three months ended December 31, 2003 the Company reduced minority interest by $6, representing the Casey Group's share of AccessDM's net loss.

Hollywood Software

On November 3, 2003, the Company completed the acquisition of all of the capital stock of HS, after amending the agreement it had entered into on July 17, 2003. To complete the acquisition of HS, the Company issued secured promissory notes to the two holders of all of the capital stock of HS, each in the principal amount of $3,625 (the "Notes"). The amount of the Notes represented the original purchase price of $7,300 (based on the initial public offering ("IPO") price less the underwriter's discount), less $50 that had already been paid by the Company. The Notes were due no later than five business days after the date that the Company's registration statement was declared effective by the Securities and Exchange Commission. On November 14, 2003, four business days after the registration statement was declared effective, the Notes were exchanged for $2,450 in cash, promissory notes in the aggregate principal amount of $3,000 and 400,000 shares of Class A Common Stock. For purchase accounting purposes, the initial purchase price is $7,071, consisting of $2,691 of cash (including $191 of expenses); $1,380 of the Company's Class A Common Stock (400,000 shares valued at $3.45 per share); and $3,000 of promissory notes. In addition, a contingent purchase price is payable each year for the three years following the closing if certain earnings targets are achieved. The Company has also agreed to a one-time issuance of additional shares to the sellers in accordance with a formula if the Company's Class A Common Stock declines in trading value beyond $3.60 per share during the 90 day period at the end of the lock-up period. The results of operations of HS have been included in the Company's financial statements since the acquisition date.

Based on an initial valuation from an independent appraiser, the restricted stock issued in the HS acquisition was estimated to have a fair value of $3.45 per share.

The total purchase price of $7,071, including fees and expenses of the acquisition, has been allocated to the net assets acquired, including tangible and intangible assets, and liabilities assumed, based upon preliminary results of an independent appraisal of fair value, with the excess purchase price being allocated to goodwill. The preliminary allocation of the purchase price may be subject to further adjustment as the Company finalizes its allocation of the purchase price in accordance with accounting principles generally accepted in the United States of America. The preliminary estimate of fair value of the tangible and intangible assets acquired and liabilities assumed has been reflected in the Consolidated Balance Sheet as follows:

Tangible and intangible assets acquired:
Current assets............................................  $535
Property and equipment, net...............................    26
Capitalized software cost, net............................ 1,350
Intangible assets......................................... 2,170
Goodwill.................................................. 3,655
                                                           -----
Total tangible and intangible assets acquired............. 7,736

Less liabilities assumed:
Current liabilities.......................................   665
                                                           -----
Total liabilities assumed.................................   665

Total purchase price......................................$7,071
                                                           =====

The intangible assets consist of customer relationships, non-compete agreements and corporate trade name. These assets are to be amortized over their estimated useful lives of 3, 5 and 10 years, respectively.

4.      Notes Payable

In April 2002, the Company repaid the remaining 1-year 8% subordinated promissory notes (the "1-Year Notes") totaling $333, that were outstanding as of March 31, 2002.

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants. During the nine months ended December 31, 2003 and 2002, the Company raised an aggregate of $1,230 and $1,360, respectively, from the issuance of 5-Year Notes to several investors. As of December 31, 2003, $4,405 of these notes payable were outstanding, of which $375 was outstanding to two of the Company's founders. The 5-Year Notes were issued primarily to repay prior issuances of the 1-Year Notes and to fund the Company's working capital needs. The 5-Year Notes bear interest at 8% per annum with repayment terms as follows: i) for a period of two years after the issuance date, interest-only payments are to be paid quarterly in arrears and ii) for the remaining three years until the final maturity date, the Company shall pay a) quarterly payments of principal in equal installments and
b) quarterly payments of interest on the remaining unpaid principal amount of the 5-Year Notes. The Company may prepay the 5-Year Notes at any time. Principal repayments of the 5-Year Notes begin in March 2004. As of December 31, 2003, there have not been any principal repayments of the 5-year Notes.

Concurrent with the issuance of the 5-Year Notes, the Company issued 5-Year Notes warrants to purchase a total of 440,500 shares of Class A Common Stock (see Note 6), of which warrants to purchase 123,000 and 136,000 shares of Class A Common Stock were issued during the nine months ended December 31, 2003 and 2002, respectively.

On November 26, 2003, the Company repaid certain notes payable incurred as part of the acquisition of six data centers in November 2002. The amount repaid of $1,009 represents the principal of $1,000, interest of $22, less agreed upon deductions of $13 for certain expense reimbursements.

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

The Series A Preferred Stock and Series B Preferred Stock is redeemable at the election of each of the holders of the then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock at any time on or after the fifth anniversary of the original issuance date of the Series A Preferred Stock if certain liquidity events shall not have occurred by then, at a redemption price equal to the greater of the (i) Company's gross revenue from all sources or (ii) five times the Corporation's combined earnings from its data center operations, before deduction for certain defined expenses, for the twelve months immediately preceding the month of exercise of the redemption rights, in each case divided by the number of fully-diluted, as converted shares of common stock outstanding. The Company has the option of first redeeming only 25% of the redeemed Series A Preferred Stock and Series B Preferred Stock, with the remainder then to be redeemed in 3 annual installments. However, in the event that the Company completes a qualifying underwritten public offering of its common stock, the Company can terminate the Series A and Series B Preferred Stock redemption rights and instead issue new warrants with an exercise price of $0.01 equal to 10% of the number of shares of common stock into which the Series A and Series B Preferred Stock may be converted, respectively. Total accretion for the Series A Preferred Stock to its estimated redemption value was $657 and $28 during the three months ended December 31, 2003 and 2002, respectively, of which $633 and ($26) related to the accretion to the estimated redemption amount, respectively, and $24 and $54 related to the accretion of the beneficial conversion feature, respectively. Total accretion for the Series A Preferred Stock to its estimated redemption value was $1,121 and $305 during the nine months ended December 31, 2003 and 2002, respectively, of which $990 and $142 related to the accretion to the estimated redemption amount, respectively, and $131 and $163 related to the accretion of the beneficial conversion feature, respectively. Accretion for the Series B Preferred Stock to its redemption value was $468 for the three and nine months ended December 31, 2003. There was no accretion recorded for the Series B Preferred Stock for the three and nine months ended December 31, 2002, as the estimated redemption amount was below the original carrying amount of the Series B Preferred Stock.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock: (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 shares of Class A Common Stock; (3) exercise Contingent Warrant B to purchase 143,216 shares of Class A Common Stock on a cashless-exercise basis; and (4) accept shares of Class A Common Stock at the IPO price of $5.00 as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 shares of Class A Common Stock as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. The Company recorded remaining accretion on the Series A Preferred Stock and Series B Preferred Stock of $523 and $468, respectively, related to the Exchange Agreement, which is included in the above amounts. As of December 31, 2003, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

6.      Stockholders' Equity

Common Stock

In April 2002, 20,000 shares of Class A Common Stock were issued to one existing investor for proceeds of $125. In May 2002, one holder of 5-Year Notes exercised warrants to purchase 5,000 shares of Class A Common Stock. In August and September 2003, several holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 420,688 shares of Class A Common Stock by paying $21, and in October 2003 the remaining holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 40,119 shares of Class A Common Stock by paying $2.

In July 2003, in connection with the IPO, the Company's Board of Directors approved a reverse stock split, subject to the completion of the IPO, to issue one share of common stock in exchange for each five shares of common stock held by its stockholders of record (the "1-5 Reverse Split"). The stockholders of the Company approved this reverse stock split effective as of September 18, 2003. The IPO was completed on November 14, 2003. The accompanying unaudited consolidated financial statements have been adjusted retroactively to reflect the reverse split of all outstanding common stock.

On November 10, 2003, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 14, 2003, the Company issued 1,380,000 shares of its Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at the IPO price of $5.00. The Company's stock is listed on the American Stock Exchange under the symbol "AIX". The net proceeds from the IPO, after deducting all offering expenses, including underwriting discounts and commissions, the cash portion of the purchase price of HS, and the repayment of a note payable, was approximately $1,074.

In connection with the Exchange Agreement, on November 14, 2003 the Company issued a total of 2,207,976 shares of Class A Common Stock to the holder of the Series A Preferred Stock, Series B Preferred Stock and related contingent warrants (see Note 5).

On November 14, 2003, the Company issued 8,700 shares of Class A Common Stock to the Casey Group, pursuant to a software development agreement with AccessDM.

Stock Option Plan

There were 192,500 stock options granted under AccessIT's 2000 Stock Option Plan (the "AccessIT Plan") during the nine months ended December 31, 2003. On November 4, 2003, 167,500 stock options were granted to several employees at an exercise price of $5.00 per share, and on December 15, 2003, 25,000 stock options were granted to one employee at an exercise price of $5.05 per share. These stock options expire ten years after issuance and vest ratably over three years. Amortization of deferred stock compensation amounted to $0 and $10 and $8 and $42, respectively, for the three and nine months ended December 31, 2003 and December 31, 2002, respectively, and has been recorded as non-cash stock compensation expense in the unaudited consolidated statements of operations.

In September 2003, the AccessIT Plan was amended to increase the number of shares of Class A Common Stock authorized for issuance upon exercise of options granted under the AccessIT Plan from 400,000 to 600,000. As of December 31, 2003, there were 101,103 options available for grant under the 2000 Stock Option Plan.

In May 2003, Access Digital adopted the 2003 Stock Option Plan (the "Access Digital Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the Access Digital Plan is to enable the Company to attract, retain and motivate employees, directors, advisors and consultants. During the nine months ended December 31, 2003, Access Digital granted stock options to purchase 1,000,000 shares of its common stock to employees of Access Digital and AccessIT. These stock options expire ten years after issuance and vest ratably over three years.

Warrants

In connection with the sale of the shares of Series A Preferred Stock, in October 2001 the Company issued the 2001 Warrant to purchase 430,205 shares of Class A Common Stock at a price of $0.05 per share. In connection with the issuance of the Series B Preferred Stock during the year ended March 31, 2003, the Company issued Contingent Warrant A to purchase an aggregate of 381,909 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. Also, in connection with the issuance of the Series B Preferred Stock, the Company issued Contingent Warrant B to purchase an aggregate of 144,663 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. Additionally, in connection with the issuance of the Series B Preferred Stock, the Company issued Contingent Warrant C to purchase an aggregate of up to 100,401 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. On November 14, 2003, in connection with the completion of the IPO, the 2001 Warrant, Contingent Warrant A and Contingent Warrant C were exchanged for 320,000 shares of Class A Common Stock and Contingent Warrant B was exercised on a cashless-exercise basis to purchase 143,216 shares of Class A Common Stock.

In connection with the issuance of its 1-Year Notes, the Company issued warrants to purchase 25,305 shares of the Company's Class A Common Stock (the "1-Year Notes Warrants") to the holders of the 1-Year Notes. Of these warrants, warrants to purchase 6,902 shares of its Class A Common Stock were issued to two of the Company's founders. The 1-Year Notes Warrants have an exercise price of $0.05 per share and are exercisable at any time from the date of issuance through the earlier of i) 10 years from the date of issuance or ii) the closing of a firm commitment underwritten public offering of the Company's common stock. In August and September 2003, warrants to purchase 17,686 shares of Class A Common Stock were exercised, and in October 2003 warrants to purchase the remaining 7,619 of Class A Common Stock were exercised.

In connection with the issuance of its 5-Year Notes, the Company issued warrants to purchase 440,500 shares of Class A Common Stock (the "5-Year Notes Warrants ") to the holders of the 1-Year Notes. Of the original 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock, 5,000 5-Year Notes Warrants were exercised in May 2002, 5-Year Notes Warrants to purchase 403,000 shares of Class A Common Stock were exercised in August and September 2003, and the remaining 32,500 5-Year Notes Warrants were exercised in October 2003. Of the original warrants to purchase 440,500 shares of Class A Common Stock, warrants to purchase 123,000 shares of Class A Common Stock were issued during the nine month period ending December 31, 2003. Two of the Company's founders were issued 5-Year Notes Warrants to purchase an aggregate of 37,500 shares of Class A Common Stock, which were exercised in September 2003 and included in the above number of warrants exercised. The warrants to purchase 440,500 shares of Class A Common Stock were ascribed an estimated fair value of $2,202, which has been recognized as issuance cost and therefore has been charged against the carrying value of the related notes payable. During the three and nine months ended December 31, 2003, a total of $111 and $302, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. During the three and nine months ended December 31, 2002, a total of $80 and $204, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes.

7.      Supplemental Cash Flow Disclosure


                                   Three Months Ended       Nine Months Ended
                                     December 31,             December 31,
                                  --------------------    ---------------------
                                    2003      2002           2003       2002
                                    ----      ----           ----       ----
Interest paid................     $  122      $  46        $  306      $ 131
Accretion on mandatorily
redeemable convertible
preferred stock..............     $1,125      $  28        $1,590      $ 305
Common stock issued to vendor
in lieu of cash                   $   -          -         $  174          -
Exchange of preferred stock and
warrants for common stock.....    $4,172      $  -         $4,172      $   -
Issuance of common stock and
notes to acquire
Hollywood Software, Inc.......    $4,380      $  -         $4,380      $   -




8.      Commitments and Contingencies

In the ordinary course of its business, the Company is potentially a party to litigation regarding the operation of its business. In February 2003, HS eliminated the position of an employee, and as part of the termination process, HS attempted to secure a general release from liability from the employee. In March 2003, the Company received a letter from the employee's attorney seeking a payment of $145 to release HS from any potential claims, including alleged improper classification as an exempt employee and unpaid vacation time. The Company is discussing the matter with the employee's attorney and is evaluating the merits of this complaint.

9.      Related Party Transactions

In June 2003, one of the members of the Company's board of directors resigned. This former member is a partner in a law firm that provides legal services to the Company, including handling legal matters related to the IPO. For the nine months ended December 31, 2003 and 2002, we paid approximately $85 and $606, respectively, to this firm.

10.     Subsequent Events

On December 22, 2003, the Company signed an agreement to purchase all of the outstanding common stock of Core Technology Services, Inc. ("Core Tech"), and on January 9, 2004, the acquisition of Core Tech was completed. Core Tech is a managed service provider of information technologies; its primary product is managed network services through their global network command center. The Company believes that the acquisition of Core Tech will expand the existing capabilities and services of its IDCs. The initial purchase price consisted of $250 in cash and 100,000 shares of the Company's Class A Common Stock, which shares are restricted as to their further sale or transfer. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and shares of the Company's Class A Common Stock as the purchase price payable at closing. The Company has also agreed to a one-time issuance of additional shares of its Class A Common Stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the trading value of the Company's Class A Common Stock is less than $4.00 during the 90 day period at the end of the lock-up period. Based on an initial valuation from an independent appraiser, the restricted stock issued in the Core Tech acquisition was estimated to have a fair value of $3.45 per share. The total purchase price is expected to be $620, including $25 of anticipated fees and expenses.

The total purchase price of $620 will be allocated to the net assets acquired, including tangible and intangible assets, and liabilities assumed, based upon management's best preliminary estimate of fair value with any excess purchase price being allocated to goodwill. The preliminary allocation of the purchase price may be subject to further adjustment as the Company finalizes its allocation of the purchase price in accordance with accounting principles generally accepted in the United States of America. The estimate of fair value of the tangible and intangible assets acquired and liabilities assumed is expected to be allocated as follows:

Tangible and intangible assets acquired:

Property and equipment, net...........................................$ 20

Intangible assets..................................................... 600
                                                                      ----
Total tangible and intangible assets acquired..........................620

Less liabilities assumed.................................................0

Total purchase price................................................. $620
                                                                      ====

The intangible assets are expected to consist of customer relationships and a non-compete agreement. These assets are expected to be amortized over their estimated useful lives of 3 and 5 years, respectively.

On February 3, 2004, the Company sent a notice to the holders of its notes payable, offering to exchange the existing 5-Year Notes for one of two options (the "Notes Exchange Offer"). One option is to exchange the existing 5-Year Notes for restricted Class A Common Stock at a proposed exchange rate of $3.57 per share. The other option is to exchange the existing 5-Year Notes for new convertible notes, (the "Convertible Notes") with proposed terms including (i) an interest rate of 6.0% per year, payable quarterly, (ii) principal repayments beginning two years after the date that the current 5-Year Notes are presently scheduled to begin principal repayments, (iii) principal repayments of 5% of the Convertible Notes amount would occur in equal quarterly installments for eleven quarters, with a balloon payment of all remaining principal and interest in the twelfth quarter, and (iv) the Convertible Notes will be convertible into Class A Common Stock anytime, at the option of the holder, at 120% of the closing price of the Company's publicly traded Class A Common Stock on the date of the exchange. It is anticipated that any shares of Class A Common Stock that are issued pursuant to either of the Notes Exchange Offer options will be subject to the same lock-up provisions that currently apply to the Company's restricted common stock. The Exchange Offer was also made to the holders of the $3,000 of notes payable issued in connection with the HS acquisition. The anticipated deadline for responding to the Notes Exchange Offer is February 27, 2004. The Notes Exchange Offer is subject to, among other things, definitive documents with mutually agreeable terms and conditions to be entered into by the parties. The main purpose of the Exchange Offer is to reduce or eliminate the Company's debt service requirements in the near term. The proposed terms described above may be different than the definitive terms.

In addition to the Notes Exchange Offer, the Company is offering to its existing note holders and to holders of its restricted common stock, $1,000 of new Convertible Notes.

11.     Recent Accounting Pronouncements

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue
Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in SEC Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on the Company's Consolidated Statement of Operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
           (in thousands, except share and per share data)

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS OUR INCURRENCE OF LOSSES TO DATE; ACHIEVING SUFFICIENT VOLUME OF BUSINESS FROM OUR CUSTOMERS; OUR SUBSIDIARIES CONDUCTING BUSINESS IN AREAS IN WHICH WE HAVE LITTLE EXPERIENCE; ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE DATACENTERS AND SOFTWARE RELATED BUSINESSES; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated on March 31, 2000 as AccessColo, Inc. In 2001, we changed our name to Access Integrated Technologies, Inc., or AccessIT. We have been in the business of operating Internet data centers ("IDCs"), and on November 3, 2003 we acquired Hollywood Software, Inc. ("HS"). IDCs are facilities that, for monthly and other fees, provide our customers with: a secure environment for their computer and telecommunications equipment; access to voice and data transmission services from a choice of network providers; and managed services to monitor their computer and telecommunications equipment and to store, back-up and protect their programs and data. HS is a leading provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. We have two reportable segments: datacenters, which comprise its IDC operations, and software, which represents the operations of HS and AccessDM.

We currently operate nine IDCs, or AccessColocentersSM, located in eight states:
Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia. We developed our first two data centers, located in Jersey City, New Jersey and Brooklyn, New York in the second half of 2000. We subsequently acquired seven additional IDCs: we acquired one IDC, located in Manhattan, New York City in December 2001; and we acquired the other six in one transaction in November 2002. The seven IDCs that we acquired were accounted for as business combinations under Statement of Financial Accounting Standards No. 141, "Business Combinations." From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at these IDCs. We do not intend to build any additional IDCs. Instead, we intend to continue expanding our IDC footprint by acquiring additional, operational IDCs from third parties. HS generates revenues from software license fees, Application Service Provider ("ASP") fees, enhancements, consulting and maintenance fees. We incurred net losses of $3,404, 3,610 and $2,880 in the fiscal years ended March 31, 2003, 2002 and 2001, respectively, and a net loss of $2,333 in the nine months ended December 31, 2003, which resulted in an accumulated deficit of $12,227 as of December 31, 2003. We anticipate that, with the acquisitions of HS and Core Tech, and the operation of Access Digital Media, Inc., our results of operations will improve. As we grow, however, our operating costs and general and administrative expenses will also increase for the foreseeable future. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years.

Critical accounting policies and use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition, capitalized software, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue recognition

Datacenter revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from colocation, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," are recognized ratably over the terms of the contracts, generally two to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria are classified as deferred revenues. Amounts satisfying the above revenue recognition criteria prior to billing are classified as unbilled revenues.

Software revenues are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"). Our software revenues are generated from the following primary sources: i) software licensing, including customer licenses and Application Service Provider ("ASP") agreements, ii) software maintenance contracts, and iii) professional consulting services, which includes systems implementation, training, custom software development services and other professional services.

Software  licensing revenue is recognized when the following  criteria are met:
a) persuasive evidence of an arrangement exists, b) delivery has occurred and no significant obligations remain, c) the fee is fixed or determinable and d) collection is determined to be probable. Significant upfront fees are received in addition to periodic amounts upon achievement of contractual milestones for licensing of our products. Such amounts are deferred until the revenue recognition criteria has been met, which typically occurs after delivery and acceptance.

For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), we separately negotiate each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where we are not able to determine fair value of each element and the services are essential to the functionality of the software, we follow percentage-of-completion accounting to recognize revenue.

Customers not wishing to license and operate the our software themselves may use the software through an ASP arrangement, in which the we host the application and provide customer access via the internet. Annual minimum ASP service fees are recognized ratably over the contract term. Overage revenues for usage in excess of stated minimums are recognized monthly.

Maintenance services and website subscription fees are recognized ratably over the contract term. Professional consulting services, sales of third party products and resale hardware revenues are recognized as services are provided. Software development revenues are recognized when delivery has occurred and no significant obligations remain.

Deferred revenue is recorded in cases of i) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, ii) incomplete implementation of ASP service arrangements, or iii) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the Consolidated Balance Sheet and are recognized as revenue in accordance with our revenue recognition policies described above.

The adoption of Staff Accounting Bulletin No. 104, "Revenue Recognition", did not affect our revenue recognition policies.

Capitalized Software Costs

We have adopted SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs that are incurred subsequent to establishing technological feasibility are capitalized. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded during the three months ended December 31, 2003. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended December 31, 2003 amounted to $43.

Business combinations and intangible assets

We have adopted SFAS No. 141 and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of December 31, 2003, our finite-lived intangible assets consisted of a customer agreement, non-compete agreements, and corporate trade name, which are estimated to have useful lives of 3, 5, and 10 years, respectively. Additionally, we have recorded goodwill resulting from the HS acquisition.

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

Impairment of long-lived assets

We review the recoverability of our long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Description of line items

The following is a description of certain line items from our statements of operations:

     Our datacenter revenues include charges for monthly license fees for colocation space, electric fees, riser access charges and installation fees. Our software revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees.

     Our cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, and amortization of capitalized software development costs.

     Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, advertising and marketing costs, and our corporate and HS headquarters facility costs.

     Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

     Non-cash interest expense represents the accretion of the value of warrants attached to our one- and five-year promissory notes.

Initial Public Offering

On November 10, 2003, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 14, 2003, in connection with the completion of the initial public offering of shares of our Class A Common Stock (the "IPO"), we issued 1,380,000 shares of Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at $5.00 per share (the "IPO Price"). The net proceeds from the initial public offering, after deducting all offering expenses, including underwriting discounts and commissions, the cash portion of the purchase price of HS, and the repayment of a note payable, was approximately $1,074. We are listed on the American Stock Exchange under the symbol "AIX".

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

AccessDM has been, and will continue in the foreseeable future to be, financed principally by AccessIT, which owned 80% of AccessDM's capital stock at December 31, 2003. In March 2003, we engaged The Casey Group, Inc., a software consulting company, to help develop software designed to enable the delivery of digital content. As compensation for assisting us in the development of the software, the cost of which was agreed to be $174, we issued to The Casey Group 750,000 shares of AccessDM common stock in September 2003 and 8,700 shares of AccessIT Class A Common Stock in November 2003. The AccessDM shares issued to The Casey Group represent 20% of AccessDM's outstanding capital stock after giving effect to such issuance.

The operations of AccessDM will be controlled by AccessIT, and certain members of the senior management of AccessIT are also members of the senior management of AccessDM. All intercompany transactions between AccessIT and AccessDM are intended to be conducted as transactions on competitive terms, including the terms of any future investments by AccessIT in AccessDM and the terms of any intercompany sales. As of December 31, 2003 AccessDM had no sales or significant operating expenses.

Recent acquisitions

On July 17, 2003, we signed a stock purchase agreement with HS and its two selling stockholders. On November 3, 2003, we acquired HS, after amending the agreement to complete the acquisition on that date, by issuing secured promissory notes (the "Initial Notes"), each in the principal amount of $3,625, or the Notes, to the two selling stockholders. On November 10, 2003, we completed the IPO and (i) the Initial Notes were exchanged for the consideration described in clauses (ii) and (iii) below and cancelled and returned to us by HS's selling stockholders, (ii) the lead underwriter in the IPO transmitted, in the aggregate, $2,450 to the selling stockholders and (iii) we issued to the selling stockholders $3,000 in 8% promissory notes and 400,000 shares of our Class A Common Stock.

We may pay an additional purchase price in each of the three years following the closing of the HS acquisition if certain annual earnings targets are achieved. We also have agreed to issue additional shares of our Class A Common Stock if the value of our Class A Common Stock declines below $3.60 per share.

On December 22, 2003, we signed an agreement to purchase all of the outstanding common stock of Core Technology Services, Inc. ("Core Tech"), and on January 9, 2004, the acquisition of Core Tech was completed. Core Tech is a managed service provider of information technologies; its primary product is managed network services through their global network command center. We believe that the acquisition of Core Tech will expand the existing capabilities and services of its IDCs. The initial purchase price consisted of $250 in cash and 100,000 shares of our Class A Common Stock, which shares are restricted as to their further sale or transfer. In addition, we may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and shares of our Class A Common Stock as the purchase price payable at closing. We have also agreed to a one time issuance of additional shares of our Class A Common Stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the market value of our Class A Common Stock is less than $4.00 during the ninety day period at the end of the lock up period.

Results of operations

Nine months ended December 31, 2003 and 2002

REVENUES. Our total revenues were $4,872 for the nine months ended December 31, 2003 compared to $2,774 for the comparable period in 2002, an increase of 76%. This increase was primarily attributable to the $1,244 in incremental revenues derived from the six additional data centers that we acquired in November 2002. Additionally, HS contributed $637 of revenues for the period from November 3, 2003 to December 31, 2003. The remainder of the increase in revenues was primarily from one IDC customer, due to expansion of their space.

COST OF  REVENUES.  Our cost of revenues  was $2,643 for the nine  months  ended
December 31, 2003 compared to $2,267 for the nine months ended December 31, 2002, an increase of 17%. This increase was primarily attributable to $294 of additional rent, utilities, real estate taxes and other operating expenses of the six locations acquired by us in November 2002. The remaining increase was due to $58 of expense from HS, primarily the amortization of capitalized software costs, and an increase in repairs and maintenance of $30 at our Brooklyn, NY AccessColocenterSM.

GROSS PROFIT. Gross profit was $2,229 and $507 for the nine months ended December 31, 2003 and 2002, respectively. The increase was related to $952 of gross profit generated at the six IDC locations we acquired in November 2002, and to $579 of gross profit generated by HS. Additionally, gross profit at our Jersey City, NJ IDC increased by $190. Due to the fixed nature of most of the datacenter operating expenses, increases in revenue generally result in increased profitability.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $2,076 and $1,708 for the nine months ended December 31, 2003 and 2002, respectively, an increase of 22%. Incremental costs associated with HS operations totaled $150, consisting primarily of personnel and headquarters office expenses. Advertising and marketing expenses increased by $54 due to attendance at trade shows and advertising related to AccessDM. Professional fees increased by $44 due to the related costs associated with our public filing requirements, and bad debt expense increased by $30 to reserve for doubtful accounts. Additionally, AccessDM incurred $35 of expenses, mostly personnel-related, in the three months ended December 31, 2003. As of December 31, 2003 and 2002, we had 23 and 11 employees, respectively, one of whom was part-time in each period. The increase is due to the acquisition of HS, which has 11 employees at December 31, 2003. Additionally, AccessDM employs one person at December 31, 2003.

NON-CASH STOCK-BASED COMPENSATION. We recorded non-cash stock-based compensation of $10 and $90 for the nine months ended December 31, 2003 and 2002, respectively. These amounts represent amortization of the fair value of stock options granted to non-employees in exchange for goods and services, over the three-year vesting period of the options, and $48 for the fair value of shares of Class A Common Stock granted to certain employees in 2002. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, as well as advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option-pricing model. The decrease is due to the expense related to the prior year employee stock grants and the completion of vesting of certain non-employee options.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,915 and $1,003 for the nine months ended December 31, 2003 and 2002, respectively, an increase of 91%. The increase is primarily attributable to the acquisition of six additional IDC's in November 2002 which included $863 of property and equipment and $2,710 of intangible assets. The HS acquisition added $73 of depreciation from November 3, 2003 through December 31, 2003.

INTEREST EXPENSE. Interest expense was $389 and $253 for the nine months ended December 31, 2003 and 2002, respectively. The increase of 54% was due to the $1,230 principal amount of five-year promissory notes that we issued in June and July 2003, and $1,360 principal amount of such notes issued during the nine months ended December 31, 2002. The five-year promissory notes bear interest at 8% per year, with interest payable quarterly. Additionally, we issued a secured $1,000 note payable in connection with our November 2002 acquisition of six IDCs. This 9% note was repaid on its due date of November 26, 2003. Partially offsetting these items was interest savings resulting from our payoff of two capital leases in July and October, 2003.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $302 and $204 for the nine months ended December 31, 2003 and 2002, respectively. Non-cash interest expense results from the accretion of the value of warrants attached to our one- and five-year 8% promissory notes. The increase in non-cash interest expense is due to the issuance of $1,360 of such notes with attached warrants during the nine months ended December 31, 2003, and an additional $1,230 during the nine months ended December 31, 2002.

INCOME TAX BENEFIT. Income tax benefit was $127 and $185 for the nine months ended December 31, 2003 and 2002, respectively, resulting from the sale of our New Jersey net operating losses to a third party under a state-run program. The decrease in the income tax benefit is due to a lower NJ net operating loss and also a lower allocation of losses to NJ, as we began operations in other states with its November 2002 acquisition of six IDC's.

NET LOSS. As a result of the foregoing, we had net losses of $2,333 and $2,553 for the nine month periods ended December 31, 2003 and 2002, respectively.

Three months ended December 31, 2003 and 2002

REVENUES. Our revenues were $2,043 for the three months ended December 31, 2003 as compared to $1,013 for the corresponding period of 2002, an increase of 102%. The increase was mainly due to the $637 revenue contribution from HS. Another major component of the increase was the $306 in incremental revenues derived from the six additional data centers that we acquired in November 2002. The remainder of the increase in revenues was primarily from one IDC customer due to expansion of their space.

COST OF REVENUES. Our cost of revenues was $894 for the three months ended December 31, 2003 compared to $843 for the corresponding period of 2002, an increase of 6%. The increase was primarily attributable to $67 of operating expense from the six additional IDC's we acquired in November 2002, and $58 from HS, primarily the amortization of capitalized software costs. Offsetting these items was a $60 decrease in utilities at our Brooklyn, NY IDC due to large landlord billings in 2002 from earlier periods.

GROSS PROFIT. Gross profit was $1,149 and $170 for the three months ended December 31, 2003 and 2002, respectively, an increase of 575%. The increase was attributable primarily to the $579 gross profit generated by HS, and the $239 of incremental gross profit at the six IDC locations that we acquired in November 2002. Additionally, our three other IDC's generated an additional $162 of gross profit, due to higher revenues at two locations and lower utility expenses at one location.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $914 and $590 for the three months ended December 31, 2003 and 2002, respectively, an increase of 55%. Incremental costs associated with HS operations totaled $150, mostly personnel and headquarters office related expenses. Professional fees increased by $39 due to the related costs associated with our public filing requirements, bad debt expense increased by $20 due to increased reserve activity and advertising and marketing expenses increased by $13 due to purchases of promotional items and print advertising. Additionally, AccessDM incurred $35 of expenses, mostly personnel-related, in the three months ended December 31, 2003. As of December 31, 2003 and 2002, we had 23 and 11 employees, respectively, one of whom was part-time in each period. The increase is due to the acquisition of HS, which has 11 people at December 31, 2003. Additionally, AccessDM employs one person at December 31, 2003.

NON-CASH STOCK-BASED COMPENSATION. We recorded non-cash stock-based compensation of $0 and $56 for the three months ended December 31, 2003 and 2002, respectively. These amounts primarily represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the three-year vesting period of the options, and $48 for the fair value of shares of Class A Common Stock granted to certain employees in 2002. The decrease is due to the expense related to the prior year employee stock grants and the completion of vesting of the majority of these stock options. The services performed by non-employees in exchange for such stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option-pricing model.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $676 and $407 for the three months ended December 31, 2003 and 2002, respectively, an increase of 66%. The increase is primarily attributable to the acquisition of six additional IDC's in November 2002, which included $863 of property and equipment and $2,710 of intangible assets. The HS acquisition added $73 of depreciation from November 3, 2003 through December 31, 2003.

INTEREST EXPENSE. Interest expense was $143 and $100 for the three months ended December 31, 2003 and 2002, respectively. The increase was due to the $1,230 of five-year promissory notes that we issued in June and July 2003. The five-year promissory notes bear interest at 8% per year, with interest payable quarterly. Additionally, we issued a secured $1,000 note payable in connection with our November 2002 acquisition of six IDCs. This 9% note was repaid on its due date of November 26, 2003. Partially offsetting these items was interest savings resulting from our payoff of two capital leases in July and October, 2003.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $111 and $80 for the three months ended December 31, 2003 and 2002, respectively. Non-cash interest expense resulted from the accretion of the value of warrants attached to our one- and five-year promissory notes (which bear interest at 8% per year). The increase in non-cash interest expense is due to the issuance of an additional $1,230 of such notes in June and July 2003.

INCOME TAX BENEFIT. Income tax benefit was $127 and $185 for the three months ended December 31, 2003 and 2002, respectively, resulting from the sale of our New Jersey net operating losses to a third party under a state-run program. The decrease in the income tax benefit is due to a lower NJ net operating loss and also a lower allocation of losses to NJ, as we began operations in other states with its November 2002 acquisition of six IDC's.

NET LOSS. As a result of the foregoing, we had net losses of $572 and $872 for the three months ended December 31, 2003 and 2002, respectively.

Liquidity and capital resources

We have incurred operating losses and negative cash flows in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one- and five-year promissory notes (which bear interest at 8% per year), and in November 2003, through our initial public offering. From inception through December 31, 2003, we had raised $19,346, and $4,405 through sales of our common stock and promissory notes, respectively. Additionally, in November 2002, we issued a $1,000 secured note (which bears interest at 9% per year) to a seller in connection with the acquisition of six IDCs which was repaid in November 2003. We also have a $3,000 note payable to the founders of HS, as part of the purchase price. We also have capital leases on certain equipment used in our IDCs and our corporate office, in the principal amount of $155 at December 31, 2003. We have no other borrowings or line of credit arrangements with banks or other financial institutions.

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

As of December 31, 2003, we had cash and cash equivalents of $2,417 and our working capital was $1,153.

During the nine months ended December 31, 2003, we raised $1,230 through sales of 5-year promissory notes (which bear interest at 8% per year), $277 of which was used to pay capital lease obligations between July and October 2003. During the nine months ended December 31, 2002, we raised $125 and $1,360 through issuances of Class A Common Stock and promissory notes, respectively, and we repaid promissory notes of $333 in principal.

Our operating activities resulted in net cash outflows of $599 and $1,114 for the nine months ended December 31, 2003 and 2002, respectively. The decrease in our net use of cash was primarily due to the $952 of additional gross profit realized at the six IDC's we acquired in November 2002, The HS gross profit of $579, and improved performance at our other three IDC's. These items were partially offset by a $368 increase in selling, general and administrative expenses due to the inclusion of HS and increases in other corporate expenses.

Investing activities used net cash of $2,600 and $2,323 for the nine months ended December 31, 2003 and 2002, respectively. The current year's amount is due to the acquisition of HS, which cost $2,354, net of cash acquired, including $191 in related expenses. We also spent $136 in additions and improvements to our IDCs. In the prior year, we spent $2,258 in cash to acquire six IDC's, settled a dispute with a contractor for a cash payment of $750, and invested $266 for additions and improvements to our IDC's. This was partially offset by the release of $951 of restricted cash that was funded for a lien in connection with the aforementioned contractor dispute. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel. However, we currently do not have any significant commitments for purchases.

Financing activities contributed cash of $4,660 and $3,479 for the nine months ended December 31, 2003 and 2002, respectively. Cash contributed during the nine months ended December 31, 2003 was used for repayment of capital lease obligations, IPO related expenses, repayment of a note payable and for general working capital purposes. A portion of the cash contributed during the nine months ended December 31, 2002 was used to repay our remaining one-year promissory notes totaling $333 in principal. Net cash provided by financing activities in 2003 was from the IPO proceeds, and in both the 2003 and 2002 periods, was from the sales of promissory notes. In 2003, an additional $23 was provided from the exercise of 1-Year Notes Warrants and 5-Year Notes Warrants, and in 2002, $125 was provided from the issuance of Class A Common Stock to one investor.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of December 31, 2003, we had an outstanding balance of $155 in capital lease obligations. These capital lease obligations covered power generating equipment at our data centers and telecommunications equipment at our corporate office. All of our capital lease obligations were secured by equipment at the following locations and in the following principal amounts: telephone equipment at our executive offices in the remaining principal amount of $26; and Caterpillar generators at six of our IDCs in the remaining principal amount of $129. As of December 31, 2003, minimum future capital lease payments (including interest) for the years ended December 31, 2004, 2005, and 2006 were $113, $40, and $9, respectively. In July 2003, we repaid the capital lease covering generators at our Manhattan, New York AccessColocenterSM for $49. In August 2003, we entered into an agreement to pay a capital lease covering certain storage equipment at our Jersey City, New Jersey AccessColocenterSM for payments totaling $228 including all principal and interest currently due. Payments of $48 and $62 were made in August 2003 and September 2003, respectively, and a final payment of $118 was made in October
2003. In connection with the repayment of these leases, we recorded gains totaling $27 to the Other income/expense, net line of the unaudited Consolidated Statements of Operations.

In September 2003, in connection with our IPO and in order to simplify our capital structure, we entered into an agreement, the Exchange Agreement, under which the holder of our outstanding Series A and Series B Preferred Stock agreed to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock; (2) exchange warrants exercisable, subject to certain future conditions, for up to 951,041 shares of Class A Common Stock, for 320,000 shares of Class A Common Stock; (3) exercise warrants currently exercisable for up to 144,663 shares of our Class A Common Stock (143,216 shares on a cashless-exercise basis); and (4) accept 104,175 shares of our Class A Common Stock as payment of all accrued dividends on shares of Series A and Series B Preferred Stock held by the holder through November 10, 2003, the effective date of the IPO. The transactions contemplated by the Exchange Agreement were subject to and contingent upon the completion of the offering. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO.

On February 3, 2004, we sent a notice to the holders of our notes payable, offering to exchange the existing 5-Year Notes for one of two options (the "Notes Exchange Offer"). One option is to exchange the existing 5-Year Notes for restricted Class A Common Stock at a proposed exchange rate of $3.57 per share. The other option is to exchange the existing 5-Year Notes for new convertible notes, (the "Convertible Notes") with proposed terms including (i) an interest rate of 6.0% per year, payable quarterly, (ii) principal repayments beginning two years after the date that the current 5-Year Notes are presently scheduled to begin principal repayments, (iii) principal repayments of 5% of the Convertible Notes amount would occur in equal quarterly installments for eleven quarters, with a balloon payment of all remaining principal and interest in the twelfth quarter, and (iv) the Convertible Notes will be convertible into Class A Common Stock anytime, at the option of the holder, at 120% of the closing price of our publicly traded Class A Common Stock on the date of the exchange. Any shares of Class A Common Stock that are issued pursuant to either of the Notes Exchange Offer options will be subject to the same lock-up provisions that currently apply to our restricted common stock. The Exchange Offer was also made to the holders of the $3,000 of notes payable issued in connection with the HS acquisition. In addition to the Notes Exchange Offer we are offering to our existing note holders and to holders of our restricted common stock, $1,000 of new Convertible Notes. The deadline for responding to the Notes Exchange Offer is February 27, 2004. The Notes Exchange Offer is subject to, among other things, definitive documents with mutually agreeable terms and conditions to be entered into by the parties. The purpose of the Exchange Offer is to reduce or eliminate our debt service requirements in the near term.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled $18,694 as of December 31, 2003 and are payable in varying monthly installments through 2015. As of December 31, 2003, minimum future operating lease payments for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter (in total) were $2,355, $2,280, $2,178, $2,160,
$2,189 and $7,532, respectively.

During the year ended March 31, 2003 and the nine months ended December 31, 2003, our operations have been financed primarily through equity and debt financing, most recently the completion of our initial public offering in November 2003 that generated net cash receipts of $1,074. However, we have incurred substantial losses and negative cash flows from operations since inception. During the year ended March 31, 2003 and the nine months ended
December 31, 2003, we have incurred losses of $3,404 and $2,333 respectively, and negative cash flows from operating activities of $760 and $599, respectively. In addition, we have an accumulated deficit of $12,227 as of December 31, 2003. Furthermore, we have debt service requirements of $2,500 for the twelve months beginning in March 2004, of which $1,900 of principal and interest payments are due by December 31, 2004. Management expects that we will continue to generate operating losses and negative cash flows for the foreseeable future due to the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance. There is no assurance that such financing will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve its intended business objectives

Our management believes that the net proceeds generated from the IPO, combined with our cash on hand and cash receipts from existing and acquired operations, will be sufficient to permit us to continue our operations for at least 12 months from the date of this Form 10-QSB.

Related party transactions

A. Dale Mayo and Brett E. Marks invested $250 and $125, respectively, in our offering of one-year 8% notes and received warrants to purchase 4,601 and 2,301 shares, respectively, of our Class A Common Stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Messrs. Mayo and Marks invested $250 and $125, respectively, in our offering of five-year 8% promissory notes and received warrants to purchase 25,000 and 12,500 shares, respectively, of Class A Common Stock at $0.05 per share. In September 2003, all of the warrants that were attached to our one-year and five-year promissory notes held by Messrs. Mayo and Marks were exercised. As of December 31, 2003, the principal due to these executive officers of $375 is included in notes payable.

Warren H. Colodner, a former director of our company, is a partner in the law firm of Kirkpatrick & Lockhart LLP, which provides legal services to us, including handling legal matters related to our IPO. For the nine months ended December 31, 2003 and 2002, we paid approximately $606 and $85, respectively, to this firm. Mr. Colodner was granted options to purchase 4,000 shares of our Class A Common Stock.

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

Wayne Clevenger and Matthew Finlay, two of our directors, are directors of MidMark Equity Partners II, L.P., or MidMark. MidMark purchased our Series A Preferred Stock, Series B Preferred Stock and contingent warrants, all of which were exchanged for 2,207,976 shares of Class A Common Stock in November 2003 pursuant to the Exchange Agreement. See "--Liquidity and capital resources."

MidMark also purchased $333 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants, which were exercised in October 2003. In addition, we paid MidMark a $75 investment banking fee in connection with the issuance of the Series A and Series B Preferred Stock financings.

John L. O'Hara, a member of our board of advisors, is the President of John O'Hara Contracting, Inc., which performs construction and other work at our IDCs. Mr. O'Hara has invested $50 in our five-year notes, and holds 5,000 five-year note attached warrants. This contractor has been paid $10 and $5 for the nine months ended December 31, 2003 and 2002, respectively. In addition, John O'Hara Contracting, Inc. owns 8,000 shares of our Class A Common Stock, issued as partial consideration for work performed during the fiscal year ended March 31, 2001.

Edward H. Herbst, a member of our board of advisors, is a partner in Herbst-Musciano Architects/Planners, an architectural services firm that performs work at our IDCs. This firm was paid $1 for the nine months ended December 31, 2003. In addition, Mr. Herbst holds options to purchase 600 shares of our Class A Common Stock at an exercise price of $12.50 per share.

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

HS and Hollywood Media Center, LLC, a limited liability company that is 95% owned by David Gajda, one of the sellers, and the President of HS, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space at 1604 Cahuenga Blvd., Hollywood, CA. Under the terms of our acquisition of HS, we have assumed HS's obligations under this lease, including the monthly rental payments of $2. The term of the lease expired on December 31, 2003 and was renewed on a month-to-month basis on the same terms.

In connection with Russell J. Wintner's employment arrangement with AccessDM, in November 2003, AccessIT paid Mr. Wintner a finder's fee of $20, in connection with his efforts related to the HS acquisition.

We entered into a consulting agreement with Kevin A. Booth, a co-founder and director of our Company, following the termination of his employment with us as of July 5, 2003. Under the terms of the agreement, Mr. Booth agreed to provide consulting services to us in connection with the IPO and our acquisition of HS, for which we paid him $10 per month (plus any reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. We also paid Mr. Booth a $20 bonus in November 2003 in connection with the completion of the IPO. After September 30, 2003, we may, in our sole discretion, retain Mr. Booth's services for future projects on mutually agreed to terms. Mr. Booth has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, will remain in effect through July 4, 2004.

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

Recent Accounting Pronouncements

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue
Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in SEC Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on our Consolidated Statement of Operations.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and15d-15 of the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities.

 (c) On December 22, 2003, we signed an agreement to purchase all of the outstanding common stock of Core Technology Services, Inc., and on January 9, 2004, the acquisition was consummated. The initial purchase price included 100,000 shares of our Class A Common Stock, which shares are restricted as to their further sale or transfer. The issuance of this stock was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding such acquisition.

Item 5.  Other Information.

     On February 3, 2004, we sent a notice to the holders of our notes payable, offering to exchange the existing 5-Year Notes for one of two options (the "Notes Exchange Offer"). One option is to exchange the existing 5-Year Notes for restricted Class A Common Stock at a proposed exchange rate of $3.57 per share. The other option is to exchange the existing 5-Year Notes for new convertible notes, (the "Convertible Notes") with proposed terms including (i) an interest rate of 6.0% per year, payable quarterly, (ii) principal repayments beginning two years after the date that the current 5-Year Notes are presently scheduled to begin principal repayments, (iii) principal repayments of 5% of the Convertible Notes amount would occur in equal quarterly installments for eleven quarters, with a balloon payment of all remaining principal and interest in the twelfth quarter, and (iv) the Convertible Notes will be convertible into Class A Common Stock anytime, at the option of the holder, at 120% of the closing price of our publicly traded Class A Common Stock on the date of the exchange. It is anticipated that any shares of Class A Common Stock that are issued pursuant to either of the Notes Exchange Offer options will be subject to the same lock-up provisions that currently apply to our restricted common stock. The Exchange Offer was also made to the holders of the $3,000 of notes payable issued in connection with the HS acquisition. The anticipated deadline for responding to the Notes Exchange Offer is February 27, 2004. The Notes Exchange Offer is subject to, among other things, definitive documents with mutually agreeable terms and conditions to be entered into by the parties. The proposed terms described above may be different than the definitive terms. The main purpose of the Exchange Offer is to reduce or eliminate our debt service requirements in the near term.

In addition to the Notes Exchange Offer, we are offering to our existing note holders and to holders of its restricted common stock, $1,000 of new Convertible Notes.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The exhibits are listed in the Exhibit Index beginning on page 28 herein.

(b) Reports on Form 8-K.

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date:  February 13, 2004            By: /s/  A. Dale Mayo
                                        ----------------------------------
                                        A. Dale Mayo
                                        President and Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)


Date:  February 13, 2004            By: /s/ Brian D. Pflug
                                        ----------------------------------
                                        Brian D. Pflug
                                        Senior Vice President-Accounting &
                                         Finance
                                        (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number    Description

2.4     --  Stock Purchase Agreement, dated December 22, 2003, between the
            Registrant,   Core   Technology   Services,   Inc.,  a  New  York
            corporation, and Core Technology Services, Inc.'s stockholders.

3.3     --  Fourth Amended and Restated Certificate of Incorporation of the
            Registrant.

4.10    --  Registration Rights Agreement, dated as of January 9, 2004, between Registrant and Erik B. Levitt.

10.33   --  Employment Agreement, dated as of January 9, 2004, between Core
            Technology Services, Inc. and Erik B. Levitt

10.34   --  Confidentiality, Inventions And Noncompete Agreement, dated as of
            January 9, 2004, made by Erik B. Levitt in favor of Registrant.

31.1    --  Officer's Certificate Pursuant to 15 U.S.C. Section  7241, as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2    --  Officer's  Certificate  Pursuant to 15 U.S.C.  Section  7241,  as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    --  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of  2002.

32.2    --  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     All of the above-referenced Exhibits are filed herewith.