Form 10KSB
period 2004-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2004-06-25
CIK 1173204

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number: 001-31810

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                                 22-3720962
     (State of Incorporation or             (I.R.S. Employer Identification No.)
Organization or Other Jurisdiction)


           55 MADISON AVENUE, SUITE 300, MORRISTOWN, NEW JERSEY 07960
                    (Address of principal executive offices)

                                 (973) 290-0080
                (Issuer's telephone number, including area code)
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.001 PER SHARE

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     Issuer's revenues for the fiscal year ended March 31, 2004 were $7,200,735

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $4.17 per share, as of June 22, 2004, the closing price of such common equity on the American Stock Exchange, was approximately $21,921,994. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

     As of June 15, 2004, 8,584,064 shares of Class A Common Stock, $.001 par value, and 1,005,811 shares of Class B Common Stock, $.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.
                                                                   ---   ---
================================================================================

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----

FORWARD-LOOKING STATEMENTS.............................................................................     1

                                                     PART I

ITEM 1.           Business.............................................................................     2

ITEM 2.           Property.............................................................................    20

ITEM 3.           Legal Proceedings....................................................................    20

ITEM 4.           Submission of Matters to a Vote of Security Holders .................................    20

                                                     PART II

ITEM 5.           Market for Common Equity and Related Stockholder Matters.............................    21

ITEM 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................    24

ITEM 7.           Consolidated Financial Statements....................................................   F-1

ITEM 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    74

ITEM 8A.          Controls and Procedures..............................................................    74

                                                     PART III

ITEM 9.           Directors, Executive Officers and Control Persons; Compliance with

                  Section 16(a) of the Exchange Act....................................................    75

ITEM 10.          Executive Compensation...............................................................    81

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..........................................................    85

ITEM 12.          Certain Relationships and Related Transactions.......................................    86

ITEM 13.          Exhibits and Reports on Form 8-K.....................................................    90

ITEM 14.          Principal Accountant Fees and Services...............................................    91

SIGNATURES        .....................................................................................    92

                           FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates, "and similar words. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under
Item 1, "Description of Business" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them, except as otherwise required by law.

                                     PART I

ITEM 1. BUSINESS

Access IT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating Internet data centers. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide. These businesses, supported by our Internet data center business, have become our primary strategic focus.

Our business focus is to create a secure, managed and complete system that consists of software to book, track and perform accounting functions for digital content in theatres, deliver digital content to multiple locations and provide the content management software for in-theatre playback system for the digital cinema marketplace. The system is intended to use all of our businesses:

         o Digital Media Delivery - digital media managed delivery services and media player software for use in theatres from Access Digital Media, Inc. ("AccessDM"), our wholly owned subsidiary;

         o Movie Distribution and Exhibitor Software - Hollywood Software, Inc. ("Hollywood SW"), our wholly owned subsidiary, develops distribution and exhibitor software products and services;

         o Data Centers - AccessIT's Internet data centers ("IDCs" or "data centers"), including redundant sites in Los Angeles and New York City; and

         o Managed Service Offerings- managed storage and network and systems management services by Core Technology Services, Inc. ("Core"), our wholly owned subsidiary, and AccessIT.

Our system provides a digital content owner with the secure delivery of multiple files to multiple locations with proactive notification and security management. Our system also provides the digital content exhibitor with access to digital content, freedom to choose what to play and when to play it with proactive notifications and management software. We have created a system whereby digital content is delivered where it is supposed to go, is played when it is supposed to be played along with the ability to act upon and report back management and financial information.

We have two reportable segments: Media Services, which represents the operations of AccessDM and Hollywood SW, and Data Center Services, which are comprised of our IDC operations and Managed Service Offerings.

In February 2003, we organized AccessDM, which in May 2004, became our wholly-owned subsidiary. AccessDM has developed proprietary software, Digital Express e-Courier, capable of worldwide delivery of digital data -- including movies, advertisements and alternative content such as concerts, seminars and sporting events -- to movie theaters and other venues having digital projection equipment. We are also in the process of developing media player software for use by digitally-equipped movie theaters called Theatre Command Centre.

In November 2003, we acquired all of the capital stock of Hollywood SW, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its licensed software records and manages information relating to the planning, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. In addition, Hollywood SW's software complements, and is integrated with, AccessDM's digital content delivery software by enabling Hollywood SW's customers to seamlessly plan and schedule delivery of digital content to entertainment venue operators as well as to manage the related financial transactions.

In an effort to increase the competitive advantage of the IDCs, on January 9, 2004, we acquired Core, a managed service provider of information technologies. As an information technology outsourcing organization, Core manages clients' networks and systems in over 35 countries in Europe, Asia and North and South America and more than 20 states in the United States. Core operates a 24x7 Global Network Command Center ("GNCC"), capable of running the networks and systems of large corporate clients. The 4 largest customers of Core accounted for approximately 77% of its revenues. The managed services capabilities of Core have been integrated with our IDCs and now operate under the name of AccessIT Managed Services. Core's services have been integrated into AccessIT's Managed Services and renamed "AccessIT Managed Services."

In March 2004, we acquired all of the assets of Boeing Digital Cinema ("Boeing Digital"), a division of The Boeing Company ("Boeing"). These assets were purchased to further our strategy of becoming a leader in the delivery of movies and other digital content to movie theaters. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theaters in the United States and at one theater in London, England, and satellite transmission equipment located in Los Angeles, California.

Also in March 2004, we refinanced approximately $4.2 aggregate principal amount (plus accrued and unpaid interest) of our promissory notes pursuant to an exchange offer. In exchange for these promissory notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of new convertible notes which as of March 31, 2004 were convertible into a maximum of 308,225 shares of our Class A common stock.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of their shares for 31,300 unregistered shares of AccessIT's Class A common stock. As a result of the transaction, which was consummated as of May 31, 2004, AccessIT now holds 100% of AccessDM's common stock.

In June 2004, we consummated a $4.87 million private placement of 1,217,500 unregistered shares of our Class A common stock with institutional and other accredited investors. Pursuant to the private placement, we also issued to the investors and the placement agent warrants to purchase up to 243,500 and 60,875 shares of our Class A common stock, respectively, at an exercise price of $4.80 per share, exercisable upon receipt.

We offer interrelated services that use each of our business units for the planning, purchasing, delivery and management of digital content -- such as movies, advertising, trailers and alternative content, including concerts, seminars and sporting events -- to movie theater and other venue operators. We believe that our ability to offer a wide range of fully managed services will differentiate us from other service providers, including distributors of other types of digital media.

During the fiscal year ended March 31, 2004, we received 81% of our revenue from the Data Center Services segment and 19% of our revenue from the Media Services segment. During the quarter ended March 31, 2004, we received 69% of our revenue from the Data Center Services segment and 31% percent of our revenue from the Media Services segment. For the fiscal year ended March 31, 2004, KMC Telecom, AT&T and Metro Goldwyn Mayer ("MGM") comprised approximately 27%, 12% and 10% of our revenues, respectively. No other single customer accounted for greater than 10% of revenues during the fiscal year ended March 31, 2004. From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at these IDCs.

Our principal executive offices are at 55 Madison Avenue, Suite 300, Morristown, NJ 07960, and our telephone number at such offices is (973) 290-0080. Our e-mail address is investor@accessitx.com and our web site address is www.accessitx.com. Information accessed on or through our web site does not constitute a part of this report.

MEDIA SERVICES

The Media Services segment of our business consists of two units: the Digital Media Delivery Services and the Hollywood SW business.

Digital Media Delivery Services

AccessDM, our wholly-owned subsidiary, provides software and systems worldwide that enable the delivery of digital content to movie theaters and other venues having digital projection equipment. We believe the demand for systems that deliver digital content will increase as the movie, advertising and entertainment industries continue to convert to a digital format in order to achieve cost savings, greater flexibility and/or improved image quality. We intend to use our IDCs and managed data storage services together with our digital content delivery software to deliver digital content using satellite and land-based transmission providers. As a result of the acquisition of the assets of Boeing Digital, we currently have an installed base of twenty eight digital projection systems located in certain movie theaters throughout the United States that are available to receive digital content delivered by AccessDM.

AccessDM has not generated any revenues from the delivery of digital content or any related services. We anticipate that AccessDM will generate limited revenues in the fiscal year ended March 31, 2005. In addition, based on customer needs and preferences, we may adapt or tailor the developed software and related services to such customer needs or industry demands.

Market Opportunity

We believe that digital content delivery eventually will replace, or at least become more prevalent than, the current method used for film delivery. Existing film delivery generally involves the time-consuming, somewhat expensive and cumbersome process of receiving bulk printed film, rebuilding the film into shipping reels, packaging the film reels into canisters and physically delivering the reels (by traditional ground modes of transportation) to movie theaters. We believe that the expanding use of digital movie projection equipment will lead to an increasing need for digital content delivery services.

The movie exhibition industry now has the capability to present advertisements, trailers and alternative entertainment in a digital format and in a commercially viable manner. We believe the presentation of alternative entertainment at movie theaters may both expand their hours of operation and increase their occupancy rates. Movie theater owners may also be able to profit from the presentation of new and/or additional advertising in their theaters.

Both the National Association of Theater Owners ("NATO"), and Digital Cinema Initiatives, LLC, a consortium of seven major Hollywood studios, have publicly announced their intention jointly to develop and set universal standards and to develop a business model designed to allow the movie industry to effect a general transition to digital presentations. According to NATO, these standards and the business model are expected to be completed in the fall of 2004.

We believe the market opportunity for our digital media delivery services is directly related to the number of movie releases each year, the number of movie screens those movies are shown upon and the transition to digital presentations in those movie theatres. According to the Motion Picture Association, on average, there are approximately 200 major movie releases and 250 independent movie releases per year. The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide. According to NATO, there are approximately 105,000 screens worldwide that play major movie releases, with approximately 36,000 screens located in the United States. According to ReelSource, Inc., the average film print costs $1,300 per print. We believe that the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema.

Products and Services

AccessDM products and services are able to provide and securely deliver, via electronic transmission (through copper wire, fiber optics or satellite), digital content, including movies, advertisements, alternative content and educational products.

Our principal digital media delivery service offering, which we refer to as "Digital Express e-Courier Services," is the distribution of digital content through our IDC platform. Our Digital Express e-Courier Services requires us to obtain a digital master of an audio and/or visual presentation from the content owner, store and deliver the digital content and track and confirm its delivery. We expect to offer our delivery service to the owners of digital content through a broad choice of bandwidth providers within each platform (i.e., copper wire, fiber optics or satellite). We intend to use our existing IDCs to accommodate the services we will provide.

We expect to charge our customers:

         o a one-time set-up fee based on the size of the customer's content file;

         o a distribution or delivery fee based on the size of its content file and the number of destinations to which the content file will be delivered;

         o        a customization fee, if required; and

         o a fee for changes to the content file or the destination(s) to which the content file is to be delivered.

Intellectual Property

AccessDM has applied for service mark registrations in respect of the name AccessDM, Access Digital Media and the phrases "Digital Express e-Courier Services," "Theatre Command Centre" and "The courier for the digital era." AccessDM has not yet received U.S. service mark registration for any service marks.

Target Customers

We intend to provide our digital media delivery services to major movie studios, particularly through relationships that we have developed or may develop with these studios. We also intend to focus on independent studios and distributors, alternative content providers and advertising agencies, which may not have high-quality delivery services currently available. We believe that major movie studios will begin to expand beyond their traditional distribution methods, involving the physical delivery of digital files, to include electronic digital content delivery for the reasons discussed above.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

         o Regal Entertainment Group, which has developed a system for delivering certain digital content to its own theaters, including non-motion picture content and advertising;

         o National Cinema Network, a wholly owned subsidiary of AMC Entertainment, that has developed a system known as Digital Theatre Distribution System for delivering advertising to movie theaters; and

         o Technicolor Digital Cinema, an affiliate of the Thomson Company, which has concentrated on an in-theater system to manage content file(s) that are delivered physically, and not electronically, to theaters.

The competitors referenced above have significantly greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. However, we believe that AccessDM, through its technology and management experience, its development of software capable of delivering digital data worldwide, its development of its Theatre Command Centre software for the management of digital content, and the complement of Hollywood SW's software, may differentiate itself from the above companies by providing a competitive alternative to their forms of digital content delivery.

Marketing and Business Development

We intend to market our digital media delivery services primarily through networking and relationship-building activities, supported by presentations at industry trade shows and similar events. We believe that the entertainment business is largely based on and driven by personal and business relationships. We have, therefore, selected three individuals -- A. Dale Mayo, Russell J. Wintner and David Gajda -- each of whom has significant experience and relationships in the movie and emerging entertainment markets -- to lead AccessDM's marketing efforts.

A. Dale Mayo, AccessDM's Chief Executive Officer, is a co-founder and the Chairman, President and Chief Executive Officer of AccessIT, and previously co-founded and developed Clearview Cinema Group, Inc. ("Clearview"), a large theater circuit in the New York metropolitan area which was later sold to Cablevision Cinemas, LLC. In his tenure as the Chief Executive Officer of Clearview, Mr. Mayo developed close working relationships with many of the top theater operators in the United States, as well as heads of distribution in Hollywood and New York. Mr. Mayo is on the advisory board of the Will Rogers Motion Picture Pioneers Foundation.

Russell J. Wintner, AccessDM's President and Chief Operating Officer, is a member of the Society of Motion Picture and Television Engineers, and serves on the Digital Cinema Group standards committee, and is a board member of NATO and a member of its Technical Committee that is working directly with Digital Cinema Initiatives, a consortium of seven major Hollywood studios created to develop standards and a business model for the digital cinema industry. Mr. Wintner was a founder of, as well as President of, WinterTek, Inc., a digital media consultant to various clients. He also served as Principal, Exhibitor Relations, Alternative Programming and Marketing for Technicolor Digital Cinema, LLC. Previous to such provisions, Mr. Wintner was a founder of CineComm Digital Cinema, LLC and also served as its President of Exhibition and Alternative Programming and Chief Operating Officer. Mr. Wintner frequently sits on industry panels at seminars and conventions.

David Gajda, Hollywood SW's President and Chief Operating Officer, was a co-founder of Hollywood SW. Mr. Gajda was the Chief Executive Officer for Hollywood SW from its inception until our November 2003 acquisition. Prior to co-founding Hollywood SW, Mr. Gajda owned and managed a strategic consulting company, DWG International Inc. At DWG, he helped many entertainment companies develop their three-to-five-year strategic systems plans.

We expect to co-market our digital media delivery services to the current and prospective customers of Hollywood SW, using marketing and sales efforts and resources of both companies. Although the services of each may be used independently, using our digital media delivery service in conjunction with the services of Hollywood SW would enable owners of digital content to deliver securely such content to their customers and, thereafter, to manage and track data regarding the presentation of the digital content, including different forms of audio and/or visual entertainment. As the digital content industry continues to develop, we may engage in other marketing methods, such as advertising and service bundling, and may hire additional sales personnel.

HOLLYWOOD SOFTWARE

Hollywood SW's principal objective is to provide its transactional software and film distribution services to current film industry customers and, through AccessDM's digital content delivery software, to the expanding digital entertainment industry.

Hollywood SW's software products enable its customers to record and manage information relating to the planning, booking, scheduling and performance of movies in movie theaters, and to track the related financial operating results and commitments.

Market Opportunity

The customers for Hollywood SW's existing software and consulting services consist principally of North American feature film distributors and movie theater chains. We intend to develop a new application for distributing films internationally.

Our goal is to make Hollywood SW's products the generally accepted method used by film distributors to manage and track data regarding the presentation of filmed entertainment. Currently, based upon our calculations and certain industry figures, distributors using Hollywood SW's distribution software system, called TDS, cumulatively managed, for the period 1999 through 2002, approximately 36% of U.S. theater box office revenues. In addition to providing its system currently to analog film industry customers, Hollywood SW will also adapt this system to serve the expanding digital entertainment industry. We believe that Hollywood SW's products and services will be accepted as an important component in the digital content delivery and management business.

We believe that the continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers. Producing, buying and delivering media content through worldwide distribution channels is a highly fragmented and inefficient process that we expect to become streamlined and enhanced through the continuing development of and general transition to digital forms of media.

Products and Services

Hollywood SW has developed software applications that are available to customers of varying sizes, through both software licenses and its Application Service Provider ("ASP") service. Current proprietary software products of Hollywood SW consist of the:

         o TDS -- Theatrical Distribution System, which manages key operational and financial elements of film distribution for film distributors;

         o EMS -- Exhibition Management System, which manages key operational and financial elements of film exhibition for theater circuits;

         o MPPS -- Motion Picture Planning System, which uses various film criteria and historical performance data to plan and initiate film release strategies;

         o Media Manager System -- which facilitates the planning and tracking of newspaper advertising campaigns; and

         o Digi-Central -- online marketplace in which owners of digital content may find distributors and exhibitors interested in purchasing digital content.

Hollywood SW generates revenues from its software products through various fees: software license fees, ASP service fees, software maintenance fees, software development fees and consulting service fees. Under its software license arrangements, up-front fees are paid and periodic payments are generally made upon the occurrence of certain events: for example, execution of the license agreement, delivery of the software and acceptance on use of the software by the customer. Software maintenance fees are paid under separate annual support agreements, under which Hollywood SW provides maintenance services and technical support. Under Hollywood SW's ASP service, periodic payments are made for the right to access and use Hollywood SW's software through the Internet, based on the occurrence of certain events. Maintenance services are included as part of the annual service agreement for Hollywood SW's ASP service. Customers that license Hollywood SW's products also may pay for product feature enhancements, which include software developments; Hollywood SW has generated a significant portion of its revenues from consulting fees that it charges (on an hourly basis) for implementation of the applicable product and training of the personnel of the licensed or ASP service customers.

Intellectual Property

Hollywood SW currently has intellectual property consisting of:

         o licensable software products, including TDS, EMS, MPPS and the Media Manager System;

         o        internet data services, including the On-Line Release
                  Schedule;

         o domain names, including EPayTV.com, EpayTV.net, HollywoodSoftware.com, HollywoodSoftware.net, Indie-Coop.com,
                  Indie-Coop.net, Indiedirect.com, IPayTV.com; PersonalEDI.com, RightsMart.com, RightsMart.net, TheatricalDistribution.com and Vistapos.com;

         o unregistered trademarks and service marks, including Coop Advertising V1.04, EMS, EMS ASP, Exhibitor Management System, Hollywood SW, Inc., HollywoodSoftware.com, Indie Co-op, Media Manager, On-Line Release Schedule, RightsMart; TDS and TheatricalDistribution.com.; and

         o logos, including those in respect of Hollywood SW, TDS and EMS.

Customers

Hollywood SW's customers include 20th Century Fox, Paramount Pictures, Universal Studios, MGM, Lions Gate Films, Newmarket Films, Gold Circle Films, IFC Films, First Look/Overseas Film Group, Brenden Theatres, and Madstone Theatres, among others.

Domestic Theatrical Distribution

Hollywood SW's TDS product enables U.S. film distributors to plan, book and account for theatrical film releases. It also allows distributors to collect and analyze related financial operations data. TDS is currently licensed to several distributors, including 20th Century Fox, Paramount Pictures, Universal Studios and MGM; these distributors comprised approximately 7%, 5%, 12% and 55%, respectively, of Hollywood SW's revenues for the five months ended March 31, 2004, which is the approximate period that Hollywood SW has been a subsidiary of AccessIT. Also, several distributors subscribe to Hollywood SW's ASP service, including IFC Films, First Look/Overseas Film Group, Newmarket Films, Gold Circle Films, MAC Releasing and IFS. In addition, Hollywood SW licenses to customers other distribution-related software, including MPPS and MMS, that further automate and manage related aspects of film distribution, including advertising, strategic theater selection and competitive release planning.

Hollywood SW also provides outsourced film distribution services through a division known as Indie Direct. The Indie Direct staff uses the TDS distribution software to provide back office film booking and receivables management services to independent film distributors and producers. Current customers include 120(degree) Films, Arenaplex LLC and Keystone Entertainment and Arenas Entertainment.

International Theatrical Distribution

Hollywood SW intends to enhance TDS to manage and support international theatrical film distribution. We believe that many U.S.-based studio distributors are re-evaluating their current international distribution systems and general strategy of bifurcating domestic and international film distribution operations. We believe that a move toward a unitary worldwide theatrical distribution structure, if it were to occur, would likely create international demand for Hollywood SW's software applications. Hollywood SW is also in discussions with each of the Walt Disney Company and Fox International to analyze the benefits of replacing their international distribution systems.

Film Exhibition

Hollywood SW also has developed EMS. This web-enabled theater management application is designed to manage certain aspects of theater operations, record all transactions with film distributors, and consolidate transactional data from each theater's box office ticketing and concession software. EMS is currently licensed to five customers.

Other Data Services

Hollywood SW, together with Movieline International, a non-affiliated corporation, offers the On-Line Release Schedule, which provides automated, real-time industry data on a subscription basis. Thirty-seven film distributors and exhibitors currently subscribe to the On-Line Release Schedule.

Competition

Within the major movie studios and exhibition circuits, Hollywood SW's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties. Most distributors that do not use the TDS software use their own systems. Internationally, Hollywood SW is aware of one vendor based in the Netherlands providing similar software, although we believe on a smaller scale. Hollywood SW's film exhibition product, EMS, competes principally with customized solutions developed by the large exhibition circuits and at least one other competitor that has been targeting mid- to small-sized exhibitors. We believe that Hollywood SW, through its technology and management experience, may differentiate itself from such competitors by providing a competitive alternative to their forms of digital content delivery and management business.

Marketing and Business Development

Hollywood SW's senior management team manages its sales and business development efforts. Hollywood SW intends to co-market its products and services with the services of AccessDM, although each will be able to market their products and services independently. Although new customers are generated usually through referrals, Hollywood SW also selectively advertises in trade journals and its representatives regularly attend trade shows, such as ShowEast and ShowWest.

DATA CENTER SERVICES

The Data Center Services segment of our business consists of two units: our Data Centers and Managed Services.

Market Opportunity/Industry Background

We believe that the overall market for IDC services has been largely driven by the rapid growth in Internet usage and a significant shift by companies to outsourcing, or engaging third parties to provide, their data center services. These services are not the principal focus of these companies, divert them from their core businesses and require significant investment.

Growth in data use is driving complex data management services. We believe that the demand for services that store data will continue to grow as a result of increasing amounts of stored data, increasing storage complexity, increasing value of certain information and a potential shortage of in-house information technology personnel. In February 2003, Gartner Dataquest estimated that aggregate revenues generated by providers of outsourced managed data storage services in North America could approach $17 billion by 2006, up from $12.2 billion in 2001, representing a 7% compounded annual growth rate.

Our Data Centers

Our IDCs provide fail-safe environments for our customers' equipment by using back-up power generators as well as back-up battery power and specialized air conditioning systems. Our IDC customers include major and mid-level network and Internet service providers, such as KMC Telecom, AT&T, OnFiber Communications, NorVergence and Zone Telecom, as well as various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses. Our IDC services are enhanced by the network managed services available as a result of the acquisition of Core. Our managed services customers include Rothschild, Inc., Acme Architectural Products, Inc., Bank of New York and Atalanta Corporation. We have installed our computer equipment for our digital media delivery software and services unit in our AccessColocenters.

We operate nine IDCs in the following eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. In addition, we maintain an Internet data center in Los Angeles, California that is dedicated to delivery of motion pictures and other digital content to movie theatres worldwide. Internet data centers are facilities leased by us through which we, for monthly and variable fees, provide our customers with:

         o secure and fail-safe locations for their computer and telecommunications equipment by using back-up power generators as well as back-up battery power and specialized air conditioning systems;

         o access to voice and data transmission services from a choice of network providers; and

         o services to monitor their computer and telecommunications equipment; and services, to store, back-up and protect their programs and data, including our AccessStorage-On-Demand managed storage services, which store and copy data.

We provide our customers with flexible space in our IDCs to house data and voice transmission equipment, as well as their computer equipment. Our customers may choose from a variety of space offerings, including a single-locking cabinet, a private cage (under 500 square feet) or a private suite (over 500 square feet). IDC services require an initial installation fee and a monthly charge based on the size of the space offering selected by the customer.

Our overall utilization rate as of May 31, 2004 was approximately 29%. The purchase prices that we paid for our acquired IDCs reflected their respective utilization rates and, therefore, we believe present us with an opportunity to increase significantly our results of operations, largely because the variable costs in adding new customers are relatively low.

We also offer additional services for which our customers pay additional monthly service charges. These services include: additional power availability; access to our IDC staff for a variety of tasks such as equipment rebooting, power cycling, card swapping and performing emergency equipment replacements; the ability to connect cables (both fiber and copper) directly to another IDC customer for voice and data transmission services and the ability to use our risers, which are pipes used to connect cables (both fiber optic and copper) from our customers' computer equipment to other companies' computer equipment located outside of our IDCs but within the building that our IDC is located.

We provide IDC services under agreements generally having terms of from one to ten years. As of May 31, 2004, we had 71 contracts, with 50 separate customers, each requiring payment of monthly fees, with an average remaining term of 29 months.

In an effort to increase the competitive advantage of the IDCs, on January 9, 2004, we acquired Core, a managed service provider of information technologies. As an information technology outsourcing organization, Core manages clients' networks and systems in over 35 countries in Europe, Asia and North and South America and more than 20 states in the United States. Core operates a 24x7 Global Network Command Center ("GNCC"), capable of running the networks and systems of large corporate clients. The managed services capabilities of Core have been integrated with our IDCs and now operate under the name of AccessIT Managed Services.

Managed Services Offerings

We believe that the breadth of services in the IDCs is a critical competitive advantage. We have developed two distinct Managed Services offerings:

         o        Network and Systems Management; and

         o        Managed Storage Services.

Network and Systems Management

We offer our customers the economies of scale of the GNCC and access to our advanced engineering staff. We believe this low-cost and customizable alternative to designing, implementing, and maintaining a large scale network infrastructure enables our customers to focus on information technology business development, rather than the underlying communications infrastructure. Our service features include network architecture and design, systems and network monitoring and management, data and voice integration, project management, auditing and assessment and managed carrier services.

Managed Storage Services

We offer managed storage services that use hardware and software from such industry leaders as EMC, Brocade, StorageTek and Veritas. We presently have two customers for such services. Our managed storage services, known as AccessStorage-on-Demand, are generally priced on a per gigabyte of usage basis and provide customers with reliable primary data storage that is connected to their computers. We may also provide customers that have their computers located within one of our IDCs with a tape back-up copy of their data that may then be sent to the customer's computer if the customer's data is lost, damaged or inaccessible.

All managed storage services are available separately or may be bundled together with other services. Monthly pricing is based on the type of storage (tape or disk), the capacity used and the level of the access required.

Our Data Center Services Customers

Our AccessColocenters provide services to a variety of customers, including traditional voice and data transmission providers, long distance carriers and commercial businesses.

Our principal data services customers include KMC Telecom and AT&T, which comprised approximately 27% and 12%, respectively, of our revenues for the fiscal year ended March 31, 2004.

Sales and Business Development

We market our services through a program using a variety of media and channels, including a small direct sales force, sales channels and referral programs.

Our IDC direct sales force presently consists of our President and five other employees. This team is supported by both our operations and legal personnel.

Intellectual Property

AccessIT has applied for U.S. service mark registration for the following service marks: AccessManaged Storage; Access Digital Media; Access Integrated Technologies; and Digi-Central. AccessIT has received U.S. service mark registration for the following service marks: AccessSecure; AccessSafe; AccessBackup; AccessBusiness Continuance; AccessVault; AccessContent; AccessColocenter; AccessDataVault; AccessColo; and AccessStore.

Competitors

Our data center services compete with neutral colocation providers, as well as traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities and carrier-owned data centers. There are also many data centers owned and operated by smaller data center companies, landlords and communications carriers. The larger operators of data centers include Switch and Data, Inc., Equinix, Inc., Globix Corporation and AboveNet, Inc. Many data center operators offer managed services to clients who co-locate servers in the operator owned data center. Our focus is to deliver managed services inside the data center as a lead product for primary data center services, but to also offer those services to clients who have servers outside our data centers allowing us to offer remote server and network monitoring, server and network management and disaster recovery services.

A number of the competitors mentioned above have greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. However, we believe that our data center services, by offering IDCs along with related data center services, may differentiate us from the above companies by providing a competitive alternative to their forms of digital content delivery.

EMPLOYEES

As of June 15, 2004, we have 41 employees, one of whom is part-time. Six of our employees are in sales and marketing, twenty-six are in research and development and technical services, and nine are in finance and administration. None of such employees is represented by a labor union; we believe that our employee relations are satisfactory.

RISK FACTORS

An investment in our Class A common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below before deciding to invest in our Class A common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part or your investment. In assessing these risks, you should also refer to the other information included or incorporated by reference in this report, including the consolidated financial statements and notes thereto of our company included elsewhere in this report.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION.

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. We incurred net losses of $3.6 million, $3.4 million and $4.8 million in the fiscal years ended March 31, 2002, 2003 and 2004, respectively. Before giving effect to our June 4, 2004 private placement of $4.87 million, as of March 31, 2004, we had working capital of $212,000 and cash and cash equivalents of $2.3 million; we had an accumulated deficit of $14.7 million; and, from inception through such date, we had used $5.2 million in cash for operating activities. Our net losses are likely to continue for the foreseeable future.

Our profitability is dependent upon us achieving a sufficient volume of business from our customers. If we cannot achieve a high enough volume, we likely will incur additional net and operating losses. We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and negative cash flows may increase as and to the extent that we increase the size of our business operations, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate, which could further increase our losses. We must significantly increase our revenues in order to become profitable. We cannot reliably predict when, or if, we will become profitable. Even if we achieve profitability, we may not be able to sustain it. If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

WE HAVE LIMITED EXPERIENCE IN OUR BUSINESS OPERATIONS, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

We were incorporated on March 31, 2000. Our first IDC became operational in December 2000. Our data center operating history through March 31, 2004, therefore, consisted of less than three and a half years of IDC operations. We have a limited history upon which an evaluation of our data center business and prospects can be based. In addition, the overall business of operating IDCs is relatively new, having developed, to our knowledge, as recently as only 1995.

In addition to our data center operations, we have expanded into three new business areas: (a) providing back office transactional software for distributors and exhibitors of filmed and digital entertainment through our wholly owned subsidiary, Hollywood SW; (b) providing software and systems for the delivery of digital entertainment, such as movies, to movie theaters and other venues through our wholly owned subsidiary, AccessDM; and (c) providing information technologies, secure system monitoring of telecommunications and data network outsourcing through our wholly owned subsidiary, Core. Although we have retained the senior management of Hollywood SW and Core, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. None of these new businesses is directly related to our data center operations and we cannot assure you that any of them will complement our data center operations, or vice versa. We also cannot assure you that we will be able successfully to operate these businesses. Our efforts to expand into these three new business areas may prove costly and time-consuming and may divert a considerable amount of resources from our data center operations.

Our lack of operating experience in data centers operations, the digital cinema industry and providing transactional software for movie distributors could result in:

         o        increased operating and capital costs;

         o        an inability to effect a viable growth strategy;

         o        service interruptions for our customers; and

         o        an inability to attract and retain customers.

We may not be able to generate sufficient revenues to achieve profitability through the operation of our data centers, our digital cinema business or our movie distribution software business. We cannot assure you that we will be successful in marketing and operating these new businesses or, even if we are successful in doing so, that we will not experience additional losses.

ACCESSDM IS AN EARLY-STAGE COMPANY AND MAY NOT BE ABLE TO MARKET SUCCESSFULLY ITS DIGITAL CONTENT DELIVERY SERVICES.

AccessDM, our wholly owned subsidiary, is an early-stage company. It is expected to provide software and systems for the delivery of digital content to movie theaters and other venues. We recently completed development of a working version of this software, with final testing completed in September 2003. We did not, however, have the personnel to develop this type of software and we hired outside consultants to assist us. In addition, we may never be successful in developing software that is commercially saleable or that our customers will buy. Moreover, other companies that are attempting to develop similar software may be able to market and sell their versions before or more cost-effectively than we can.

OUR RECENT ACQUISITIONS INVOLVE RISKS, INCLUDING OUR INABILITY TO INTEGRATE SUCCESSFULLY THE NEW BUSINESSES AND OUR ASSUMPTION OF CERTAIN LIABILITIES.

We have recently made significant acquisitions to expand into new business areas. However, we may experience costs and hardships in integrating the new acquisitions into our current business structure. On November 3, 2003 we acquired Hollywood SW and on January 9, 2004 we acquired Core. Most recently, on March 29, 2004, we acquired assets used in the operations of Boeing Digital, a business unit of Boeing, which we intend to integrate into the business of AccessDM. We may not be able to integrate successfully the acquired businesses and assets into our existing business. We cannot assure you that we will be able to effectively market the services provided by Hollywood SW, AccessDM and Core along with our data centers. Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly. Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to adequately pay off such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

BECAUSE THE USE OF ACCESSDM'S SERVICES LARGELY DEPENDS ON THE EXPANDED USE OF DIGITAL PRESENTATIONS REQUIRING ELECTRONIC DELIVERY, IF SUCH EXPANDED USE DOES NOT OCCUR, NO VIABLE MARKET FOR ACCESSDM'S SERVICES MAY DEVELOP.

Even if we are among the first to develop software and systems for the delivery of digital content to movie theaters and other venues, the demand for them will largely depend on a concurrent expansion of digital presentations at theaters, which may not occur for several years. There can be no assurance, however, that major movie studios that currently rely on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters. If the development of digital presentations and changes in the way digital files are delivered does not occur, there may be no viable market for AccessDM's delivery systems and software.

IF WE DO NOT MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

We may not be successful in managing our rapid growth. Since February 2003, we acquired three businesses and formed another subsidiary. These subsidiaries operate in business areas different from our data center operations business. The number of our employees has grown from 11 in March 2003 to 34 in March 2004 and to 41 by June 2004. Past growth has placed, and future growth will continue to place, a significant challenge to our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing and implement new operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.


WE MAY NOT BE ABLE TO GENERATE THE AMOUNT OF CASH NEEDED TO FUND OUR FUTURE OPERATIONS.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, may depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations and available cash financed through the issuance of common stock and promissory notes will be adequate to meet our future liquidity needs for at least one year from the date of this report. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

         o        reducing capital expenditures;

         o        reducing research and development efforts;

         o        selling assets;

         o        restructuring or refinancing our remaining indebtedness; and

         o        seeking additional funding.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that we will be able to make future borrowings in amounts sufficient to enable us to pay the principal and interest on our current indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

WE MAY CONTINUE TO HAVE CUSTOMER CONCENTRATION IN OUR BUSINESS, AND THE LOSS OF ONE OR MORE OF OUR LARGEST CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide. For fiscal years 2003 and 2004, our four largest IDC customers accounted for approximately 60% and 54% of our revenues, respectively (our largest customer, KMC Telecom, accounted for approximately 17% and 27%, respectively of our revenues for such fiscal years, and our second largest customer, AT&T, accounted for approximately 21% and 12%, respectively, of our revenues for such fiscal years). The revenues generated from our IDC business constituted approximately 79% of our total revenue for fiscal year ended 2004.

To date, AccessDM has not generated any revenues and we anticipate that AccessDM will not generate any significant revenues through March 31, 2005. For the five months ended March 31, 2004 (the approximate period of ownership of Hollywood SW by AccessIT), the five largest customers of Hollywood SW accounted for approximately 87% of its revenues (its largest customer, MGM, accounted for approximately 54% of its revenues for such period). For the three months ended March 31, 2004 (the approximate period of ownership of Core by AccessIT), the 4 largest customers of Core accounted for approximately 77% of its revenues. A loss of or decrease in business from one or more of our largest customers for any reason could have a material adverse effect on our business, financial position and results of operations.

AN INABILITY TO OBTAIN NECESSARY FINANCING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION, OPERATIONS AND PROSPECTS IF UNANTICIPATED CAPITAL NEEDS ARISE.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. We will be restricted on the type and amount of additional indebtedness that we may incur as a result of our acquisition of Hollywood SW. In connection with the acquisition of Hollywood SW, we issued secured promissory notes to the sellers that will be senior to all indebtedness during the term of those notes other than any debt provided by a bank or institutional lender, which is less than $1 million in aggregate principal amount, unsecured or secured by the assets of Hollywood SW and its subsidiaries. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.

OUR PLAN TO ACQUIRE ADDITIONAL BUSINESSES INVOLVES RISKS, INCLUDING OUR INABILITY SUCCESSFULLY TO COMPLETE AN ACQUISITION, OUR ASSUMPTION OF LIABILITIES, DILUTION OF YOUR INVESTMENT AND SIGNIFICANT COSTS.

We intend to make further acquisitions of similar or complementary businesses or assets, although there are no acquisitions identified by us as probable at this time. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers. Completing an acquisition and integrating an acquired business, including our recently acquired businesses, may require a significant diversion of management time and resources and involves assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

WE EXPECT COMPETITION TO BE INTENSE: IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE SERIOUSLY HARMED.

The market for the IDC facilities and managed services business, the digital cinema business and the movie distribution software business, although relatively new, are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or software similar to ours may compete with our business. Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from competitors.

Many of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than us, which may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Many of our competitors also have significantly greater name and brand recognition and a larger customer base than us. We may not be able to compete successfully with our competitors. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

WE FACE THE RISKS OF AN EARLY-STAGE COMPANY IN A NEW AND RAPIDLY EVOLVING MARKET AND MAY NOT BE ABLE SUCCESSFULLY TO ADDRESS SUCH RISKS AND EVER BE SUCCESSFUL OR PROFITABLE.

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

         o        lack of operating experience;

         o        net losses;

         o        lack of sufficient customers;

         o        insufficient revenues and cash flow to be self-sustaining;

         o        necessary capital expenditures;

         o        an unproven business model;

         o        a changing business focus; and

         o        difficulties in managing potentially rapid growth.

This is particularly the case with respect to our newly acquired businesses. We cannot assure you that we will ever be successful or profitable.

MANY OF OUR CORPORATE ACTIONS MAY BE CONTROLLED BY OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS; THESE ACTIONS MAY BENEFIT THESE PRINCIPAL STOCKHOLDERS MORE THAN OUR OTHER STOCKHOLDERS.

As of June 15, 2004, our directors, executive officers and principal stockholders beneficially own directly or indirectly, in the aggregate, approximately 49% of our outstanding common stock. In particular, A. Dale Mayo, our President and Chief Executive Officer, beneficially holds 1,005,811 shares of Class B common stock and 9,601 shares of Class A common stock, which represent approximately 54% of our outstanding common stock. These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. Our Class B common stock entitles the holder to ten votes per share. The shares of Class A common stock have one vote per share. Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company; under his employment agreement, for example, Mr. Mayo is entitled to receive cash bonuses based on our revenues, regardless of our earnings, if any.

OUR SUCCESS WILL SIGNIFICANTLY DEPEND ON OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL.

Our success will depend in significant part upon the continued services of our key technical, sales and senior management personnel. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In particular, our performance depends significantly upon the continued service of A. Dale Mayo, our President and Chief Executive Officer, whose experience and relationships in the movie theater industry are integral to our business, particularly in the business areas of Hollywood SW and AccessDM. Although we have obtained a $10 million key-man life insurance policy in respect of Mr. Mayo, the loss of his services would have a material and adverse effect on our business, operations and prospects. Each policy carries a death benefit of $5 million, and while we are the beneficiary of each policy, under one of the policies, the proceeds will be used to repurchase, after reimbursement of all premiums paid by us some, or all, of the shares of our capital stock held by Mr. Mayo's estate at the then-determined fair market value. We also rely on the experience and expertise of Russell J. Wintner, AccessDM's President and Chief Operation Officer, and the two co-founders of Hollywood SW, David Gajda and Robert Jackovich, who manage Hollywood SW's day-to-day operations. In addition, our future success will depend upon our ability to hire, train, integrate and retain qualified new employees.

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

We depend heavily on technology to operate our business. Our success depends on protecting our intellectual property, which is one of our most important assets. Although we do not currently hold any copyrights, patents or registered trademarks, we do have intellectual property consisting of:

         o        licensable software products;

         o        rights to certain domain names;

         o        registered service marks on certain names and phrases;

         o        various unregistered trademarks and service marks;

         o        know-how; and

         o        rights to certain logos.

If we do not adequately protect our intellectual property, our business, financial position and results of operations would be harmed. Our means of protecting our intellectual property may not be adequate. Unauthorized parties may attempt to copy aspects of our intellectual property or to obtain and use information that we regard as proprietary. In addition, competitors may be able to devise methods of competing with our business that are not covered by our intellectual property. Our competitors may independently develop similar technology, duplicate our technology or design around any intellectual property that we may obtain.

The success of some of our business operations depends on the proprietary nature of certain software. We do not, however, have any patents with respect to such software. Because there is no patent protection in respect of our software, other companies are not prevented from developing and marketing similar software. We cannot assure you, therefore, that we will not face more competitors or that we can compete effectively against any companies that develop similar software. We also cannot assure you that we can compete effectively or not suffer from pricing pressure with respect to our existing and developing products that could adversely affect our ability to generate revenues.

Although we hold rights to various web domain names, regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our proprietary rights.

SERVICE AND OTHER INTERRUPTIONS COULD POTENTIALLY REDUCE OUR REVENUES AND HARM OUR REPUTATION AND FINANCIAL RESULTS.

Our facilities and our customers' equipment are vulnerable to damage from human error, physical or electronic security breaches, power loss, other facility failures, fire, earthquake, water damage, sabotage, vandalism and similar events. In addition, our customers would be adversely affected by the failure of carriers to provide network access to our facilities as a result of any of these events. Any of these events or other unanticipated problems could interrupt our customers' ability to provide services from our facilities. This could damage our reputation, make it difficult to attract new and retain customers and cause our customers to terminate their contracts with us and to seek damages. Any of these events could have a material adverse effect on our business, financial position and prospects.

WE DEPEND ON RELATIONSHIPS WITH THIRD PARTIES, WHICH, IF NOT MAINTAINED, MAY ADVERSELY AFFECT OUR ABILITY TO PROVIDE SERVICES TO OUR CUSTOMERS.

We are not a communications carrier and, therefore, we rely substantially on third parties to provide our customers with access to voice, data and Internet networks. We must maintain relationships with third-party network providers in order to offer our data center customers access to a choice of networks. Many carriers have their own data center facilities and may be reluctant to provide network services at our data centers. As a result, some carriers may choose not to connect their services to our data centers. We do not own any real property and depend on our ability to negotiate favorable lease terms with the owners of our data center facilities. The use of our IDCs is limited to the extent that we do not extend or renew our leases, in which case we might not be able to accommodate our customers, particularly if we were unable to relocate timely to a comparable facility.

The availability of an adequate supply of electrical power and the infrastructure to deliver that power is critical to our ability to attract and retain customers and achieve profitability. We rely on third parties to provide electrical power to our data centers, and cannot be certain that these parties will provide adequate electrical power or that we will have the necessary infrastructure to deliver such power to our customers. If the electrical power delivered to our facilities is inadequate to support our customers' requirements or if delivery is not timely, our results of operations and financial position may be materially and adversely affected.

WE MAY HAVE DIFFICULTY COLLECTING PAYMENTS FROM SOME OF OUR CUSTOMERS AND INCUR COSTS AS A RESULT.

A number of our customers are early stage companies. In addition, many of our customers are telecommunications companies, and many telecommunications companies have been experiencing significant financial difficulties. There is a risk that these companies will experience difficulty paying amounts owed to us, and we might not be able to collect on a timely basis all monies owed to us by some of them. Although we intend to remove customers that do not pay us in a timely manner, we may experience difficulties and costs in collecting from or removing these customers.

IF WE DO NOT RESPOND TO FUTURE ADVANCES IN TECHNOLOGY AND CHANGES IN CUSTOMER DEMANDS, OUR FINANCIAL POSITION, PROSPECTS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

The demand for our digital cinema business, movie distribution software and data centers will be affected, in large part, by future advances in technology and changes in customer demands. Our success will also depend on our ability to address the increasingly sophisticated and varied needs of our existing and prospective customers.

We cannot assure you that there will be a demand for the digital cinema software and delivery services provided by AccessDM. AccessDM's profitability depends largely upon the general expansion of digital presentations at theaters, which may not occur for several years. There can be no assurance that major movie studios relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters. If the development of digital presentations and changes in the way digital files are delivered does not occur, there may be no viable market for AccessDM's software and systems.

WE MAY BE SUBJECT TO ENVIRONMENTAL RISKS RELATING TO THE ON-SITE STORAGE OF DIESEL FUEL AND BATTERIES.

Our data centers contain tanks for the storage of diesel fuel for our generators and significant quantities of lead acid batteries used to provide back-up power generation for uninterrupted operation of our customers' equipment. We cannot assure you that our systems will be free from leaks or that use of our systems will not result in spills. Any leak or spill, depending on such factors as the nature and quantity of the materials involved and the environmental setting, could result in interruptions to our operations and the incurrence of significant costs, particularly to the extent we incur liability under applicable environmental laws. This could have a material adverse effect on our business, financial position and results of operations.

ITEM 2. PROPERTY

Our executive offices are located in Morristown, New Jersey. Our nine IDC facilities are located in Jersey City, New Jersey; the Manhattan and Brooklyn Boroughs of New York City; Portland, Maine; Manchester, New Hampshire; Roanoke, Virginia; Wichita, Kansas; Little Rock, Arkansas; and Waco, Texas. We have also leased a portion of a data center in Los Angeles, California as a dedicated digital content delivery site. Our executive offices and all of our IDC facilities are leased. We do not own any real property.

In connection with our acquisition of Hollywood SW, we have assumed the obligations of Hollywood SW under a Commercial Property Lease, dated January 1, 2000, between Hollywood SW and Hollywood Media Center, LLC ("HMC"), the landlord. The lease is for the executive offices of Hollywood SW, has a monthly rent of $2,335 and covers 2,115 square feet. The lease expired on December 31, 2003 and is currently a month to month tenancy with the same monthly rent. On May 1, 2004, an additional 933 square feet was rented on a month-to-month basis for additional monthly rental payments of $1,000. HMC is a limited liability company 95% owned by David Gajda, a security holder of HMC and a key employee of Access IT.

We are a party to separate leases for each of our nine IDC facilities. These leases cover an aggregate square footage of 67,200, under which we are paying an aggregate monthly rent of $192,000. The rental periods remaining on these leases range from month-to month (under our Roanoke, Virginia facility lease, the term of which we intend to extend if our customer at that facility renews its agreement with us) to 12 years and, with the exception of our leases for the Jersey City, New Jersey and Brooklyn, New York facilities, which expire in 2009 and 2016, respectively, the leases include options to renew the leases. The lease of our executive offices expires on May 31, 2005, has a five-year renewal option, covers 5,237 square feet and has a monthly rent of $12,219. We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation with a former employee of Hollywood SW. In February 2003, prior to our acquisition of Hollywood SW, Hollywood SW eliminated the position of an employee, and as part of the termination process, Hollywood SW attempted to secure a general release from liability from the employee. In March 2003, we received a letter from the employee's attorney seeking unspecified damages to release us from any potential claims, including alleged improper classification as an exempt employee and unpaid vacation time. In February 2004, the employee's attorney filed a lawsuit in California seeking unspecified damages. We are discussing the matter with the employee's attorney and have contested the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

PRICE RANGE OF COMMON STOCK

We consummated our initial public offering in November 2003 at a price of $5.00 per share. Our Class A common stock trades publicly on the American Stock Exchange under the trading symbol "AIX." The following table shows the high and low sales prices per share of our Class A common stock as reported by the American Stock Exchange for the periods indicated:

                                                              HIGH        LOW

FISCAL YEAR ENDED MARCH 31, 2004
    Third Quarter (from November 10, 2003)..................$ 6.95      $ 5.00
    Fourth Quarter..........................................$ 5.30      $ 4.09

FISCAL YEAR ENDED MARCH 31, 2005
    First Quarter (through June 22, 2004)...................$ 5.20      $ 4.10

The last reported sale price of our Class A common stock on the American Stock Exchange on June 22, 2004 was $4.17 per share. As of June 15, 2004, there were approximately 597 beneficial holders of record of our Class A common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock or preferred stock and do not anticipate paying any on our common stock in the foreseeable future. Any future payment of dividends on our common stock will be in the sole discretion of our board of directors.

EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of March 31, 2004, regarding the shares of AccessIT's Class A common stock and AccessDM's common stock authorized for issuance under their respective equity compensation plans.

                                                                                                           Number of shares of
                                            Number of shares of common         Weighted average of        common stock remaining
                                         stock issuable upon exercise of        exercise price of         available for future
Plan                                         outstanding options (#)         outstanding options ($)           issuance (#)
----                                     -------------------------------     -----------------------      ----------------------
AccessIT Amended and Restated 2000
Stock Option Plan approved by
stockholders........................                520,564(1)                        $6.12                     79,436(1)
AccessIT compensation plans not
approved by stockholders............                   N/A                             N/A                         N/A
AccessDM compensation plan approved by
stockholders........................               1,000,000(2)                       $0.21                    1,000,000(2)
AccessDM compensation plans not
approved by stockholders............                   N/A                             N/A                         N/A


(1) Shares of AccessIT Class A common stock
(2) Shares of AccessDM common stock

ACCESSIT STOCK OPTION PLAN

Our board of directors adopted our 2000 Stock Option Plan (the "Plan"), on June 1, 2000 and, in July 2000, our stockholders approved the Plan by written consent. Under the Plan, which was amended and restated in January 2003 and further amended in September 2003, we grant both incentive and non-statutory stock options to our employees, non-employee directors and consultants. The primary purpose of the Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The Plan, as amended, authorizes up to 600,000 shares of our Class A common stock for issuance upon the exercise of options granted under the Plan. As of March 31, 2004, stock options covering 520,564 shares of our Class A common stock had been granted under the Plan.

Under the Plan, stock options covering no more than 100,000 shares may be granted to any participant in any single calendar year and no participant may be granted incentive stock options with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Options granted under the Plan expire 10 years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of our company) and are subject to restrictions on transfer. Options granted under the Plan vest generally over three-year periods. The Plan is administered by our board of directors.

The Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of our common stock on the date of grant. Incentive stock options granted to holders of more than 10% of the total combined voting power of our company must have exercise prices of not less than 110% of the fair market value of our common stock on the date of grant. Incentive and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the optionee. The exercise prices and vesting periods (if any) for non-statutory options are set in the discretion of our board of directors. Upon a change of control of our company, all options (incentive and non-statutory) that have not previously vested will become immediately and fully exercisable. In connection with the grants of options under the Plan, we and the participants have executed stock option agreements setting forth the terms of the grant.

ACCESSDM STOCK OPTION PLAN

AccessDM's board of directors adopted its stock option plan on May 13, 2003 and its stockholders approved the plan on May 13, 2003. Under the plan, AccessDM grants stock options to its employees, non-employee directors and consultants. The plan authorizes up to 2,000,000 shares of AccessDM common stock for issuance upon the exercise of options granted under the plan. As of March 31, 2004, stock options covering 1,000,000 shares of AccessDM common stock had been granted under the plan.

Under the plan, stock options covering no more than 500,000 shares may be granted to any participant in any single calendar year and no participant may be granted incentive stock options with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Options granted under the plan expire 10 years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of AccessDM) and are subject to restrictions on transfer. Options granted under the plan vest generally over three year periods. The plan is administered by AccessDM's board of directors.

The plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of AccessDM's common stock on the date of grant. Incentive stock options granted to holders of more than 10% of the total combined voting power of AccessDM must have exercise prices of not less than 110% of the fair market value of AccessDM common stock on the date of grant. Incentive and non-statutory stock options granted under the plan are subject to vesting provisions, and exercise is subject to the continuous service of the optionee. The exercise prices and vesting periods (if any) for non-statutory options are set in the discretion of AccessDM's board of directors. Upon a change of control of AccessDM, all options (incentive and non-statutory) that have not previously vested will become immediately and fully exercisable. In connection with the grants of options under the plan, AccessDM and the participants have executed stock option agreements setting forth the terms of the grant.

SALES OF UNREGISTERED SECURITIES IN FISCAL YEAR ENDED MARCH 31, 2004

In June and July 2003, we borrowed from, and issued five-year promissory notes to, several other investors the aggregate principal amount of $1.23 million. In connection with these five-year notes, we granted to such investors ten-year warrants to purchase up to an aggregate of 123,000 shares of our Class A common stock at an exercise price of $.05 per warrant share, or $6,150 in the aggregate.

In August 2003, one of the investors of the one-year promissory notes exercised its attached warrants to purchase 6,902 shares of our Class A common stock by paying $345, and two of the investors of the five-year promissory notes exercised their attached warrants to purchase 106,000 shares of our Class A common stock by paying $5,300.

In September 2003, several holders of our one-year and five-year notes exercised the warrants attached thereto to purchase an aggregate of 307,787 shares of Class A common stock by paying $15,389.

In October 2003, several holders of our one-year and five-year notes exercised the warrants attached thereto to purchase an aggregate of 40,118 shares of Class A common stock by paying $2,006.

In September 2003, we and MidMark Equity Partners II, L.P. ("MidMark") entered into an Exchange Agreement, whereby we agreed to issue, upon and subject to the completion of our November 2003 initial public offering of shares of Class A common stock ("IPO"), 2,207,976 shares of Class A common stock to MidMark in exchange for its agreement to (i) convert all of its shares of Series A and Series B preferred stock into shares of Class A common stock, (ii) exchange warrants exercisable for shares of Class A common stock for 320,000 shares of Class A common stock, (iii) exercise a warrant to purchase up to 144,663 shares of Class A common stock (143,216 shares on a cashless-exercise basis) and (iv) to accept 104,175 shares of Class A common stock as payment of accrued dividends on shares of Series A and Series B preferred stock held by such stockholder.

On March 24, 2004, we exchanged $2.5 million and $1.7 million aggregate principal amount of five-year promissory notes for shares of our Class A common stock and for convertible notes, convertible into shares of our Class A common stock, respectively. Pursuant to this transaction, we issued 707,477 shares of Class A common stock and $1.7 million aggregate principal amount of convertible notes, which as of March 31, 2004 were convertible into a maximum of 308,225 shares of Class A common stock.

On March 29, 2004, we entered into an Asset Purchase Agreement with Boeing to acquire certain assets of Boeing Digital, a unit of Boeing. As partial consideration for the acquired assets, we issued 53,534 unregistered shares of our Class A common stock to Boeing.

On May 26, 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock to exchange all of their shares for 31,300 unregistered shares of our Class A common stock.

On June 4 2004, we issued 1,217,500 unregistered shares of our Class A common stock pursuant to a private placement with institutional and other accredited investors. Additionally, we issued warrants to the investors, exercisable upon receipt, to purchase up to 243,500 shares of Class A common stock at an exercise price of $4.80 per share and warrants to the placement agent, exercisable upon receipt, to purchase up to 60,875 shares of Class A common stock at an exercise price of $4.80 per share.

The sales of the above securities were determined to be exempt from registration under the Securities Act in reliance on Rule 701 under the Securities Act,
Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701. In addition, the purchasers of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issue in these transactions. All purchasers had adequate access, through their relationships with us, to information about us. The above transactions reflect the one-for-five reverse stock split effective as of September 18, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of factors described within this report and other factors. We refer you to the section encaptioned "Forward-Looking Statements" on page 1 of this report.

OVERVIEW

Access IT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating Internet data centers. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide. These businesses, supported by our Internet data center business, have become our primary strategic focus.

Our business focus is to create a secure, managed and complete system that consists of software to book, track and perform accounting functions for digital content in theatres, deliver digital content to multiple locations and provide the content management software for in-theatre playback system for the digital cinema marketplace. The system is intended to use all of our businesses:

         o Digital Media Delivery - digital media managed delivery services and media player software for use in theatres from AccessDM, our wholly owned subsidiary;

         o Movie Distribution and Exhibitor Software - Hollywood SW, our wholly owned subsidiary, develops distribution and exhibitor software products and services;

         o Data Centers - AccessIT's IDCs, including redundant sites in Los Angeles and New York City; and

         o Managed Service Offerings- managed storage and network and systems management services by Core, our wholly owned subsidiary, and AccessIT.

Our system provides a digital content owner with the secure delivery of multiple files to multiple locations with proactive notification and security management. Our system also provides the digital content exhibitor with access to digital content, freedom to choose what to play and when to play it with proactive notifications and management software. We have created a system whereby digital content is delivered where it is supposed to go, is played when it is supposed to be played along with the ability to act upon and report back management and financial information.

In February 2003, we organized AccessDM, which in May 2004, became our wholly-owned subsidiary. AccessDM has developed proprietary software, Digital Express e-Courier, capable of worldwide delivery of digital data -- including movies, advertisements and alternative content such as concerts, seminars and sporting events -- to movie theaters and other venues having digital projection equipment. We are also in the process of developing media player software for use by digitally-equipped movie theaters called Theatre Command Centre.

In November 2003, we acquired all of the capital stock of Hollywood SW, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its licensed software records and manages information relating to the planning, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. In addition, Hollywood SW's software complements, and is integrated with, AccessDM's digital content delivery software by enabling Hollywood SW's customers to seamlessly plan and schedule delivery of digital content to entertainment venue operators as well as to manage the related financial transactions.

In January 2004, we acquired all of the capital stock of Core. Core is a global managed service provider of information technologies, providing secure system monitoring telecommunications and data network outsourcing to clients across the United States and in 35 countries in Europe, Asia and North and South America. Core's services have been integrated into AccessIT's Managed Services and renamed "AccessIT Managed Services."

In March 2004, we acquired all of the assets of Boeing Digital, a division of Boeing. These assets were purchased to further our strategy of becoming a leader in the delivery of movies and other digital content to movie theaters. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theaters in the United States and at one theater in London, England, and satellite transmission equipment located in Los Angeles, California.

Also in March 2004, we refinanced approximately $4.2 aggregate principal amount (plus accrued and unpaid interest) of our promissory notes pursuant to an exchange offer. In exchange for these promissory notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of new convertible notes which as of March 31, 2004 were convertible into a maximum of 308,225 shares of our Class A common stock.

In June 2004, we consummated a $4.87 million private placement of 1,217,500 unregistered shares of our Class A common stock with institutional and other accredited investors. Pursuant to the private placement, we also issued to the investors and the placement agent warrants to purchase up to 243,500 and 60,875 shares of our Class A common stock, respectively, at an exercise price of $4.80 per share, exercisable upon receipt.

We offer interrelated services that use each of our business units for the planning, purchasing, delivery and management of digital content -- such as movies, advertising, trailers and alternative content, including concerts, seminars and sporting events -- to movie theater and other venue operators. We believe that our ability to offer a wide range of fully managed services will differentiate us from other service providers, including distributors of other types of digital media.

We have two reportable segments: Data Center Services, which comprise our IDC operations and the operations of Core; and Media Services, which represents the operations of Hollywood SW and AccessDM, including Boeing Digital. During the fiscal year ended March 31, 2004, we received 81% of our revenue from the Data Center Services segment and 19% of our revenue from the Media Services segment. During the quarter ended March 31, 2004, we received 69% of our revenue from the Data Center Services segment and 31% percent of our revenue from the Media Services segment.

From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at these IDCs. We do not intend to build any additional IDCs. Instead, we intend to continue expanding our IDC footprint by acquiring additional, operational IDCs from third parties. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, consulting and maintenance fees. Core generates revenues primarily from managed network services. We intend to generate revenues from AccessDM via the delivery of digital movies and other content to movie theaters and other venues. We incurred net losses of $3.4 million and $4.8 million in the fiscal years ended March 31, 2003 and 2004, respectively, and we have an accumulated deficit of $14.7 million as of March 31, 2004. We anticipate that, with the acquisitions of Hollywood SW, Core and substantially all of the assets of Boeing Digital, and the operation of AccessDM, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues, and we may need to obtain additional financing, than we have in prior years.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition, capitalized software, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Through March 31, 2004, our Media Services segment revenues have been generated by Hollywood SW and are accounted for in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104, "Revenue Recognition." Our software revenues are generated from the following primary sources:

         o software licensing, including customer licenses and ASP agreements;

         o        software maintenance contracts; and

         o professional consulting services, which includes systems implementation, training, custom software development services and other professional services.

Software licensing revenue is recognized when the following criteria are met:

         o        persuasive evidence of an arrangement exists;

         o        delivery has occurred and no significant obligations remain;

         o        the fee is fixed or determinable; and

         o        collection is determined to be probable.

Significant upfront fees are received in addition to periodic amounts upon achievement of contractual events for licensing of our products. Such amounts are deferred until the revenue recognition criteria has been met, which typically occurs after delivery and acceptance.

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), we separately negotiate each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where we are not able to determine fair value of each element and the services are essential to the functionality of the software, we follow percentage-of-completion accounting to recognize revenue.

Customers not wishing to license and operate our software themselves may use the software through an ASP arrangement, in which we host the application and provide customer access via the internet. Annual minimum ASP service fees are recognized ratably over the contract term. Overage revenues for usage in excess of stated minimums are recognized monthly.

Maintenance services and website subscription fees are recognized ratably over the contract term. Professional consulting services, sales of third party products and resale hardware revenues are recognized as services are provided. Software development revenues are recognized when delivery has occurred and no significant obligations remain.

Deferred revenue is recorded in cases of:

         o a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming;

         o        incomplete implementation of ASP service arrangements; or

         o unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees.

As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the consolidated balance sheet and are recognized as revenue in accordance with our revenue recognition policies described above.

Our Data center segment revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from our IDCs, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," are recognized ratably over the terms of the contracts, generally two to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria, are classified as deferred revenues. Amounts satisfying the above revenue recognition criteria prior to billing are classified as unbilled revenues.

The adoption of Staff Accounting Bulletin No. 104, "Revenue Recognition," did not affect our revenue recognition policies.

CAPITALIZED SOFTWARE COSTS

We account for software costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs that are incurred subsequent to establishing technological feasibility, and until the product is commercially released, are capitalized. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the fiscal year ended March 31, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the fiscal year ended March 31, 2004 amounted to $118,000.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. Intangible assets of the Company as of March 31, 2003 consisted of customer contracts. In addition, during the fiscal year ended March 31, 2004, the Company acquired intangible assets related to customer contracts, trade names, trademarks and covenants not to compete. These were determined to be finite-lived intangible assets and are being amortized over their useful lives ranging from 2 to 10 years. In addition, the Company has recorded goodwill in connection with the acquisitions of Hollywood SW and Core.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

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

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

         o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, future digital delivery and digital media software license fees. Media Services revenue are those generated by Hollywood SW and AccessDM. Our Data center revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees.

         o Cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, and amortization of capitalized software development costs.

         o Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, advertising and marketing costs, and our corporate and Hollywood SW headquarters facility costs.

         o Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

         o Non-cash interest expense represents the accretion of the value of warrants attached to our one- and five-year promissory notes.

INITIAL PUBLIC OFFERING

On November 10, 2003, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. In connection with the completion of the IPO, we issued 1,380,000 shares of Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at $5.00 per share. The net proceeds from the IPO after deducting all offering expenses, including underwriting discounts and commissions, the cash portion of the purchase price of Hollywood SW, and the repayment of a note payable, was approximately $1.067 million. We are listed on the American Stock Exchange under the symbol "AIX".

ACCESS DIGITAL MEDIA

AccessDM was formed in February 2003 by AccessIT. AccessDM has completed development of its proprietary software enabling the delivery of digital content -- such as movies, advertising, trailers and alternative content such as concerts, seminars and sporting events -- to movie theaters and other venues equipped with digital projection equipment.

AccessDM has been, and will continue in the foreseeable future to be, financed principally by AccessIT, which previously owned 80% of AccessDM's capital stock at March 31, 2004. In March 2003, we engaged The Casey Group, Inc., a software consulting company, to help develop software designed to enable the delivery of digital content. As compensation for assisting us in the development of the software, the cost of which was agreed to be $174,000, we issued to The Casey Group 750,000 shares of AccessDM common stock in September 2003 and 8,700 shares of AccessIT Class A common stock in November 2003. The AccessDM shares issued to The Casey Group represented 20% of AccessDM's outstanding capital stock after giving effect to such issuance. On May 26, 2004, AccessIT entered into an agreement with The Casey Group to issue 31,300 unregistered shares of our Class A common stock in exchange for the 750,000 shares of AccessDM's common stock held by The Casey Group. Following such exchange, as of May 26, 2004, AccessIT owns 100% of AccessDM's outstanding common stock.

The operations of AccessDM are controlled by AccessIT, and certain members of the senior management of AccessIT are also members of the senior management of AccessDM. All intercompany transactions between AccessIT and AccessDM are conducted as transactions on competitive terms, including the terms of any future investments by AccessIT in AccessDM and the terms of any intercompany sales. For the fiscal year ended March 31, 2004, AccessDM had no sales and approximately $101,000 of operating expenses, before considering The Casey Group's 20% ownership interest.

ACQUISITIONS

On July 17, 2003, we signed a stock purchase agreement with Hollywood SW and its two selling stockholders. On November 3, 2003, we acquired Hollywood SW, after amending the agreement to complete the acquisition on that date, by issuing secured promissory notes (the "Initial Notes"), each in the principal amount of $3.6 million, to the two selling stockholders. On November 10, 2003, we completed the IPO and (1) the Initial Notes were exchanged for the consideration described in clauses (2) and (3) below and cancelled and returned to us by Hollywood SW's selling stockholders, (2) the lead underwriter in the IPO transmitted, in the aggregate, $2.45 million to the selling stockholders and (3) we issued to such selling stockholders $3 million in 8% promissory notes and 400,000 unregistered shares of our Class A common stock.

We may pay an additional purchase price in each of the three years following the closing of the Hollywood SW acquisition if certain annual earnings targets are achieved. We also have agreed to issue additional unregistered shares of our Class A common stock if, during the 90 days following the applicable lock-up period, the average value of our Class A common stock during such 90 days declines below an average of $3.60 per share.

On December 22, 2003, we signed an agreement to purchase all of the outstanding common stock of Core, and on January 9, 2004, the acquisition of Core was completed. Core is a managed service provider of information technologies; its primary product is managed network services through its global network command center. We believe that the acquisition of Core will expand the existing capabilities and services of our IDCs. The initial purchase price consisted of $250,000 in cash and 100,000 unregistered shares of our Class A common stock. In addition, we may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and unregistered shares of our Class A common stock as the purchase price payable at closing. We have also agreed to a one time issuance of additional unregistered shares of our Class A common stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the market value of our Class A common stock is less than an average of $4.00 during the final ninety days of the lock up period.

On March 29, 2004, we consummated an acquisition of all of the assets of Boeing Digital, a division of Boeing, pursuant to an asset purchase agreement of same date. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theatres in the United States and one theater in London, England, and satellite transmission equipment located in Los Angeles, California. The initial purchase price consisted of: $250,000 in cash; 53,534 unregistered shares of our Class A common stock; and a non-interest bearing promissory note payable for $1.8 million payable in equal installments over 4 years. In addition, we agreed to make payments totaling a maximum of $1 million over 4 years, which payments are comprised of 20% of the gross receipts generated by the acquired assets during the 4 year period after the closing. Additionally, at any time during the 90 day period immediately following the first 12 months after the closing, Boeing may sell its 53,534 unregistered shares of our Class A common stock to AccessIT in exchange for $250,000 in cash. In connection with the acquisition, Boeing agreed to purchase from AccessIT a minimum of $450,000 managed storage services per year for four years from the date of the agreement.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED MARCH 31, 2003 AND THE FISCAL YEAR ENDED MARCH 31,
2004

Revenues. Our total revenues were $4.2 million and $7.2 million for the fiscal years ended March 31, 2003 and 2004, an increase of 70%. This increase was primarily attributable to the acquisition of Hollywood SW which contributed $1.4 million of revenues for the fiscal year ended March 31, 2004. Also, $1.3 million in incremental revenues was derived from the six IDCs we acquired in November 2002. The remainder of the increase in revenues was primarily from Core, which generated $162,000 of revenue, and additional revenue due to customer growth in our other IDCs.

Cost of revenues. Our cost of revenues was $3.1 million and $3.7 million for the fiscal years ended March 31, 2003 and 2004, respectively, an increase of 18%. This increase was primarily attributable to $316,000 of additional rent, utilities, real estate taxes and other operating expenses for the six IDC locations we acquired in November 2002. In addition, Hollywood SW expenses were $152,000, primarily the amortization of capitalized software costs, and Core's operating expenses were $98,000, primarily representing personnel costs.

Gross profit. Gross profit was $1.1 million and $3.5 million for the fiscal years ended March, 31, 2003 and 2004, respectively. The increase was primarily due to $1.2 million of gross profit generated by Hollywood SW. Also, an increase of $962,000 in gross profit was attributable to the six IDC locations we acquired in November 2002. Additionally, gross profit at our other IDCs increased by $207,000, due to fixed data center operating expenses and higher revenues.

Selling, general and administrative expenses. Our selling, general and administrative expenses were $2.3 million and $3.3 million for the fiscal years ended March 31, 2003 and 2004, respectively, an increase of 42%. Incremental costs associated with Hollywood SW, Core and AccessDM were $427,000, $58,000, and $101,000, respectively, due primarily to personnel and headquarters office expenses. The remainder of the increase is primarily due to: increases in corporate personnel costs of $137,000 due to higher salary and bonus expense; professional fees of $144,000, due primarily to increased accounting and legal fees related to compliance with the rules of the Securities and Exchange Commission and other transactions; advertising expenses of $60,000, due to increased marketing activities and attendance at trade shows; bad debt expense of $26,000 due to increases to the allowance for doubtful accounts; and other of $17,000 due primarily to increases in insurance expense. As of March 31, 2004 we had thirty-four employees, one of whom is part-time.

Research and development. AccessIT recorded expenses of $0 and $55,000 for the fiscal years ended March 31, 2003 and 2004. The increase is attributable to research and development efforts at Hollywood SW, which we acquired in November 2003.

Non-cash, stock-based compensation. We recorded non-cash, stock-based compensation of $99,000 and $15,000 for the fiscal years ended March 31, 2003 and 2004, respectively. These amounts typically represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the three-year vesting period of the options. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease is due to a one-time, immediately recognized grant in the fiscal year ended March 31, 2003 of a total of 60,000 shares of our Class A common stock to four of our employees, valued at $48,000. The remaining decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

Depreciation and amortization. Depreciation and amortization was $1.7 million and $2.7 million for the fiscal years ended March 31, 2003 and 2004, respectively, an increase of 60%. The increase is primarily attributable to the acquisition of the six additional IDCs in November 2002, which included $863,000 of property and equipment and $2.7 million of intangible assets. Additionally, the acquisition of Hollywood SW and Core resulted in $183,000 and $35,000, respectively, of depreciation and amortization for the fiscal year ended March 31, 2004 from their respective dates of acquisition.

Interest expense. Interest expense was $364,000 and $542,000 for the fiscal years ended March 31, 2003 and 2004, respectively. The increase was primarily due to $1.2 million of five- year promissory notes that we issued in June and July 2003, and also to $1.4 million of five-year promissory notes that we issued in the fiscal year ended March 31, 2003. The five -year promissory notes bear interest at 8% per year, with interest payable quarterly. On March 24, 2004, $2.5 million of five-year promissory notes principal were exchanged for Class A common stock, and another $1.7 million was exchanged for longer term, 6% convertible notes. Additionally, contributing to the increase was our issuance of a secured $1 million note payable in connection with our November 2002 acquisition of six IDCs. This 9% note was repaid on its maturity date of November 26, 2003. Partially offsetting these items was interest savings resulting from our final payment of two capital leases in July and October, 2003.

Loss on early extinguishment of debt. The loss on early extinguishment of debt was $0 and $126,000 for the fiscal years ended March 31, 2003 and 2004, respectively. This loss on early extinguishment of debt was due to the March 2004 exchange of five-year promissory notes for Class A common stock and convertible notes.

Non-cash interest expense. Non-cash interest expense was $282,000 and $1.8 million for the fiscal years ended March 31, 2003 and 2004, respectively. Non-cash interest expense results from the accretion of the value of warrants attached to our one-and five-year promissory notes (which bear interest at 8% per year). The increase is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of five-year promissory notes. The remaining increase in non-cash interest expense is due to the initial issuance of $1.4 million of such notes in the second half of fiscal 2002, and the issuance of an additional $1.2 million of such notes with attached warrants in fiscal 2003.

Income tax benefit. During the fiscal years ended March 31, 2003 and 2004, we participated in the New Jersey Technology Tax Transfer program, through which technology-oriented businesses may sell their New Jersey net operating losses ("NOLs") to other companies. During the fiscal years ended March 31, 2003 and 2004, we received $185,000 and $127,000, respectively net of fees and expenses, from the sale of our New Jersey NOLs. Also, during the fiscal year ended March 31, 2004, amortization of a deferred income tax liability related to our acquisition amounted to $85,000.

Net loss. As a result of the foregoing, we had net losses of $3.4 million and $4.8 million for the fiscal years ended March 31, 2003 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one-and five-year 8% promissory notes, and our November 2003 IPO. In March 2004, we refinanced approximately $4.2 aggregate principal amount (plus accrued and unpaid interest) of these promissory notes pursuant to an exchange offer (the "Exchange Offer"). In exchange for the promissory notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of new convertible notes which as of March 31, 2004 were convertible into a maximum of 308,225 shares of our Class A common stock. From inception through March 31, 2004, we had raised cash of approximately $14.7 million, $4.5 million and $4.4 million through sales of our common stock, preferred stock, and promissory notes, respectively. Additionally, we have issued common stock in lieu of cash payments totaling $2.9 million to the sellers of Hollywood SW, Core and Boeing Digital, and for construction services at our IDCs. Also, in November 2002, we issued a $1 million 9% secured note to a seller in connection with the acquisition of six IDCs from ColoSolutions. This note was repaid in November 2003. We have no borrowings or line of credit arrangements with banks or other financial institutions.

On November 14, 2003 our IPO was finalized, resulting in the issuance of 1,380,000 shares of class A common stock. The net proceeds of our IPO were $4.8 million, of which $1.1 million was used for general business purposes.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with the acquisition of Hollywood SW, we issued $3 million of 8% promissory notes to the sellers, which notes are secured and senior, with certain exceptions, to all indebtedness during the five year term of those notes. Our obligations to repay our promissory notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds therefrom, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations.

As of March 31, 2003 and 2004, we had cash and cash equivalents of $956,000 and $2.3 million, respectively. Our working capital (deficiency) at March 31, 2003 was ($954,000) and March 31, 2004 was $212,000, respectively.

For the fiscal year ended March 31, 2004, we raised gross proceeds of $6.9 million and $1.2 million through sales of our common stock from our IPO and promissory notes, respectively, and we repaid capital lease obligations of $363,000 and an acquisition note payable of $1 million. For the fiscal year ended March 31, 2003, we raised gross proceeds of $125,000, $2.5 million and $1.4 million through sales of our common stock, preferred stock and promissory notes, respectively, and we repaid promissory notes in the principal amount of $333,000.

Our operating activities resulted in net cash (outflows) inflows of ($760,000) and $321,000 for the fiscal years ended March 31, 2003 and 2004, respectively. The $1.1 million improvement in the current fiscal year was primarily due to a decrease in loss from operations, and a $400,000 security deposit paid in the prior year.

Investing activities used net cash of $2.6 million and $3.6 million for the fiscal years ended March 31, 2003 and 2004, respectively. Net cash used in investing activities for the fiscal year ended March 31, 2003 was primarily in connection with the cash portion of the purchase price of six additional IDCs acquired in November 2002 for $2.3 million. Additions and improvements to existing data centers of $290,000 accounted for the majority of the remaining cash used in investing activities for the fiscal year ended March 31, 2003.

Net cash used in investing activities for the fiscal year ended March 31, 2004 was due primarily to the acquisitions of Hollywood SW, Core and Boeing Digital. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee of $4,167 per month for the 12-month period beginning upon the completion of the IPO.

Financing activities contributed cash of $3.4 million and $4.6 million for the fiscal years ended March 31, 2003 and 2004, respectively. This contributed cash was used to finance the IDC acquisitions we have effected and for general working capital purposes. Net cash provided by financing activities in 2003 was primarily from the sales of preferred stock, common stock, and promissory notes and in 2004 common stock and promissory notes.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of March 31, 2004, we had an outstanding balance of $150,000 in capital lease obligations. These capital lease obligations covered computer and power generating equipment at our data centers and our corporate office. All our capital lease obligations were secured by equipment at the following locations and in the following principal amounts: at our executive offices, telephone equipment in the remaining principal amount of $23,000, and Caterpillar generators at six of our IDCs in the remaining principal amount of $127,000. As of March 31, 2004, minimum future capital lease payments (including interest) for the fiscal years ended March 31, 2005, 2006, and 2007 were $118,000, $28,000, and $9,000, respectively. In July 2003, we repaid the capital lease covering generators at our Manhattan, New York AccessColocenter for $49,000. In August 2003, we entered into an agreement to pay a capital lease covering certain storage equipment at our Jersey City, New Jersey AccessColocenter for payments totaling $228,000 including all principal and interest currently due.

In September 2003, in connection with our IPO and in order to simplify our capital structure, we entered into an exchange agreement, under which the holder of our outstanding Series A and Series B preferred stock agreed to (1) convert all 8,202,929 shares of Series A and Series B preferred stock held by it into 1,640,585 shares of Class A common stock; (2) exchange warrants exercisable, for up to 951,041 shares of Class A common stock, for 320,000 shares of Class A common stock; (3) exercise warrants currently exercisable for up to 144,663 shares of our Class A common stock (143,216 shares on a cashless-exercise basis); and (4) accept 104,175 shares of our Class A common stock as payment of all accrued dividends on shares of Series A and Series B preferred stock held by the holder through November 10, 2003, the effective date of the IPO. On November 14, 2003 the exchange agreement was finalized, concurrent with the completion of the IPO.

In February 2004, we sent a notice of the Exchange Offer to the holders of the 5-Year Notes and holders of the notes issued pursuant to the Hollywood SW acquisition (the "HS Notes"), offering to exchange the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered shares of our Class A common stock at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), convertible into shares of our Class A common stock at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, we exchanged 5-Year Notes in the aggregate principal amount of $2.5 million plus accrued and unpaid interest of $46,000 for 707,477 unregistered shares of our Class A common stock. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1.7 million plus accrued and unpaid interest of $31,000, we issued Convertible Notes which are convertible into a maximum of 308,225 shares of our Class A common stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of our Class A common stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220,000 of principal elected not to participate in the Exchange Offer.

In March 2004, in connection with our acquisition of assets of Boeing Digital, we issued a $1.8 million non-interest bearing note, payable in equal principal payments each year for four years.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled approximately $16.2 million as of March 31, 2004 and are payable in varying monthly installments through 2015. As of March 31, 2004, minimum future operating lease payments for the fiscal years ended March 31, 2005, 2006, 2007, 2008, 2009 and thereafter (in total) were $2.3 million,
$2.2 million, $2.1 million, $2.1 million, $2.2 million and $5.3 million, respectively.

During the fiscal years ended March 31, 2003 and 2004, our operations have been financed primarily through equity and debt financing, most recently the completion of our IPO that generated net cash receipts of $1.1 million. However, we have incurred substantial losses and negative cash flows since inception. During the fiscal year ended March 31, 2003 and 2004, we have incurred losses of $3.4 million and $4.8 million respectively, and cash flows from operating activities of ($760,000) and $321,000, respectively. In addition, we have an accumulated deficit of $14.7 million as of March 31, 2004. Furthermore, we have total debt service requirements totaling $1.1 million for the twelve months beginning in March 2004.

Management expects that we will continue to generate operating losses for the foreseeable future due to the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered shares of AccessIT's Class A common stock. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

In June 2004, we consummated a $4.87 million private placement of 1,217,500 unregistered shares of our Class A common stock with institutional and other accredited investors. Pursuant to the private placement, we also issued to the investors and the placement agent warrants to purchase up to 243,500 and 60,875 shares of our Class A common stock, respectively, at an exercise price of $4.80 per share, exercisable upon receipt.

Our management believes that the net proceeds generated by the IPO and our June 2004 private placement, the lower debt service requirements as a result of the Exchange Offer, combined with our cash on hand and cash receipts from existing and acquired operations, will be sufficient to permit us to continue our operations for at least 12 months from the date of this report.

RELATED PARTY TRANSACTIONS

In April 2000, A. Dale Mayo, one of our co-founders and our President and Chief Executive Officer, and Brett E. Marks, a founder and an executive officer and director of our Company, invested $200,000 and $100,000 respectively, in Fibertech & Wireless, Inc., a holding company formed on March 29, 2000 with no material assets or business activity, and received 10,000,000 and 5,000,000 shares, respectively, of the common stock of Fibertech & Wireless, Inc. Upon the merger of Fibertech & Wireless, Inc. into AccessColo, Inc. in September 2000, each of such shares was exchanged for 0.6205 of a share of common stock of AccessColo, Inc., and resulted in A. Dale Mayo owning 1,241,000 shares of Class A common stock and Brett E. Marks owning 620,500 shares of Class A common stock. We changed its name from AccessColo, Inc. to Access Integrated Technologies, Inc. in November 2001.

Kevin A. Booth, one of our co-founders and a former director of our Company (and a former employee), and Kevin J. Farrell, a co-founder, director and Senior Vice President -- Data Center Operations of our Company, each received 400,000 shares of Class A common stock in April 2000, upon formation of AccessColo, Inc. and in connection with their employment and status as co-founders. At the time of their receipt of such shares, we were a subsidiary of Fibertech & Wireless, Inc. In July 2003, Mr. Booth left our employ and also resigned from our Board of Directors.

In October 2001, A. Dale Mayo returned 153,333 shares of Class B common stock and Brett E. Marks, Kevin A. Booth and Kevin J. Farrell returned 76,667, 85,000 and 85,000 shares, respectively, of Class A common stock and received no consideration from us for such returned shares.

In December 2002, A. Dale Mayo returned 30,000 shares of our Class B common stock and Brett E. Marks, Kevin A. Booth and Kevin J. Farrell returned 10,000, 10,000 and 10,000 shares, respectively, of Class A common stock and received no consideration from us for such returned shares.

In connection with the execution of one of our long-term real property leases,
A. Dale Mayo and Brett E. Marks posted a letter of credit in the aggregate amount of $525,000 in June 2000. This letter of credit was reduced by one-third in each of the three successive years and terminated in June 2003. We reimbursed Messrs. Mayo and Marks for the issuance costs of approximately $10,000 for the letter of credit.

Wayne Clevenger and Matthew Finlay, two of our directors, are directors of MidMark, which previously held all of our outstanding Series A and Series B preferred stock and related contingent warrants. In connection with its purchase of shares of our Series A and Series B preferred stock, we paid MidMark a $75,000 investment banking fee. In September 2003, we entered into an exchange agreement with MidMark, under which we agreed to issue 2,207,976 additional shares of Class A common stock to MidMark in exchange for all of our outstanding shares of Series A and Series B preferred stock, including accrued dividends thereon, and through the exercise and exchange of certain warrants. Upon the IPO, MidMark (i) converted all 8,202,929 shares of its Series A and Series B preferred stock into 1,640,585 shares of Class A common stock; (ii) exchanged warrants that were exercisable, subject to certain future conditions, for up to 951,041 shares of Class A common stock, for 320,000 shares of Class A common stock; (iii) exercised a warrant exercisable for up to 144,663 shares of Class A common stock (143,216 shares on a cashless-exercise basis); and (iv) accepted 104,175 shares of Class A common stock as payment of all accrued dividends on shares of Series A and Series B preferred stock held by such stockholder. The number of shares of Class A common stock issued as payment of accrued dividends was calculated at the offering price of $5.00. Additionally, MidMark also purchased $333,000 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants. Each of these directors have been granted options to purchase 5,000 shares of our Class A common stock. We paid MidMark a management fee of $50,000 per year until November 2003.

From March 2002 to August 2002, we borrowed from, and issued five-year promissory notes (each bearing interest at 8% per year) to, Mr. Mayo, Mr. Marks, CMNY, John L. O'Hara, a member of our board of advisors, and several other investors in the aggregate principal amount of $3.175 million. From June 2003 to July 2003, we borrowed from, and issued five-year promissory notes (each bearing interest at 8% per year) to, Mr. O'Hara and several other investors in the aggregate principal amount of $1.23 million. In connection with these five-year notes, we granted to these investors ten-year warrants with an exercise price of $0.05 per share to purchase up to an aggregate of 440,500 shares of Class A common stock, which warrants were exercised before the completion of the IPO. Messrs. Mayo, Marks and O'Hara and CMNY have exercised all of the warrants attached to the five-year notes held by them and purchased an aggregate of 142,500 shares of Class A common stock. The net proceeds of the five-year note issuances were used to repay the one-year notes and to fund our working capital requirements.

On March 24, 2004, pursuant to the Exchange Offer, we exchanged $2.5 million and $1.7 million aggregate principal amount of five-year promissory notes for shares of Class A common stock and for longer term 6% convertible notes, respectively. We issued 707,477 unregistered shares of Class A common stock and $1.7 aggregate principal amount of convertible notes convertible into a maximum of 308,225 shares of Class A common stock (i) at any time up to the maturity date at each holder's option or (ii) automatically on the date when the average closing price on the American Stock Exchange of the Class A common stock for 30 consecutive trading days has been equal to or greater than $12.00.

A. Dale Mayo and Brett E. Marks invested $250,000 and $125,000, respectively, in our offering of one-year 8% notes and received warrants to purchase 4,601 and 2,301 shares, respectively, of Class A common stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Messrs. Mayo and Marks invested $250,000 and $125,000, respectively, in our offering of five-year 8% promissory notes and received warrants to purchase 25,000 and 12,500 shares, respectively, of Class A common stock at $0.05 per share. In September 2003, all of the warrants that were attached to our one-year and five-year promissory notes held by Messrs. Mayo and Marks were exercised. In March 2004 Messrs. Mayo and Marks participated in the Exchange Offer and exchanged their 5-year notes and accrued interest totaling $382,000 for Convertible Notes, convertible into 67,713 shares of Class A common stock. As of March 31, 2003 and 2004, the principal due to these executive officers of $375,000 and $382,000, respectively, is included in notes payable.

Warren H. Colodner, one of our former directors, is a partner in the law firm of Kirkpatrick & Lockhart LLP, which provided legal services to us until November 2003, including handling legal matters related to the IPO. For the fiscal years ended March 31, 2003 and 2004, we purchased approximately $124,000 and $639,000, respectively, of legal services from this firm. Mr. Colodner was granted options to purchase 4,000 shares of Class A common stock.

Robert Davidoff, one of our directors, is the general partner of CMNY Capital II, L.P., which holds 157,927 shares of Class A common stock, and a director of Sterling/Carl Marks Capital, Inc., which holds 51,025 shares of Class A common stock. CMNY Capital II, L.P. also invested $1 million in our offering of one-year promissory notes, which was repaid in March 2002, and invested $1 million in our offering of five-year promissory notes. The warrants attached to such one-year and five-year notes were exercised in August 2003 and are included in the share numbers above. Mr. Davidoff has also been granted options to purchase 9,000 shares of Class A common stock. In March 2004 CMNY Capital II, LP participated in the Exchange Offer and exchanged its five-year promissory notes and accrued interest totaling $1 million for Convertible Notes, convertible into 180,569 shares of Class A common stock. As of March 31, 2003 and 2004, the principal due to CMNY Capital II, LP of $1 million in each of those years, is included in notes payable.

Harvey Marks, a member of our board of advisors, is the father of Brett E. Marks, one of our founders and executive officers, and is a partner in an entity that performs real estate services for us. We incurred real estate commissions of $26,000 related to services provided by this entity during the fiscal year ended March 31, 2002. Harvey Marks also has been granted options to purchase 41,025 shares of Class A common stock at a weighted average exercise price of $6.83 per share.

John L. O'Hara, a member of our board of advisors, is the President of John O'Hara Contracting, Inc., which performs construction and other work at our IDCs. Mr. O'Hara has invested $50,000 in our five-year notes, and holds 5,000 five-year note attached warrants. This contractor has been paid $18,000 and $10,000 for the fiscal years ended March 31, 2003 and 2004, respectively. John O'Hara Contracting, Inc. also, owns 8,000 shares of Class A common stock, issued as partial consideration for work performed during the fiscal year ended March 31, 2001. In September 2003, Mr. O'Hara exercised the five-year warrants. In addition, in March 2004, Mr. O'Hara participated in the Exchange Offer and exchanged his 5 year notes and accrued interest totaling $51,000 for 14,264 shares of Class A common stock.

Edward H. Herbst, one of the members of our board of advisors, owns an architectural services firm that performs work at our IDCs. His firm was paid $3,000 and $1,000 for the fiscal years ended March 31, 2003 and March 31, 2004, respectively. In addition, Mr. Herbst holds options to purchase 600 shares of our Class A common stock.

In January 2003, the our board of directors approved the purchase of two separate ten-year, term life insurance policies on the life of A. Dale Mayo. Each policy carries a death benefit of $5 million, and we are the beneficiary of each policy. Under one of the policies, however, the proceeds will be used to repurchase, after reimbursement of all premiums paid by us some, or all of the shares of our capital stock held by Mr. Mayo's estate at the then-determined fair market value.

In connection with the Hollywood SW acquisition, we purchased all of the outstanding capital stock of Hollywood SW from its security holders, David Gajda and Robert Jackovich, on November 3, 2003. Messrs. Gajda and Jackovich have continued as executive officers of Hollywood SW under new employment agreements and have received an aggregate of 400,000 unregistered shares of our Class A common stock, less 40,444 unregistered shares of Class A common stock that were issued to certain optionees of Hollywood SW.

Hollywood SW and Hollywood Media Center, LLC, a limited liability company that is 95% owned by David Gajda, one of the sellers of Hollywood SW, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space. We have assumed Hollywood SW's obligations under this lease pursuant to the acquisition, including the monthly rental payments of $2,335. The lease is currently a month-to-month tenancy with the same monthly rent. Mr. Gajda is the President of Hollywood SW. On May 1, 2004 an additional 933 square feet were rented on a month-to-month basis for monthly additional rental payments of $1,000.

In connection with Russell J. Wintner's employment arrangement with AccessDM, we paid Mr. Wintner a finder's fee of $25,000 during the fiscal year ended March 2004, in connection with his efforts related to the Hollywood SW acquisition.

We entered into a consulting agreement with Kevin A. Booth, one of our co-founders and directors, following the termination of his employment with us as of July 5, 2003. Under the terms of the agreement, Mr. Booth agreed to provide consulting services to us in connection with the IPO and our acquisition of Hollywood SW, for which we paid him $10,000 per month (plus reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. We also paid Mr. Booth $20,000 in November 2003 in connection with the completion of the IPO. After September 30, 2003, we may, in our sole discretion, retain Mr. Booth's services for future projects on mutually agreed to terms. Mr. Booth has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, will remain in effect through July 4, 2004.

In connection with the Core acquisition, we purchased all of the outstanding capital stock of Core from its sole security holder, Erik Levitt, on January 9, 2004. Mr. Levitt continued as an executive officer of Core under a new employment agreement and as consideration for the sale of Core capital stock, received $250,000 and 100,000 unregistered shares of Class A common stock.

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we may earn on our invested cash. Because we currently do not have any variable rate debt, there is no risk associated with fluctuating interest expense. We do not plan to use any derivative financial instruments. We plan to help ensure the safety and preservation of invested principal funds by limiting default risks, market risk and investment risk. We plan to mitigate our default risk by investing generally in low-risk securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in SFAS No. 149. SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. EITF 00-21 requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity
(VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. The adoption of FIN No. 46 in February 2003 did not have a material impact on our financial position, cash flows or results of operations.

On December 17, 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in Staff Accounting Bulletin Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on our financial position, cash flows or results of operations.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Access Integrated Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Access Integrated Technologies, Inc. and its subsidiaries at March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
June 9, 2004

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                                                      March 31,
                                                                                                 ------------------
                                                                                                 2003          2004
                                                                                                 ----          ----
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................                         $956        $2,330
  Accounts receivable, net..............................................                           41           509
  Prepaid and other current assets......................................                          287           296
  Unbilled revenue......................................................                           43             8
                                                                                                -----         -----
Total current assets....................................................                        1,327         3,143
                                                                                                -----         -----

  Property and equipment, net...........................................                        5,133         5,865
  Intangible assets, net................................................                        2,309         4,200
  Capitalized software costs, net.......................................                           --         1,430
  Goodwill..............................................................                           --         5,378
  Deferred costs........................................................                          212            91
  Unbilled revenue, net of current portion..............................                          444           596
  Security deposits.....................................................                          469           472
                                                                                                -----         -----
Total assets............................................................                       $9,894       $21,175
                                                                                               ======       =======
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.................................                         $792        $1,371
  Current portion of notes payable......................................                        1,152           650
  Current portion of customer security deposits ........................                           --            38
  Current portion of capital leases.....................................                          261           115
  Current portion of deferred revenue...................................                           76           755
  Current portion of deferred rent expense..............................                          --              2
                                                                                                -----         -----
Total current liabilities...............................................                        2,281         2,931
                                                                                                -----         -----

  Notes payable, net of current portion.................................                        1,730         5,589
  Customer security deposits, net of current portion....................                          138           117
  Deferred revenue, net of current portion..............................                          287           271
  Capital leases, net of current portion................................                          252            35
  Deferred rent expense.................................................                          667           884
  Minority interest in subsidiary.......................................                           --            10
  Deferred tax liability................................................                           --         1,520
                                                                                                -----         -----
  Total liabilities.....................................................                        5,355        11,357
                                                                                                -----         -----
COMMITMENTS AND CONTINGENCIES (See Note 9)

Mandatorily redeemable convertible preferred stock
  Preferred stock with mandatory redemption - Series A, $0.001 par value,
    3,500,000 authorized; issued and outstanding, 2003 - 3,226,538 and 2004 - 0 shares            879            --
  Preferred stock with mandatory redemption - Series B, $0.001 par value,
    5,000,000 authorized; issued and outstanding, 2003 - 4,976,391 and 2004 - 0 shares          2,032            --
Redeemable Class A common stock, issued and outstanding, 2003 - 0 and
2004 - 53,534 shares, respectively                                                                 --           238

Stockholders' Equity:
 Class A common stock, $0.001 par value per share;
   40,000,000 shares authorized; shares issued and outstanding, 2003 - 2,015,770
   and 2004 - 7,281,730 shares, respectively                                                        2             7
 Class B common stock, $0.001 par value per share;
   15,000,000 shares authorized; shares issued and outstanding, 2003 and 2004
   1,005,811 shares                                                                                 1             1
 Additional paid-in capital.............................................                       11,530        24,271
 Deferred stock-based compensation                                                                (11)           --
 Accumulated deficit....................................................                       (9,894)      (14,699)
                                                                                             --------      --------
Total stockholders' equity..............................................                        1,628         9,580
                                                                                             --------      --------
Total Liabilities, Redeemable Stock and Stockholders' Equity............                       $9,894       $21,175
                                                                                               ======       =======

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)

                                                                         For the Fiscal Years Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            2003            2004
                                                                            ----            ----
Revenues
 Media services..................................................         $   --          $1,356
 Data centers....................................................          4,228           5,845
                                                                          ------           -----
       Total revenues                                                      4,228           7,201

Cost of revenues (exclusive of depreciation shown below)
   Media services................................................             --             152
   Data centers..................................................          3,101           3,515
                                                                          ------           -----
          Total costs of revenues                                          3,101           3,667

Gross profit.....................................................           1,127          3,534

Operating expenses
Selling, general and administrative (excludes non-
cash stock-based compensation of $99 in 2003 and
$15 in 2004).....................................................          2,305           3,277
Research and development.........................................             --              55
Non-cash stock-based compensation................................             99              15
Depreciation and amortization....................................          1,687           2,692
                                                                           -----           -----

Total operating expenses.........................................          4,091           6,039
                                                                           -----           -----

Loss from operations.............................................         (2,964)         (2,505)

Interest income..................................................             13               6
Interest expense.................................................           (364)           (542)
Loss on early extinguishment of debt.............................             --            (126)
Non-cash interest expense........................................           (282)         (1,823)
Minority interest in subsidiary..................................            --               25
Other income (expense), net......................................              8             (52)
                                                                          ------          ------

Net loss before income taxes.....................................         (3,589)         (5,017)

Income tax benefit...............................................           185              212
                                                                            ---              ---

Net loss.........................................................         (3,404)         (4,805)

Accretion related to redeemable convertible
Preferred stock..................................................           (628)         (1,588)
Accretion of preferred dividends.................................           (229)           (220)
                                                                            -----          -----

Net loss available to common stockholders........................        $(4,261)        $(6,613)
                                                                        ========         =======

Net loss available to common stockholders per common share:
Basic and diluted................................................         $(1.41)        $ (1.37)
                                                                        =========        =======

Weighted average number of common shares outstanding:
Basic and diluted................................................      3,027,865       4,826,776
                                                                       =========       =========

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)

                                                                          Class A           Class B
                                                                       Common Stock       Common Stock   Additional
                                                                       ------------       ------------    Paid-In
                                                                    Shares    Amount     Shares  Amount   Capital
                                                                    ------    ------     ------  ------  ----------
Balances as of March 31, 2002.................................   1,958,770      $2    1,067,811    $1     $11,277

  Issuance of common stock for cash...........................     20,000       --           --    --        125
  Exercise of warrants to purchase common stock...............      5,000       --           --    --         --
  Issuance of warrants to purchase common stock
  (attached to Series B preferred stock)......................         --       --           --    --        343
  Issuance of warrants to purchase common stock
  (attached to notes payable).................................         --       --           --    --        680
  Conversion of Class B common stock to Class A common stock..     62,000       --      (62,000)   --         --
  Cancellation of stock issued for goods and services.........    (30,000)      --           --    --       (300)
  Contribution of Class A common stock from founders..........    (60,000)      --           --    --        (48)
  Issuance of Class A common stock to employees...............     60,000       --           --    --         48
  Stock-based compensation....................................         --       --           --    --         51
  Forfeiture of non-employee stock options....................         --       --           --    --        (18)
  Amortization of stock-based compensation....................         --       --           --    --         --
  Accretion of preferred stock to redemption amount...........         --       --           --    --       (628)
  Net loss....................................................         --       --           --    --         --
                                                                ---------       --    ---------    --    -------
Balances as of March 31, 2003.................................  2,015,770       $2    1,005,811    $1    $11,530

  Issuance of common stock, net...............................  1,380,000        1           --    --      4,372
  Issuance of warrant to purchase common stock................         --       --           --    --        385
  Issuance of common stock in exchange for preferred stock
  and contingent warrants                                       2,207,976        2           --    --      4,498
  Issuance of warrants to purchase common stock (attached to
  notes payable)..............................................         --       --           --    --        615
  Issuance of common stock for the purchase of Hollywood
  Software, Inc...............................................    400,000       --           --    --      1,380
  Issuance of common stock for the purchase of Core Technology
  Services, Inc...............................................    100,000       --           --    --        345
  Issuance of common stock upon completion of notes exchange..    707,477        1           --    --      2,566
  Issuance of common stock for goods and services.............      9,700       --           --    --          7
  Exercise of warrants to purchase common stock (attached to
  notes payable)..............................................    460,807        1           --    --         22
  Amortization of stock-based compensation....................         --       --           --    --         --
  Accretion of preferred stock to redemption amount...........         --       --           --    --     (1,588)
  Gain on sale of stock by subsidiary.........................         --       --           --    --        139
  Net loss....................................................         --       --           --    --         --
                                                                ---------       --    ---------    --    -------
Balances as of March 31, 2004.................................  7,281,730       $7    1,005,811    $1    $24,271
                                                                =========       ==    =========    ==    =======

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (continued)
                      (In thousands, except for share data)

                                                                       Deferred Stock-                  Total
                                                                          Based          Accumulated Stockholders'
                                                                       Compensation         Deficit     Equity
                                                                       ---------------   ----------- -------------

Balances as of March 31, 2002..................................              (77)          (6,490)      4,713

  Issuance of common stock for cash............................               --               --         125
  Exercise of warrants to purchase common stock................               --               --          --
  Issuance of warrants to purchase common stock
  (attached to Series B preferred stock).......................               --               --         343
  Issuance of warrants to purchase common stock
  (attached to notes payable)..................................               --               --         680
  Conversion of Class B common stock to Class A common stock...               --               --          --
  Cancellation of stock issued for goods and services..........               --               --        (300)
  Contribution of Class A common stock from founders...........               --               --         (48)
  Issuance of Class A common stock to employees................               --               --          48
  Stock-based compensation.....................................               (3)              --          48
  Forfeiture of non-employee stock options.....................               18               --          --
  Amortization of stock-based compensation.....................               51               --          51
  Accretion of preferred stock to redemption amount............               --               --        (628)
  Net loss.....................................................               --           (3,404)     (3,404)
                                                                           -----          -------     -------

Balances as of March 31, 2003..................................            $ (11)        $ (9,894)     $1,628

  Issuance of common stock, net ...............................               --               --       4,373
  Issuance of warrant to purchase common stock.................               --               --         385
  Issuance of common stock in exchange for preferred stock and
  contingent warrants..........................................               --               --       4,500
  Issuance of warrants to purchase common stock (attached to
  notes payable)...............................................               --               --         615
  Issuance of common stock for the purchase of Hollywood
  Software, Inc................................................               --               --       1,380
  Issuance of common stock for the purchase of Core Technology
  Services, Inc................................................               --               --         345
  Issuance of common stock upon completion of notes exchange...               --               --       2,567
  Issuance of common stock for goods and services..............               (4)              --           3
  Exercise of warrants to purchase common stock (attached to
  notes payable)...............................................               --               --          23
  Amortization of stock-based compensation.....................               15               --          15
  Accretion of preferred stock to redemption amount............               --               --      (1,588)
  Gain on sale of stock by subsidiary..........................               --               --         139
  Net loss.....................................................               --           (4,805)     (4,805)
                                                                           -----         --------      ------

Balances as of March 31, 2004..................................              $--         $(14,699)     $9,580
                                                                             ===         ========      ======

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For the Fiscal Years Ended
                                                                           --------------------------
                                                                                   March 31,
                                                                                   ---------
                                                                               2003         2004
                                                                               ----         ----
Cash flows from operating activities
Net loss................................................................    $(3,404)     $(4,805)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization...........................................      1,687        2,692
Amortization of software development costs..............................         --          118
Non-cash stock-based compensation.......................................         99           15
Non-cash interest expense...............................................        282        1,823
Minority Interest.......................................................         --          (25)
Loss on early extinguishment of debt....................................         --          126
Changes in operating assets and liabilities:
Accounts receivable.....................................................         88         (283)
Prepaid and other current assets........................................        (76)           4
Other assets............................................................       (342)         (24)
Accounts payable and accrued expenses...................................        257          292
Deferred revenue........................................................        354          237
Other liabilities.......................................................        295          151
                                                                                ---          ---

Net cash (used in) provided by operating activities.....................       (760)         321
                                                                              -----          ---

Cash flows from investing activities:
Purchases of property and equipment.....................................       (327)        (279)
Purchases of intangible assets..........................................         --          (50)
Additions to capitalized software costs.................................         --         (198)
Acquisition of Hollywood software, net of cash acquired.................         --       (2,387)
Acquisition of Core Technology Services.................................         --         (275)
Acquisition of Boeing Digital Cinema assets.............................         --         (405)
Settlement of Bridgepoint obligation....................................       (200)          --
Settlement of Tower obligation..........................................       (750)          --
Increase (decrease) in restricted cash..................................        951           --
Acquisition of data centers.............................................     (2,309)          --
                                                                            -------         ----

Net cash (used in) investing activities.................................     (2,635)      (3,594)
                                                                            -------       ------

Cash flows from financing activities:
Net proceeds from issuance of preferred stock...........................      2,375           --
Net proceeds from issuance of notes payable and warrants................      1,360        1,230
Repayment of notes payable..............................................       (333)      (1,000)
Principal payments on capital leases....................................       (177)        (363)
Proceeds from issuance of common stock..................................        125        4,780
                                                                                ---        -----

Net cash provided by financing activities...............................      3,350        4,647
                                                                              -----        -----

Net (decrease) increase in cash and cash equivalents....................        (45)       1,374
Cash and cash equivalents at beginning of year..........................      1,001          956
                                                                              -----          ---

Cash and cash equivalents at end of year................................       $956       $2,330
                                                                               ====       ======

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media Inc. ("AccessDM") a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003 (see Note 7). Core Technology Services, Inc. ("Core") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004 (see Note 7). AccessIT, AccessDM, Hollywood SW and Core are referred to herein collectively as the "Company." AccessIT designs, builds, and operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the Internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASP"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. AccessDM was formed to utilize AccessIT's existing infrastructure to store and distribute digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Core is a managed service provider of information technologies; its primary offering is to provide managed network services through their global network command center.

BASIS OF PRESENTATION

For the fiscal years ended March 31, 2003 and 2004, the Company has been financed primarily through equity and debt financing, including the completion of its initial public offering in November 2003 (the "IPO") that generated net cash receipts of $1,067 and, most recently, the June 2004 completion of a $4,870 private placement of Class A Common Stock (the "Private Placement"). However, the Company has incurred substantial losses since inception. For the fiscal years ended March 31, 2003 and 2004, the Company incurred net losses of $3,404 and $4,805 respectively, and negative and positive cash flows from operating activities of ($760) and $321, respectively. In addition, the Company has an accumulated deficit of $14,699 as of March 31, 2004. Furthermore, the Company has debt service requirements of $1,104 for the twelve months beginning in March 2004, of which $879 of principal and interest payments are due by December 31, 2004. Management expects that the Company will continue to generate operating losses for the foreseeable future due to the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at March 31, 2004, the Private Placement and expected cash flows from operations, management believes that the Company has the ability to meet its obligations for the foreseeable future. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AccessIT, Hollywood SW, Core and AccessDM. All intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash and cash equivalents are mitigated by the Company's investment policy, which limits the Company's investing of excess cash and cash equivalents to only money market mutual funds.

The Company places its cash with high credit quality financial institutions. These balances, as reflected in the financial institution's records, are insured in the U.S. by the Federal Deposit Insurance Corporation for up to $100. As of March 31, 2004, uninsured cash balances in the U.S. aggregated $2,132 with two financial institutions.

The Company's customer base is primarily composed of businesses throughout the United States. For the fiscal year ended March 31, 2003, four customers accounted for 21%, 17%, 11% and 10% of revenues, respectively, and as of March 31, 2003 four customers accounted for 16%, 13%, 12% and 10% of accounts receivable, respectively. For the fiscal year ended March 31, 2004, three customers accounted for 27%, 12% and 10% of revenues, respectively, and as of March 31, 2004 four customers accounted for 17%, 15%, 12% and 12% of accounts receivable, respectively. No other single customer accounted for greater than 10% of accounts receivable or revenues during the years ended March 31, 2003 and 2004. As of March 31, 2003 and 2004, the Company had established bad debt reserves of $12 and $64, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment                                       3-5 years
Machinery and equipment                                  3-6 years
Furniture and fixtures                                   3-6 years

Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, betterments and additions are capitalized. Included in property and equipment as of March 31, 2003 and 2004 was $100 of construction services for which the Company issued Common Stock as consideration (See Note 11).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value. The carrying value of the Company's Series A and Series B mandatorily redeemable convertible Preferred Stock was recorded below its liquidation value at March 31, 2003 (See Note 5). The fair value of the Company's outstanding preferred securities at March 31, 2003 was not readily determinable since there was no market for such securities.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of, including those in discontinued operations. The Company reviews the recoverability of its long- lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

INTANGIBLE ASSETS

The Company has adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows. Intangible assets of the Company as of March 31, 2003 consist of customer contracts determined to be a finite-lived intangible asset and is being amortized over its useful life, which is estimated to be three years. In addition, during the fiscal year ended March 31, 2004, the Company acquired intangible assets related to customer contracts, trade names, trademarks and covenants not to compete. These were determined to be finite-lived intangibles assets and are being amortized over their useful lives ranging from 2 to 10 years. In addition the Company recorded goodwill in connection with the acquisitions of Hollywood SW and Core.

REVENUE RECOGNITION

Revenues in the Data centers segment consist of license fees for colocation, riser access charges, electric and cross connect fees, and non-recurring installation and consulting fees. Revenues from colocation, riser access charges, electric and cross connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," are recognized ratably over the term of the contract, generally two to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue. Amounts satisfying the above revenue recognition criteria prior to billing are classified as unbilled revenue.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

Revenues in the Media Services segment consist of software and related revenues, generated by Hollywood SW. Software revenues are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104 "Revenue Recognition." The Company's software revenues are generated from the following primary sources: (1) software licensing, including customer licenses and ASP agreements, (2) software maintenance contracts, and (3) professional consulting services, which includes systems implementation, training, custom software development services and other professional services.

Software licensing revenue is recognized when the following criteria are met:
(a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. Significant upfront fees are received in addition to periodic amounts upon achievement of contractual events for licensing of the Company's products. Such amounts are deferred until the revenue recognition criteria have been met, which typically occurs after delivery and acceptance.

For arrangements with multiple elements (e.g. delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company is not able to determine fair value of each element and the services are essential to the functionality of the software, percentage-of-completion accounting is followed to recognize revenue.

Customers not wishing to license and operate the software themselves may use the software through an ASP arrangement, in which the Company hosts the application and provides customer access via the internet. Annual minimum ASP service fees are recognized ratably over the contract term. Overage revenues for usage in excess of stated minimums are recognized monthly.

Maintenance services and website subscription fees are recognized ratably over the contract term. Professional consulting services, sales of third party products and resale hardware revenues are recognized as services are provided. Software development revenues are recognized when delivery has occurred and no significant obligations remain.

Deferred revenue is recorded in cases of (1) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the Consolidated Balance Sheet and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

CAPITALIZED SOFTWARE COSTS

The Company accounts for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs that are incurred subsequent to establishing technological feasibility and until the product is released, are capitalized. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the fiscal year ended March 31, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the fiscal year ended March 31, 2004 amounted to $118.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon the differences arising from the carrying amounts of the Company's assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted. A valuation allowance is established when it is determined that it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company has a tax net operating loss ("NOL"). A full valuation allowance has been applied against this NOL and its other deferred tax assets.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of Common Stock have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to Common Stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company has incurred a net loss for the fiscal years ending March 31, 2003 and 2004; therefore, the impact of dilutive potential common shares has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), convertible notes and redeemable convertible Preferred Stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                            2003        2004
                                                            ----        ----

Stock options........................................     306,397     520,564
1-Year Notes Warrants................................      25,305          --
5-Year Notes Warrants................................     312,500          --
2001 Warrants........................................     430,205          --
Contingent Warrants A-C..............................     680,092          --
Underwriters warrants................................          --     120,000
Mandatorily redeemable convertible preferred stock...   8,202,929          --
Shares issuable related to convertible notes.........          --     308,225

ISSUANCE OF STOCK BY SUBSIDIARIES

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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 6. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net loss and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation for the fiscal years ended March 31, 2003 and 2004:

                                                                                  2003            2004
                                                                                  ----            ----

Net loss as reported........................................................    $(3,404)     $(4,805)
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related
income tax benefits.........................................................       (524)        (489)
                                                                                   -----        -----

Pro forma net loss..........................................................    $(3,928)     $(5,294)
                                                                                ========     ========

Basic and diluted net loss available to common
stockholders per share
As reported.................................................................     $(1.41)      $(1.37)
Pro forma...................................................................     $(1.58)      $(1.47)

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                                                  2003          2004
                                                                                  ----          ----
Expected life (years).......................................................         10           10
Expected volatility.........................................................        110%         110%
Expected dividend yield.....................................................          0%           0%
Weighted average risk-free interest rate....................................       4.28%        4.32%
Weighted average fair value per share of employee options
granted during the year.....................................................      $1.05        $3.93


RESEARCH AND DEVELOPMENT

AccessIT recorded expenses of $0 and $55 for the fiscal years ended March 31, 2003 and 2004. The increase is attributable to research and development efforts at Hollywood SW, which the Company acquired in November 2003.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

ADVERTISING COSTS

The Company has incurred advertising costs of $6 and $19, respectively, during the fiscal years ended March 31, 2003 and 2004. Advertising costs are expensed as incurred.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates related to revenue recognition, capitalization of software, amortization of intangible assets and depreciation of fixed assets. Actual results could differ from those estimates.

RISK AND UNCERTAINTIES

The Company is subject of all of the risks inherent in an early stage business in the collocation, managed storage, and software development industry. These risks include, but are not limited to, limited operating history, limited senior management resources, rapidly changing technology business environments, the need for substantial cash investments to fund its operations, reliance on third parties, the competitive nature of the industry, development and maintenance of efficient information technologies, and uncertainty regarding the protection of proprietary intellectual properties.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in SFAS No. 149. SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not materially impact the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not materially impact the Company's financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. EITF 00-21 requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, cash flows or results of operations.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity
(VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. The adoption of FIN No. 46 in February 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in Staff Accounting Bulletin Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on the Company's financial position, cash flows or results of operations.

NOTE 3. CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of March 31, 2003 and 2004:

                                                              2003     2004
                                                              ----     ----

Bank balances..............................................   $375   $1,248
Money market fund..........................................    581    1,082
                                                               ---    -----
Total cash and cash equivalents............................   $956   $2,330
                                                              ====   ======

As of March 31, 2003 and 2004, cost approximated market value of cash and cash equivalents.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2003 and 2004:

                                                              2003      2004
                                                              ----      ----

Insurance..................................................    $34      $81
Deposits...................................................    107       11
Deferred costs, current....................................     91       97
Other......................................................     55      107
                                                                --      ---
                                                              $287     $296
                                                              ====     ====

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following as of March 31, 2003 and 2004:

                                                                2003     2004
                                                                ----     ----

Leasehold improvements.....................................   $3,888   $3,911
Computer equipment and software............................    2,651    2,945
Machinery and equipment....................................      621    2,591
Furniture and fixtures.....................................      285      306
Other......................................................       26       --
                                                                  --       --
                                                             -------  -------
                                                               7,471    9,753
Less - Accumulated depreciation............................  (2,338)  (3,888)
                                                             -------  -------
Total property and equipment, net..........................   $5,133   $5,865
                                                              ======   ======

Leasehold improvements consist primarily of costs incurred in the construction of the Company's Jersey City, New Jersey and Brooklyn, New York IDCs, and from the Bridgepoint and ColoSolutions acquisitions. Included in leasehold improvements as of March 31, 2003 and 2004 was $100 of construction services for which the Company issued Common Stock as consideration. Computer equipment and software consists primarily of costs incurred for equipment and related software used in the Company's Managed Storage Services business, and from the Hollywood SW, Core and Boeing Digital Cinema ("Boeing Digital") acquisitions (See Note 7).

INTANGIBLE ASSETS, NET

Intangible assets, net was comprised of the following as of March 31, 2003 and 2004:

                                                              2003         2004
                                                              ----         ----

Trademarks...............................................    $  --          $45
Corporate trade names....................................       --          150
Customer contracts.......................................    2,705        3,691
Covenants not to compete.................................       --        1,852
                                                             -----        -----
                                                             2,705        5,738
Less - accumulated amortization..........................     (396)      (1,538)
                                                             -----        -----

Total intangible assets, net.............................   $2,309       $4,200
                                                            ======       ======

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net was comprised of the following as of March 31, 2003 and 2004:

                                                               2003      2004
                                                               ----      ----
Capitalized software....................................        $--    $1,548
                                                               ----    ------
Less - accumulated amortization.........................         --     (118)
                                                               ----    ------
Total capitalized software costs, net...................        $--    $1,430
                                                               ====    ======

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2003 and 2004:

                                                               2003        2004
                                                               ----        ----

Accounts payable............................................  $430        $541
Accrued compensation and benefits...........................   134         178
Accrued taxes payable.......................................    --         162
Interest payable............................................    70          97
Other.......................................................   158         393
                                                               ---         ---
Total accounts payable and accrued expenses.................  $792      $1,371
                                                              ====      ======

NOTE 4. NOTES PAYABLE

During the period from December 2001 through February 2002, the Company raised $1,345 from the issuance of 1-year subordinated promissory notes (the "1-Year Notes") with detachable warrants to several investors. Of these amounts, $333 of the notes payable were issued to two of the Company's founders, who also received warrants to purchase Common Stock (see Note 11). The 1-Year Notes have an initial term of one year from the respective dates of issuance and bear interest at an initial rate of 8% per annum. The full amount of principal and interest are due at the maturity date. The Company may prepay the 1-Year Notes at any time. As of March 31, 2002, the Company had repaid $1,012 of the 1-Year Notes, plus accrued interest of $15. In April 2003, the Company repaid the remaining $333 of the 1-Year Notes, plus accrued interest of $17.

In February 2002, the Company commenced an offering of 5-year subordinated promissory notes (the "5-Year Notes") with detachable warrants. During the fiscal years ended March 31, 2003 and 2004, the Company raised $1,360 and $1,230, respectively, from the issuance of 5-Year Notes to several investors. Through March 31, 2004, the Company had raised a total of $4,405 from the issuance of 5-Year Notes, including $375 from two of the Company's founders, who also received warrants to purchase Common Stock (see Note 11). The 5-Year Notes were issued primarily to repay the 1-Year Notes and to fund the Company's working capital needs. The 5-Year Notes bear interest at 8% per annum with repayment terms as follows: (1) for a period of two years after the issuance date, interest-only payments are to be paid quarterly in arrears and (2) for the remaining three years until the final maturity date, the Company shall pay (a) quarterly payments of principal in equal installments and (b) quarterly payments of interest on the remaining unpaid principal amount of the 5-Year Notes. The Company may prepay the 5-Year Notes at any time, and as described below, in March 2004 the Company exchanged certain of the 5-Year Notes for Class A Common Stock and new convertible notes.

Concurrent with the issuance of the 1-Year Notes and the 5-Year Notes, the Company issued 25,305 1-Year Notes warrants and 440,500 5-Year Notes warrants (see Note 6).

In November 2002, the Company issued a 9%, one year note payable for $1,000 as part of the purchase price for six data centers acquired from ColoSolutions, Inc. (the "ColoSolutions Note") (see Note 7). On November 26, 2003 the ColoSolutions Note was repaid. The amount repaid of $1,009 represents the principal of $1,000, interest of $22, less agreed upon deductions of $13 for certain expense reimbursements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In November 2003, the Company issued two notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Note") (see Note 7). The HS Note bears interest at 8% per annum and is repayable in 20 equal quarterly installments of principal and interest totaling $183 beginning on March 31, 2004, which may be prepaid at any time.

In February 2004, the Company sent a notice to the holders of the 5-Year Notes and the HS Notes, offering to exchange (the "Exchange Offer") the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered shares of the Company's Class A Common Stock at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), convertible into shares of the Company's Class A Common Stock at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered shares of its Class A Common Stock. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of March 31, 2004, convertible into a maximum of 308,225 shares of its Class A Common Stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Company's Class A Common Stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes, and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer.

The Convertible Notes have terms as follows: (1) an interest rate of 6.0% per annum, payable quarterly beginning in March 2004, (2) principal repayments beginning two years after the date that the respective 5-Year Notes were scheduled to begin principal repayments, and (3) principal repayments of 5% of the Convertible Notes amount in equal quarterly installments for eleven quarters, with a balloon payment of all remaining principal and interest in the twelfth quarter.

The 5-Year Notes exchanged pursuant to the Share Option were accounted for in accordance with Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt". Accordingly, the difference between the fair value of the Class A Common Stock issued and the net carrying amount of the 5-Year Notes was recorded in the Consolidated Income Statement. The fair value of the Class A Common Stock exchanged was determined by an independent appraiser to be $2,568 and the net carrying amount of the 5-Year Notes was $2,501, net of unamortized debt issuance costs of $25. Additionally, the Company incurred $59 of costs in connection with the Share Option, resulting in a loss upon debt extinguishment totaling $126.

The 5-Year Notes exchanged pursuant to the Note Option were accounted for in accordance with Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". It has been determined that there was not a significant change in the fair value of the cash flows of the Convertible Notes. Accordingly, the Convertible Notes have been reflected in the Consolidated Balance Sheet at the current face amount of $1,736 and a new effective interest rate has been calculated.

In March 2004, in connection with the acquisition of assets of Boeing Digital, the Company issued a non-interest bearing note payable for $1,800. The estimated fair value of this note has been determined to be $1,367 and is included in notes payable on the consolidated balance sheet.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

On October 8, 2001, the Company authorized the issuance of 3,226,538 shares of the Series A 8% Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at approximately $0.62 per share, resulting in gross proceeds of $2,000, before considering expenses of $203. Concurrent with this issuance, the Company issued warrants to purchase up to 430,205 shares of Class A Common Stock (the "2001 Warrant"). On November 27, 2002, the Company authorized the issuance of 4,976,391 shares of the Series B 8% Cumulative Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") to the existing Series A Preferred Stock holder at approximately $0.50 per share, resulting in gross proceeds of $2,500, before considering expenses of $125. Concurrent with this issuance, the Company issued 381,909, 144,663 and 100,401 warrants to purchase Class A Common Stock ("Contingent Warrant A", "Contingent Warrant B" and "Contingent Warrant C", respectively). The issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $1,078, calculated in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The beneficial conversion feature was reflected as an issuance cost and therefore was reflected as a charge against the Series A Preferred Stock and an increase to additional paid-in capital.

As of March 31, 2003, the carrying value of the Company's Series A Preferred Stock was below its liquidation value, as the Company incurred aggregate costs of $2,000 related to the issuance of the Preferred Stock, of which $203 represents cash payments, $719 represents the estimated fair value of the 2001 Warrants issued as consideration for the issuance of the Company's Series A Preferred Stock and $1,078 is the beneficial conversion feature. As of March 31, 2003, the Company's carrying value of the Series B Preferred Stock was below its liquidation value, as the Company incurred aggregate costs of $468 related to the issuance of the Preferred Stock, of which $125 represents cash payments, and $343 represents the estimated fair value of Contingent Warrant A and Contingent Warrant B, issued as consideration for the issuance of the Company's Series B Preferred Stock.

The Series A Preferred Stock and Series B Preferred Stock was redeemable at the election of each of the holders of the then-outstanding shares of Series A Preferred Stock and Series B Preferred Stock at any time on or after the fifth anniversary of the original issuance date of the Series A Preferred Stock if certain liquidity events shall not have occurred by then, at a redemption price equal to the greater of the (1) Company's gross revenue from all sources or (2) five times the Company's combined earnings from its data center operations, before deduction for certain defined expenses, for the twelve months immediately preceding the month of exercise of the redemption rights, in each case divided by the number of fully-diluted, as converted shares of Common Stock outstanding. The Company has the option of first redeeming only 25% of the redeemed Series A Preferred Stock and Series B Preferred Stock, with the remainder then to be redeemed in 3 annual installments. However, in the event that the Company completes a qualifying underwritten public offering of its Common Stock, the Company can terminate the Series A and Series B Preferred Stock redemption rights and instead issue new warrants with an exercise price of $0.05 equal to 10% of the number of shares of Common Stock into which the Series A and Series B Preferred Stock may be converted, respectively. Total accretion for the Series A Preferred Stock to its estimated redemption value was $628 and $1,121 during the fiscal years ended March 31, 2003 and 2004, respectively, of which $412 and $990 related to the accretion to the estimated redemption amount, respectively, and $216 and $131 related to the accretion of the beneficial conversion feature, respectively. Accretion for the Series B Preferred Stock to its redemption value was $468 for the fiscal year ended March 31, 2004. There was no accretion recorded for the Series B Preferred Stock for the fiscal year ended March 31, 2003, as the estimated redemption amount was below the original carrying amount of the Series B Preferred Stock.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock: (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 shares of Class A Common Stock; (3) exercise Contingent Warrant B to purchase 143,216 shares of Class A Common Stock on a cashless-exercise basis; and (4) accept shares of Class A Common Stock at a price per share of $5.00 pursuant to the Company's November 2003 IPO, as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 shares of Class A Common Stock as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. The Company recorded remaining accretion on the Series A Preferred Stock and Series B Preferred Stock of $523 and $468, respectively, related to the Exchange Agreement, which is included in the above amounts. As of March 31, 2004, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 6. STOCKHOLDERS' EQUITY

CAPITAL STOCK

As of March 31, 2004, the Company is authorized to issue 95,000,000 shares of capital stock of which 80,000,000 shares have been designated as Common Stock, par value $0.001 per share, and 15,000,000 shares have been designated as Preferred Stock, par value $0.001 per share. Of the Company's authorized Common Stock, 40,000,000 shares are designated as Class A Common Stock and 15,000,000 shares are designated as Class B Common Stock. Each share of Class B Common Stock has voting rights equal to 10 votes to 1 vote per share for each share of the Class A Common Stock. Each share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, at the option of the stockholder.

In April 2000, two founders of the Company purchased 1,861,500 shares of Common Stock, of which 620,500 were shares of Class A Common Stock and 1,241,000 were shares of Class B Common Stock. During the fiscal year ended March 31, 2001, one of the Company's founders converted 19,856 shares of Class B Common Stock into Class A Common Stock. In April 2000, two founders of the Company each received a grant of 100,000 shares of Class A Common Stock in connection with the execution of certain agreements. Additionally, each of these two founders purchased 300,000 shares of Class A Common Stock at par value. The Company recorded stock-based compensation expense of approximately $129 for these share issuances for the fiscal year ended March 31, 2001. For the fiscal year ended, 2003, one of the Company's founders converted 62,000 shares of Class B Common Stock into Class A Common Stock.

In October 2001, in connection with the sale of Series A Preferred Stock to an outside investor, the founders of the Company forfeited an aggregate of 246,667 shares of Class A Common Stock and 153,333 shares of Class B Common Stock to the Company. No consideration was paid by the Company for the return of these shares.

During the year ended March 31, 2003, 20,000 shares of Class A Common Stock was sold to one investor, one investor exercised 5-Year Notes Warrants to purchase 5,000 shares of Class A Common Stock (see Note 6), and 30,000 shares of Class A Common Stock, previously issued to a vendor in exchange for construction services, were returned to the Company under a settlement agreement (see Note
9).

In December 2002, the Company's founders contributed 60,000 shares of Class A Common Stock back to the Company, and those shares were simultaneously granted to certain employees of the Company at the then estimated fair value of the Common Stock. The Company recorded stock-based compensation expense of $48 for these share grants. In addition, the Company also agreed to pay the employees' tax on these grants, and recorded an additional $19 to selling, general and administrative expense for the estimated tax impact.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In August and September 2003, several holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 420,688 shares of Class A Common Stock by paying $21, and in October 2003 the remaining holders of 1-Year Notes and 5-Year Notes exercised warrants to purchase 40,119 shares of Class A Common Stock by paying $2.

In July 2003, in connection with the IPO, the Company's Board of Directors approved a reverse stock split, subject to the completion of the IPO, to issue one share of Common Stock in exchange for each five shares of Common Stock held by its stockholders of record (the "1-5 Reverse Split"). The stockholders of the Company approved this reverse stock split effective as of September 18, 2003. The IPO was completed on November 14, 2003. The accompanying consolidated financial statements have been adjusted retroactively to reflect the reverse split of all outstanding Common Stock.

On November 3, 2003, the Company issued 400,000 unregistered shares of Class A Common Stock to the shareholders of Hollywood SW, in connection with the acquisition of Hollywood SW.

On November 10, 2003, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 14, 2003, the Company issued 1,380,000 shares of its Class A Common Stock, 180,000 of which shares were issued in connection with the lead underwriter's exercise of its over-allotment option, at the IPO price of $5.00. The Company's stock is listed on the American Stock Exchange under the symbol "AIX". The net proceeds from the IPO, after deducting all offering expenses, including underwriting discounts and commissions, the cash portion of the purchase price of Hollywood SW, and the repayment of a note payable, was approximately $1,067.

In connection with the Exchange Agreement, on November 14, 2003 the Company issued a total of 2,207,976 shares of Class A Common Stock to the holder of the Series A Preferred Stock, Series B Preferred Stock and related contingent warrants.

On November 14, 2003, the Company issued 8,700 shares of Class A Common Stock to an information technology consulting firm, pursuant to a software development agreement with AccessDM.

On January 9, 2004, the Company issued 100,000 unregistered shares of Class A Common Stock to the sole shareholder of Core, in connection with the acquisition of Core.

In February 2004, the Company issued 1,000 shares of Class A Common Stock to a consultant in exchange for assistance with IPO related matters.

On March 24, 2004, the Company issued 707,477 unregistered shares of Class A Common Stock to several investors, in connection with the consummation of the Exchange Offer. Additionally as of March 31, 2004, a maximum of 308,225 shares of Class A Common Stock are issuable upon conversion of the Convertible Notes.

On March 29, 2004, the Company issued 53,534 unregistered shares of Class A Common Stock to The Boeing Company ("Boeing"), in connection with the acquisition of substantially all the assets of Boeing Digital.

STOCK OPTION PLAN

In June 2000, the Company adopted the 2000 Stock Option Plan, as amended (the "Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the Plan is to enable the Company to attract, retain and motivate employees, directors, advisors and consultants. The Company initially reserved a total of 400,000 shares of the Company's Class A Common Stock for issuance upon the exercise of options granted in accordance with the Plan. In September 2003, the amount of stock options available for grant under the Plan was increased to 600,000. Options granted under the Plan expire 10 years following the date of grant (5 years for stockholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the Plan vest generally over three-year periods. The Plan is administered by the Company's Board of Directors.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The Plan provides for the granting of incentive stock options at not less than 100% of the fair value of the underlying stock at the grant date. Option grants under the Plan are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee. Options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the trading value of the stock on the date of grant as determined by the Company's Board of Directors. The exercise price and vesting period of nonstatutory options is at the discretion of the Company's Board of Directors. Upon a change of control, all shares granted under the Plan shall immediately vest.

The following table summarizes the activity of the Plan:
                                           Options Outstanding
                                           -------------------        Weighted-
                                            Shares                     Average
                                           Available                   Exercise
                                             For         Number of    Price Per
                                            Grant          Shares       Share
                                           ---------     ---------    ---------
Balances, March 31, 2002................    157,043       242,957       $8.10
     Options granted....................    (78,000)       78,000       $4.10
     Options forfeited..................     14,560       (14,560)     $11.85
                                             ------      --------      ------
Balances, March 31, 2003................     93,603       306,397       $6.90
                                             ------       -------       -----
  Increase in authorized options........    200,000            --          --
     Options granted....................   (214,167)      214,167       $5.01
                                           --------       -------       -----
Balances, March 31, 2004................     79,436       520,564       $6.12
                                             ======       =======       =====

The following table summarizes information about stock options outstanding as of March 31, 2004:

                             Options Outstanding           Options Exercisable
                             -------------------           -------------------
                               Weighted-
                                Average       Weighted-   Number      Weighted-
                     Number    Remaining       Average       of       Average
                       of      Contractual     Exercise    Shares     Exercise
Exercise Prices      Shares       Life          Price    Exercisable    Price
---------------      ------       ----          -----    -----------    -----
  $2.50                50,000      8.72          $2.50      16,667      $2.50
  $5.00               272,564      8.93          $5.00      64,064      $5.00
  $5.05                25,000      9.71          $5.05          --      $5.05
  $7.50               118,400      6.64          $7.50     103,733      $7.50
 $12.50                54,600      6.58         $12.50      18,200     $12.50
                       ------      ----         ------      ------     ------

                      520,564      7.71          $6.12     202,664      $6.75
                      =======      ====          =====     =======      =====

In May 2003, AccessDM adopted the 2003 Stock Option Plan (the "AccessDM Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the AccessDM Plan is to enable AccessDM to attract, retain and motivate employees, directors, advisors and consultants. AccessDM reserved a total of 2,000,000 shares of AccessDM's Common Stock for issuance upon the exercise of options granted in accordance with the AccessDM Plan. During the fiscal year ended March 31, 2004, AccessDM granted stock options to purchase 1,000,000 shares of its Common Stock to employees of AccessDM. Options granted under the AccessDM Plan expire 10 years following the date of grant (5 years for stockholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the AccessDM Plan vest generally over three-year periods. The AccessDM Plan is administered by AccessDM's Board of Directors.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The AccessDM Plan provides for the granting of incentive stock options at not less than 100% of the fair value of the underlying stock at the grant date. Option grants under the AccessDM Plan are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee. As of March 31, 2004, none of such stock options are vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the trading value of the stock on the date of grant as determined by the AccessDM's Board of Directors. The exercise price of such options range from $0.20 to $0.25 and have a weighted average remaining contractual life of 9.41 years.

NON-EMPLOYEE STOCK-BASED COMPENSATION

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recorded deferred stock-based compensation of $3 and $4 for the fiscal years ended March 31, 2003 and 2004, respectively. The Company has amortized $51 and $15 for the fiscal years ended March 31, 2003 and 2004, respectively, to stock-based compensation expense on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans-an Interpretation of APB Opinions No. 15 and 25."

The Company's calculations for non-employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                      For the Fiscal Years Ended
                                                      --------------------------
                                                               March 31,
                                                              ----------
                                                            2003       2004
                                                            ----       ----
Dividend yield...........................................     0%         0%
Expected volatility......................................   110%       110%
Risk-free interest rate..................................  6.08%      5.91%
Expected life (in years).................................     10         10

WARRANTS

In connection with the sale of the shares of Series A Preferred Stock, in October 2001 the Company issued the 2001 Warrants to purchase up to 430,205 shares of the Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. These warrants are exercisable during the period commencing on the earlier of (1) October 1, 2006,
(2) a change of control or other liquidity event of the Company, or (3) 120 days following the Company's listing on any major U.S. stock exchange and ending on November 1, 2011. If the fair value of the Company's Common Stock exceeds certain target prices at certain dates between the issuance date and October 26, 2011, the 2001 Warrants will terminate in their entirety.

Additionally, if the holders of shares of Series A Preferred Stock exercise their redemption rights, they may also require the Company to redeem the 2001 Warrants (the "Warrant Put Rights") using the same formula described herein for the redemption of the Series A Preferred Stock. However, in the event that the Company plans to undertake an underwritten public offering of its Common Stock, the Company can terminate the Warrant Put Rights and instead issue a new warrant equal to 10% of the warrant shares. Management has determined that the value of these put rights is immaterial. The value of the warrants was ascribed an estimated fair value of $719 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series A Preferred Stock.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In connection with the issuance of the Series B Preferred Stock during the fiscal year ended March 31, 2003, the Company issued Contingent Warrant A to purchase an aggregate of 381,909 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. In the event that any portion of the 2001 Warrant is exercised, then Contingent Warrant A will be increased by 8.955% of the number of shares of Class A Common Stock so issued pursuant to the 2001 Warrant exercise, up to a maximum of 38,526 additional shares. Contingent Warrant A is exercisable during the period commencing on the earlier of (1) November 27, 2007, or (2) a change of control or other liquidity event of the Company, and ending on November 27, 2012. If the fair value of the Company's Common Stock exceeds certain target prices at certain dates between the issuance date and November 26, 2012, Contingent Warrant A will terminate in its entirety. Additionally, if the holders of shares of Series B Preferred Stock exercise their redemption rights, they may also require the Company to redeem Contingent Warrant A (the "Contingent Warrant A Put Rights") using the same formula described herein for the redemption of the Series B Preferred Stock. However, in the event that the Company completes an underwritten public offering of its Common Stock, the Company can terminate the Contingent Warrant A Put Rights and instead issue a new warrant equal to 10% of the Contingent Warrant A shares. Management has determined that the value of these put rights is immaterial. The value of Contingent Warrant A was ascribed an estimated fair value of $249 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series B Preferred Stock.

Also, in connection with the issuance of the Series B Preferred Stock, the Company issued Contingent Warrant B to purchase an aggregate of 144,663 shares of Class A Common Stock at $0.05 per share, subject to certain call and put rights upon the occurrence of certain events. In the event that any portion of the 2001 Warrant is exercised, Contingent Warrant B will be increased by 3.4%, up to a maximum of 14,593 additional shares. Contingent Warrant B is exercisable during the period commencing on March 31, 2003 and ending on March 31, 2008. However, if the Company has met certain revenue targets by March 31, 2003, this warrant will terminate in its entirety. The Company has not met the stipulated revenue targets, and therefore Contingent Warrant B is exercisable. Additionally, if the holders of shares of Series B Preferred Stock exercise their redemption rights, they may also require the Company to redeem Contingent Warrant B (the "Contingent Warrant B Put Rights") using the same formula described herein for the redemption of the Series B Preferred Stock. However, in the event that the Company completes an underwritten public offering of its Common Stock, the Company can terminate the Contingent Warrant B Put Rights and instead issue a new warrant equal to 10% of the Contingent Warrant B shares. Management has determined that the value of these put rights is immaterial. The value of Contingent Warrant B was ascribed an estimated fair value of $94 and has been recognized as issuance cost and therefore has been charged against the carrying value of the Company's Series B Preferred Stock.

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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

On November 14, 2003, in connection with the completion of the IPO and the consummation of the Exchange Agreement, the 2001 Warrant, Contingent Warrant A and Contingent Warrant C were exchanged for 320,000 shares of Class A Common Stock and Contingent Warrant B was exercised on a cashless-exercise basis to purchase 143,216 shares of Class A Common Stock.

Additionally, in connection with the IPO, the Company issued a warrant to purchase up to an additional 120,000 shares of Class A Common Stock to the underwriter at an exercise price of $6.25 per share. These warrants are immediately exercisable and expire on November 7, 2007. The value of these warrants was estimated to be $385, and was recorded as an offering cost of the IPO through an increase to additional paid-in capital. In valuing these warrants, the following assumptions were made using the Black-Scholes option pricing model: no dividend yield, expected volatility of 102%, expected life of four years, and a risk-free interest rate of 2.81%.

In connection with the issuance of 1-Year Notes (see Note 4) payable to certain investors, the Company also issued to the holders of the 1-Year Notes warrants to purchase shares of the Company's Class A Common Stock (the "1-Year Notes Warrants"). As of March 31, 2002, the Company had issued an aggregate amount of 25,305 1-Year Notes Warrants to the holders of the 1-Year Notes. Of these warrants, 6,902 warrants were issued to two of the Company's founders (see Note
11). The 1-Year Notes warrants have an exercise price of $0.05 per share and are exercisable at any time from the date of issuance through the earlier of 10 years from the date of issuance or the closing of a firm commitment underwritten public offering of the Company's Common Stock. In the event the holders of the Company's Series A Preferred Stock exercise their redemption rights, certain investors holding an aggregate of 20,705 of the 1- Year Notes Warrants may, but are not obligated, require the Company, simultaneous with its redemption of the Series A Preferred Stock, to redeem their respective 1-Year Notes Warrants (the "1-Year Notes Warrants Put Rights") for cash. The purchase price for the 1-Year Notes Warrants Put Rights is based on the same formula as described herein as the Series A Preferred Stock redemption rights. However, if the Company completes an initial public offering of its Common Stock before the 1-Year Notes Warrants Put Rights are exercised, such put rights will be terminated and will not be exercisable. Management has determined that the value of these put rights is immaterial. The 25,305 warrants were ascribed an estimated fair value of $127, which has been recognized as issuance cost and therefore has been charged against the carrying value of the related notes payable. During the fiscal year ended March 31, 2002, a total of $126 was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. The remainder was amortized in 2003. In August and September 2003, warrants to purchase 17,686 shares of Class A Common Stock were exercised, and in October 2003 warrants to purchase the remaining 7,619 of Class A Common Stock were exercised.

In connection with the issuance of the 5-Year Notes (see Note 4) payable to certain investors, the Company also issued warrants to the holders of the 5-Year Notes to purchase shares of the Company's Class A Common Stock (the "5-Year Notes Warrants"). During the fiscal years ended March 31, 2002, 2003 and 2004, the Company issued 181,500, 136,000 and 123,000 5-Year Notes Warrants, respectively, to the holders of the 5-Year Notes in the ratio of one-half of a 5-Year Note Warrant for every dollar of 5-Year Notes issued. Of these warrants, 37,500 were issued during the fiscal year ended March 31, 2002 to two of the Company's founders (see Note 11). The 5-Year Notes Warrants have an exercise price of $0.05 per share and are exercisable at any time from the date of issuance through the earlier of (1) 10 years from the date of issuance or (2) the closing of a firm commitment underwritten public offering of the Company's Common Stock. In the event that the Company repays any investor's 5-Year Note (plus accrued interest) within one year of its respective issuance date, the number of Warrants granted to such investor shall be reduced by 20%. The total 440,500 of 5-Year Note Warrants were ascribed an estimated fair value of $2,202, which has been recognized as issuance cost and therefore has been charged against the carrying value of the related notes payable. During the fiscal years ended March 31, 2003 and 2004, a total of $282 and $402, respectively was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. Additionally, in connection with the Exchange Offer, the remaining value of the underlying 5-Year Notes warrants was amortized to non-cash interest expense, totaling $1,421. Of the total 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock, 5,000 5-Year Notes Warrants were exercised in May 2002, 5-Year Notes Warrants to purchase 403,000 shares of Class A Common Stock were exercised in August and September 2003, and the remaining 32,500 5-Year Notes Warrants were exercised in October 2003.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 7. ACQUISITIONS

COLOSOLUTIONS

In November 2002, the Company acquired six data centers from ColoSolutions, Inc. for $3,550 including acquisition costs and the assumption of capital leases in the aggregate amount of $249 on certain machinery and equipment (see Note 9). The purchase price consisted of cash plus a $1,000 1-Year Note payable (see Note
4). The acquired assets consist mainly of customer contracts, leasehold improvements, and machinery and equipment. The acquisition has been accounted for using the purchase method and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values on the date of acquisition. The acquired operations have been included in the Company's results of operations since the date of acquisition. The purchase price was allocated as follows:

Customer contracts.............................................   $2,705
Leasehold improvements.........................................       87
Machinery and equipment........................................      758
                                                                     ---

Total..........................................................   $3,550
                                                                  ======

The purchase price was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. The customer contracts were valued using the income approach. Under this approach, indications of value are developed by discounting future debt-free net cash flows to measure the intrinsic value by reference to an enterprise's expected annual debt-free cash flows. This analysis resulted in an allocation of approximately $2,705 to a contract intangible, which was capitalized and being amortized over three years. Total amortization expense related to this asset for the fiscal years ended March 31, 2003 and 2004 was $396 and $919, respectively.

Amortization of these assets in future years is expected to be as follows:

Fiscal Year ended March 31,
2005..........................................................    $  839
2006..........................................................       551

HOLLYWOOD SOFTWARE

On November 3, 2003, the Company completed the acquisition of all of the capital stock of Hollywood SW, after amending the agreement it had entered into on July 17, 2003. To complete the acquisition of Hollywood SW, the Company issued secured promissory notes to the two holders of all of the capital stock of Hollywood SW, each in the principal amount of $3,625 (the "Notes"). The amount of the Notes represented the original purchase price of $7,300 (based on the IPO price less the underwriter's discount), less $50 that had already been paid by the Company. The Notes were due no later than five business days after the date that the Company's registration statement was declared effective by the Securities and Exchange Commission.

On November 14, 2003, four business days after the registration statement was declared effective, the Notes were exchanged for $2,500 in cash of which $50 had already been paid, promissory notes in the aggregate principal amount of $3,000 and 400,000 unregistered shares of Class A Common Stock. For purchase accounting purposes, the purchase price is $7,102, consisting of $2,722 of cash (including $222 of expenses); $1,380 of the Company's Class A Common Stock (400,000 shares valued at $3.45 per share, as determined by a valuation from an independent appraiser); and $3,000 of promissory notes. In addition, a contingent purchase price is payable each year for the three years following the closing if certain earnings targets are achieved. The Company has also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of the Company's Class A common stock during such 90 days declines below an average of $3.60 per share. The results of operations of Hollywood SW have been included in the Company's consolidated financial statements since the acquisition date.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The total purchase price of $7,102, including fees and expenses of the acquisition, has been allocated to the net assets acquired, including tangible and intangible assets and liabilities assumed, based upon the results of an independent appraisal of fair value, with the excess purchase price being allocated to goodwill. The fair value of the tangible and intangible assets acquired and liabilities assumed has been reflected in the Consolidated Balance Sheet as follows:

Tangible and intangible assets acquired:
Current assets.....................................................    $535
Property and equipment.............................................      25
Capitalized software cost..........................................   1,350
Intangible assets..................................................   2,170
Goodwill...........................................................   5,184
                                                                      -----

Total tangible and intangible assets acquired......................   9,264
Less liabilities assumed:
Current liabilities................................................     733
Deferred tax liability.............................................   1,429
                                                                      -----
Total liabilities assumed..........................................   2,162
                                                                     ------
Total purchase price...............................................  $7,102
                                                                     ======

The intangible assets consist of customer contracts, covenants not to compete agreements and corporate trade names. These assets are being amortized over their estimated useful lives of 5, 5 and 10 years, respectively.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,

2005..............................................................   $  422
2006..............................................................      422
2007..............................................................      422
2008..............................................................      422
2009..............................................................      422
Thereafter........................................................       60

CORE TECHNOLOGY SERVICES

On December 22, 2003, the Company signed an agreement to purchase all of the outstanding Common Stock of Core, and on January 9, 2004, the acquisition of Core was completed. Core is a managed service provider of information technologies; its primary product is managed network services through their global network command center. The Company believes that the acquisition of Core will expand the existing capabilities and services of its IDCs. The purchase price consisted of $250 in cash and 100,000 unregistered shares of the Company's Class A Common Stock. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and unregistered shares of the Company's Class A Common Stock as the purchase price payable at closing. The Company has also agreed to a one-time issuance of additional unregistered shares of its Class A Common Stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the trading value of the Company's Class A Common Stock is less than $4.00 during the 90 day period at the end of the lock-up period. Based on a valuation from an independent appraiser, the restricted stock issued in the Core acquisition was estimated to have a fair value of $3.45 per share.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The total purchase price of $620, including $25 of fees and expenses, was allocated to the net assets acquired, including tangible and intangible assets, based upon the results of an independent appraisal of fair value, with the excess purchase price being allocated to goodwill. The fair value of the tangible and intangible assets acquired has been reflected in the Consolidated Balance Sheet as follows:

Tangible and intangible assets acquired:
Property and equipment.....................................     $152
Intangible assets..........................................      450
Goodwill...................................................      194
                                                                 ---
Total tangible and intangible assets acquired..............      796

Deferred tax liability.....................................      176
                                                                 ---
Total purchase price.......................................     $620
                                                                ====

The intangible assets consist of customer contracts, covenants not to compete agreements and corporate trade names. These assets are being amortized over their estimated useful lives of 5, 5 and 10 years, respectively.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,
2005.......................................................   $87
2006.......................................................    87
2007.......................................................    87
2008.......................................................    87
2009.......................................................    87
Thereafter.................................................    15

BOEING DIGITAL

On March 29, 2004 the Company acquired all of the assets of Boeing Digital, a division of Boeing. These assets were purchased to further the Company's strategy of becoming a leader in the delivery of movies and other digital content to movie theaters. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theaters in the United States and at one theater in London, England, and satellite transmission equipment located in Los Angeles, California. The initial purchase price consisted of: $250 in cash; 53,534 unregistered shares of the Company's Class A Common Stock; and a non-interest bearing note payable for $1,800 payable in equal installments over 4 years. In addition, the Company has agreed to make payments totaling a maximum of $1,000 over 4 years, representing 20% of the gross receipts generated by the acquired assets (the "Future Revenue Share"). Additionally, at any time during the 90 day period immediately following the first 12 months after the closing, Boeing can sell its 53,534 unregistered shares of the Company's Class A Common Stock to the Company in exchange for $250 in cash (the "Boeing Put Option").

Based on a valuation from an independent appraiser, for purchase accounting purposes the total purchase price is $2,010, including estimated fees and setup costs of $155. The unregistered stock issued in the Boeing Digital acquisition was estimated to have a fair value of $238. Due to the Boeing Put Option, the Class A Common Stock issued to Boeing has been reflected on the consolidated balance sheet as redeemable Class A Common Stock, until such time as the Boeing Put Option expires or is exercised. During the period from issuance through the exercise or expiration of the Boeing Put Option, the redeemable Common Stock will be accreted to its redemption amount. The related accretion from the period from acquisition to March 31, 2004 was not material. The fair value of the assets acquired has been reflected in the consolidated balance sheet as follows:

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

                                                                       2004
                                                                       ----
Property & equipment...........................................      $1,645
Intangible assets..............................................         364
                                                                     ------
Total                                                                $2,010
                                                                     ======

The intangible assets consist of customer contracts and covenants not to compete agreements. These assets are being amortized over their estimated useful lives of 2 and 4 years, respectively.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,

2005...........................................................   $162
2006...........................................................    162
2007...........................................................     21
2008...........................................................     19

NOTE 8. INCOME TAXES

The benefit from income taxes for the years ended March 31, 2003 and 2004 consisted of the following:

                                                           2003      2004
                                                           ----      ----
Current..................................................  $185      $127
Deferred.................................................    --        85
                                                           ----      ----
Total....................................................  $185      $212
                                                           ====      ====

Net deferred tax assets / (liabilities) consist of the following as of March 31, 2003 and 2004:

                                                               2003      2004
                                                               ----      ----
Deferred tax assets
Net operating loss carryforwards...........................  $2,183    $3,082
Depreciation and Amortization..............................     751     1,100
Deferred rent expense......................................     273       381
Stock based compensation ..................................     212       208
Revenue deferral...........................................      --       347
Other......................................................     174        71
                                                              -----     -----
Total deferred tax assets..................................   3,593     5,189
                                                              -----     -----

Deferred tax liabilities
Intangibles ...............................................      --     1,720
                                                              -----     -----

Total deferred tax liabilities.............................      --     1,720
                                                              -----     -----

Net deferred tax assets before valuation allowance.........   3,593     3,469
Valuation allowance........................................  (3,593)   (4,989)
                                                             ------    ------

Net deferred tax assets / (liabilities)....................     $--   $(1,520)
                                                             ======   =======

The Company has provided a valuation allowance for either all or most of its deferred tax assets since realization of future benefits from deductible temporary differences and net operating loss carryovers cannot be sufficiently assured at March 31, 2003 or March 31, 2004. The change in the valuation allowance in the current year is approximately $1,396.

As of March 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $7,500 available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards that can be used in future years. Depending on a variety of factors this limitation, if applicable, could cause a portion and/or all of these net operating losses to expire before utilization occurs.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

The Company received approval to sell a portion of its unused cumulative New Jersey NOLs carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development tax credits for cash. For the fiscal years ended March 31, 2003 and 2004, the Company has received benefit of approximately $185 and $127, respectively from the sale of NOLs under the Program.

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows as of fiscal year ended March 31, 2003 and March 31, 2004:

                                                                 2003     2004
                                                                 ----     ----
Tax benefit at the U.S. Statutory Federal Rate...............  (34.0%)  (34.0%)
State tax benefit............................................   (3.4%)   (2.9%)
Change in valuation allowance................................   29.1%    18.9%
Disallowed interest..........................................    2.7%    12.4%
Other........................................................    0.5%     1.4%
                                                                 ----     ----

Effective tax rate...........................................   (5.1%)   (4.2%)
                                                                ======   ======

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its IDCs and corporate office under noncancelable operating lease agreements expiring through 2015. The IDCs lease agreements provide for base rental rates which increase at defined intervals during the term of the lease. The Company accounts for rent abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent expense.

The Company leases certain equipment for use in its IDCs and corporate headquarters under noncancelable capital lease agreements that expire through 2006.

Minimum future operating and capital lease payments as of March 31, 2004 are summarized as follows:

                                                              Capital  Operating
                                                               Leases    Leases
                                                               ------    ------

Fiscal Year ending March 31,
2005......................................................     $118     $2,275
2006......................................................       28      2,226
2007......................................................        9      2,139
2008......................................................       --      2,167
2009......................................................       --      2,196
Thereafter................................................       --      5,289
                                                                 --      -----
Total minimum lease payments..............................     $155    $16,292
                                                                       =======

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

Less amount representing interest.........................        5
                                                                  -
Present value of net minimum lease payments, including
current maturities of $115................................     $150
                                                               ====

Total rent expense was approximately $2,318 and $2,461 for the fiscal years ended March 31, 2003 and 2004, respectively.

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

                                                          2003      2004
                                                          ----      ----
Computer equipment..................................      $338      $369
Machinery and equipment.............................       383       413
                                                           ---       ---

                                                           721       782
Less: Accumulated amortization......................      (236)     (459)
                                                          ----     -----

Net assets under capital lease......................      $485      $323
                                                          ====      ====

EMPLOYMENT AGREEMENTS

The Company has employment agreements with six executives which provide for compensation and certain other benefits. These agreements provide for annual base salaries in the aggregate of $1,000 as well as for bonus payments to one of the executives based on revenue results.

OTHER

During the fiscal year ended March 31, 2002, the Company became involved in a dispute with one of its contractors. The contractor filed a mechanic's lien in the amount of $951 representing the amount the contractor alleged was due under the contract. In July 2002, the Company settled the dispute for the cash payment of $750 and the return by the contractor of $300 of Common Stock the Company had issued as partial consideration for construction services.

The Company is a party to litigation with a former employee of Hollywood SW. In February 2003, prior to the Company's acquisition of Hollywood SW, Hollywood SW eliminated the position of an employee, and as part of the termination process, Hollywood SW attempted to secure a general release from liability from the employee. In March 2003, the Company received a letter from the employee's attorney seeking unspecified damages to release the Company from any potential claims, including alleged improper classification as an exempt employee and unpaid vacation time. In February 2004, the employee's attorney filed a lawsuit in California seeking unspecified damages. The Company is discussing the matter with the employee's attorney and has contested the matter.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 10. EMPLOYEE BENEFIT PLANS

In July 2002, the Company terminated its then existing benefits plans, including its 401(k) plan, and joined a Professional Employer Organization ("PEO"). Through the PEO, the Company purchases all of its benefits and payroll services, together with other PEO member companies. For tax filing and for benefits purposes, the employees of the Company are considered to be employees of the PEO. However, Hollywood SW is not a member of the PEO, and purchases its benefits from other providers. Through the PEO, the Company has a 401(k) Plan that allows eligible employees to contribute up to 15% of their compensation, not to exceed the statutory limit. The Company matches 50% of all employee contributions. Employee contributions, employer matching contributions and related earnings vest immediately. Total expense under this plan and the prior 401(k) plan totaled $37 and $39, respectively, for the fiscal years ended March 31, 2003 and 2004.

Hollywood SW's employees are covered by a profit sharing plan qualified under IRS section 401. The plan provides for Hollywood SW to make discretionary profit contributions on behalf of eligible employees. Hollywood SW made no contributions in 2003 or 2004.

NOTE 11. RELATED PARTY TRANSACTIONS

In connection with the execution of one of the Company's long-term operating leases, two of the Company's founders posted a letter of credit in the amount of $525. This letter of credit was reduced each year for three years until it reached zero in June 2003. The Company reimbursed these founders for the issuance costs of approximately $10 for the letter of credit during the fiscal year ended March 31, 2001.

Two executives of the Company were investors in the 1-Year Notes described in
Note 4. These executives collectively received 6,902 warrants to purchase Class A Common Stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Both executives also participated in the 5-Year Notes, and collectively received 37,500 additional warrants. In September 2003, these executives exercised all of their 1-Year Notes Warrants and 5-Year Notes Warrants in exchange for payments totaling $2. These executives participated in the Exchange Offer and chose the Note Option, under which they exchanged 5-Year Notes and accrued interest totaling $382 for Convertible Notes, convertible into 67,713 shares of Class A Common Stock. As of March 31, 2003 and 2004 the principal due to these executives amounted to $375 and $382.

Two of the Company's directors, are directors of MidMark Equity Partners II, L.P. ("MidMark"), which held all of the Company's outstanding Preferred Stock and related contingent warrants until an exchange was consummated in November 2003. The Company paid this related party a management fee of $50 per year until November 2003. MidMark also purchased $333 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants. In addition, the Company paid a $75 investment banking fee in connection with the issuance of the Series A and Series B Preferred Stock financings. Also, each of these directors has been granted options to purchase 5,000 shares of Class A Common Stock. In September 2003, the Company entered into the Exchange Agreement with MidMark in connection with its agreement to convert all of its shares of Preferred Stock. Pursuant to the Exchange Agreement, MidMark received 2,207,976 shares of Class A Common Stock (see Note 5). In addition, these directors are members of the Company's Audit Committee.

A former director of the Company is also a partner of a law firm which performed legal services for the Company until November 2003. For the years ended March 31, 2003 and 2004, the Company purchased approximately $124 and $639, respectively, of legal services from this firm. The former director was granted options to purchase 4,000 shares of Class A Common Stock.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

A director of the Company is also a director of an investment firm and the general partner of another investment firm which collectively hold 208,952 shares of the Company's Class A Common Stock. One of these firms also invested $1,000 in the Company's 1-Year Notes, which was repaid in March 2002, and invested $1,000 in the Company's 5-Year Notes. 1-Year Notes Warrants to purchase 6,902 shares of Class A Common Stock and 5-Year Notes Warrants to purchase 100,000 shares of Class A Common Stock were issued in connection with the 1-Year Notes and 5-Year Notes purchases. In August 2003, the 1-Year Notes Warrants and 5-Year Notes Warrants were exercised in exchange for a payment of $5. Principal and interest under the 5-Year Notes of $1,018 was exchanged for Convertible Notes, convertible into 180,569 shares of the Company's Class A Common Stock, pursuant to the Exchange Offer in March 2004 (See Note 4). The director has been granted options to purchase 9,000 shares of Class A Common Stock.

A member of the Company's board of advisors is related to one of the Company's executives, and is a partner in an entity that performs real estate services for the Company. No amounts were paid to the individual during the years ended March 31, 2003 and March 31, 2004. This individual also has been granted options to purchase 41,025 shares of Class A Common Stock at a weighted average exercise price of $6.83 per share.

One of the members of the Company's board of advisors owns a contracting firm that performs work at the Company's IDCs, and the owner of this company is also an investor in the Company's 5-Year Notes. This contractor has been paid $18 and $10 for the years ended March 31, 2003 and 2004, respectively. In March 2002, the owner of this company purchased $50 of the Company's 5-Year Notes and received 5,000 5-Year Notes Warrants. In addition, this company owns 8,000 shares of the Company's Class A Common Stock, issued as partial consideration for work performed during the year ended March 31, 2001. In September 2003, this individual exercised the 5-Year Notes Warrants. In March 2004, this individual participated in the Exchange Offer, and under the Share Option, exchanged the 5-Year Notes principal and interest of $51 for 14,264 shares of Class A Common Stock.

One of the members of the Company's board of advisors owns an architectural services firm that performs work at the Company's IDCs. This firm was paid $3 and $1 for the years ended March 31, 2003 and March 31, 2004, respectively. In addition, this individual holds options to purchase 600 shares of the Company's Class A Common Stock.

The Company has purchased two separate ten-year, term life insurance policies on the life of one of its executives. Each policy carries a death benefit of $5,000, and the Company is the beneficiary of each policy. Under one policy, however, the proceeds will be used to repurchase, after reimbursement of all premiums paid by the Company, some or all of the shares of the Company's capital stock held by the executive's estate at the then- determined fair market value.

In connection with the Hollywood SW acquisition, the Company purchased all of the outstanding capital stock of Hollywood SW from its two stockholders on November 3, 2003. The selling stockholders have continued as executive officers of Hollywood SW under new employment agreements and have received an aggregate of 400,000 unregistered shares of the Company's Class A Common Stock, less 40,444 shares of Class A Common Stock that were issued to certain optionees of Hollywood SW (see Note 7). Hollywood SW and Hollywood Media Center, LLC, a limited liability company that is 95% owned by one of the Company's key employees, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space. The Company has assumed Hollywood SW's obligations under this lease pursuant to the acquisition, including the monthly rental payments of approximately $2. The lease is currently a month-to-month tenancy with the same monthly rent. Rents paid under this lease totaled approximately $31 for each of the fiscal years ended March 31, 2003 and 2004. On May 1, 2004 an additional 933 square feet were rented on a month-to-month basis for monthly additional rental payments of $1.

In connection with the Core acquisition, the Company purchased all of the outstanding capital stock of Core from its sole stockholder on January 9, 2004 (see Note 7). The selling stockholder continued as an executive officer of Core under a new employment agreement and as consideration for the sale of Core capital stock, received $250 and 100,000 unregistered shares of Class A Common Stock.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

In December 2002, one of the Company's founders returned 30,000 shares of the Company's Class B Common Stock and the three other founders returned a total of 30,000 of Class A Common Stock and received no consideration from the Company for such returned shares.

In connection with his employment arrangement with AccessDM, AccessIT paid one of its key employees a finder's fee of $25 during the fiscal year ended
March 2004, in connection with his efforts related to the Hollywood SW acquisition.

The Company entered into a consulting agreement with one of its former employees. Under the terms of the agreement, the former employee agreed to provide consulting services to the Company in connection with the IPO and the Company's acquisition of Hollywood SW, for which the Company paid him $10 per month (plus reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. The Company also paid him $20 in November 2003 in connection with the completion of the IPO. After September 30, 2003, the Company may, in its sole discretion, retain the former employee's services for future projects on mutually agreed to terms. The former employee has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, will remain in effect through July 4, 2004.

NOTE 12. SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                                     March 31,
                                                                     ---------
                                                                   2003    2004
                                                                   ----    ----
Interest paid...................................................   $314    $513
Assets acquired under capital leases............................    242      31
Notes issued in ColoSolutions acquisition.......................  1,000      --
Notes converted/exchanged for Class A common stock..............     --   2,526
Notes issued in Hollywood SW acquisition........................     --   3,000
Note issued in Boeing Digital acquisition.......................     --   1,366
Adjustment to Bridgepoint purchase price........................    217      --
Accretion on mandatorily redeemable convertible preferred
stock...........................................................    628   1,588

NOTE 13. SIGNIFICANT AGREEMENTS AND TRANSACTIONS

ACCESS DIGITAL MEDIA, INC.

In March 2003, the Company engaged The Casey Group to help develop software designed to enable the delivery of digital content. This software will be utilized by AccessDM in its planned operations. As compensation for assisting the Company in the development of the software, the cost of which was agreed to be $174, the Company issued to The Casey Group 750,000 shares of AccessDM's Common Stock in September 2003 and 8,700 shares of AccessIT's Class A Common Stock in November 2003. The shares of AccessDM's Common Stock issued to The Casey Group represent 20% of AccessDM's outstanding capital stock after giving effect to such issuance. The cost of the software has been recorded as property and equipment, net in the Consolidated Balance Sheet and is being amortized over its expected useful life, which is estimated to be three years. As a result of this transaction, the Company recorded a minority interest of $35 and a gain on the sale of stock by its subsidiary of $139, which has been recorded in additional paid-in capital in the Consolidated Statement of Stockholders' Equity. For the fiscal year ended March 31, 2004 the Company reduced minority interest by $25, representing The Casey Group's share of AccessDM's net loss.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 14. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Data Center Services and Media Services. The segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in
Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Datacenters segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Core. The Media Services segment consists of Hollywood SW and AccessDM. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM was formed to store and distribute digital content to movie theaters and other venues. Prior to November 3, 2003, the Company operated only in the Datacenters segment. All of the Company's revenues were generated inside the United States.

Selected segment data:
                                                        For the Fiscal Years
                                                        --------------------
                                                           Ended March 31,
                                                           ---------------
                                                             2003    2004
                                                             ----    ----
Operating income (loss) before interest, taxes, depreciation and amortization:

Media Services....................................        $   --    $621
Datacenters.......................................        (1,277)   (433)
                                                          -------   -----

Total.............................................       $(1,277)   $187
                                                          =======   ====

There were no intersegment revenues or expenses for the fiscal years ended March 31, 2003 and March 31, 2004.


                                                         As of March 31,
                                                         ---------------
                                                         2003       2004
                                                         ----       ----
Assets:
Media Services.....................................      $ --    $10,475
Datacenters........................................     9,894     10,701
                                                        -----     ------
Total..............................................    $9,894    $21,175
                                                       ======    =======

A reconciliation of the totals reported for the operating segments to the significant line items in the consolidated financial statements is as follows:

                                                 Fiscal Year Ending March 31,
                                                 ----------------------------
                                                  2003                2004
                                                  ----                ----

Reportable segment operating income (loss)      $(1,277)              $187
Less:
 Depreciation and amortization                    1,687               2,692
                                                  -----               -----
Total loss from operations                      $(2,964)            $(2,505)
                                                ========            ========

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

NOTE 15. SUBSEQUENT EVENTS

In April 2004, AccessDM entered into a professional services agreement with an information technology consulting firm to develop software for use in AccessDM's service offering. The total cost of the software is $315, payable in installments as events are met, with final delivery expected in September 2004.

In April 2004, the Company entered into a non-binding agreement with an investment firm to raise approximately $5 million to $7 million from the Private Placement. On June 4, 2004, the transaction concluded with the Company issuing 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. Net proceeds to the Company, including fees and expenses to register the securities are expected to be approximately $4.0 million. The Company intends to use the net proceeds for capital investments and for working capital. The Company also issued to investors and to the investment firm in the Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt. The Company has agreed to register the shares and warrants issued in the Private Placement with the Securities and Exchange Commission by filing a Form SB-2 on or before July 5, 2004. Certain monetary penalties apply if the Company fails to file Form SB-2 by July 5, 2004, or the registration statement is not declared effective within a stipulated period of time.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's Common Stock, to exchange all of their shares for 31,300 unregistered shares of AccessIT's Class A Common Stock. As a result of the transaction, AccessIT holds 100% of AccessDM's Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors, executive officers, key employees and members of our board of advisors as of June 15, 2004.


Name                      Age  Position(s)
----                      ---  -----------

A. Dale Mayo(+)(++).....  62   President, Chief Executive Officer and Chairman
                               of the Board of Directors

Jeff Butkovsky..........  43   Senior Vice President -- Chief Technology Officer

Kevin J. Farrell........  42   Senior Vice President -- Data Center Operations
                               and a director

Gary S. Loffredo........  39   Senior Vice President -- Business Affairs,
                               General Counsel, and Secretary, and a director

Brett E. Marks..........  42   Senior Vice President -- Business Development and
                               a director

Brian D. Pflug..........  37   Senior Vice President -- Accounting and Finance

Wayne L. Clevenger*.....  61   Director

Gerald C. Crotty(+).....  52   Director

Robert Davidoff*(+)(++).  77   Director

Matthew W. Finlay*......  36   Director

David Gajda.............  47   President and Chief Operating Officer of
                               Hollywood SW

Robert Jackovich........  44   Chief Technology Officer of Hollywood SW

Erik B. Levitt..........  30   President and Chief Operating Officer of Managed
                               Services

Russell J. Wintner......  52   President and Chief Operating Officer of AccessDM

Edward H. Herbst........  60   Member of our board of advisors

Cary C. Jones...........  66   Member of our board of advisors

Harvey Marks............  74   Member of our board of advisors

John L. O'Hara..........  51   Member of our board of advisors


    *     Member of our Audit Committee.
    (+)   Member of our Compensation Committee.
    (++)  Member of our Nominating Committee.

The following biographical information about our directors, advisory board members, executive officers and key employees is based solely on information provided to us by them. There are no familial relationships between or among any of our directors, board of advisors, executive officers and key employees, except for Brett E. Marks, one of our directors, who is the son of Harvey Marks, a member of our board of advisors.

A. DALE MAYO is a co-founder of our Company and has been Chairman, President and Chief Executive Officer since our inception on March 31, 2000. From January to March 2000, Mr. Mayo explored various business opportunities, including data center operations and digital cinemas. From December 1998 to January 2000, he had been the President and Chief Executive Officer of Cablevision Cinemas, LLC. In December 1994, Mr. Mayo co-founded Clearview Cinema Group, Inc., which was sold to Cablevision Cinemas in 1998. Mr. Mayo was also the founder, chairman and chief executive officer of Clearview Leasing Corporation, a lessor of computer peripherals and telecommunications equipment founded in 1976. Mr. Mayo began his career as a computer salesman with IBM in 1965.

JEFF BUTKOVSKY has been our Senior Vice President - Chief Technology Officer since May 2004 and was our Senior Vice President -- Managed Services from October 2000 to May 2004. Previously, Mr. Butkovsky had served as Eastern Regional Director for LogicStream, Inc., a managed service provider and colocation company from March 2000 to October 2000. He served as a sales executive with Auspex Systems, Inc., a network attached storage company, from June 1999 to March 2000. Mr. Butkovsky was employed by Micron Electronics Incorporated from May 1996 to June 1999, where he was the Northeast Regional Director.

KEVIN J. FARRELL is a co-founder of our Company and has been Senior Vice President -- Data Center Operations and a director since our inception. From December 1998 to March 2000, he had served as Director of Operations of Gateway Colocation, LLC, of which he was also a co-founder, where he was responsible for the completion of 80,000 square feet of carrier neutral colocation space and supervised infrastructure build-out, tenant installations and daily operations. Prior to joining Gateway, Mr. Farrell had served, from 1993 to 1998, as Building Superintendent and Director of Facility Maintenance at the Newport Financial Center in Jersey City, NJ. He is a former officer of the International Union of Operating Engineers.

GARY S. LOFFREDO has been our Senior Vice President -- Business Affairs, General Counsel and Secretary, and a director since September 2000. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas, LLC. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas' transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999.

BRETT E. MARKS is a co-founder of our Company and has been Senior Vice President -- Business Development and a director since our inception. From December 1998 to March 2000, Mr. Marks had been Vice President of Real Estate and Development of Cablevision Cinemas, LLC. From June 1998 until December 1998, he was Vice President of First New York Realty Co., Inc. In December 1994, Mr. Marks co-founded, with Mr. Mayo, Clearview Cinema Group, Inc. and was instrumental in the site selection process that helped to increase its number of theater locations.

BRIAN D. PFLUG has been our Senior Vice President -- Accounting and Finance since January 2003. From September 2000 to December 2002, he had been our Vice President -- Controller. From July 1998 to September 2000, Mr. Pflug was the Controller of Cablevision Cinemas, LLC, where he was responsible for all accounting functions, including financial reporting, payroll and accounts payable. Prior to that, Mr. Pflug was employed for four years at GPU, Inc. (which later merged with FirstEnergy Corp.), a large energy provider, in the areas of Securities and Exchange Commission reporting and accounting research. Mr. Pflug began his career as an auditor at Coopers & Lybrand and is a Certified Public Accountant.

WAYNE L. CLEVENGER has been a director of our Company since October 2001. Mr. Clevenger served on our Compensation Committee from February 2002 to April 15, 2004 and has served on our Audit Committee since April 15, 2004. He has more than 20 years of private equity investment experience. He has been a Managing Director of MidMark, and its predecessor company since 1989. Mr. Clevenger was President of Lexington Investment Company from 1985 to 1989, and, previously, had been employed by DLJ Capital Corporation (Donaldson, Lufkin & Jenrette) and INCO Securities Corporation, the venture capital arm of INCO Limited. Mr. Clevenger served as a director of Clearview Cinema Group, Inc. from May 1996 to December 1998.

GERALD C. CROTTY has been a director of our Company since August 2002, served on our Audit Committee from July 2003 to April 15, 2004, and has served on our Compensation Committee since April 15, 2004. Mr. Crotty co-founded and, since June 2001, has directed, Weichert Enterprise LLC, a private and public equity market investment firm. Weichert Enterprise oversees the holdings of Excelsior Ventures Management, a private equity and venture capital firm that Mr. Crotty co-founded in 1999. From 1991 to 1998, he held various executive positions with ITT Corporation, including President and Chief Operating Officer of ITT Consumer Financial Corp. and Chairman, President and Chief Executive Officer of ITT Information Services, Inc. Mr. Crotty also serves as a director of AXA Premier Funds Trust.

ROBERT DAVIDOFF has been a director of our Company since July 2000 and has been the Chairman of our Compensation Committee since November 2000. Mr. Davidoff currently serves on our Audit Committee. Since 1990, Mr. Davidoff has been a Managing Director of Carl Marks & Co., Inc. and, since 1989, the General Partner of CMNY Capital II, L.P., a venture capital affiliate of Carl Marks & Co. Since 1998, Mr. Davidoff has served as a director of Sterling/Carl Marks Capital, Inc. He is also the Chairman and Chief Investment Officer of CM Capital Corporation, the firm's leveraged buyout affiliate. Mr. Davidoff is a director of Hubco Exploration, Inc., Rex Stores Corporation and Marisa Christina, Inc. Mr. Davidoff served as a director of Clearview Cinema Group, Inc. from December 1994 to December 1998.

MATTHEW W. FINLAY has been a director of our Company since October 2001 and has been the Chairman of our Audit Committee since February 2002. He is a director of MidMark, which he joined in 1997. Previously, he had been a Vice President with the New York merchant banking firm Juno Partners and its investment banking affiliate, Mille Capital, from 1995 to 1997. Mr. Finlay began his career in 1990 as an analyst with the investment banking firm Southport Partners.

DAVID GAJDA is a co-founder of Hollywood SW and had been its Chief Executive Officer since its inception in 1997. Following the completion of our acquisition of Hollywood SW, Mr. Gajda resigned as its Chief Executive Officer and became the President and Chief Operating Officer of Hollywood SW. Prior to co-founding Hollywood SW, Mr. Gajda owned and managed a strategic consulting company, DWG International Inc., from 1990 to 1997. At DWG, he helped many entertainment companies develop their three- to five-year strategic systems plans.

ROBERT JACKOVICH is a co-founder of Hollywood SW and had been its President and Chief Technology Officer since its inception in 1997. Following the completion of our acquisition of Hollywood SW, Mr. Jackovich resigned as President but remained the Chief Technology Officer of Hollywood SW. Prior to co-founding Hollywood SW, Mr. Jackovich was the Chief Information Officer of Savoy Pictures, Inc., from 1993 to 1996, where he managed and facilitated the efforts associated with establishing the organization and systems of this start-up film distribution studio.

RUSSELL J. WINTNER is the President and Chief Operating Officer of AccessDM. Mr. Wintner was the President of WinterTek, Inc., a digital media consultant to various clients, from November 2002 to July 2003. From November 2000 to November 2002, he served as Principal, Exhibitor Relations, Alternative Programming and Marketing for Technicolor Digital Cinema, LLC. From October 1999 until November 2000, Mr. Wintner founded and served as President of WinterTek, Inc. In 1996, he co-founded CineComm Digital Cinema, LLC and served as its President of Exhibition and Alternative Programming and Chief Operating Officer until October 1999.

ERIK LEVITT has been the President and Chief Operating Officer of Managed Services since the Company acquired Core in January 2004. Mr. Levitt is the founder of Core and had been an executive officer at Core since its inception in 1995. Prior to founding Core, Mr. Levitt held consulting positions at Merrill Lynch Private Banking and Volvo Cars of North America. Most recently he spent four years as the Lead Engineer for the Funds Transfer Network at Citigroup. Mr. Levitt received an advanced degree in Management and International Business from the Stern School of Business at NYU and was an International Baccalaureate student at the United Nations International School.

EDWARD H. HERBST, a member of our board of advisors, has been a partner in the architectural firm Herbst-Musciano Architects/Planners for the past 14 years. Mr. Herbst is a Registered Architect and a Professional Planner.

CARY C. JONES, a member of our board of advisors, is a founder of VFD Incorporated, which provides engineering consulting services, and has served as its Vice President since 1995. Mr. Jones is a Professional Engineer in the State of New Jersey.

HARVEY MARKS, a member of our board of advisors, is a founder of Telecom Realty, and has served as its President since April 2000. Prior to that, Mr. Marks served as Executive Vice President of First New York Realty, which he founded in 1986. Mr. Marks is a licensed real estate broker.

JOHN L. O'HARA, a member of our board of advisors, has served as President of John L. O'Hara Company, Inc., a construction management company, for the past five years.

BOARD OF DIRECTORS

Under our bylaws, our board of directors must have at least two but not more than ten members. Our board of directors currently has nine members and is elected annually by the plurality vote of our stockholders. Vacancies and newly-created directorships resulting from an increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum. All members of our board of directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, or until their earlier death, resignation or removal. Our officers, subject to the terms of any applicable employment agreements, serve at the discretion of our board of directors.

We also have a board of advisors comprised of four members. No compensation has been paid to any of these members for their services as members of the board of advisors.

Our board of directors presently has two independent directors -- Robert Davidoff and Gerald C. Crotty. The independent directors are persons who are neither officers nor employees of our Company and whom our board of directors has affirmatively determined have no material relationship with us that would interfere with their exercise of independent judgment. Our board of directors intends to meet at least quarterly and the independent directors serving on our board of directors intend to meet in executive session (i.e., without the presence of any non-independent directors) at least once a year.

Our board of directors has three standing committees, consisting of an audit committee, a compensation committee and a nominating committee.

AUDIT COMMITTEE

The audit committee consists of Messrs. Davidoff, Clevenger and Finlay. Mr. Finlay is the Chairman of the audit committee. The audit committee meets at least quarterly with our management and our independent registered public accounting firm to review and help ensure the adequacy of our internal controls and to review the results and scope of the auditors' engagement and other financial reporting and control matters. Both Messrs. Davidoff and Clevenger are financially literate, and Mr. Davidoff is financially sophisticated, as those terms are defined under the rules of the AMEX. Mr. Davidoff is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002.

The audit committee has adopted a formal written charter specifying: (i) the scope of the audit committee's responsibilities and how it is to carry out those responsibilities, including structure, processes and membership requirements;
(ii) the audit committee's responsibility for ensuring its receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the company, consistent with Independence Standards Board Standard 1, adopted in January 1999 by the Independence Standards Board (the private sector standard-setting body governing the independence of auditors from their public company clients) and the committee's responsibility for actively engaging in communications with the auditor with respect to any relationships or services that may impact the objectivity and independence of the auditor and for taking, or recommending that the entire board of directors take, appropriate action to oversee the independence of the outside auditor; and
(iii) the outside auditor's ultimate accountability to the board of directors and the audit committee, as representatives of our company's stockholders, and these stockholder representatives' ultimate authority and responsibility to select, evaluate and, where appropriate, replace the outside auditor (or to nominate the outside auditor for stockholder approval). Our audit committee will review and reassess the adequacy of our written charter on an annual basis.

The audit committee has adopted guidelines and procedures: (i) making it directly responsible for the appointment, compensation and oversight of the work of any public accounting firm engaged by it (including resolution of any disagreements between management and the firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work, and each such public accounting firm will report directly to the audit committee; (ii) providing for the (a) receipt, retention and treatment of complaints received by our Company regarding accounting, internal accounting controls or auditing matters and (b) confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters; (iii) affording it the authority to engage independent counsel and other advisers, as it may determine to be necessary to carry out its duties; and (iv) providing for appropriate funding for payment of: (a) the public accounting firm engaged by our Company for the purpose of rendering or issuing an audit report and (b) any advisers engaged by the audit committee as described under clause (iii) above.

The audit committee is also responsible for the review, approval and oversight of all related party transactions between our Company and our officers, directors, employees and principal stockholders.

COMPENSATION COMMITTEE

The compensation committee consists of Messrs. Mayo, Davidoff and Crotty. Mr. Davidoff is the Chairman of the compensation committee. The compensation committee approves the compensation package of our Chief Executive Officer and reviews and recommends to our board of directors the levels of compensation and benefits payable to our other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire board of directors, for its approval, stock option grants and discretionary bonuses to our officers, employees, directors and consultants.

NOMINATING COMMITTEE

The nominating committee consists of Messrs. Mayo and Davidoff. Mr. Mayo is the Chairman of the nominating committee. The nominating committee evaluates and approves nominations for annual election to, and to fill any vacancies in, our board of directors.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports they file. Based on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that except as described in the next sentence, none of our directors, executive officers or persons who beneficially own more than 10% of our common stock failed to comply with Section 16(a) reporting requirements in our last fiscal year. Mr. Mayo failed to timely file a Form 4 regarding six custodial purchases of our common stock and Mr. Davidoff failed to timely file a Form 4 regarding his exchange of a previously issued note for a new note which is convertible at any time into shares of our common stock.

CODE OF ETHICS

We have adopted a code of ethics, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002. Such code of ethics is included on our website, www.accessitx.com. We will disclose any amendment to, or waiver of, a provision of our code of ethics on a Form 8-K filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for fiscal years 2004, 2003 and 2002 in respect of the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers during fiscal year 2004 (the "Named Executives"). We awarded or paid compensation for services rendered by them in all capacities to us during the applicable fiscal years.

                           Summary compensation table

                                                Annual Compensation                         Long-Term Compensation
                             -----------------------------------------------------------  ---------------------------
                                                                                                         Securities
                                                                                           Restricted    Underlying     All Other
       Name and               Fiscal                                      Other Annual      Stock        Options      Compensation
   Principal Position(s)       Year        Salary($)       Bonus($)    Compensation (1)   Awards($)(2)    (#)(3)          ($)(4)
   ---------------------       ----        ---------       --------    ----------------   ------------    ------          ------

A. Dale Mayo                   2004          $250,000         $252,035        $14,400           --              --       $27,428(5)
Chief Executive                2003          $250,000         $147,973        $14,400           --              --       $16,453(5)
Officer and President          2002          $200,000          $66,875        $14,400           --              --        $7,435(5)

Gary S. Loffredo               2004          $155,000          $35,000        $10,000           --          50,000        $8,146
Senior Vice President -        2003          $150,000           $7,500        $10,000           --          20,000       $22,065(6)
Business Affairs; General
Counsel; and secretary         2002          $150,000          $12,500        $10,000           --          20,000        $6,646

Jeff Butkovsky                 2004          $130,000          $15,000         $7,200           --          30,000        $3,744
Senior Vice President -        2003          $125,000          $10,000         $5,400           --          20,000       $15,673(7)
Chief Technology
Officer                        2002          $125,000           $7,500            $--           --          10,000        $3,780

Brian Pflug                    2004          $105,000          $35,000         $7,200           --          50,000        $6,573
Senior Vice President -        2003          $100,000           $7,500            $--           --          10,000       $21,502(6)
Accounting and Finance         2002          $100,000           $2,500            $--           --          10,000        $5,089

Kevin J. Farrell               2004          $103,125          $15,000         $7,200           --              --        $5,696
Senior Vice President -        2003          $100,000          $10,000         $7,200           --              --        $5,502
Data Center Operations         2002          $100,000          $10,000         $7,200           --              --        $5,089


     (1) Reflects car allowances paid by us.
     (2) We have not made any restricted stock awards.
     (3) Reflects stock options granted under our 2000 Stock Option Plan to Messrs. Loffredo, Butkovsky and Pflug.
     (4) Includes our matching contributions under our 401(k) plan and the premiums for group term life insurance paid by us. Under our 401(k) plan, we automatically match 50% of employee contributions up to the lesser of 15% of the employee's pay (on a per-payroll period basis) or the statutory annual limit set by the Internal Revenue Service.
     (5) Includes premiums for a ten-year term life insurance policy in the benefits amount of $5 million, under which we are the beneficiary and the proceeds of which are to be used to repurchase, after reimbursement of all premiums paid by us, shares of our capital stock held by Mr. Mayo's estate.
     (6) Includes $16,000 of shares of Class A common stock issued by us to Messrs. Loffredo and Pflug in December 2002, which shares were valued by an independent appraiser and are not subject to any contractual restrictions.
     (7) Includes $12,000 of shares of Class A common stock issued by us to Mr. Butkovsky in December 2002, which shares were valued by an independent appraiser and are not subject to any contractual restrictions.

The following table sets forth information concerning stock options granted to the Named Executives during fiscal year 2004.

                                           Individual Grants
                                           -----------------
                          Shares       % of Total
                        Underlying   Options Granted
                          Options    to Employees in    Exercise     Expiration
Name                    Granted(#)     Fiscal Year      Price($)        Date
----                    ----------     -----------      --------        ----
A. Dale Mayo                   --          --                --          --
Gary S. Loffredo           50,000          26%             $5.00    11/04/2013
Jeff Butkovsky             30,000          16%             $5.00    11/04/2013
Brian Pflug                50,000          26%             $5.00    11/04/2013
Kevin J. Farrell               --          --              --           --

The following table sets forth information regarding the number of stock options exercised by the Named Executives during fiscal year 2004 and, as of March 31, 2004, the number of securities underlying unexercised stock options and the value of the in-the-money options held by the Named Executives. We have not granted any stock appreciation rights.

Aggregate option exercises in last fiscal year and fiscal year-end option values.

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options
                                                           Options at FY-End (#)             at FY-End ($)(1)
                                                           ---------------------             ----------------
                     Shares Acquired      Value
       Name           on Exercise(#)    Realized($)    Exercisable     Unexercisable    Exercisable   Unexercisable
       ----             ------------    -----------    -----------     -------------    -----------   -------------
A. Dale Mayo                 --                --             --              --               --             --
Gary S. Loffredo             --                --         90,000          70,000          $16,667        $33,333
Jeff Butkovsky               --                --         38,333          46,677           $8,333        $16,668
Brian Pflug                  --                --         45,086          60,000           $8,333        $16,668
Kevin J. Farrell             --                --             --              --               --             --


(1) Based on the trading price of shares of our Class A common stock on March 31, 2004.


EMPLOYEE BENEFIT PLANS

In July 2002, we terminated our then existing benefits plans, including medical, dental and disability, and our 401(k) plan, and joined a Professional Employer Organization ("PEO"). Through the PEO, we purchase all of our benefits and payroll services, along with other PEO member companies. For tax filing and for benefits purposes, the employees of our company are considered to be employees of the PEO. However, Hollywood SW is not a member of the PEO, and purchases its benefits from other providers.

Through the PEO, our Company has a 401(k) plan that permits eligible employees to contribute up to 15% of their compensation, not to exceed the statutory limit. We automatically match 50% of all our employees' contributions. Employee contributions, employer matching contributions and related earnings vest immediately. Total expenses for our prior 401(k) plan and the PEO 401(k) plan were $37,000 and $39,000 for the fiscal years ended March 31, 2003 and 2004, respectively.

Hollywood SW's employees are covered by a profit sharing plan qualified under IRS section 401. The plan provides for Hollywood SW to make discretionary profit contributions on behalf of eligible employees. Hollywood SW made no contributions in 2003 or 2004.

EMPLOYMENT AGREEMENTS

A. Dale Mayo. In July 2000, we entered into an employment agreement with A. Dale Mayo, which was amended on December 1, 2000. The amended employment agreement provides for our payment of an annual base salary of $250,000 and annual bonuses equal to 3.5% of our annual gross revenues up to $10 million and 2% of any annual gross revenues in excess of $10 million. In connection with our IPO, we and Mr. Mayo entered into a second amendment to the employment agreement and have agreed that his employment term will be extended through September 30, 2006; however, it will be automatically renewed for successive one-year terms unless written notice is given by either AccessIT or Mr. Mayo at least six months prior to the end of the term (as may be extended) that such party desires to terminate the agreement. We and Mr. Mayo have further agreed his combined annual salary and bonus will be limited to $1.2 million in any fiscal year. Under his employment agreement, Mr. Mayo has agreed to not disclose or use any confidential information of our Company and, for a period of one year after the termination or expiration of his agreement, not to compete with our Company, within certain geographical limitations. We may terminate Mr. Mayo's employment if Mr. Mayo is convicted of theft or embezzlement, fraud, unauthorized appropriation of any assets or property or any felony involving dishonesty or moral turpitude. In the event of such termination, our Company will pay only any earned but unpaid salary up to the date of termination. If our Company terminates Mr. Mayo for any other reason, Mr. Mayo will be entitled to receive his salary until the scheduled expiration of the agreement, during which time Mr. Mayo will be obligated to seek other employment.

Kevin J. Farrell. In April 2000, we entered into an employment agreement with Kevin Farrell. The employment agreement provides for our payment of an annual base salary of $100,000, which amount was increased to $112,500 on January 1, 2004. A bonus may be granted in the sole discretion of our board of directors. The employment agreement expires on December 31, 2004; however, it will be automatically renewed for successive one-year terms unless written notice is given by either our Company or Mr. Farrell at least 120 days prior to the end of the term (as it may be extended) that such party desires to terminate the agreement. Mr. Farrell's employment will terminate on his death, disability or termination for cause (as defined therein). In addition, Mr. Farrell has entered into a confidentiality, non-solicitation and non-compete agreement with us, under which Mr. Farrell has agreed to not disclose or use any confidential information of our Company, to assign all intellectual property made, developed or conceived by Mr. Farrell in connection with his employment by our Company and to not compete with, or to solicit employees from, our company for a period of one year after his employment agreement is terminated or expires.

David Gajda. Under his employment agreement with Hollywood SW, Mr. Gajda serves as the President and Chief Operating Officer of Hollywood SW. The employment agreement provides for the payment by Hollywood SW of an annual base salary of $175,000 plus a bonus, if and as determined in the sole discretion of Hollywood SW's board of directors based upon any performance targets that may be adopted by that board. The employment agreement expires on October 31, 2005; however, it will be automatically renewed for successive one-year terms unless written notice is given by either Hollywood SW or Mr. Gajda at least 90 days prior to the end of the term (as it may be extended) that such party desires to terminate the agreement. Mr. Gajda's employment will terminate on his death, disability, by Mr. Gajda for good reason (as defined therein) or by Hollywood SW for cause (as defined therein). If Mr. Gajda's employment is terminated by him for good reason or by Hollywood SW without cause, Mr. Gajda is entitled to receive his base salary until the expiration of his employment term. In addition, Mr. Gajda has entered into a confidentiality, non-solicitation and non-compete agreement with Hollywood SW, under which Mr. Gajda has agreed to keep secret and treat confidentially all confidential information of Hollywood SW, to assign to Hollywood SW all intellectual property made, developed or conceived by him in connection with his employment by Hollywood SW and to not compete with the business of Hollywood SW or to solicit employees from our company or Hollywood SW for any period during which he receives severance payments from Hollywood SW. These restrictions are in addition to those contained in the Hollywood SW stock purchase agreement.

Robert Jackovich. Under his employment agreement with Hollywood SW, Mr. Jackovich serves as the Chief Technology Officer of Hollywood SW. The employment agreement provides for the payment by Hollywood SW of an annual base salary of $175,000 plus a bonus, if and as determined in the sole discretion of Hollywood SW's board of directors based upon any performance targets that may be adopted by that board. The employment agreement expires on October 31, 2005; however, it will be automatically renewed for successive one-year terms unless written notice is given by either Hollywood SW or Mr. Jackovich at least 90 days prior to the end of the term (as it may be extended) that such party desires to terminate the agreement. Mr. Jackovich's employment will terminate on his death, disability, by Mr. Jackovich for good reason (as defined therein) or by Hollywood SW for cause (as defined therein). If Mr. Jackovich's employment is terminated by him for good reason or by Hollywood SW without cause, Mr. Jackovich is entitled to receive his base salary until the expiration of his employment term. In addition, Mr. Jackovich has entered into a confidentiality, non-solicitation and non-compete agreement with Hollywood SW, under which Mr. Jackovich will agree to keep secret and treat confidentially all confidential information of Hollywood SW, to assign to Hollywood SW all intellectual property made, developed or conceived by him in connection with his employment by Hollywood SW and to not compete with the business of Hollywood SW or to solicit employees from our company or Hollywood SW for any period during which he receives severance payments from Hollywood SW. These restrictions are in addition to those contained in the Hollywood SW stock purchase agreement. If, however, Mr. Jackovich's employment is terminated by Hollywood SW without cause or by him for good reason, he may work for a consulting company or a company in the film production, exhibition or distribution business if such company does not provide outsourced solutions similar to those of Hollywood SW to third parties.

Erik Levitt. Under his employment agreement with Core, Mr. Levitt serves as the President and Chief Operating Officer of Managed Services. The employment agreement provides for the payment by Core of an annual base salary of $100,000 plus a bonus, if and as determined in the sole discretion of Core's board of directors. The employment agreement expires on March 31, 2007; however, it will be automatically renewed for successive one-year terms unless written notice is given by either Core or Mr. Levitt at least 90 days prior to the end of the term (as it may be extended) that such party desires to terminate the agreement. Mr. Levitt's employment will terminate on his death, disability or by Core for cause (as defined therein). In addition, Mr. Levitt has entered into a confidentiality, non-solicitation and non-compete agreement with Core, under which Mr. Levitt has agreed to keep secret and treat confidentially all confidential information of Core, to assign to AccessIT or Core all intellectual property made, developed or conceived by him in connection with his employment by Core and to not compete with the business of Core or to solicit employees from AccessIT or Core during the term of his employment and for a period of five years thereafter. These restrictions are in addition to those contained in the Core stock purchase agreement.

Russell Wintner. Under his employment agreement with AccessDM, Mr. Wintner serves as the President and Chief Operating Officer of AccessDM. The employment agreement provides for the payment by AccessDM of an annual base salary of $160,000 plus a bonus, if and as determined in the sole discretion of AccessDM's board of directors. The employment agreement expires on October 31, 2004; however, it will be automatically renewed for successive one-year terms unless written notice is given by either AccessDM or Mr. Wintner at least 90 days prior to the end of the term (as it may be extended) that such party desires to terminate the agreement. Mr. Wintner's employment will terminate on his death, disability or by AccessDM for cause (as defined therein). Mr. Wintner has entered into a confidentiality, inventions and non-compete agreement with AccessDM, under which Mr. Wintner has agreed to keep secret and treat confidentially all confidential information of AccessDM, to assign to AccessIT or AccessDM all intellectual property made, developed or conceived by him in connection with his employment by AccessDM and to not compete with the business of AccessDM or to solicit employees from AccessIT or AccessDM for any period during his employment and for two years thereafter.

DIRECTORS' COMPENSATION

Our directors do not presently receive any cash compensation for serving as directors or participating on any committee of our board of directors, but are reimbursed for the out-of-pocket expenses that they incur in attending board meetings. Non-employee directors are eligible for grants under our 2000 Stock Option Plan and, to date, four present directors and one former director have been granted options covering an aggregate of 30,000 shares of Class A common stock for services provided by them as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2004, certain information with respect to the beneficial ownership of the Class A common stock as to (i) each person known by us to beneficially own more than five percent of the outstanding shares of our Class A common stock, (ii) each of our directors, (iii) each of our Named Executives and (iv) all of our directors and executive officers as a group.

                             PRINCIPAL STOCKHOLDERS

                                                                   SHARES BENEFICIALLY OWNED (a)
NAME (b)                                                               NUMBER             PERCENT
--------                                                               ------             -------
A. Dale Mayo..............................................         1,015,412 (c)           10.6%
Brett E. Marks............................................           533,563 (d)            5.6%
Kevin J. Farrell..........................................           305,000                3.2%
Gary S. Loffredo..........................................           110,000 (e)            1.1%
Jeff Butkovsky............................................            56,667 (f)             *
Brian Pflug...............................................            65,186 (g)             *
Robert Davidoff, 40 Stoner Avenue, Great Neck, NY 11021...             2,667 (h)             *
Gerald Crotty.............................................               667 (h)             *
MidMark Equity Partners II, L.P., 177 Madison Avenue,
Morristown, NJ 07960......................................         2,214,879               23.1%
MidMark Advisors II, LLC, 177 Madison Avenue, Morristown, NJ
07960.....................................................                 - (i)             -
Wayne L. Clevenger, c/o MidMark Equity Partners II, L.P.,
177 Madison Avenue, Morristown, NJ 07960..................                 - (j)             -
Matthew Finlay, c/o MidMark Equity Partners II, L.P., 177
Madison Avenue, Morristown, NJ 07960......................                 - (k)             -
All directors and executive officers as a group...........          4,763,596              48.8%

--------------------
*        Less than 1%
(a) Applicable percentage of ownership is based on 8,584,064 shares of Class A common stock outstanding as of June 15, 2004 together with all applicable options, warrants and other securities convertible into shares of our Class A common stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Class A common stock subject to options, warrants or other convertible securities exercisable within 60 days after June 15, 2004 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares shown.
(b) Unless otherwise indicated, the business address of each person named in the table is c/o Access Integrated Technologies, Inc., 55 Madison Avenue, Suite 300, Morristown, New Jersey 07960.
(c) Includes 905,811 shares of Class B common stock held by Mr. Mayo and 100,000 shares of Class B common stock held by Mr. Mayo's spouse. Mr. Mayo disclaims beneficial ownership of all 100,000 shares of Class B common stock held by Mr. Mayo's spouse. The holder of each share of class B common stock is entitled to ten votes per share. Including the voting rights of his shares of Class B common stock, Mr. Mayo may exercise up to 54.0% of the total voting power of our common stock. Each share of Class B common stock is convertible at any time at the holder's option into one share of Class A common stock.

(d) Includes 17,764 shares of Class A common stock held by Mr. Marks' spouse.
(e) Includes 90,000 shares of Class A common stock underlying options exercisable within sixty days of June 15, 2004 that may be acquired upon exercise of such options.
(f) Includes 41,667 shares of Class A common stock underlying options exercisable within sixty days of June 15, 2004 that may be acquired upon exercise of such options.
(g) Includes 45,186 shares of Class A common stock underlying options exercisable within sixty days of June 15, 2004 that may be acquired upon exercise of such options.
(h) Represents shares of Class A common stock underlying options exercisable within sixty days of June 15, 2004 that may be acquired upon exercise of such options.
(i) MidMark Advisors II, LLC is the general partner of MidMark Equity Partners II, L.P.
(j) Mr. Clevenger is a managing director of MidMark Equity Partners II, L.P. and a managing member of MidMark Advisors II, LLC.
(k)      Mr. Finlay is a director of MidMark Equity Partners II, L.P.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2000, A. Dale Mayo, one of our co-founders and our President and Chief Executive Officer, and Brett E. Marks, a founder and an executive officer and director of our Company, invested $200,000 and $100,000 respectively, in Fibertech & Wireless, Inc., a holding company formed on March 29, 2000 with no material assets or business activity, and received 10,000,000 and 5,000,000 shares, respectively, of the common stock of Fibertech & Wireless, Inc. Upon the merger of Fibertech & Wireless, Inc. into AccessColo, Inc. in September 2000, each of such shares was exchanged for 0.6205 of a share of common stock of AccessColo, Inc., and resulted in A. Dale Mayo owning 1,241,000 shares of Class A common stock and Brett E. Marks owning 620,500 shares of Class A common stock. We changed its name from AccessColo, Inc. to Access Integrated Technologies, Inc. in November 2001.

Kevin A. Booth, one of our co-founders and a former director of our Company (and a former employee), and Kevin J. Farrell, a co-founder, director and Senior Vice President -- Data Center Operations of our Company, each received 400,000 shares of Class A common stock in April 2000, upon formation of AccessColo, Inc. and in connection with their employment and status as co-founders. At the time of their receipt of such shares, we were a subsidiary of Fibertech & Wireless, Inc. In July 2003, Mr. Booth left our employ and also resigned from our Board of Directors.

In October 2001, A. Dale Mayo returned 153,333 shares of Class B common stock and Brett E. Marks, Kevin A. Booth and Kevin J. Farrell returned 76,667, 85,000 and 85,000 shares, respectively, of Class A common stock and received no consideration from us for such returned shares.

In December 2002, A. Dale Mayo returned 30,000 shares of our Class B common stock and Brett E. Marks, Kevin A. Booth and Kevin J. Farrell returned 10,000, 10,000 and 10,000 shares, respectively, of Class A common stock and received no consideration from us for such returned shares.

In connection with the execution of one of our long-term real property leases,
A. Dale Mayo and Brett E. Marks posted a letter of credit in the aggregate amount of $525,000 in June 2000. This letter of credit was reduced by one-third in each of the three successive years and terminated in June 2003. We reimbursed Messrs. Mayo and Marks for the issuance costs of approximately $10,000 for the letter of credit.

Wayne Clevenger and Matthew Finlay, two of our directors, are directors of MidMark, which previously held all of our outstanding Series A and Series B preferred stock and related contingent warrants. In connection with its purchase of shares of our Series A and Series B preferred stock, we paid MidMark a $75,000 investment banking fee. In September 2003, we entered into an exchange agreement with MidMark, under which we agreed to issue 2,207,976 additional shares of Class A common stock to MidMark in exchange for all of our outstanding shares of Series A and Series B preferred stock, including accrued dividends thereon, and through the exercise and exchange of certain warrants. Upon the IPO, MidMark (i) converted all 8,202,929 shares of its Series A and Series B preferred stock into 1,640,585 shares of Class A common stock; (ii) exchanged warrants that were exercisable, subject to certain future conditions, for up to 951,041 shares of Class A common stock, for 320,000 shares of Class A common stock; (iii) exercised a warrant exercisable for up to 144,663 shares of Class A common stock (143,216 shares on a cashless-exercise basis); and (iv) accepted 104,175 shares of Class A common stock as payment of all accrued dividends on shares of Series A and Series B preferred stock held by such stockholder. The number of shares of Class A common stock issued as payment of accrued dividends was calculated at the offering price of $5.00. Additionally, MidMark also purchased $333,000 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants. Each of these directors have been granted options to purchase 5,000 shares of our Class A common stock. We paid MidMark a management fee of $50,000 per year until November 2003.

From March 2002 to August 2002, we borrowed from, and issued five-year promissory notes (each bearing interest at 8% per year) to, Mr. Mayo, Mr. Marks, CMNY, John L. O'Hara, a member of our board of advisors, and several other investors in the aggregate principal amount of $3.175 million. From June 2003 to July 2003, we borrowed from, and issued five-year promissory notes (each bearing interest at 8% per year) to, Mr. O'Hara and several other investors in the aggregate principal amount of $1.23 million. In connection with these five-year notes, we granted to these investors ten-year warrants with an exercise price of $0.05 per share to purchase up to an aggregate of 440,500 shares of Class A common stock, which warrants were exercised before the completion of the IPO. Messrs. Mayo, Marks and O'Hara and CMNY have exercised all of the warrants attached to the five-year notes held by them and purchased an aggregate of 142,500 shares of Class A common stock. The net proceeds of the five-year note issuances were used to repay the one-year notes and to fund our working capital requirements.

On March 24, 2004, pursuant to the Exchange Offer, we exchanged $2.5 million and $1.7 million aggregate principal amount of five-year promissory notes for shares of Class A common stock and for longer term 6% convertible notes, respectively. We issued 707,477 unregistered shares of Class A common stock and $1.7 aggregate principal amount of convertible notes convertible into a maximum of 308,225 shares of Class A common stock (i) at any time up to the maturity date at each holder's option or (ii) automatically on the date when the average closing price on the American Stock Exchange of the Class A common stock for 30 consecutive trading days has been equal to or greater than $12.00.

A. Dale Mayo and Brett E. Marks invested $250,000 and $125,000, respectively, in our offering of one-year 8% notes and received warrants to purchase 4,601 and 2,301 shares, respectively, of Class A common stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Messrs. Mayo and Marks invested $250,000 and $125,000, respectively, in our offering of five-year 8% promissory notes and received warrants to purchase 25,000 and 12,500 shares, respectively, of Class A common stock at $0.05 per share. In September 2003, all of the warrants that were attached to our one-year and five-year promissory notes held by Messrs. Mayo and Marks were exercised. In March 2004 Messrs. Mayo and Marks participated in the Exchange Offer and exchanged their 5-year notes and accrued interest totaling $382,000 for Convertible Notes, convertible into 67,713 shares of Class A common stock. As of March 31, 2003 and 2004, the principal due to these executive officers of $375,000 and $382,000, respectively, is included in notes payable.

Warren H. Colodner, one of our former directors, is a partner in the law firm of Kirkpatrick & Lockhart LLP, which provided legal services to us until November 2003, including handling legal matters related to the IPO. For the fiscal years ended March 31, 2003 and 2004, we purchased approximately $124,000 and $639,000, respectively, of legal services from this firm. Mr. Colodner was granted options to purchase 4,000 shares of Class A common stock.

Robert Davidoff, one of our directors, is the general partner of CMNY Capital II, L.P., which holds 157,927 shares of Class A common stock, and a director of Sterling/Carl Marks Capital, Inc., which holds 51,025 shares of Class A common stock. CMNY Capital II, L.P. also invested $1 million in our offering of one-year promissory notes, which was repaid in March 2002, and invested $1 million in our offering of five-year promissory notes. The warrants attached to such one-year and five-year notes were exercised in August 2003 and are included in the share numbers above. Mr. Davidoff has also been granted options to purchase 9,000 shares of Class A common stock. In March 2004 CMNY Capital II, LP participated in the Exchange Offer and exchanged its five-year promissory notes and accrued interest totaling $1 million for Convertible Notes, convertible into 180,569 shares of Class A common stock. As of March 31, 2003 and 2004, the principal due to CMNY Capital II, LP of $1 million in each of those years, is included in notes payable.

Harvey Marks, a member of our board of advisors, is the father of Brett E. Marks, one of our founders and executive officers, and is a partner in an entity that performs real estate services for us. We incurred real estate commissions of $26,000 related to services provided by this entity during the fiscal year ended March 31, 2002. Harvey Marks also has been granted options to purchase 41,025 shares of Class A common stock at a weighted average exercise price of $6.83 per share.

John L. O'Hara, a member of our board of advisors, is the President of John O'Hara Contracting, Inc., which performs construction and other work at our IDCs. Mr. O'Hara has invested $50,000 in our five-year notes, and holds 5,000 five-year note attached warrants. This contractor has been paid $18,000 and $10,000 for the fiscal years ended March 31, 2003 and 2004, respectively. John O'Hara Contracting, Inc. also, owns 8,000 shares of Class A common stock, issued as partial consideration for work performed during the fiscal year ended March 31, 2001. In September 2003, Mr. O'Hara exercised the five-year warrants. In addition, in March 2004, Mr. O'Hara participated in the Exchange Offer and exchanged his 5 year notes and accrued interest totaling $51,000 for 14,264 shares of Class A common stock.

Edward H. Herbst, one of the members of our board of advisors, owns an architectural services firm that performs work at our IDCs. His firm was paid $3,000 and $1,000 for the fiscal years ended March 31, 2003 and March 31, 2004, respectively. In addition, Mr. Herbst holds options to purchase 600 shares of our Class A common stock.

In January 2003, the board of directors approved the purchase of two separate ten-year, term life insurance policies on the life of A. Dale Mayo. Each policy carries a death benefit of $5 million, and we are the beneficiary of each policy. Under one of the policies, however, the proceeds will be used to repurchase, after reimbursement of all premiums paid by us some, or all of the shares of our capital stock held by Mr. Mayo's estate at the then-determined fair market value.

In connection with the Hollywood SW acquisition, we purchased all of the outstanding capital stock of Hollywood SW from its security holders, David Gajda and Robert Jackovich, on November 3, 2003. Messrs. Gajda and Jackovich have continued as executive officers of Hollywood SW under new employment agreements and have received an aggregate of 400,000 unregistered shares of our Class A common stock, less 40,444 unregistered shares of Class A common stock that were issued to certain optionees of Hollywood SW.

Hollywood SW and Hollywood Media Center, LLC, a limited liability company that is 95% owned by David Gajda, one of the sellers of Hollywood SW, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space. We have assumed Hollywood SW's obligations under this lease pursuant to the acquisition, including the monthly rental payments of $2,335. The lease is currently a month-to-month tenancy with the same monthly rent. Mr. Gajda is the President of Hollywood SW. On May 1, 2004 an additional 933 square feet were rented on a month-to-month basis for monthly additional rental payments of $1,000.

In connection with Russell J. Wintner's employment arrangement with AccessDM, we paid Mr. Wintner a finder's fee of $25,000 during the fiscal year ended March 2004, in connection with his efforts related to the Hollywood SW acquisition.

We entered into a consulting agreement with Kevin A. Booth, one of our co-founders and directors, following the termination of his employment with us as of July 5, 2003. Under the terms of the agreement, Mr. Booth agreed to provide consulting services to us in connection with the IPO and our acquisition of Hollywood SW, for which we paid him $10,000 per month (plus reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. We also paid Mr. Booth $20,000 in November 2003 in connection with the completion of the IPO. After September 30, 2003, we may, in our sole discretion, retain Mr. Booth's services for future projects on mutually agreed to terms. Mr. Booth has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, will remain in effect through July 4, 2004.

In connection with the Core acquisition, we purchased all of the outstanding capital stock of Core from its sole security holder, Erik Levitt, on January 9, 2004. Mr. Levitt continued as an executive officer of Core under a new employment agreement and as consideration for the sale of Core capital stock, received $250,000 and 100,000 unregistered shares of Class A common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The exhibits are listed in the Exhibit Index beginning on page 94 herein.

(b) Reports on Form 8-K.

    Form 8-K filed with the Securities and Exchange Commission on February 17, 2004 announcing the Company's financial results for the fiscal quarter ended December 31, 2003 (File No. 001-31810).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Our audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by PricewaterhouseCoopers LLP, the auditor of our annual consolidated financial statements for fiscal years ended March 31, 2003 and March 31, 2004. Specifically, the committee has pre-approved the use of PricewaterhouseCoopers LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the company requests PricewaterhouseCoopers LLP to undertake on matters not required by laws or regulations. In each case, the committee has required management to obtain specific pre-approval from the committee for any engagements.

The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in the fiscal years ended March 31, 2003 and 2004 for these various services were:

      Type of Fees                          2003             2004
      ------------                          ----             ----
      Audit Fees                        $339,626         $190,380
      Audit-Related Fees                  60,685           26,308
      Tax Fees                            72,084           15,875
      All Other Fees                       1,400            1,400
      --------------                       -----            -----
      Total                             $473,795         $233,963
                                        ========         ========


In the above table, in accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees AccessIT paid PricewaterhouseCoopers LLP for professional services for the audit of AccessIT's consolidated financial statements included in Form SB-2 and Form 10-KSB and review of consolidated financial statements included in Form SB-2 and Form 10-QSBs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of AccessIT's consolidated financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:  June 25, 2004            By: /s/ A. Dale Mayo
                                    ___________________________________
                                    A. Dale Mayo
                                    President and Chief Executive Officer and Director
                                    (Principal Executive Officer)


Date:  June 25, 2004            By: /s/ Brian D. Pflug
                                    ___________________________________
                                    Brian D. Pflug
                                    Senior Vice President - Accounting & Finance
                                    (Principal Financial Officer)

                  We, the undersigned directors and officers of Access Integrated Technologies, Inc., do hereby constitute and appoint, A. Dale Mayo and Gary S. Loffredo, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the aforesaid annual report on Form 10-KSB, including specifically, but without limitation, the power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including any post-effective amendment(s)) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. In accordance with the requirements of the Securities Act of 1933, as amended, this report was signed by the following persons in the capacities and on the date(s) stated:

                SIGNATURE(S)                              TITLE(S)                     DATE

/s/ A. Dale Mayo                              President, Chief Executive Officer    June 25, 2004
-----------------------------------------     and Chairman of the
A. Dale Mayo                                  Board of Directors

/s/ Kevin J. Farrell                          Senior Vice President-- Data Center   June 25, 2004
-----------------------------------------     Operations and Director
Kevin J. Farrell

/s/ Brett E. Marks                            Senior Vice President-- Business      June 25, 2004
-----------------------------------------     Development and Director
Brett E. Marks

/s/ Gary S. Loffredo                          Senior Vice President-- Business      June 25, 2004
-----------------------------------------     Affairs, General Counsel, Secretary
Gary S. Loffredo                              and Director

/s/ Brian D. Pflug                            Senior Vice President-- Accounting    June 25, 2004
-----------------------------------------     and Finance
Brian D. Pflug



/s/ Robert Davidoff                           Director                              June 25, 2004
-----------------------------------------
Robert Davidoff

/s/ Wayne L. Clevenger                        Director                              June 25, 2004
-----------------------------------------
Wayne L. Clevenger

/s/ Matthew W. Finlay                         Director                              June 25, 2004
-----------------------------------------
Matthew W. Finlay

/s/ Gerald C. Crotty                          Director                              June 25, 2004
-----------------------------------------
Gerald C. Crotty


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT
-------               -----------------------

2.1           --      Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software,
                      Inc. and its stockholders. (1)
2.2           --      Exchange Agreement, dated as of September 17, 2003, between the Company and MidMark Equity
                      Partners II, L.P. (2)
2.3           --      Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar &
                      Co., LLC. (3)
2.4           --      Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Concurrent
                      Technologies, Inc. and Erik B. Levitt. (4)
2.5           --      Asset Purchase Company, dated as of March 29, 2004, between the Company and The Boeing
                      Company. (5)
2.6           --      Form of Exchange Agreement (debt for equity), dated as of March 24, 2004, between the
                      Company and each Investor taking part in the March 24, 2004 exchange offering. (6)
2.7           --      Form of Exchange Agreement (debt for debt), dated as of March 24, 2004, between the Company and each Investor taking part in the March 24, 2004 exchange offering. (6)
2.8           --      Securities Purchase Agreement, dated as of June 2, 2004, among the Company and certain investors. (7)
3.1           --      Amendment to Third Amended and Restated Certificate of Incorporation of the Company. (2)
3.2           --      Bylaws of the Company. (1)
3.3           --      Fourth Amended and Restated Certificate of Incorporation of Company. (4)
4.1           --      Form of Warrant Agreement (with Warrant Certificates) between the Company and the lead underwriter. (3)
4.2           --      Specimen certificate representing Class A common stock. (2)
4.3           --      Promissory note issued by the Company to ColoSolutions, Inc., dated November 27, 2002. (1)
4.4           --      Promissory note issued by the Company to holders of ten-year warrants. (1)
4.5           --      Form of note to be issued by the Company to the selling stockholders of Hollywood Software,
                      Inc. (1)
4.6           --      Form of Pledge and Security Agreement between the Company, the selling stockholders of
                      Hollywood Software, Inc. and the pledge agent. (1)
4.7           --      Promissory note dated November 3, 2003 issued by the Company to David Gajda. (3)
4.8           --      Promissory note dated November 3, 2003 issued by the Company to Robert Jackovich. (3)
4.9           --      Pledge and Security Agreement, dated as of November 3, 2003, between the Company and the selling stockholders of Hollywood Software, Inc. (3)
4.10          --      Registration Rights Agreement, dated as of January 9, 2004, between the Company and Erik B.
                      Levitt. (4)
4.11          --      Promissory note dated March 29, 2004 issued by the Company to The Boeing Company. (5)
4.12          --      Registration Rights Agreement, dated as of March 29, 2004, between the Company and The
                      Boeing Company. (5)
4.13          --      Form of Subordinated Convertible Promissory Note, dated March 24, 2004, issued by the
                      Company to each Investor taking part in the March 24, 2004 exchange offering. (6)
4.14          --      Form of Registration Rights Agreement, dated as of March 24, 2004, between the Company and each Investor taking part in the March 24, 2004 exchange offering. (6)
4.15          --      Form of Warrant, dated June 2004, issued to purchasers pursuant to Securities Purchase
                      Agreement, dated as of June 1, 2004, among the Company and certain investors. (7)
4.16          --      Form of Warrant, dated June 2004, issued to placement agent in connection with Securities
                      Purchase Agreement, dated as of June 1, 2004, among the Company and certain investors. (7)



4.17          --      Registration Rights Agreement, dated as of June 2004, among the Company and certain investors. (7)
4.18          --      Promissory Note, dated November 14, 2003, issued by the Company to David Gajda.*
4.19          --      Promissory Note, dated November 14, 2003, issued by the Company to Robert Jackovich.*
10.1          --      Employment Agreement, dated as of July 1, 2000 (as amended), between the Company and A.
                      Dale Mayo. (1)
10.2          --      Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (1)
10.3          --      Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert
                      Jackovich. (1)
10.4          --      Amendment to No. 1 to the First Amended and Restated 2000 Stock Option Plan of the Company. (2)
10.5          --      Asset Purchase Agreement, dated as of November 16, 2001, between the Company and
                      Bridgepoint International (USA), Inc. (1)
10.6          --      Asset Purchase Agreement, dated as of October 10, 2002, between the Company, R.E. Stafford,
                      Inc. d/b/a ColoSolutions and Cob Solutions Global Services, Inc. (1)
10.7          --      Services Distribution Agreement, dated July 17, 2001, between the Company and Managed
                      Storage International, Inc. (1)
10.8          --      License Agreement between the Company and AT&T Corp., dated July 31, 2001. (1)
10.9          --      Master Agreement for Colocation Space between the Company (by assignment from Cob Solutions
                      Global Services, Inc.) and KMC Telecom VI LLC dated April II, 2002. (1)
10.10         --      License Agreement between the Company (by assignment from Bridgepoint International (USA),
                      Inc.) and Zone Telecom, Inc. dated February 27, 2001. (1)
10.11         --      Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech &
                      Wireless, Inc.) and 55 Madison Associates, LLC. (1)
10.12         --      Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry
                      Associates, LLC. (1)
10.13         --      Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech &
                      Wireless, Inc.) and RFG Co. Ltd. (1)
10.14         --      Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company
                      (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (1)
10.15         --      First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech
                      & Wireless, Inc.) and RFG Co. Ltd. dated October 27, 2000. (1)
10.16         --      Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from
                      BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (1)
10.17         --      Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18,
                      2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and
                      75 Broad, LLC dated May 16, 2000. (1)
10.18         --      Second Additional Space and Lease Modification to the Agreement of Lease, dated as of
                      January 18, 2000, between the Company (by assignment from BridgePoint International
                      (Canada), Inc.) and 75 Broad, LLC dated August 15, 2000. (1)
10.19         --      Lease Agreement, dated as of January 17, 2001, as amended, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Union National Plaza I, Inc.
                      (1)
10.20         --      Lease Agreement, dated as of February 6, 2001, between the Company (by assignment from R.
                      E. Stafford, Inc. d/b/a ColoSolutions) and Granite -- Wall Street Limited Partnership
                      (successor in interest to Duffy Wall Street L.L.C.). (1)
10.21         --      Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R.
                      E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership. (1)
10.22         --      Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from
                      ColoSolutions L.L.C.) and 340 Associates, L.L.C. (1)
10.23         --      Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R.
                      E. Stafford, Inc. d/b/a ColoSolutions) and Jerry J. Howard and Eddy D. Howard. (1)

10.24         --      Office Lease, dated as of February 22, 2001, between
                      the Company (by assignment from R. E. Stafford, Inc.
                      d/b/a ColoSolutions) and One Liberty Place, L.C. (1)
10.25         --      Commercial Property Lease between Hollywood Software,
                      Inc. and Hollywood Media Center, LLC, dated January
                      1, 2000. (1)
10.26         --      Lease, dated as of February 1, 1999, between
                      Hollywood Software, Inc. and Spieker Properties, L.
                      P. (1)
10.27         --      First Amendment to Lease, dated as of February 1,
                      1999, between Hollywood Software, Inc. and Spieker
                      Properties, L.P. dated May 10, 2000. (1)
10.28         --      Second Amendment to Lease, dated as of February 1,
                      1999, between Hollywood Software, Inc. and Spieker
                      Properties, L.P. dated February 16, 2001. (1)
10.29         --      Third Amendment to Lease, dated as of February 1,
                      1999, between Hollywood Software, Inc. and EOP-BREA
                      Park Centre, L.P. (successor in interest to Spieker
                      Properties, L.P.), dated June 27, 2002. (1)
10.30         --      Consulting Agreement between the Company (formerly
                      Fibertech & Wireless, Inc.) and Harvey Marks dated
                      June 2000. (1)
10.31         --      Independent Contractor Agreement, dated July31, 2003,
                      between the Company and Kevin Booth. (2)
10.32         --      Universal Transport Exchange License and Option
                      Agreement, dated August 13, 2003, by and between the
                      Company and Universal Access, Inc. (2)
10.33         --      Employment Agreement, dated as of January 9, 2004,
                      between the Company and Erik B. Levitt. (4)
10.34         --      Confidentiality, Inventions and Noncompete Agreement,
                      dated as of January 9, 2004, between the Company and
                      Erik B. Levitt. (4)
10.35         --      Employment Agreement, dated as of November 21, 2003,
                      between the Company and Russell Wintner. *
21.1          --      List of Subsidiaries.*
23.1          --      Consent of PricewaterhouseCoopers LLP.*
24.1          --      Power of Attorney (included on signature page).*
31.1          --      Officer's Certificate Pursuant to 15 U.S.C. Section
                      7241, as Adopted Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.*
31.2          --      Officer's Certificate Pursuant to 15 U.S.C. Section
                      7241, as Adopted Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.*
32.1          --      Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.*
32.2          --      Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.*

* Filed herewith.

Documents Incorporated Herein by Reference:

(1) Previously filed with the Securities and Exchange Commission on August 6, 2003 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-107711).

(2) Previously filed with the Securities and Exchange Commission on September 22, 2003 as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-107711).

(3) Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company's Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(4) Previously filed with the Securities and Exchange Commission on February 17, 2004 as an exhibit to the Company's Form 10-QSB (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on April 2, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on April 29, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on June 2, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).