Form 10QSB
period 2004-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2004-08-12
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    For the transition period from --- to ---

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

                                 (973-290-0080)
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                Check whether the registrant filed all documents
         and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Actafter the distribution of securities under a plan confirmed by a court. ___ Yes ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         8,584,066 shares of Class A Common Stock, $.001 par value, and
               1,005,811 shares of Class B Common Stock, $.001 par
                   value, were outstanding on August 12, 2004

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                           Page

     Item 1.     Consolidated Financial Statements

                 Consolidated Balance Sheet at June 30, 2004 (unaudited)      2

                 Consolidated Statements of Operations for the three months
                 ended June 30, 2003 and 2004 (unaudited)                     3

                 Consolidated  Statements  of Cash  Flows for the three
                 months ended June 30, 2003 and 2004 (unaudited)              4

                 Notes to Consolidated Financial Statements (unaudited)       5

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               11

     Item 3.     Controls and Procedures                                     18

PART II -- OTHER INFORMATION

     Item 2.     Changes In Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                              18

     Item 5.     Other Information                                           18

     Item 6.     Exhibits and Reports on Form 8-K                            18

     Signatures                                                              19

     Exhibit Index                                                           20


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)
                                                                                    JUNE 30,2004
                                                                                    ------------
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................................           $ 5,249
Accounts receivable, net....................................................               713
Prepaid and other current assets............................................               317
Unbilled revenue............................................................                65
                                                                                            --
Total current assets........................................................             6,344
                                                                                         -----

Property and equipment, net.................................................             5,518
Intangible assets, net......................................................             3,838
Capitalized software costs, net.............................................             1,509
Goodwill....................................................................             5,371
Deferred costs..............................................................               133
Unbilled revenue, net of current portion....................................               557
Security deposits...........................................................               469
                                                                                           ---
Total assets................................................................           $23,739
                                                                                       =======

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses.......................................              $940
Current portion of notes payable............................................               812
Current portion of customer security deposits...............................                41
Current portion of capital leases...........................................                86
Current portion of deferred revenue.........................................               616
Current portion of deferred rent expense....................................                44
                                                                                            --
Total current liabilities...................................................             2,539
                                                                                         -----

Notes payable, net of current portion.......................................             5,344
Customer security deposits, net of current portion..........................               113
Deferred revenue, net of current portion....................................               254
Capital leases, net of current portion......................................                35
Deferred rent expense.......................................................               895
Deferred tax liability......................................................             1,442
Common stock warrants.......................................................               776
                                                                                           ---
Total liabilities...........................................................            11,398
                                                                                        ------

COMMITMENTS AND CONTINGENCIES (See Note 6)

Redeemable Class A common stock, issued and outstanding, 53,534 shares                     238

Stockholders' Equity:
Class A common stock, $0.001 par value per share; 40,000,000 shares
authorized; shares issued and outstanding, 8,530,530........................                 8
Class B common stock, $0.001 par value per share; 15,000,000 shares
authorized; shares issued and outstanding, 1,005,811 .......................                 1
Additional paid-in capital..................................................            27,758
Accumulated deficit.........................................................           (15,664)
                                                                                      --------
Total stockholders' equity..................................................            12,103
                                                                                        ------
Total liabilities, redeemable stock and stockholders' equity................           $23,739
                                                                                       =======

See accompanying notes to consolidated financial statements.



                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                            JUNE 30,
                                                                                            --------
                                                                                      2003              2004
                                                                                      ----              ----
Revenues:
 Media services..........................................................             $ --              $532
 Data centers............................................................            1,421             1,679
                                                                                     -----             -----
Total revenues...........................................................            1,421             2,211

Costs of revenues (exclusive of depreciation and amortization shown below):
 Media services..........................................................               --               115
 Data centers............................................................              869             1,017
                                                                                       ---             -----
Total costs of revenue...................................................              869             1,132

Gross profit.............................................................              552             1,079

Operating expenses:
Selling, general and administrative (excludes non-cash stock-based
compensation of $6 in 2003 and $4 in 2004)                                             558             1,152
Research and development.................................................               --                47
Non-cash stock-based compensation........................................                6                 4
Depreciation and amortization............................................              619               774
                                                                                       ---               ---

Total operating expenses.................................................            1,183             1,977
                                                                                     -----             -----

Loss from operations.....................................................             (631)             (898)

Interest income..........................................................                1                --
Interest expense.........................................................             (116)              (97)
Non-cash interest expense................................................              (80)              (47)
Minority interest in subsidiary..........................................               --                10
Other expense, net.......................................................               (6)              (11)
                                                                                       ---              ----
Net loss before income taxes.............................................             (832)           (1,043)

Income tax benefit.......................................................               --                78
                                                                                        --                --

Net loss.................................................................             (832)             (965)

Accretion related to redeemable convertible preferred stock..............             (226)               --
Accretion of preferred dividends.........................................              (90)               --
                                                                                      -----             -----

Net loss available to common stockholders................................          $(1,148)            $(965)
                                                                                   ========            ======

Net loss available to common stockholders per common share:
Basic and diluted........................................................           $(0.38)           $(0.11)
                                                                                   ========           =======

Weighted average number of common shares outstanding:
Basic and diluted........................................................        3,021,577         8,517,746
                                                                                 ==========       ===========


See accompanying notes to consolidated financial statements.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)
                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                             JUNE 30,
                                                                                             --------
                                                                                       2003           2004
                                                                                       ----           ----
Cash flows from operating activities:
Net loss........................................................................       $(832)       $(965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...................................................         619          774
Amortization of software development costs......................................          --           60
Non-cash stock-based compensation...............................................           6            4
Non-cash interest expense.......................................................          80           47
Minority interest...............................................................          --          (10)
Gain on exchange of minority interest shares....................................          --          (13)
Decrease in fair value of common stock warrant..................................          --          (21)
Changes in operating assets and liabilities:
Accounts receivable.............................................................         (55)        (204)
Prepaid and other current assets................................................        (108)         (21)
Other assets....................................................................        (178)         (57)
Accounts payable and accrued expenses...........................................         (25)        (431)
Deferred revenue................................................................         (49)        (156)
Other liabilities...............................................................          71          (27)
                                                                                           --         ----

Net cash used in operating activities...........................................        (471)      (1,020)
                                                                                        -----      -------

Cash flows from investing activities:
Purchases of property and equipment.............................................         (57)         (57)
Additions to capitalized software costs.........................................          --         (140)
                                                                                          --         -----

Net cash used in investing activities...........................................         (57)        (197)
                                                                                         ----        -----

Cash flows from financing activities:
Net proceeds from issuance of notes payable and warrants........................       1,055           --
Repayment of notes payable......................................................          --         (129)
Principal payments on capital leases............................................         (76)         (29)
Proceeds from issuance of common stock..........................................          --        4,294
                                                                                          --        ------

Net cash provided by financing activities.......................................         979        4,136
                                                                                         ---        -----

Net increase in cash and cash equivalents.......................................         451        2,919
Cash and cash equivalents at beginning of period................................         956        2,330
                                                                                         ---        -----

Cash and cash equivalents at end of period......................................      $1,407       $5,249
                                                                                      =======      =======


See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)
NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media Inc. ("AccessDM") a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003 . Core Technology Services, Inc. ("Core") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. In June 2004, we began referring to Core as AccessIT Managed Services ("Managed Services"). AccessIT, AccessDM, Hollywood SW and Managed Services are referred to herein collectively as the "Company." AccessIT designs, builds, and operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the Internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASP"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. AccessDM was formed to utilize AccessIT's existing infrastructure to store and distribute digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a managed service provider of information technologies; its primary offering is to provide managed network services through its global network command center.

BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial information has been prepared by AccessIT. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

For the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, the Company has been financed primarily through equity and debt financing, including the completion in June 2004 of a $4,870 private placement of Class A Common Stock (the "Private Placement"). However, the Company has incurred substantial losses since inception. For the three months ended June 30, 2003 and 2004, the Company incurred net losses of $832 and $965 respectively, and negative cash flows from operating activities of $471 and $1,020, respectively. In addition, the Company has an accumulated deficit of $15,664 as of June 30, 2004. Furthermore, the Company has debt service requirements of $1,109 for the twelve months beginning in June 2004. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at June 30, 2004, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations for the foreseeable future. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT's Form 10-KSB for the year ended March 31, 2004 filed with the Securities and Exchange Commission.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  unaudited   consolidated  financial  statements  include  the  accounts  of
AccessIT,   AccessDM,  Hollywood  SW  and  Managed  Services.  All  intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Revenues in the Data centers segment consist of license fees for colocation, riser access charges, electric and cross connect fees, and non-recurring installation and consulting fees. Revenues from colocation, riser access charges, electric and cross connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the three months ended June 30, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2004 amounted to $60.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of Common Stock have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to Common Stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company has incurred a net loss for the three months ending June 30, 2003 and 2004; therefore, the impact of dilutive potential
common  shares  has  been  excluded  from  the   computation   as  it  would  be
anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), convertible notes and redeemable convertible Preferred Stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:
                                                                JUNE 30,
                                                                --------
                                                              2003       2004
                                                              ----       ----
Stock options..........................................     306,397    530,231
1-Year Notes Warrants..................................      25,305         --
5-Year Notes Warrants..................................     418,000         --
2001 Warrants..........................................     430,205         --
Contingent Warrants A-C................................     680,092         --
Underwriter warrants...................................          --    120,000
Mandatorily redeemable convertible preferred stock.....   8,202,929         --
Shares issuable related to convertible notes...........          --    312,479
Private Placement warrants.............................          --    304,375

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 5. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net loss and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                           JUNE 30,
                                                                                           --------
                                                                                       2003        2004
                                                                                       ----        ----
Net loss as reported............................................................     $(832)      $(965)
Deduct: Total stock-based employee compensation expense determined
under fair value based method, net of related income tax benefits...............      (134)       (131)
                                                                                      -----       -----
Pro forma net loss..............................................................     $(966)    $(1,096)
                                                                                     ======    ========
Basic and diluted net loss available to common stockholders per share:
As reported.....................................................................    $(0.38)     $(0.11)
Pro forma.......................................................................    $(0.42)     $(0.13)

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

NOTE 3. NOTES PAYABLE

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants. During the three months ended June 30, 2003 the Company raised $1,055 from the issuance of 5-Year Notes to several investors. Through March 31, 2004 the Company raised a total of $4,405 from the issuance of 5-Year Notes. Concurrent with the issuance of the 5-Year Notes, the Company issued 440,500 5-Year Notes warrants (see Note 5) of which 105,500 were issued during the three months ended June 30, 2003.

In February 2004, the Company sent a notice to the holders of the 5-Year Notes and the HS Notes, offering to exchange (the "Exchange Offer") the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered shares of the Company's Class A Common Stock at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), convertible into shares of the Company's Class A Common Stock at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered shares of its Class A Common Stock. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of June 30, 2004, convertible into a maximum of 312,479 shares of its Class A Common Stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Company's Class A Common Stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer.

During the three months ended June 30, 2004, the Company repaid principal of $6 of the remaining amounts due under the 5-Year Notes.

In November 2003, the Company issued two 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Note"). During the three months ended June 30, 2004, the Company repaid principal of $123 on the HS Notes.

NOTE 4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

In  October  2001,  the  Company  issued  3,226,538  shares  of the  Series A 8%
Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at approximately $0.62 per share, resulting in gross proceeds of $2,000, before considering expenses of $203. Concurrent with this issuance, the Company issued warrants to purchase up to 430,205 shares of Class A Common Stock (the "2001 Warrant"). In November 2002, the Company issued 4,976,391 shares of the Series B 8% Cumulative Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") to the existing Series A Preferred Stock holder at approximately $0.50 per share, resulting in gross proceeds of $2,500, before considering expenses of $125. Concurrent with this issuance, the Company issued 381,909, 144,663 and 100,401 warrants to purchase Class A Common Stock ("Contingent Warrant A", "Contingent Warrant B" and "Contingent Warrant C", respectively). The issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $1,078, calculated in accordance with EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The beneficial conversion feature was reflected as an issuance cost and therefore was reflected as a charge against the Series A Preferred Stock and an increase to additional paid-in capital. In November 2003 the Company exchanged all of its Series A Preferred Stock, Series B Preferred Stock related warrants and accumulated dividends for Class A Common Stock.

As of June 30, 2003 the carrying value of the Company's Series A Preferred Stock was below its liquidation value, as the Company incurred aggregate costs of $2,000 related to the issuance of the Preferred Stock, of which $203 represents cash payments, $719 represents the estimated fair value of the 2001 Warrants issued as consideration for the issuance of the Company's Series A Preferred Stock and $1,078 is the beneficial conversion feature. Total accretion for the Series A Preferred Stock to its estimated redemption value was $226 during the three months ended June 30, 2003, of which $172 related to the accretion to the estimated redemption amount and $54 related to the accretion of the beneficial conversion feature. There was no accretion recorded for the Series B Preferred Stock for the three months ended June 30, 2003, as the estimated redemption amount was below the original carrying amount of the Series B Preferred Stock.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock; (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 shares of Class A Common Stock; (3) exercise Contingent Warrant B to purchase 143,216 shares of Class A Common Stock on a cashless-exercise basis; and (4) accept shares of Class A Common Stock at a price per share of $5.00 pursuant to the Company's November 2003 IPO, as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 shares of Class A Common Stock as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. As of June 30, 2004, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

NOTE 5. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In April 2004, the Company entered into a non-binding agreement with an investment firm to raise approximately $5 million to $7 million pursuant to a private placement. On June 4, 2004, the transaction concluded with the Company issuing 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to register the securities are estimated to be approximately $4.0 million. The Company intends to use the net proceeds for capital investments and for working capital. The Company also issued to investors and to the investment firm in the Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt. The Company agreed to register the shares and warrants issued in the Private Placement with the Securities and Exchange Commission by filing a Form SB-2 on or before July 5, 2004. Certain monetary penalties apply if the Company fails to file an initial Form SB-2 by July 5, 2004, or such registration statement is not declared effective within a stipulated period of time. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the Securities and Exchange Commission on July 20, 2004.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's Common Stock, to exchange all of its shares for 31,300 unregistered shares of AccessIT's Class A Common Stock. This transaction was consummated in May 2004 and as a result, AccessIT holds 100% of AccessDM's Common Stock. In connection with the transaction, the Company recorded a gain of $13, representing the difference between the fair value of the AccessIT Class A Common Stock given and the AccessDM common stock received. The gain is included in Other Expense, Net in the Consolidated Statements of Operations.

STOCK OPTION PLAN

AccessIT granted 8,000 stock options to its employees, and 1,667 stock options to a vendor in exchange for services, during the three months ended June 30, 2004, at an exercise price of $5.00 per share. Amortization of deferred stock compensation amounted to $6 and $4 for the three months ended June 30, 2003 and 2004, respectively, and have been recorded as non-cash compensation expense in the unaudited Consolidated Statements of Operations.

As of June 30, 2004, there were 69,769 options available for grant under the 2000 Stock Option Plan.

WARRANTS

In connection with the issuance of the 5-Year Notes (see Note 3), the Company issued warrants to the holders of the 5-Year Notes to purchase shares of the Company's Class A Common Stock (the "5- Year Notes Warrants"). During the three months ended June 30, 2003, The Company issued 105,500 5-Year Notes Warrants to the holders of the 5-Year Notes in the ratio of one-half of a 5-Year Note Warrant for every dollar of 5-Year Notes issued. In total, 440,500 5-Year Notes Warrants were issued, and were ascribed an estimated fair value of $2,202, which has been recognized as issuance cost and therefore has been charged against the carrying value of the related notes payable. In November 2003, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related warrants (see Note 3), and the remaining value of the underlying 5-Year Notes Warrants was amortized to Non-Cash Interest Expense, totaling $1,421. During the three months ended June 30 2003 and 2004, a total of $80 and $47 was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes.

In connection with the June 2004 Private Placement, the Company issued to the investors and to the investment firm in the Private Placement, 304,375 warrants (the "Private Placement Warrants") to purchase Class A Common Stock at an exercise price of $4.00 per share. The Private Placement Warrants are exercisable from the date of issuance and for a period of five years thereafter. However, the Private Placement Warrants may be redeemed by the Company at any time after the date that is one year from the issue date, upon thirty days advance written notice to the holder, for $0.05 per warrant share, provided, that (i) a registration statement with the Securities and Exchange Commission is then in effect as to the warrant shares and will be in effect as of a date thirty days from the date of giving the redemption notice and (ii) for a period of twenty (20) Trading Days prior to the giving of the redemption notice the Common Stock has closed at a price of $9.20 per share or higher.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the warrants, the fair value of the warrants has been accounted for as a liability, with an offsetting reduction to the carrying value of the common stock.

The fair value of the warrants was estimated to be $797, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate 3.94%, the contractual life of 5 years and volatility of 72%. The fair value of the warrants was re-measured at June 30, 2004 and estimated to be $776. The decrease in the fair value of $21 from the transaction date to June 30, 2004 was recorded as a credit to Other expense, net in the Consolidated Statement of Operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                 JUNE 30,
                                                                 --------
                                                            2003           2004
                                                            ----           ----
Interest paid.............................................  $93            $152
Accretion on mandatorily redeemable
convertible preferred stock...............................  226              --
Issuance of warrants to purchase common stock.............   --             797

NOTE 8. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Data Center Services and Media Services. The segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in
Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Datacenters segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. The Media Services segment consists of Hollywood SW and AccessDM. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM was formed to store and distribute digital content to movie theaters and other venues. Prior to November 3, 2003, the Company operated only in the Datacenters segment. All of the Company's revenues were generated inside the United States.

Selected segment data:

Operating income (loss) before interest, taxes, depreciation and amortization:

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                 JUNE 30,
                                                                 --------
                                                             2003          2004
                                                             ----          ----
Media Services.....................................          $--          $(39)
Datacenters........................................          (12)          (85)
                                                             ----          ----

Total..............................................         $(12)        $(124)
                                                            =====        ======

There were no inter-segment revenues or expenses for the three months ended June 30, 2003 or 2004.

                                                                AS OF JUNE 30,
                                                                --------------
                                                                     2004
                                                                     ----
Assets:
Media Services.................................................     $9,531
Datacenters....................................................     14,208
                                                                    ------

Total..........................................................    $23,739
                                                                   =======

A reconciliation of the totals reported for the operating segments to the significant line items in the consolidated financial statements is as follows:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                               JUNE 30,
                                                               --------
                                                          2003              2004
                                                          ----              ----

Reportable segment operating loss.....................   $(12)            $(124)
Less: Depreciation and amortization...................    619               774
                                                          ---               ---

Total loss from operations............................  $(631)            $(898)
                                                         ======           ======

NOTE 9. RELATED PARTY TRANSACTIONS

As of June 30, 2003 and 2004, the Company had $1.4 million and $4.3 million in notes payable to related parties, including officers of the Company. During the three months ended June 30, 2003 and 2004 there were $0 and $123 repayments of these notes payable, respectively.

NOTE 10. SUBSEQUENT EVENTS

On July 2, 2004, the Company filed a Form SB-2 with the Securities and Exchange Commission to register the 1,217,500 shares of Class A Common Stock, and warrants to purchase 304,375 shares of Class A Common Stock that were issued in the Private Placement, (see Note 5). On July 20, 2004 the Form SB-2 was declared effective.

During July 2004, the Company made early repayments of 5-Year Notes principal of $58 to two holders of the 5-Year Notes.

On August 12, 2004, the Company issued a press release announcing that its Board of Directors has authorized the purchase of up to 100,000 shares of the Company's Class A Common Stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.

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

OVERVIEW

AccessIT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating Internet data centers. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide. These businesses, supported by our Internet data center business, have become our primary strategic focus.

We have two reportable segments: Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services; and Media Services, which represents the operations of Hollywood SW and AccessDM, including Boeing Digital. For the three months ended June 30, 2004, we received 24% of our revenue from the Media Services segment and 76% of our revenue from the Data Center Services segment.

From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, consulting and maintenance fees. Managed Services generates revenues primarily from managed network services. We intend to generate revenues from AccessDM via the delivery of digital movies and other content to movie theaters and other venues. We incurred net losses of $832 and $965 in the three months ended June 30, 2003 and 2004, respectively, and we have an accumulated deficit of $15.7 million as of June 30, 2004. We anticipate that, with the acquisitions of Hollywood SW, Managed Services and substantially all of the assets of Boeing Digital, as well as the operation of AccessDM, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues, and we may need to obtain additional financing, than we have in prior years.

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

REVENUE RECOGNITION

Through June 30, 2004, our Media Services segment revenues have been generated by Hollywood SW and are accounted for in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104, "Revenue Recognition." Our software revenues are generated from the following primary sources:

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

Our Data center segment revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from our IDCs, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," are recognized ratably over the terms of the contracts, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria, are classified as deferred revenues. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenues.

CAPITALIZED SOFTWARE COSTS

We account for software costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs that are incurred subsequent to establishing technological feasibility, and until the product is commercially released, are capitalized. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the three months ended June 30, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2004 amounted to $60.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of June 30, 2004, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, trade names and trademarks, which are estimated to have useful lives of ranging from 2 to 10 years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW and Managed Services.

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

o Selling, general and administrative expenses consist primarily of salaries and related personnel costs, professional fees, advertising and marketing costs and our corporate and Hollywood SW headquarters facility costs.

o Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

o Non-cash interest expense represents the accretion of the value of warrants attached to our five-year promissory notes.

PRIVATE PLACEMENT

On June 4, 2004, we concluded a Private Placement transaction with several investors whereby we issued 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share (the "Private Placement"). The total net proceeds, including fees and expenses to register the securities are estimated to be approximately $4.0 million. We intend to use the net proceeds for capital investments and for working capital. We also issued to investors and to the investment firm in the Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt. We agreed to register the shares and warrants issued in the Private Placement with the Securities and Exchange Commission by filing a Form SB-2 on or before July 5, 2004. Certain monetary penalties apply if the initial Form SB-2 is not filed by July 5, 2004, or the registration statement is not declared effective within a stipulated period of time. We filed the Form

SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the Securities and Exchange Commission on July 20, 2004.

RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED JUNE 30, 2003 AND THE THREE  MONTHS  ENDED JUNE 30,
2004

REVENUES. Our total revenues were $1.4 million and $2.2 million for the three months ended June 30, 2003 and 2004, respectively, an increase of 56%. The increase was primarily attributable to Hollywood SW, which was acquired in November 2003, and contributed $535 of revenues, and Managed Services, which was acquired in January 2004 and generated $194 of revenues. Also, revenues increased at our IDCs by $60, due to customer growth.

COST OF REVENUES. Our cost of revenues was $869 and $1.1 million for the three months ended June 30, 2003 and 2004, respectively, an increase of 30%. This increase was primarily attributable to Managed Service's operating expenses which were $138, primarily representing personnel costs. In addition, Hollywood SW expenses were $42, primarily due to amortization of capitalized software costs.

GROSS PROFIT. Gross profit was $552 and $1.1 million for the three months ended June, 30, 2003 and 2004, respectively. The increase was primarily due to $493 of gross profit generated by Hollywood SW, and a modest increase in gross profit at our IDCs, due largely to fixed data center operating expenses and higher revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $558 and $1.2 million for the three months ended June 30, 2003 and 2004, respectively, an increase of 106%. Incremental costs associated with Hollywood SW, Managed Services and AccessDM were $401, $81, and $52, respectively, due primarily to personnel and office expenses. The remainder of the increase is primarily due to increases in corporate personnel costs, advertising expenses and bad debt expense due to increases to the allowance for doubtful accounts. As of June 30, 2003 and 2004 we had 11 and 44 employees, one and six of whom, are part-time, respectively.

RESEARCH AND DEVELOPMENT. AccessIT recorded expenses of $0 and $47 for the three months ended June 30, 2003 and 2004, respectively. The increase is primarily attributable to research and development efforts at Hollywood SW.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $6 and $4 for the three months ended June 30, 2003 and 2004, respectively. These amounts typically represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $619 and $774 for the three months ended June 30, 2003 and 2004, respectively, an increase of 25%. The acquisition of Hollywood SW and Managed Services resulted in $111 and $36, respectively, of depreciation and amortization for the three months ended June 30, 2004. Partially offsetting this increase was certain assets reaching the end of their stated useful lives, and becoming fully depreciated.

INTEREST EXPENSE. Interest expense was $116 and $97 for the three months ended June 30, 2003 and 2004, respectively. The decrease was primarily due to the March 2004 exchange of 5-Year Notes totaling $2,480 for Common Stock, and 5-year notes totaling $1,705, exchanged for 6% convertible notes.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $80 and $47 for the three months ended June 30, 2003 and 2004, respectively. Non-cash interest expense results from the accretion of the value of warrants attached to our 5-year promissory notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of five-year promissory notes.

INCOME TAX BENEFIT. Income tax benefit was $0 and $78 for the three months ended June 30, 2003 and 2004, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $832 and $965 for the three months ended June 30, 2003 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one-and five-year 8% promissory notes, our November 2003 IPO, and our June 2004 Private Placement. In March 2004, we refinanced approximately $4.2 million aggregate principal amount (plus accrued and unpaid interest) of 5-year promissory notes pursuant to an exchange offer (the "Exchange Offer"). In exchange for the promissory notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of new convertible notes which as of June 30, 2004 were convertible into a maximum of 312,479 shares of our Class A common stock. From inception through June 30, 2004, we had raised cash of approximately $19.6 million, $4.5 million and $4.4 million through sales of our common stock, preferred stock, and promissory notes, respectively. Additionally, we have issued common stock in lieu of cash payments totaling $3.1 million to the sellers of Hollywood SW, Managed Services and Boeing Digital, and for construction services at our IDCs. Also, in November 2002, we issued a $1 million 9% secured note to a seller in connection with the acquisition of six IDCs from ColoSolutions. This note was repaid in November 2003. We have no borrowings or line of credit arrangements with banks or other financial institutions.

On July 2, 2004, we received notice that certain creditors of one of our datacenter customers filed an involuntary bankruptcy petition against the customer. On July 14, the customer agreed to the entry of an order granting relief under chapter 11 of the Bankruptcy Code and then converting the chapter 11 case to a chapter 7 liquidation. As of June 30, 2004, we had accounts receivable of $121 and unbilled revenue of $499 recorded on the Consolidated Balance Sheet related to this customer. We have a first security interest in the customer's accounts receivable and we are attempting to validate the amount and nature of the accounts receivable. Based on information received to date, we believe that the accounts receivable of the customer are substantially in excess of the amounts recorded on our Consolidated Balance Sheet. Therefore, we believe the amounts recorded on the Consolidated Balance Sheet will be collected.

On June 4, 2004, we concluded the Private Placement and issued 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities are estimated to be approximately $4.0 million. We intend to use the net proceeds for capital investments and for working capital. We also issued to investors and to the investment firm in the Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt. We agreed to register the shares and, shares underlying the warrants issued in the Private Placement with the Securities and Exchange Commission by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the Securities and Exchange Commission on July 20, 2004.

On November 14, 2003 our IPO was finalized, resulting in the issuance of 1,380,000 shares of class A common stock. The net proceeds of our IPO were $4.8 million, of which $1.1 million was used for general business purposes. We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee for the 12-month period beginning upon the completion of the IPO.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with the acquisition of Hollywood SW, we issued $3 million of 8% promissory notes to the sellers, which notes are secured and senior, with certain exceptions, to all indebtedness during the five year term of those notes. Our obligations to repay our promissory notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations.

As of June 30, 2004, we had cash and cash equivalents of $5,249. Our working capital at June 30, 2004 was $3,805.

For the three months ended June 30, 2003, we raised gross proceeds of $1.1 million through sales of our 5- year promissory notes.

Our operating activities resulted in net cash outflows of $471 and $1,020 for the quarters ended June 30, 2003 and 2004, respectively. The increase was, primarily due to higher payments of accounts payable and accrued expenses and lower collection of accounts receivable.

Investing activities used net cash of $57 and $197 for the quarters ended June 30, 2003 and 2004, respectively. The increase was due to additions to Hollywood SW's capitalized software costs. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities for the three months ended June 30, 2003 was due to the issuance of $1.1 million of our 5-year promissory notes, less repayments of capital lease obligations. Net cash provided by financing activities for the three months ended June 30, 2004 was due primarily to the June 2004 Private Placement, less repayments of notes payable and capital lease obligations.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of June 30, 2004, we had an outstanding balance of $121 in capital lease obligations. These capital lease obligations covered computer and power generating equipment at our data centers and our corporate office. All our capital lease obligations were secured by equipment at the following locations and in the following principal amounts: at our executive offices, telephone equipment in the remaining principal amount of $21, Caterpillar generators at six of our IDCs in the remaining principal amount of $78, and computer equipment for use in Managed Service's operations of $22. As of June 30, 2004, minimum future capital lease payments (including interest) for the fiscal years ended June 30, 2005, 2006, and 2007 were $102, $17, and $6, respectively.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220 of 5-Year Notes, elected not to participate in the Exchange Offer.

In March 2004, in connection with our acquisition of assets of Boeing Digital, we issued a $1.8 million non-interest bearing note, payable in equal principal payments each year for four years.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled approximately $16.5 million as of June 30, 2004 and are payable in varying monthly installments through 2015. As of June 30, 2004, minimum future operating lease payments for the fiscal years ended June 30, 2005, 2006, 2007, 2008, 2009 and thereafter (in total) were $2.4 million,
$2.2 million, $2.1 million, $2.2 million, $2.2 million and $5.4 million, respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered shares of AccessIT's Class A common stock. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

During the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, our operations have been financed primarily through equity and debt financing, most recently the completion of the June 2004 Private Placement that we anticipate will generate estimated net cash receipts of $4.0 million, after expenses. However, we have incurred substantial losses and negative cash flows since inception. During the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, we have incurred losses of $4.8 million and $965 respectively, and cash inflows (outflows) from operating activities of $321 and $(1,020), respectively. In addition, we have an accumulated deficit of $15.7 million as of June 30, 2004. Furthermore, we have total debt service requirements totaling $1.1 million for the twelve months beginning in June 2004.

Management expects that we will continue to generate operating losses for the foreseeable future due to depreciation and amortization, and the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by the IPO and our June 2004 Private Placement and the lower debt service requirements as a result of the Exchange Offer, combined with our cash on hand and cash receipts will be sufficient to permit us to continue our operations for the foreseeable future.

RELATED PARTY TRANSACTIONS

As of June 30, 2003 and 2004, we had $1.4 million and $4.3 million in notes payable to related parties, including our officers of the Company. During the three months ended June 30, 2003 and 2004, there were $0 and $123 repayments of these notes payable, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c) On June 4, 2004, we issued 1,217,500 unregistered shares of our Class A Common Stock pursuant to a private placement with institutional and other accredited investors. Additionally, we issued warrants to the investors, exercisable upon receipt, to purchase up to 243,500 shares of Class A Common Stock at an exercise price of $4.80 per share and warrants to the placement agent, exercisable upon receipt, to purchase up to 60,875 shares of Class A Common Stock at an exercise price of $4.80 per share.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

          The exhibits are listed in the Exhibit Index beginning on page 20 herein.

(b)      Reports on Form 8-K.

1. Form 8-K filed with the Securities and Exchange Commission on April 2, 2004, announcing the Company's acquisition of substantially all of the assets of Boeing Digital Cinema (File No. 001-31810).

2. Form 8-K filed with the Securities and Exchange Commission on April 29, 2004, announcing the consummation of the Company's March 24, 2004 exchange offering (File No. 001-31810).

3. Form 8-K filed with the Securities and Exchange Commission on June 3, 2004, announcing the execution of an agreement to privately place shares of the Company's Class A Common Stock and warrants to purchase such Common Stock (File No. 001-31810).

4. Form 8-K filed with the Securities and Exchange Commission on June 8, 2004, announcing the private placement of the Company's Class A Common Stock and warrants to purchase such Common Stock (File No. 001-31810).

5. Form 8-K filed with the Securities and Exchange Commission on June 10, 2004, announcing the Company's financial results for the fiscal year and quarter ended March 31, 2004, (File No. 001-31810).

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


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date: August 12, 2004     BY: /S/  A. DALE MAYO
                              --------------------------
                              A. Dale Mayo
                              President and Chief Executive Officer and Director (Principal Executive Officer)


Date:  August 12, 2004   BY:  /S/ BRIAN D. PFLUG
                              ---------------------------
                              Brian D. Pflug
                              Senior Vice President - Accounting & Finance
                              (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number    Description

31.1 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2-- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     All of the above-referenced Exhibits are filed herewith.