Form 10QSB
period 2004-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2004-11-12
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                                 (973-290-0080)
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                ------------------------------------------------


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

As of November 12, 2004, 8,857,722 shares of Class A Common Stock, $.001 par value, and 1,005,811 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                     ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

 PART I -- FINANCIAL INFORMATION
                                                                            Page

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet at September 30, 2004
             (unaudited)                                                      2

             Consolidated Statements of Operations for the
             three months ended September 30, 2003 and 2004
             (unaudited)                                                      3

             Consolidated Statements of Operations for the six
             months ended September 30, 2003 and 2004 (unaudited)             4

             Consolidated Statements of Cash Flows for the six
             months ended September 30, 2003 and 2004 (unaudited)             5

             Notes to Consolidated Financial Statements (unaudited)           6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14

     Item 3. Controls and Procedures                                         23

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings                                               24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     24


     Item 4. Submission of Matters to a Vote of Security Holders             24

     Item 5. Other Information                                               25

     Item 6. Exhibits                                                        25

     Signatures                                                              26

     Exhibit Index                                                           27

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)

                                                                                        SEPTEMBER 30, 2004
                                                                                        ------------------
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................................                        $2,778
Accounts receivable, net....................................................                           775
Prepaid and other current assets............................................                           500
Unbilled revenue............................................................                            38
                                                                                                        --
Total current assets........................................................                         4,091
                                                                                                     -----

Property and equipment, net.................................................                         6,318
Intangible assets, net......................................................                         3,495
Capitalized software costs, net.............................................                         1,605
Goodwill....................................................................                         5,371
Deferred costs..............................................................                           199
Unbilled revenue, net of current portion....................................                            82
Security deposits...........................................................                           326
                                                                                                       ---
Total assets................................................................                       $21,487
                                                                                                   =======

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses.......................................                        $1,241
Current portion of notes payable............................................                           999
Current portion of customer security deposits...............................                            40
Current portion of capital leases...........................................                            12
Current portion of deferred revenue.........................................                           476
Current portion of deferred rent expense....................................                            41
                                                                                                        --
Total current liabilities...................................................                         2,809
                                                                                                     -----

Notes payable, net of current portion.......................................                         4,904
Customer security deposits, net of current portion..........................                           119
Deferred revenue, net of current portion....................................                           243
Capital leases, net of current portion......................................                            25
Deferred rent expense.......................................................                           927
Deferred tax liability......................................................                         1,364
                                                                                                     -----
Total liabilities...........................................................                        10,391
                                                                                                    ------

COMMITMENTS AND CONTINGENCIES (See Note 6)

Redeemable Class A common stock, issued and outstanding, 53,534 shares......                           244

Stockholders' Equity:
Class A common stock, $0.001 par value per share; 40,000,000 shares
authorized; shares issued and outstanding, 8,530,552 .......................                             9
Class B common stock, $0.001 par value per share; 15,000,000 shares
authorized; shares issued and outstanding, 1,005,811 .......................                             1
Treasury stock, at cost; 9,140 shares.......................................                           (32)
Additional paid-in capital..................................................                        28,242
Accumulated deficit.........................................................                       (17,368)
                                                                                                  --------
Total stockholders' equity..................................................                        10,852
                                                                                                    ------
Total liabilities, redeemable stock and stockholders' equity................                       $21,487
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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                      2003             2004
                                                                                      ----             ----
Revenues:
 Media services..........................................................             $ --             $661
 Data center services....................................................            1,408            1,524
                                                                                     -----            -----
Total revenues...........................................................            1,408            2,185

Costs of revenues (exclusive of depreciation and amortization shown below):
 Media services..........................................................               --              219
 Data center services....................................................              881            1,031
                                                                                       ---            -----
Total costs of revenues..................................................              881            1,250

Gross profit.............................................................              527              935

Operating expenses:
Selling, general and administrative (excludes non-cash stock-based
compensation of $4 in 2003 and $0 in 2004)...............................              595            1,182
Provision for doubtful accounts..........................................                7              527
Research and development.................................................               --              120
Non-cash stock-based compensation........................................                4               --
Depreciation and amortization............................................              619              788
                                                                                       ---              ---

Total operating expenses.................................................            1,225            2,617
                                                                                     -----            -----

Loss from operations.....................................................             (698)          (1,682)

Interest income..........................................................                1               --
Interest expense.........................................................             (131)             (91)
Non-cash interest expense................................................             (110)             (66)
Other income, net........................................................               12               56
                                                                                        --               --
Net loss before income taxes.............................................             (926)          (1,783)

Income tax benefit.......................................................               --               78
                                                                                        --               --

Net loss.................................................................             (926)          (1,705)

Accretion related to redeemable convertible preferred stock..................         (237)              --
Accretion of preferred dividends.........................................              (91)              --
                                                                                       ----              --

Net loss available to common stockholders................................          $(1,254)         $(1,705)

Net loss available to common stockholders per common share:
Basic and diluted........................................................           $(0.40)          $(0.18)
                                                                                    ======           ======

Weighted average number of common shares outstanding:
Basic and diluted........................................................        3,116,437        9,586,018
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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                      2003            2004
                                                                                      ----            ----
Revenues:
 Media services..........................................................             $ --          $1,196
 Data center services....................................................            2,829           3,200
                                                                                     -----           -----
Total revenues...........................................................            2,829           4,396

Costs of revenues (exclusive of depreciation and amortization shown below):
 Media services..........................................................               --             342
 Data center services....................................................            1,749           2,040
                                                                                     -----           -----
Total costs of revenues..................................................            1,749           2,382

Gross profit.............................................................            1,080           2,014

Operating expenses:
Selling, general and administrative (excludes non-cash stock-based
compensation of $10 in 2003 and $4 in 2004)..............................            1,149           2,286
Provision for doubtful accounts..........................................               12             576
Research and development.................................................               --             167
Non-cash stock-based compensation........................................               10               4
Depreciation and amortization............................................            1,239           1,562
                                                                                     -----           -----

Total operating expenses.................................................            2,410           4,595
                                                                                     -----           -----

Loss from operations.....................................................           (1,330)         (2,581)

Interest income..........................................................                2              --
Interest expense.........................................................             (246)           (188)
Non-cash interest expense................................................             (191)           (113)
Other income, net........................................................                5              45
                                                                                         -              --
Net loss before income taxes and minority interest in subsidiary.........           (1,760)         (2,837)

Income tax benefit.......................................................               --             156
                                                                                        --             ---
Net loss before minority interest in subsidiary..........................           (1,760)         (2,681)

Minority interest in subsidiary..........................................               --              10
                                                                                        --              --

Net loss.................................................................           (1,760)         (2,671)

Accretion related to redeemable convertible preferred stock..............             (463)             --
Accretion of preferred dividends.........................................             (180)             --
                                                                                      -----             --

Net loss available to common stockholders................................          $(2,403)        $(2,671)
                                                                                   ========        =======

Net loss available to common stockholders per common share:
Basic and diluted........................................................           $(0.78)         $(0.29)
                                                                                    ======          ======

Weighted average number of common shares outstanding:
Basic and diluted........................................................        3,070,862       9,304,008
                                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                      2003            2004
                                                                                      ----            ----
Cash flows from operating activities:
Net loss........................................................................   $(1,760)        $(2,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...................................................     1,239           1,562
Amortization of software development costs......................................        --             126
Amortization of deferred tax liability..........................................        --            (156)
Provision for doubtful accounts.................................................        12             576
Non-cash stock-based compensation...............................................        10               4
Non-cash interest expense.......................................................       191             113
Minority interest...............................................................        --             (10)
Gain on exchange of minority interest shares....................................        --             (13)
Decrease in fair value of common stock warrants                                         --             (91)
Changes in operating assets and liabilities:
Accounts receivable.............................................................       (95)           (343)
Prepaid and other current assets................................................      (606)           (204)
Other assets....................................................................       (64)             23
Accounts payable and accrued expenses...........................................      (199)           (129)
Deferred revenue................................................................       (37)           (307)
Other liabilities...............................................................       129              86
                                                                                       ---              --

Net cash used in operating activities...........................................    (1,180)         (1,434)
                                                                                    -------         -------

Cash flows from investing activities:
Purchases of property and equipment.............................................      (124)         (1,273)
Purchase of intangible assets...................................................        --             (28)
Additions to capitalized software costs.........................................        --            (303)
                                                                                        --            -----

Net cash used in investing activities...........................................      (124)         (1,604)
                                                                                      -----         -------

Cash flows from financing activities:
Net proceeds from issuance of notes payable and warrants........................     1,230              --
Repayment of notes payable......................................................        --            (448)
Principal payments on capital leases............................................      (216)           (113)
Repurchase of common stock......................................................        --             (32)
Proceeds from issuance of common stock..........................................        21           4,079
                                                                                        --           -----

Net cash provided by financing activities.......................................     1,035           3,486
                                                                                     -----           -----

Net (decrease) increase in cash and cash equivalents............................      (269)            448
Cash and cash equivalents at beginning of period................................       956           2,330
                                                                                       ---           -----

Cash and cash equivalents at end of period......................................      $687          $2,778
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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Core") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. In June 2004, we began referring to Core as AccessIT Managed Services ("Managed Services"). AccessIT, AccessDM, Hollywood SW and Managed Services are referred to herein collectively as the "Company". AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. AccessDM was formed to utilize AccessIT's existing infrastructure to store and distribute digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a managed service provider of information technologies; its primary offering is to provide managed network services through its global network command center.

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

For the six months ended September 30, 2003 and 2004, the Company incurred net losses of $1,760 and $2,671 respectively, and negative cash flows from operating activities of $1,180 and $1,434, respectively. In addition, the Company has an accumulated deficit of $17,368 as of September 30, 2004. Furthermore, the Company has debt service requirements (including interest) of $1,325 for the twelve months beginning in October 2004. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at September 30, 2004, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations for the foreseeable future. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT's Form 10-KSB for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications of prior period data have been made to conform with the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  unaudited   consolidated  financial  statements  include  the  accounts  of
AccessIT,   AccessDM,  Hollywood  SW  and  Managed  Services.  All  intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Revenues in the Media Services segment primarily consist of software and related revenues, generated by Hollywood SW. Software revenues are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"). The Company's software revenues are generated from the following primary sources: (1) software licensing, including customer licenses and ASP agreements, (2) software maintenance contracts, and (3) professional consulting services, which includes systems implementation, training, custom software development services and other professional services.

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

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon separate sales of renewals to customers or upon substantive renewal rates quoted in the agreements. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company is not able to determine fair value of each element and the services are essential to the functionality of the software, percentage-of-completion accounting is followed to recognize revenue.

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

Deferred revenue is recorded in cases of (1) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the unaudited Consolidated Balance Sheet and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

Revenues in the Media Services segment also include digital cinema - related revenues generated by AccessDM. These revenues consist of (1) satellite delivery revenues, (2) data encryption and preparation fee revenues and (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Revenues in the Data Center Services segment consist primarily of license fees for colocation, riser access charges, electric and cross connect fees, and non-recurring installation and consulting fees. Revenues from colocation, riser access charges, electric and cross connect fees are billed monthly and, in accordance with SAB No. 104, are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue.

In addition, within our Data Center Services segment, Managed Services revenues consist of network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the six months ended September 30, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three and six months ended September 30, 2004 amounted to $67 and $126, respectively.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of Class A Common Stock ("Class A Share") and Class B Common Stock (collectively, "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to Common Stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued and were outstanding. The Company has incurred net losses for the three and six months ending September 30, 2003 and 2004; therefore, the impact of dilutive potential shares of Common Stock has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), convertible notes and redeemable convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                                SEPTEMBER 30,
                                                             2003           2004
                                                             ----           ----

Stock options..........................................     306,397      544,897
1-Year Notes Warrants..................................       7,619           --

5-Year Notes Warrants..................................      32,500           --
2001 Warrants..........................................     430,205           --
Contingent Warrants A-C................................     680,092           --
Underwriter warrants...................................          --      120,000
Mandatorily redeemable convertible preferred stock.....   8,202,929           --
Shares issuable related to convertible notes...........          --      307,871
Private Placement Warrants.............................          --      304,375

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 5. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions to stock based compensation:


                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 ------------------       ----------------
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                     -------------          -------------
                                                                   2003        2004         2003       2004
                                                                   ----        ----         ----       ----

Net loss as reported...........................................   $(926)    $(1,705)     $(1,760)   $(2,671)
Stock-based compensation expense included in net loss..........       4          --           10          4
Stock-based compensation expense determined under fair value
based method, net of related income tax benefits...............    (102)       (152)        (233)      (306)
                                                                --------    --------     --------   --------
Pro forma net loss............................................. $(1,024)    $(1,857)     $(1,983)   $(2,973)
                                                                ========    ========     ========   ========

Basic and diluted net loss available to common stockholders
per share:
As reported....................................................  $(0.40)     $(0.18)      $(0.78)    $(0.29)
Pro forma......................................................  $(0.43)     $(0.19)      $(0.86)    $(0.32)



USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates related to revenue recognition, capitalization of software development costs, amortization of intangible assets and depreciation of fixed assets. Actual results could differ from those estimates.

NOTE 3. NOTES PAYABLE

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants to purchase Class A Shares (the "5-Year Notes Warrants"). During the six months ended September 30, 2003, the Company raised an aggregate of $1,230 from the issuance of 5-Year Notes to several investors. Through March 31, 2004 the Company had raised a total of $4,405 from the issuance of 5-Year Notes and no additional 5-Year Notes were issued during the six months ended September 30, 2004. As of September 30, 2004, 5-Year Notes Warrants to purchase 440,500 Class A Shares were issued, of which 5-Year Warrants to purchase 123,000 Class A Shares were issued during the six months ended September 30, 2003 (see Note 5).

In November 2003, the Company issued two 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Notes"). During the six months ended September 30, 2004, the Company repaid principal of $378 on the HS Notes.

In February 2004, the Company sent a notice to the holders of the 5-Year Notes and the HS Notes offering to exchange (the "Exchange Offer") the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered Class A Shares at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), which are convertible into Class A Shares at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered Class A Shares. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of September 30, 2004, convertible into a maximum of 307,871 shares of its Class A Shares (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Class A Shares for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer.

In March 2004, in connection with its acquisition of assets of Boeing Digital from the Boeing Company ("Boeing"), the Company issued a non-interest bearing note payable with a face amount of $1,800. The estimated fair value of this note was determined to be $1,367 on the closing date and interest is being imputed over the 4 year term of the note, to non-cash interest expense in the unaudited Consolidated Statement of Operations. On September 30, 2004, the value of the note, (including imputed interest) is $1,449 and is included in notes payable in the unaudited Consolidated Balance Sheet.

In July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $19.

During the six months ended September 30, 2004, the Company made scheduled principal payments of $12 on the 5-Year Notes.

NOTE 4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

In  October  2001,  the  Company  issued  3,226,538  shares  of the  Series A 8%
Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at approximately $0.62 per share, resulting in gross proceeds of $2,000 before considering expenses of $203. Concurrent with this issuance, the Company issued warrants to purchase up to 430,205 Class A Shares (the "2001 Warrant"). In November 2002, the Company issued 4,976,391 shares of Series B 8% Cumulative Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") the Series A Preferred Stock holder at approximately $0.50 per share, resulting in gross proceeds of $2,500 before considering expenses of $125. Concurrent with this issuance, the Company issued three warrants to purchase 381,909, 144,663 and 100,401 Class A Shares ("Contingent Warrant A", "Contingent Warrant B" and "Contingent Warrant C", respectively). The issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $1,078 calculated in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27,
"Application of Issue No. 98-5 to Certain Convertible Instruments". The beneficial conversion feature was reflected as an issuance cost and therefore was reflected as a charge against the Series A Preferred Stock and an increase to additional paid-in capital. As described below, in November 2003 the Company exchanged all of its Series A Preferred Stock, Series B Preferred Stock, related warrants and accumulated dividends for 2,207,976 Class A Shares.

As of September 30, 2003, the carrying value of the Company's Series A Preferred Stock was below its liquidation value, as the Company incurred aggregate costs of $2,000 related to the issuance of the Preferred Stock, of which $203 represents cash payments, $719 represents the estimated fair value of the 2001 Warrants issued as consideration for the issuance of the Series A Preferred Stock, and $1,078 represents the beneficial conversion feature. Total accretion for the Series A Preferred Stock to its estimated redemption value was $237 and $463, respectively, during the three and six months ended September 30, 2003, respectively of which $67 and $355 related to the accretion to the estimated redemption amount and $54 and $108, respectively, related to the accretion of the beneficial conversion feature. There was no accretion recorded for the Series B Preferred Stock for the six months ended September 30, 2003, as the estimated redemption amount was below the original carrying amount of the Series B Preferred Stock.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to: (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 Class A Shares; (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 Class A Shares; (3) exercise Contingent Warrant B to purchase 143,216 Class A Shares on a cashless-exercise basis; and
(4) accept Class A Shares at a price per share of $5.00 pursuant to the Company's November 2003 initial public offering (the "IPO"), as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 Class A Shares as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. As of September 30, 2004, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

NOTE 5. STOCKHOLDERS' EQUITY

CAPITAL STOCK

On June 4, 2004, the Company issued in a private placement (the "Private Placement") 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to subsequently register the securities were approximately $4,000. The Company is using the net proceeds for capital investments and for working capital. The Company also issued to investors and the investment firm in the Private Placement, warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, exercisable upon receipt (the "Private Placement Warrants"). The Company agreed to register the Class A Shares and the Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of those shares for 31,300 unregistered Class A Shares. This transaction was consummated in May 2004 and as a result, AccessIT holds 100% of AccessDM's common stock as of September 30, 2004. In connection with the transaction, the Company recorded a gain of $13, representing the difference between the fair value of the Class A Shares given and the AccessDM common stock received. The gain is included in other income, net in the unaudited Consolidated Statements of Operations.

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 Class A Shares. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of September 30, 2004, the Company has purchased 9,140 Class A Shares for a total purchase price of $32, including fees, and has been recorded as Treasury stock in the unaudited Consolidated Balance Sheet.

STOCK OPTION PLAN

Under AccessIT's stock option plan, AccessIT granted options to purchase 16,000 Class A Shares to its employees, and options to purchase 1,667 Class A Shares to a vendor in exchange for services, during the six months ended September 30, 2004, all at an exercise price of $5.00 per share. In addition, in July 2004, AccessIT granted options to purchase 5,000 Class A Shares at an exercise price of $5.00 per share to each of two non-employee members of its Board of Directors for their Board member service. Amortization of deferred stock compensation amounted to $4 and $0 for the three months ended September 30, 2003 and 2004, respectively, $10 and $4 for the six months ended September 30, 2003 and 2004, respectively, and has been recorded as non-cash stock-based compensation expense in the unaudited Consolidated Statements of Operations. Also, in May 2004, options to purchase 3,334 Class A Shares, previously issued to a vendor were forfeited following the termination of the underlying services agreement.

As of September 30, 2004, there were options to purchase 55,103 Class A Shares available for grant under AccessIT's stock option plan.

Under AccessDM's stock option plan, AccessDM issued options to purchase 5,000 shares of its common stock to an employee at an exercise price of $0.25 per share, during the six months ended September 30, 2004. As of September 30, 2004, AccessDM has issued options to purchase 1,005,000 of its shares to employees.

As of September 30, 2004 there were options to purchase 995,000 shares of AccessDM common stock available for grant under AccessDM stock option plan.

WARRANTS

In connection with the issuance of the 5-Year Notes (see Note 3), the Company issued 5-Year Notes Warrants to the holders of the 5-Year Notes. During the six months ended September 30, 2003, the Company issued 5-Year Notes Warrants to purchase 123,000 Class A Shares to the holders of the 5-Year Notes in the ratio of one-half of a 5-Year Note Warrant for every dollar principal amount of 5-Year Notes issued. As of September 30, 2004, 5-Year Notes Warrants to purchase 440,500 Class A Shares have been issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related notes payable. In March 2004, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related warrants (see Note 3), and the remaining $1,421 aggregate amount of underlying 5-Year Notes Warrants was amortized to Non-Cash Interest Expense. During the three months ended September 30, 2003 and 2004, a total of $6 and $11, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. During the six months ended September 30, 2004, a total of $110 and $191, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. In addition, in July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining $19 of the underlying 5-Year Notes Warrants was amortized to non-cash interest expense.

In connection with the Private Placement, the Company issued to the investors and to the investment firm in the Private Placement, Warrants to purchase 304,375 Class A Shares at an exercise price of $4.00 per share. The Private Placement Warrants are exercisable from the date of issuance and for a period of five years thereafter. However, the Private Placement Warrants may be redeemed by the Company at any time after the date that is one year from the issue date, upon thirty days advance written notice to the holder, for $0.05 per Private Placement Warrant to purchase one Class A Share, provided, that (i) a registration statement with the SEC is then in effect as to such Class A Shares and will be in effect as of a date thirty days from the date of giving the redemption notice and (ii) for a period of twenty (20) trading days prior to the giving of the redemption notice the Class A Shares have closed at a price of $9.20 per share or higher. The Company agreed to register the Class A Shares and the Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective July 20, 2004.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the Private Placement Warrants, the fair value of the Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability was reclassified to equity as of the July 20, 2004 effective date of the registration statement.

The fair value of the Private Placement Warrants was estimated to be $797 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate 3.94%, the contractual life of 5 years and volatility of 72%. The fair value of the warrants was re-measured at June 30, 2004 and estimated to be $776. The decrease in the fair value of $21 from the transaction date to June 30, 2004 was recorded as a credit to other income, net in the unaudited Consolidated Statement of Operations. The fair value of the warrants decreased by $70 from June 30, 2004 to July 20, 2004 and such decrease was recorded as a credit to Other income, net in the unaudited Consolidated Statement of Operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In February 2003, prior to the Company's acquisition of Hollywood SW, Hollywood SW eliminated the position of an employee and as part of the termination process, Hollywood SW attempted to secure a general release from liability from the employee. In March 2003, the Company received a letter from the employee's attorney seeking unspecified damages to release the Company from any potential claims, including alleged improper classification as an exempt employee and unpaid vacation time. In February 2004, the employee's attorney filed a lawsuit in California seeking unspecified damages. In September 2004, the Company settled the matter for a cash payment to the former employee of $75 in exchange for the Company's receipt of a general release from liability from the employee.

On July 2, 2004, the Company received notice that certain creditors of one of its data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of September 30, 2004, the Company had accounts receivable of $121, representing approximately 2 months of service charges, recorded on the unaudited Consolidated Balance Sheet related to this customer. In addition, through September 30, 2004 the Company had $499 of unbilled revenue related to this customer. The Company has provided an allowance for $499 against the unbilled revenue, and is shown in the Provision for doubtful accounts in the unaudited Consolidated Statement of Operations. The Company has a first security interest in the customer's accounts receivable and the bankruptcy trustee is conducting an investigation as to the nature and amount of the accounts receivable. Based on information received to date, the Company believes that the customer's accounts receivable which are deemed to be collectible are substantially in excess of the amounts owed to the Company, and recorded on the unaudited Consolidated Balance Sheet. Therefore, the Company believes that the amounts owed to the Company, and recorded on the unaudited Consolidated Balance Sheet will be collected.

In connection with the March 2004 acquisition of the Boeing Digital assets, at any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered Class A Shares to the Company in exchange for $250 in cash.

NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                               ------------------   ----------------
                                                                   2003   2004        2003   2004
                                                                   ----   ----        ----   ----
Interest paid ..................................................   $ 89   $205        $182   $275
Accretion on mandatorily redeemable convertible preferred stock.   $237   $ --        $463   $ --
Issuance of warrants to purchase common stock ..................   $ --   $ 70        $174   $706


NOTE 8. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Data Center Services and Media Services. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in
Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Data Center Services segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. The Media Services segment consists of Hollywood SW and AccessDM. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM is in the business of storing and distributing digital content to movie theaters and other venues. Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.

Information related to the segments of the Company and subsidiaries is detailed below:

                                                          MEDIA     DATA CENTER             CONSOLIDATED
                                                         SERVICES    SERVICES    CORPORATE      TOTAL
                                                         --------   -----------  ---------  ------------
For the three months ended September 30, 2003:
     Total loss from operations ....................      $  --      $  (68)   $   (630)   $   (698)
     Depreciation and Amortization .................         --         596          23         619
     Operating income (loss) before interest, taxes,
     depreciation and amortization .................         --         528        (607)        (79)

For the three months ended September 30, 2004:
     Total loss from operations ....................      $(356)     $ (517)   $   (809)   $ (1,682)
     Depreciation and Amortization .................        309         453          26         788
     Operating income (loss) before interest, taxes,
     depreciation and amortization .................        (47)        (64)       (783)       (894)

For the six months ended September 30, 2003:
     Total loss from operations ....................      $  --      $ (113)   $ (1,217)   $ (1,330)



     Depreciation and Amortization .................         --       1,193          46       1,239
     Operating income (loss) before interest, taxes,
     depreciation and amortization .................         --       1,080      (1,171)        (91)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004:
     Total income (loss) from operations ...........      $(690)     $  637    $ (2,528)   $ (2,581)

     Depreciation and Amortization .................        600         912          50       1,562
     Operating income (loss) before interest, taxes,
     depreciation and amortization .................        (90)      1,549      (2,478)     (1,019)

AS OF SEPTEMBER 30,2004:
     Total Assets ..................................   $ 12,403    $  6,269    $  2,815    $ 21,487


NOTE 9. RELATED PARTY TRANSACTIONS

As of September 30, 2003 and 2004, the Company had principal amounts of $1,400 and $4,000, respectively, in notes payable to related parties, including officers of the Company. During the three months ended September 30, 2003 and 2004, there were $0 and $254, respectively, principal repayments for these notes payable. During the six months ended September 30, 2003 and 2004, there were $0 and $378, respectively, of principal repayments for these notes payable.

NOTE 10. SUBSEQUENT EVENTS

On October 19, 2004, the Company agreed, subject to certain customary closing conditions to acquire substantially all of the assets and certain liabilities of FiberSat Global Services, LLC ("FiberSat"). FiberSat, headquartered in Chatsworth, California, provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of the Company's digital cinema satellite delivery services. The closing of the FiberSat acquisition is expected to occur in November 2004.

The initial purchase price for FiberSat consists of 500,000 unregistered Class A Shares, and the Company has agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500,000 in cash and 100,000 unregistered Class A Shares. The Company has the option to exchange up to 50,000 of such 100,000 Class A Shares to increase the cash, and thereby decrease the Class A Share portion of such repayment based on the ratio of one Class A Share for each $5.00 of additional cash. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. The Company has also agreed to a one-time issuance of up to additional 100,000 Class A Shares if, in accordance with an agreed upon formula, the market value of the Company's Class A Shares is less than 80% of the closing trading price on the closing date.

On October 26, 2004, AccessIT entered into a stock purchase agreement with an investor to issue and sell 282,776 unregistered Class A Shares at $3.89 per share to the investor for gross proceeds of $1,100. These shares carry piggyback and demand registration rights, at the sole expense of the investor. The net proceeds to the Company of approximately $1,023 will be used for the FiberSat acquisition and for working capital.

In connection with the bankruptcy of one of the Company's data center customers (see Note 6), the bankruptcy trustee has advised the Company that the bankruptcy trustee is in receipt of certain amounts resulting from paid receivables of the customer. To date, the bankruptcy trustee has not paid any amounts to the Company in respect of the Company's claim.

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

THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS OUR INCURRENCE OF LOSSES TO DATE; ACHIEVING SUFFICIENT VOLUME OF BUSINESS FROM OUR CUSTOMERS; OUR SUBSIDIARIES CONDUCTING BUSINESS IN AREAS IN WHICH WE HAVE LITTLE EXPERIENCE; ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE DATA CENTER SERVICES AND SOFTWARE RELATED BUSINESSES; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SEC. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

AccessIT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating IDC's. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide. These businesses, supported by our internet data center business, have become our primary strategic focus.

We have two reportable segments: Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services; and Media Services, which represents the operations of Hollywood SW and AccessDM, including Boeing Digital. For the three and six months ended September 30, 2004, we received 30% and 27%, respectively, of our revenue from the Media Services segment and 70% and 73%, respectively, of our revenue from the Data Center Services segment.

From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, consulting and maintenance fees. Managed Services generates revenues primarily from managed network services. AccessDM generates revenues from the delivery of movies and other content into movie theaters. We incurred net losses of $1.76 million and $2.67 million in the six months ended September 30, 2003 and 2004, respectively, and we have an accumulated deficit of $17.4 million as of September 30, 2004. We anticipate that, with the acquisitions of Hollywood SW, Managed Services and substantially all of the assets of Boeing Digital, as well as the operation of AccessDM, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition, capitalized software costs, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our unaudited Consolidated Financial Statements.

REVENUE RECOGNITION

Through September 30, 2004, most of our Media Services segment revenues have been generated by Hollywood SW and are accounted for in accordance with Statement of Position 97-2 ("SOP 97-2") and SAB 104. Our software revenues are generated from the following primary sources:

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

As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the unaudited Consolidated Balance Sheet and are recognized as revenue in accordance with our revenue recognition policies described above. In addition, revenues in the Media Services segment include digital cinema - related revenues generated by AccessDM. These revenues consist of (1) satellite delivery revenues, (2) encryption and preparation fee revenues, (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Within our Data Center Services segment, IDC revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from our IDCs, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with SAB 104, are recognized ratably over the terms of the contracts, which is generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria, are classified as deferred revenues. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenues. In addition, within our Data Center Services segment, Managed Services revenues consist of network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

CAPITALIZED SOFTWARE COSTS

We account for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility, and until the product is commercially released, are capitalized. Amounts capitalized as software development costs are generally amortized on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the six months ended September 30, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three and six months ended September 30, 2004 amounted to $67,000 and $126,000, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of September 30, 2004, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, trade names and trademarks, which are estimated to have useful lives of ranging from 2 to 10 years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW and Managed Services.

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

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

     o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, and
          digital  movie  delivery  fees.   Media  Services  revenue  are  those
          generated by Hollywood SW and AccessDM. Our Data Center Services revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees, and managed network monitoring fees.

     o Cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs and amortization of capitalized software development costs.

     o Selling, general and administrative expenses consist primarily of salaries and related personnel costs for management and other headquarters office employees, professional fees, advertising and marketing costs and our corporate and Hollywood SW headquarters facility costs.

     o Provision for doubtful accounts represents amounts deemed not probable of collection from customers.

     o Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

     o Non-cash interest expense represents the accretion of the value of warrants attached to our five-year promissory notes.

PRIVATE PLACEMENT

On June 4, 2004, we concluded the Private Placement with several investors whereby we issued 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were approximately $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm Private Placement Warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to register these shares and warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Our total revenues were $2.83 million and $4.4 million for the six months ended September 30, 2003 and 2004, respectively, an increase of 55%. The increase was primarily attributable to Hollywood SW, which was acquired in November 2003, and contributed $1.13 mil1ion of revenues, and Managed Services, which was acquired in January 2004, which generated $383,000 of revenues. Additionally, we began to generate revenues from our AccessDM division which contributed $68,000 of revenues.

COST OF REVENUES. Our cost of revenues was $1.75 million and $2.38 million for the six months ended September 30, 2003 and 2004, respectively, an increase of 36%. This increase was primarily attributable to the acquisition of Managed Services and Hollywood SW. Managed Service's operating expenses were $264,000, primarily representing personnel and utility costs. In addition, Hollywood SW expenses were $246,000, primarily due to personnel costs and amortization of capitalized software costs. Additionally, we incurred digital cinema-related delivery costs at AccessDM of $97,000. Also, cost of revenues increased at our IDC's by $26,000, primarily due to utility cost increases.

GROSS PROFIT. Gross profit was $1.08 million and $2.01 million for the six months ended September, 30, 2003 and 2004, respectively. The increase was primarily due to $882,000 of gross profit generated by Hollywood SW, and the acquisition of Managed Services in January 2004, which generated $119,000 in gross profit. In addition, a gross profit loss of $29,000 was attributable to AccessDM's operations and we experienced a decrease in gross profit at our IDC's of $38,000, which was primarily attributable to higher utility expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $1.14 million and $2.28 million for the six months ended September 30, 2003 and 2004, respectively, an increase of 100%. Incremental costs associated with Hollywood SW, Managed Services and AccessDM for the six months ended September 30, 2004, were $593,000, $104,000, and $184,000, respectively, due primarily to personnel and office expenses. The remainder of the increase is primarily due to increases in corporate personnel costs, advertising expenses and, professional fees . As of September 30, 2003 and 2004 we had 11 and 44 employees, respectively, and one and five of whom, are part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $12,000 and $576,000 for the six months ended September 30, 2003 and 2004, respectively. The increase is primarily due to the provision of $499,000 related to the bankruptcy of a data center customer. The remainder of the increase is due to the increase in overall business activity.

RESEARCH AND DEVELOPMENT. We recorded expenses of $0 and $167,000 for the six months ended September 30, 2003 and 2004, respectively. The increase is attributable to research and development efforts at Hollywood SW.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $10,000 and $4,000 for the six months ended September 30, 2003 and 2004, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.24 million and $1.56 million for the six months ended September 30, 2003 and 2004, respectively, an increase of 26%. The acquisition of Hollywood SW and Managed Services and the addition of AccessDM resulted in $226,000 $74,000 and $374,000, respectively, of depreciation and amortization for the six months ended September 30, 2004. Partially offsetting these increases was certain data center and corporate computer equipment reaching the end of their estimated useful lives, and becoming fully depreciated.

INTEREST EXPENSE. Interest expense was $246,000 and $188,000 for the six months ended September 30, 2003 and 2004, respectively. The decrease was primarily due to the March 2004 exchange of $2.5 million for aggregate principal amount of 5-Year Notes for Class A Shares and $1.7 million aggregate principal amount of 5-Year Notes for Convertible Notes. In addition, in November 2003, we repaid a 1-year 9% note payable for $1.0 million incurred in connection with the November 2002 acquisition of six IDC's.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $191,000 and $113,000 for the six months ended September 30, 2003 and 2004, respectively. Non-cash interest expense results from the imputing of interest on the $1.8 million note payable to Boeing, incurred in the March 2004, and from the accretion of the value of the 5-Year Notes Warrants attached to the 5-Year Notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of 5-Year Notes described above.

INCOME TAX BENEFIT. Income tax benefit was $0 and $156,000 for the six months ended September 30, 2003 and 2004, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the  foregoing,  we had net losses of $1.76 million and
$2.67   million  for  the  six  months  ended   September  30,  2003  and  2004,
respectively.


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Our total revenues were $1.41million and $2.19 million for the three months ended September 30, 2003 and 2004, respectively, an increase of 55%. The increase was primarily attributable to Hollywood SW, which was acquired in November 2003, and contributed $593,000 of revenues, and Managed Services, which was acquired in January 2004 and generated $188,000 of revenues. Additionally, we began to generate revenues from our AccessDM division which contributed $68,000 of revenues. Our Internet data center operations experienced a revenue decrease of $72,000 primarily due to the loss of one customer.

COST OF REVENUES. Our cost of revenues was $881,000 and $1.25 million for the three months ended September 30, 2003 and 2004, respectively, an increase of 42%. This increase was primarily attributable to the acquisition of Managed Services and Hollywood SW operating expenses which were $131,000, primarily representing personnel and amortization of capitalized software costs. In addition, Managed Service's operating expenses which were $126,000, primarily due to personnel and utility costs. Additionally, we incurred digital cinema-related delivery costs at AccessDM of $89,000. Also, cost of revenues increased at our IDC's by $23,000, primarily due to utility cost increases.

GROSS PROFIT. Gross profit was $527,000 and $935,000 for the three months ended September, 30, 2003 and 2004, respectively. The increase was primarily due to $462,000 of gross profit generated by Hollywood SW, and the acquisition of Managed Services in January 2004, which generated $62,000 of gross profit. In addition, a gross profit loss of $20,000 was attributable to AccessDM's operations and we experienced a decrease in gross profit at our IDC's of $96,000 which was primarily attributable to higher utility expenses and lower revenue noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $595,000 and $1.18 million for the three months ended September 30, 2003 and 2004, respectively, an increase of 99%. Incremental costs associated with Hollywood SW, Managed Services and AccessDM for the six months ended September 30, 2004 were $266,000, $52,000, and $103,000, respectively, due primarily to personnel and office expenses. The remainder of the increase is primarily due to increases in corporate personnel costs, advertising expenses and, professional fees. As of September 30, 2003 and 2004 we had 11 and 44 employees, respectively, and one and five of whom, are part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $7,000 and $527,000 for the three months ended September 30, 2003 and 2004, respectively. The increase is primarily due to the provision of $499,000 related to the bankruptcy of a data center customer. The remainder of the increase is due to the increase in overall business activity.

RESEARCH AND DEVELOPMENT. We recorded expenses of $0 and $120,000 for the three months ended September 30, 2003 and 2004, respectively. The increase is attributable to research and development efforts at Hollywood SW.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $4,000 and $0 for the three months ended September 30, 2003 and 2004, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $619,000 and $788,000 for the three months ended September 30, 2003 and 2004, respectively, an increase of 27%. The acquisition of Hollywood SW and Managed Services and the addition of AccessDM resulted in $115,000, $38,000, and $195,000, respectively, of depreciation and amortization for the three months ended September 30, 2004. Partially offsetting these increases was certain data center and corporate computer equipment reaching the end of their estimated useful lives, and becoming fully depreciated.

INTEREST EXPENSE. Interest expense was $131,000 and $91,000 for the three months ended September 30, 2003 and 2004, respectively. The decrease was primarily due to the March 2004 exchange of $2.5 million aggregate principal amount of 5-Year Notes for Class A Shares and $1.7 million aggregate principal amount of 5- Year Notes for Convertible Notes. In addition, in November 2003, we repaid a 1-year 9% note payable for $1.0 million, incurred in connection with the November 2002 acquisition of six IDC's.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $110,000 and $66,000 for the three months ended September 30, 2003 and 2004, respectively. Non-cash interest expense results from the imputing of interest on the $1.8 million note payable to Boeing, incurred in March 2004, and from the accretion of the value of the 5- Year Notes Warrants attached to the 5-Year Notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of 5-Year Notes described above.

INCOME TAX BENEFIT. Income tax benefit was $0 and $78,000 for the three months ended September 30, 2003 and 2004, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $926,000 and $1.70 million for the three months ended September 30, 2003 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one-and five-year 8% promissory notes, our IPO, and the Private Placement. In March 2004, we refinanced $4.2 million aggregate principal amount (plus accrued and unpaid interest) of 5-Year Notes pursuant to the Exchange Offer. In exchange for those notes, we issued 707,477 unregistered Class A Shares and $1.7 million aggregate principal amount of Convertible Notes which, as of September 30, 2004, were convertible into a maximum of 307,871 Class A Shares. From inception through September 30, 2004, we had raised cash of $19.6 million, $4.5 million and $4.4 million through sales of our Common Stock, preferred stock, and promissory notes, respectively. Additionally, we have issued Common Stock in lieu of cash payments totaling $3.1 million to the sellers of Hollywood SW, Managed Services and Boeing Digital, and for construction services at our IDCs. Also, in November 2002, we issued a $1.0 million 9% secured note to a seller in connection with the acquisition of six IDCs from ColoSolutions. This note was repaid in November 2003. We have no borrowings or line of credit arrangements with banks or other financial institutions. We are not party to any material off-balance sheet arrangements.

On July 2, 2004, we received notice that certain creditors of one of our data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of September 30, 2004, we had accounts receivable of $121,000 recorded on the unaudited Consolidated Balance Sheet related to this customer. We have a first security interest in the customer's accounts receivable and the bankruptcy trustee is attempting to validate the amount and nature of the accounts receivable. Based on information received to date, we believe that the customers accounts receivable that are deemed to be collectible are substantially in excess of the amounts recorded on our unaudited Consolidated Balance Sheet. Therefore, we believe that the amounts owed to us, and recorded on the unaudited Consolidated Balance Sheet, will be collected. We have been advised that the bankruptcy trustee is in receipt of certain amounts resulting from paid receivables of the customer; however, the trustee has not paid any amounts to us in respect of our claim.

On June 4, 2004, we concluded the Private Placement with several investors whereby we issued 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm Private Placement Warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to register these shares warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

On November 14, 2003 our IPO was finalized, resulting in the issuance of 1,380,000 Class A Shares. The net proceeds of our IPO were $4.8 million, of which $1.1 million was used for general business purposes. We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee of $4,167 per month for the 12-month period beginning upon the completion of the IPO.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with this acquisition, we issued $3.0 million aggregate principal amount of HS Notes, which are secured and senior, with certain exceptions, to all indebtedness during their five year term. Our obligations to repay the HS Notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations. In addition, as of September 30, 2004, the principal balance of the HS Notes is $2.62 million.

On March 29, 2004, we acquired certain assets from Boeing for use in AccessDM's digital cinema business. In connection with this acquisition we issued a 4-year non-interest bearing note for $1.8 million with equal repayments of $450,000 due each year beginning in April 2005.In addition, at any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered Class A Shares to us for $250,000 in cash.

As of September 30, 2004, we had cash and cash equivalents of $2.78 million. Our working capital at September 30, 2004 was $1.28 million.

For the six months ended September 30, 2003, we raised gross proceeds of $1.2 million through sales of our 5-Year Notes.

Our operating activities resulted in net cash outflows of $1.18 million and $1.43 million for the six months ended September 30, 2003 and 2004, respectively. The increase was primarily due to lower collection of accounts receivable.

Investing activities used net cash of $100,000 and $1.6 million for the six months ended September 30, 2003 and 2004, respectively. The increase was due to various purchases of computer and other equipment, primarily to support our digital cinema and managed data storage businesses, and, additions to Hollywood SW's capitalized software costs. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities for the six months ended September 30, 2003 was primarily due to the issuance of $1.23 million of our 5-Year Notes, less repayments of capital lease obligations. Net cash provided by financing activities for the six months ended September 30, 2004 was due primarily to the June 2004 Private Placement, less repayments of notes payable and capital lease obligations.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of September 30, 2004, we had an outstanding balance of $37,000 in capital lease obligations. These capital lease obligations cover computer and telecom equipment at our data centers and our corporate office. All our capital lease obligations are secured by equipment at the following locations and in the following principal amounts: at our executive offices, telephone equipment in the remaining principal amount of $19,000, and computer equipment for use in Managed Service's operations of $18,000. As of September 30, 2004, minimum future capital lease payments (including interest) for the fiscal years ended September 30, 2005, 2006, and 2007 were $21,000, $15,000, and $3,000, respectively. During the six months ended September 30, 2003 and 2004, we made early repayments of $159,000 and $70,000 on capital leases, respectively.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled $16.1 million as of September 30, 2004 and are payable in varying monthly installments through 2015. As of September 30, 2004, minimum future operating lease payments for the fiscal years ended September 30,

2005, 2006,  2007, 2008, 2009 and thereafter (in total) were $2.3 million,  $2.2
million,   $2.2  million,   $2.2   million,   $2.0  million  and  $5.2  million,
respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered Class A Shares. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

During the fiscal year ended March 31, 2004 and the six months ended September 30, 2004, we have incurred losses of $4.8 million and $2.7 million, respectively, and cash inflows (outflows) from operating activities of $321,000 and $(1.4) million, respectively. In addition, we have an accumulated deficit of $17.4 million as of September 30, 2004. Furthermore, we have total debt service requirements totaling $1.33 million for the twelve months beginning in October 2004.

In July 2004, we made early repayments totaling $58,000 for two 5 -Year Notes, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $19,000.

In August 2004, our Board of Directors authorized the repurchase of up to 100,000 Class A Shares. These shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through September 30, 2004, we purchased 9,140 Class A Shares for a total purchase price of $32,000, including fees, and at an average purchase price of $3.48 per share, and recorded them as treasury stock in the unaudited Consolidated Balance Sheet. As of September 30, 2004, we may repurchase an additional 90,860 Class A Shares.

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

RELATED PARTY TRANSACTIONS

As of September 30, 2003 and 2004, we had principal amounts of $1.4 million and $4.0 million, respectively, in notes payable to related parties, including our officers. During the three months ended September 30, 2003 and 2004, there were $0 and $254,000, respectively, principal repayments for these notes payable. During the six months ended September 30, 2003 and 2004, there were $0 and $378,000, respectively, of principal repayments for these notes payable.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On July 2, 2004, we received notice that certain creditors of one of our data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of September 30, 2004, we had accounts receivable of $121,000 recorded on the unaudited Consolidated Balance Sheet related to this customer. We have a first security interest in the customer's accounts receivable and the bankruptcy trustee is attempting to validate the amount and nature of the accounts receivable. Based on information received to date, we believe that the customers accounts receivable that are deemed to be collectible are substantially in excess of the amounts recorded on our unaudited Consolidated Balance Sheet. Therefore, we believe that the amounts owed to us, and recorded on the unaudited Consolidated Balance Sheet, will be collected. We have been advised that the bankruptcy trustee is in receipt of certain amounts resulting from paid receivables of the customer; however the trustee has not paid any amounts to us in respect of our claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The following table summarizes information regarding purchases of our Class A Shares made by us or on our behalf during the three months ended September 30, 2004.


                                                                     TOTAL NUMBER OF
                                                                  SHARES - PURCHASED AS     MAXIMUM NUMBER OF
                                                                     PART OF PUBLICLY      SHARES THAT MAY YET
                                            AVERAGE PRICE PAID      ANNOUNCED PLANS OR     BE PURCHASED UNDER
   PERIOD          TOTAL NUMBER OF SHARES        PER SHARE             PROGRAMS(A)        THE PLANS PROGRAMS(a)
   ------          ----------------------   ------------------    ---------------------   ---------------------


July 2004                     --                      --                     --                      --

August 2004                9,140                   $3.48                  9,140                  90,860

September 2004                --                      --                     --                      --

   Total                   9,140                   $3.48                  9,140                  90,860
                           =====                   =====                  =====                  ======


(a) In August 2004, our Board of Directors authorized the repurchase of up to 100,000 Class A Shares. These shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through September 30, 2004, we purchased 9,140 Class A Shares for a total purchase price of $32,000 including fees, and at an average purchase price of $3.48 per share, and recorded them as treasury stock in the unaudited Consolidated Balance Sheet. As of September 30, 2004, we may repurchase an additional 90,860 Class A Shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our annual meeting of stockholders was held on October 14, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to our Board of Directors. Details of the voting are provided below:

PROPOSAL 1:
Election of Directors and Directors whose terms continue beyond the 2004 annual meeting:
(Term expiring in 2005)                                                VOTES
                                                        VOTES FOR     WITHHELD
                                                        ---------     --------

     A. Dale Mayo...................................    12,916,168     28,654
     Kevin J. Farrell...............................    12,916,168     28,654
     Gary S. Loffredo...............................    12,916,168     28,654
     Brett E. Marks.................................    12,914,616     30,206
     Wayne L. Clevenger.............................    12,924,822     20,000
     Gerald C. Crotty...............................    12,926,822     18,000
     Robert Davidoff................................    12,926,822     18,000
     Matthew W. Finlay..............................    12,924,822     20,000

PROPOSAL 2:                                                            VOTES
                                                        VOTES FOR     WITHHELD    ABSTENTIONS
                                                        ---------     --------    -----------
To amend AccessIT's first amended and restated 2000
stock option plan to increase the total number of
Class A Shares available from the grant of options
thereunder from 600,000 to 850,000 shares               11,913,207     59,969          --


ITEM 5.  OTHER INFORMATION.

We currently intend to hold our 2005 annual meeting of stockholders on or about August 20, 2005. In order for any stockholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act to be included in our Proxy Statement to be issued in connection with our 2005 annual meeting of Stockholders, such proposal must be received by us no later than March 31, 2005. Any notice of a proposal submitted outside the processes of Rule 14a-8 under the Exchange Act, which a stockholder intends to bring forth at our 2005 annual meeting of stockholders, will be untimely for purposes of Rule 14a-4 under the Exchange Act and our By-laws if received after June 14, 2005.

ITEM 6.  EXHIBITS.

            The exhibits are listed in the Exhibit Index beginning on page 27 herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACCESS INTEGRATED TECHNOLOGIES, INC.
                                              (Registrant)

Date: November 12, 2004           By:      /S/  A. DALE MAYO
                                     ----------------------------------
                                     A. Dale Mayo
                                     President and Chief Executive Officer
                                      and Director
                                    (Principal Executive Officer)


Date: November 12, 2004           By:      /S/ BRIAN D. PFLUG
                                    -----------------------------------
                                    Brian D. Pflug
                                    Senior Vice President - Accounting & Finance
                                    (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION

31.1       --     Certification Pursuant  to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934.

31.2       --     Certification Pursuant to Rule 13a-14(a) under the  Securities
                  Exchange Act of 1934.

32.1       --     Certification Pursuant to 18 U.S.C.  Section 1350,  as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       --     Certification Pursuant to 18 U.S.C.  Section 1350,  as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            All of the above-referenced Exhibits are filed herewith.