Form 10QSB
period 2004-12-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2005-02-14
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 2054
                                   FORM 10-QSB

                                   (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2004

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

As of February 10, 2004, 9,355,649 shares of Class A Common Stock, $.001 par value, and 1,005,811 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

 PART I -- FINANCIAL INFORMATION                                            Page
                                                                            ----
     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet at December 31, 2004 (unaudited)          2

          Consolidated  Statements  of  Operations  for the three
          months  ended December 31, 2003 and 2004 (unaudited)                 3

          Consolidated  Statements  of  Operations  for the
          nine  months  ended December 31, 2003 and 2004 (unaudited)           4

          Consolidated  Statements  of Cash  Flows  for the  nine
          months  ended December 31, 2003 and 2004 (unaudited)                 5

          Notes to Consolidated Financial Statements (unaudited)               6

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                             16

     Item 3. Controls and Procedures                                          26

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings                                                26

     Item 5. Other Information                                                26

     Item 6. Exhibits                                                         27

     Signatures                                                               28

     Exhibit Index                                                            29

                     ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)

                                                                    DECEMBER 31, 2004
                                                                    -----------------
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents............................................     $1,515
Accounts receivable, net.............................................      1,251
Prepaid and other current assets.....................................        439
Unbilled revenue.....................................................        291
                                                                             ---
Total current assets.................................................      3,496
                                                                           -----

Property and equipment, net..........................................      8,276
Intangible assets, net...............................................      3,695
Capitalized software costs, net......................................      1,558
Goodwill.............................................................      5,478
Deferred costs.......................................................        331
Unbilled revenue, net of current portion.............................         76
Security deposits....................................................        341
                                                                             ---
Total assets.........................................................    $23,251
                                                                         =======


LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses................................       $921
Current portion of notes payable.....................................      1,009
Current portion of customer security deposits........................        118
Current portion of capital leases....................................        494
Current portion of deferred revenue..................................        688
Current portion of deferred rent expense.............................         42
                                                                              --
Total current liabilities............................................      3,272
                                                                           -----

Notes payable, net of current portion................................      4,937
Customer security deposits, net of current portion...................        156
Deferred revenue, net of current portion.............................        236
Capital leases, net of current portion...............................         21
Deferred rent expense................................................        951
Deferred tax liability...............................................      1,287
                                                                           -----
Total liabilities....................................................     10,860
                                                                          ------

COMMITMENTS AND CONTINGENCIES (See Note 7)

Redeemable Class A common stock, issued and outstanding, 53,534 shares       247

Stockholders' Equity:

Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; shares issued, 9,353,328 and shares
   outstanding, 9,344,224  ..........................................         10
Class B common stock, $0.001 par value per share; 15,000,000 shares
   authorized; shares issued and outstanding, 1,005,811 .............          1
Treasury stock, at cost; 9,140 shares................................        (32)
Additional paid-in capital...........................................     30,853
Accumulated deficit..................................................    (18,688)
                                                                         -------
Total stockholders' equity...........................................     12,144
                                                                          ------
Total liabilities, redeemable stock and stockholders' equity.........    $23,251
                                                                         =======

          See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                      2003            2004
                                                                              ------------    ------------
Revenues:
 Media services ...........................................................   $        637    $      1,300
 Data center services .....................................................          1,406           1,439
                                                                              ------------    ------------

Total revenues ............................................................          2,043           2,739

Costs of revenues (exclusive of depreciation and amortization shown below):
 Media services, including amortization of software development costs
    of $43 and $92 for 2003 and 2004 ......................................             57             570
Data center services ......................................................            837           1,062
                                                                              ------------    ------------
Total costs of revenues ...................................................            894           1,632

Gross profit ..............................................................          1,149           1,107

Operating expenses:
Selling, general and administrative .......................................            872           1,303
Provision for doubtful accounts ...........................................             42              23
Research and development ..................................................              8             122
Depreciation and amortization .............................................            676             895
                                                                              ------------    ------------

Total operating expenses ..................................................          1,598           2,343
                                                                              ------------    ------------

Loss from operations ......................................................           (449)         (1,236)

Interest expense ..........................................................           (143)            (90)
Non-cash interest expense .................................................           (111)            (43)
Other income (expense), net ...............................................              4             (27)
                                                                              ------------    ------------
Net loss before income taxes ..............................................           (699)         (1,396)

Income tax benefit ........................................................            127              77
                                                                              ------------    ------------

Net loss ..................................................................           (572)         (1,319)

Accretion related to redeemable convertible preferred stock ...............         (1,125)           --
Accretion of preferred dividends ..........................................            (40)           --
                                                                              ------------    ------------

Net loss available to common stockholders .................................   $     (1,737)   $     (1,319)
                                                                              ============    ============

Net loss available to common stockholders per common share:
Basic and diluted .........................................................   $      (0.30)   $      (0.13)
                                                                              ============    ============

Weighted average number of common shares outstanding:
Basic and diluted .........................................................      5,725,153      10,041,879
                                                                              ============    ============

           See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                     2003           2004
                                                                              -----------    -----------
Revenues:
 Media services ...........................................................   $       637    $     2,496
 Data center services .....................................................         4,235          4,639
                                                                              -----------    -----------

Total revenues ............................................................         4,872          7,135

Costs of revenues (exclusive of depreciation and amortization shown below):
 Media services, including amortization of software development costs
    of $43 and $220 for 2003 and 2004 .....................................            57            912
Data center services ......................................................         2,586          3,102
                                                                              -----------    -----------
Total costs of revenues ...................................................         2,643          4,014

Gross profit ..............................................................         2,229          3,121

Operating expenses:
Selling, general and administrative (excludes non-cash stock-based
compensation of $10 in 2003 and $4 in 2004) ...............................         2,021          3,588
Provision for doubtful accounts ...........................................            55            598
Research and development ..................................................             8            288
Non-cash stock-based compensation .........................................            10              4
Depreciation and amortization .............................................         1,915          2,457
                                                                              -----------    -----------

Total operating expenses ..................................................         4,009          6,935
                                                                              -----------    -----------

Loss from operations ......................................................        (1,780)        (3,814)

Interest expense ..........................................................          (389)          (279)
Non-cash interest expense .................................................          (302)          (155)
Other income, net .........................................................            11             17
                                                                              -----------    -----------
Net loss before income taxes and minority interest in subsidiary ..........        (2,460)        (4,231)

Income tax benefit ........................................................           127            233
                                                                              -----------    -----------
Net loss before minority interest in subsidiary ...........................        (2,333)        (3,998)

Minority interest in subsidiary ...........................................          --               10
                                                                              -----------    -----------

Net loss ..................................................................        (2,333)        (3,988)

Accretion related to redeemable convertible preferred stock ...............        (1,590)          --
Accretion of preferred dividends ..........................................          (220)          --
                                                                              -----------    -----------

Net loss available to common stockholders .................................   $    (4,143)   $    (3,988)
                                                                              ===========    ===========

Net loss available to common stockholders per common share:
Basic and diluted .........................................................   $     (1.05)   $     (0.42)
                                                                              ===========    ===========

Weighted average number of common shares outstanding:
Basic and diluted .........................................................     3,954,827      9,432,380
                                                                              ===========    ===========

          See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                2003          2004
                                                                                ----          ----
Cash flows from operating activities:
Net loss ..................................................................   $(2,333)   $(3,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .............................................     1,915       2,457
Amortization of software development costs ................................        43        220
Amortization of deferred tax liability ....................................      --         (233)
Provision for doubtful accounts ...........................................        55        598
Non-cash stock-based compensation .........................................        10          4
Non-cash interest expense .................................................       302        155
Minority interest .........................................................        (6)       (10)
Gain on exchange of minority interest shares ..............................      --          (13)
Decrease in fair value of common stock warrants
                                                                                 --          (91)
Changes in operating assets and liabilities:
Accounts receivable .......................................................      (566)      (807)
Prepaid and other current assets ..........................................      (259)      (100)
Other assets ..............................................................      (146)      (355)
Accounts payable and accrued expenses .....................................      (125)      (607)
Deferred revenue ..........................................................       323       (107)
Other liabilities .........................................................       188        118
                                                                              -------    -------

Net cash used in operating activities .....................................      (599)    (2,759)
                                                                              -------    -------

Cash flows from investing activities:
Purchases of property and equipment .......................................      (136)    (1,637)
Purchase of intangible assets .............................................      (110)       (38)
Additions to capitalized software costs ...................................      --         (302)
Acquisition of Hollywood Software, net of cash acquired ...................    (2,354)      --
Acquisition of FiberSat, net of cash acquired..............................      --         (508)
                                                                              -------    -------

Net cash used in investing activities .....................................    (2,600)    (2,485)
                                                                              -------    -------

Cash flows from financing activities:
Net proceeds from issuance of notes payable and warrants ..................     1,230       --
Repayment of notes payable ................................................    (1,000)      (448)
Principal payments on capital leases ......................................      (358)      (158)
Repurchase of common stock ................................................      --          (32)
Proceeds from issuance of common stock ....................................     4,788      5,067
                                                                              -------    -------

Net cash provided by financing activities .................................     4,660      4,429
                                                                              -------    -------

Net increase (decrease)  in cash and cash equivalents .....................     1,461       (815)

Cash and cash equivalents at beginning of period ..........................       956      2,330
                                                                              -------    -------

Cash and cash equivalents at end of period ................................   $ 2,417    $ 1,515
                                                                              =======    =======

          See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media, Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Managed Services") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. FiberSat Global Services, LLC ("FiberSat") was organized in California in August 1998, and was acquired by FiberSat Global Services Inc., a wholly-owned subsidiary of AccessIT, on November 17, 2004. ADM Cinema Corporation ("ADM Cinema"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware on December 21, 2004. AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat and ADM Cinema are referred to herein collectively as the ("Company"). AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states:
Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. AccessDM is in the business of storing and distributing digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a provider of information technology consulting services; its primary offering is to provide managed network monitoring services through its global network command center. FiberSat provides satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced network operations center.

BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial information has been prepared by AccessIT. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the
United States for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

For the nine months ended December 31, 2003 and 2004, the Company incurred net losses of $2,333 and $3,988 respectively, and negative cash flows from operating activities of $599 and $2,759, respectively. In addition, the Company has an accumulated deficit of $18,688 as of December 31, 2004. Furthermore, the Company has debt service requirements (including interest) of $1,550 for the twelve months beginning in January 2005. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, research and development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at December 31, 2004, a financing transaction completed in February 2005, (see Note 12), and expected cash flows from operations; management believes that the Company has the ability to meet its obligations for the foreseeable future. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited Consolidated Financial Statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in AccessIT's Form 10-KSB for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications of prior period data have been made to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  unaudited   Consolidated  Financial  Statements  include  the  accounts  of
AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat and ADM Cinema. All intercompany transactions and balances have been eliminated.

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

In addition, revenues in the Media Services segment include FiberSat, which consist of satellite transmission and network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided, in accordance with SAB No. 104.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of the units sold during the period or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the nine months ended December 31, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended December 31, 2003 and 2004 amounted to $43 and $92, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the nine months ended December 31, 2003 and 2004 amounted to $43 and $220, respectively.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of Class A Common Stock ("Class A Shares") and Class B Common Stock (collectively, "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued and were outstanding. The Company has incurred net losses for the three and nine months ending December 31, 2003 and 2004; therefore, the impact of dilutive potential shares of Common Stock has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), convertible notes and redeemable convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                                               DECEMBER 31,
                                                                            2003         2004
                                                                            ----         ----

Stock options....................................................          498,897      598,897
Underwriter warrants.............................................          120,000      120,000
Shares issuable related to convertible notes.....................               --      307,871
Private Placement Warrants.......................................               --      304,375

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

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        ------------------     -----------------
                                                                           DECEMBER 31,           DECEMBER 31,
                                                                          ------------            ------------
                                                                         2003       2004       2003         2004
                                                                         ----       ----       ----         ----

Net loss as reported .................................................   $  (572)   $(1,319)   $(2,333)   $(3,988)
Stock-based compensation expense included in net loss ................      --         --           10          4
Stock-based compensation expense determined under fair value
based method, net of related income tax benefits .....................      (108)      (158)      (341)      (464)
                                                                         -------    -------    -------    -------
Pro forma net loss ...................................................   $  (680)   $(1,477)   $(2,664)   $(4,448)
                                                                         =======    =======    =======    =======

Basic and diluted net loss available to common stockholders per share:
As reported ..........................................................   $ (0.30)   $ (0.13)   $ (1.05)   $ (0.42)
Pro forma ............................................................   $ (0.32)   $ (0.15)   $ (1.13)   $ (0.47)

USE OF ESTIMATES

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates related to software revenue recognition, capitalization of software development costs, amortization of intangible assets and depreciation of fixed assets. Actual results could differ from those estimates.

NOTE 3. RECENT ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised 2004), a publicly entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, including AccessIT, this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which can not be determined at this time

NOTE 4. NOTES PAYABLE

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants to purchase Class A Shares (the "5-Year Notes Warrants"). During the nine months ended December 31, 2003, the Company raised an aggregate of $1,230 from the issuance of 5-Year Notes to several investors. Through March 31, 2004 the Company had raised a total of $4,405 from the issuance of 5-Year Notes and no additional 5-Year Notes were issued during the nine months ended December 31, 2004. As of March 31, 2004, 5-Year Notes Warrants to purchase 440,500 Class A Shares were issued, of which 5-Year Warrants to purchase 123,000 Class A Shares were issued during the nine months ended December 31, 2003 (see Note 6).

In November 2003, the Company issued two 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Notes"). During the nine months ended December 31, 2004, the Company repaid principal of $378 on the HS Notes.

In February 2004, the Company sent a notice to the holders of the 5-Year Notes and the HS Notes offering to exchange (the "Exchange Offer") the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered Class A Shares at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), which are convertible into Class A Shares at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered Class A Shares. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of December 31, 2004, convertible into a maximum of 307,871 shares of its Class A Shares (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Class A Shares for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer.

In March 2004, in connection with its acquisition of assets of Boeing Digital from the Boeing Company ("Boeing"), the Company issued a non-interest bearing note payable with a face amount of $1,800. The estimated fair value of this note was determined to be $1,367 on the closing date and interest is being imputed over the 4 year term of the note, to non-cash interest expense in the unaudited Consolidated Statement of Operations. On December 31, 2004, the value of the note, (including imputed interest) is $1,489 and is included in notes payable in the unaudited Consolidated Balance Sheet. For the three and nine months ended December 31, 2004, non-cash interest expense resulting from this note was $41 and $123, respectively.

In July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $17.

During the nine months ended December 31, 2004, the Company made scheduled principal payments of $12 on the 5-Year Notes.

NOTE 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Total accretion for the Series A Preferred Stock to its estimated redemption value was $657 and $1,125, respectively, during the three and nine months ended December 31, 2003, respectively of which $633 and $990 related to the accretion to the estimated redemption amount and $24 and $131, respectively, related to the accretion of the beneficial conversion feature. Accretion for the Series B Preferred Stock to its redemption value was $465 for the three and nine months ended December 31, 2003.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to: (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 Class A Shares; (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 Class A Shares; (3) exercise Contingent Warrant B to purchase 143,216 Class A Shares on a cashless-exercise basis; and
(4) accept Class A Shares at a price per share of $5.00 pursuant to the Company's November 2003 initial public offering (the "IPO"), as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 Class A Shares as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. As of December 31, 2004, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

NOTE 6. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 Class A Shares. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. During the nine months ended December 31, 2004, the Company purchased 9,140 Class A Shares for a total purchase price of $32, including fees, which has been recorded as Treasury stock in the unaudited Consolidated Balance Sheet. In January 2005, the Company purchased 42,300 Class A Shares for a total purchase price of $140 including fees, at an average purchase price of $3.31 per share. As of January 31, 2005, an additional 48,560 Class A Shares may be repurchased.

In November 2004, the Company issued 540,000 unregistered shares of Class A Shares in connection with the acquisition of FiberSat (see Note 11).

In October 2004, the Company entered into a stock purchase agreement with an investor to issue and sell 282,776 unregistered Class A Shares at $3.89 per share to the investors for gross proceeds of $1,100 (the "October 2004 Private Placement"). These shares carry piggyback and demand registration rights, at the sole expense of the investors. The net proceeds to the Company of approximately $1,023 were used for the FiberSat acquisition and for working capital.

In June 2004, the Company issued in a private placement (the "Private Placement") 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to subsequently register the securities were approximately $4,000. The Company is using the net proceeds for capital investments and for working capital. The Company also issued to investors and the investment firm in the Private Placement, warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, exercisable upon receipt (the "Private Placement Warrants"). The Company agreed to register the Class A Shares issued and to be issued upon exercising of the Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

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

STOCK OPTION PLAN

At the annual stockholders' meeting held in October 2004, the stockholders voted to approve an increase in the number of AccessIT stock options available for grant from 600,000 Class A Shares to 850,000 Class A Shares.

Under AccessIT's stock option plan, AccessIT granted options to purchase 66,000 Class A Shares to its employees, and options to purchase 1,667 Class A Shares to a vendor in exchange for services, during the nine months ended December 31, 2004, all at an exercise price of $5.00 per share. In addition, in July 2004, AccessIT granted options to purchase 5,000 Class A Shares at an exercise price of $5.00 per share to each of two non-employee members of its Board of Directors for their Board member service. Amortization of deferred stock compensation for the three months ended December 31, 2003 and 2004 was less than $1 in each period. Amortization of deferred stock compensation for the nine months ended December 31, 2003 and 2004 amounted to $10 and $4, respectively, and has been recorded as non-cash stock-based compensation expense in the unaudited Consolidated Statements of Operations. Also, in May 2004, options to purchase 3,334 Class A Shares, previously issued to a vendor were forfeited following the termination of the underlying services agreement, and in December 2004, options to purchase 6,000 Class A Shares were forfeited following the termination of an employee.

As of December 31, 2004, there were options to purchase 251,103 Class A Shares available for grant under AccessIT's stock option plan.

Under AccessDM's stock option plan, AccessDM issued options to purchase 5,000 shares of its common stock to an employee at an exercise price of $0.25 per share, during the nine months ended December 31, 2004. As of December 31, 2004, AccessDM has issued options to purchase 1,005,000 of its shares to employees, and there were options to purchase 995,000 shares of AccessDM common stock available for grant.

WARRANTS

In connection with the issuance of the 5-Year Notes (see Note 4), the Company issued 5-Year Notes Warrants to the holders of the 5-Year Notes. During the nine months ended December 31, 2003, the Company issued 5-Year Notes Warrants to purchase 123,000 Class A Shares to the holders of the 5-Year Notes in the ratio of one-half of a 5-Year Note Warrant for every dollar principal amount of 5-Year Notes issued. In total, 5-Year Notes Warrants to purchase 440,500 Class A Shares were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related notes payable. In March 2004, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related warrants (see Note 4), and the remaining $1,421 aggregate amount of underlying 5-Year Notes Warrants was amortized to Non-Cash Interest Expense. During the three months ended December 31, 2003, and 2004 a total of $111 and $2, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. During the nine months ended December 31, 2003 and 2004, a total of $302 and $13, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. In addition, in July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining $19 of the underlying 5-Year Notes Warrants was amortized to non-cash interest expense.

In connection with the Private Placement, the Company issued to the investors and to the investment firm in the Private Placement, Warrants to purchase 304,375 Class A Shares at an exercise price of $4.80 per share. The Private Placement Warrants are exercisable from the date of issuance and for a period of five years thereafter. However, the Private Placement Warrants may be redeemed by the Company at any time after the date that is one year from the issue date, upon thirty days advance written notice to the holder, for $0.05 per Private Placement Warrant to purchase one Class A Share, provided, that (i) a registration statement with the SEC is then in effect as to such Class A Shares and will be in effect as of a date thirty days from the date of giving the redemption notice and (ii) for a period of twenty (20) trading days prior to the giving of the redemption notice the Class A Shares have closed at a price of $9.20 per share or higher. The Company agreed to register the Class A Shares issued and to be issued upon exercising of the Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective July 20, 2004.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

On July 2, 2004, the Company received notice that certain creditors of one of its data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of December 31, 2004, the Company had accounts receivable of $121, representing approximately two months of service charges, recorded on the unaudited Consolidated Balance Sheet related to this customer. In addition, through December 31, 2004 the Company had $499 of unbilled revenue related to this customer. The Company has provided an allowance for $499 against the unbilled revenue, which is shown in the provision for doubtful accounts in the unaudited Consolidated Statements of Operations. The Company has a first security interest in the customer's accounts receivable and the bankruptcy trustee is conducting an investigation as to the nature and amount of the accounts receivable. Based on information received to date, the Company believes that the customer's accounts receivable which are deemed to be collectible are substantially in excess of the amounts owed to the Company, and recorded on the unaudited Consolidated Balance Sheet. Therefore, the Company believes that the amounts owed to the Company, and recorded on the unaudited Consolidated Balance Sheet will be collected.

In March 2004, the Company acquired certain digital cinema - related assets from the Boeing Company. The purchase price for the assets included 53,534 unregistered Class A Shares. At any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered Class A Shares to the Company in exchange for $250 in cash.

NOTE 8. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                DECEMBER 31,        DECEMBER 31,

                                                                               2003      2004      2003      2004
                                                                              ------    ------    ------    ------

Interest paid .............................................................   $  122    $  91     $  306   $  292
Accretion on mandatorily redeemable convertible preferred stock ...........   $1,125    $  --     $1,590   $   --
Common stock issued to vendor in lieu of cash .............................   $   --    $  --     $  174   $   --
Exchange of preferred stock and warrants for common stock .................   $4,172    $  --     $4,172   $   --
Issuance of common stock and notes to acquire
Hollywood Software, Inc. ..................................................   $4,380    $  --     $4,380   $   --
Issuance of warrants to purchase common stock .............................   $   --    $  --     $   --   $  706
Issuance of common stock to acquire FiberSat Global Services, LLC .........   $   --    $1,625    $   --   $1,625

NOTE 9. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Data Center Services and Media Services. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in
Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Data Center Services segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. The Media Services segment consists of Hollywood SW, AccessDM and FiberSat. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM is in the business of storing and distributing digital content to movie theaters and other venues. FiberSat is in the business of providing satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced networks operations center. Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.

Information related to the segments of the Company and its subsidiaries is detailed below:


                                                            MEDIA        DATA CENTER                    TOTAL
                                                           SERVICES       SERVICES    CORPORATE     CONSOLIDATED
                                                           --------       --------    ---------     ------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003:
     Total income (loss) from operations ............     $    322      $    (13)     $   (758)     $   (449)
     Depreciation and Amortization ..................           73           581            22           676
     Operating income (loss) before interest, taxes,
     depreciation and amortization ..................          395           568          (736)          227

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004:

     Total loss from operations .....................     $   (244)     $   (132)     $   (860)     $ (1,236)
     Depreciation and Amortization ..................          426           443            26           895

     Operating income (loss) before interest, taxes,
     depreciation and amortization ..................          182           311          (834)         (341)


FOR THE NINE MONTHS ENDED DECEMBER 31, 2003:
     Total income (loss) from operations ............     $    322      $   (126)     $ (1,976)     $ (1,780)
     Depreciation and Amortization ..................           73         1,774            68         1,915

     Operating income (loss) before interest, taxes,
     depreciation and amortization ..................          395         1,648        (1,908)          135

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004:

     Total loss from operations .....................     $   (649)     $   (256)     $ (2,909)     $ (3,814)
     Depreciation and Amortization ..................        1,025         1,355            77         2,457

     Operating income (loss) before interest, taxes,
     depreciation and amortization ..................          376         1,099        (2,832)       (1,357)


AS OF DECEMBER 31,2004:

     Total Assets ...................................     $ 16,089      $  5,752      $  1,410      $ 23,251


NOTE 10. RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2004, the Company had principal amounts of $1,400 and $4,000, respectively, in notes payable to related parties, including officers of the Company. During the three months ended December 31, 2003 and 2004, there were $0 and $131, respectively, principal repayments for these notes payable. During the nine months ended December 31, 2003 and 2004, there were $0 and $509, respectively, of principal repayments for these notes payable.

NOTE 11. ACQUISITIONS

On October 19, 2004, the Company and its wholly-owned subsidiary, FiberSat Global Services, Inc., entered into an agreement to purchase substantially all of the assets and certain specified liabilities of FiberSat Global Services, LLC. On November 17, 2004, the FiberSat acquisition was completed. FiberSat, headquartered in Chatsworth, California, provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of the Company's digital cinema satellite delivery services.


The initial purchase price for FiberSat consisted of 500,000 unregistered Class A Shares, and the Company agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500 in cash and 100,000 unregistered Class A Shares. The Company had the option to exchange up to 50,000 of such 100,000 Class A Shares to increase the cash, and thereby decrease the Class A Share portion of such repayment based on the ratio of one Class A Share for each $5.00 of additional cash. The Company repaid these liabilities by paying approximately $381 and issuing 40,000 shares of Class A Shares. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. The Company has also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of the Company's Class A Shares during such 90 days declines below an average of $3.17 per share.


Following the FiberSat acquisition, the following is the initial estimated purchase price allocation:

Current assets ................................................           $  214
Property and equipment, net ...................................            2,164
Intangible assets .............................................              560
Goodwill ......................................................               24
Other noncurrent assets .......................................               16

Total tangible and intangible assets acquired .................            2,978
Less: liabilities assumed:

Current liabilities ...........................................              711

Long-term liabilities .........................................               80
                                                                          ------
Total Liabilities .............................................              791
                                                                          ------
Total Purchase Price ..........................................           $2,187
                                                                          ======

NOTE 12. SUBSEQUENT EVENTS

On December 23, 2004, ADM Cinema Corporation, the Company's wholly owned subsidiary, entered into an asset purchase agreement with Pritchard Square Cinema, LLC, a New York limited liability company (the "Seller"), and Norman Adie, the Seller's managing member, to purchase substantially all of the assets and certain liabilities of the Seller's Pavilion Movie Theatre/Entertainment Complex (the "Pavilion") located in Brooklyn, New York. On February 11, 2005 the acquisition of the Pavilion was completed. The total purchase price is approximately $5.4 million, including transaction fees. The purchase price included a cash payment of $3,300 (less $500 held in escrow pending the completion of certain construction) and a five-year 8% promissory note for $1,700, among other things. The Pavilion is an eight-screen movie theatre and cafe and will be a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion will also become a showplace for the Company to demonstrate its integrated digital cinema solutions to the movie entertainment industry. The Company will file the financial statements of the Seller and the Company's pro forma financial information pursuant to the Exchange Act and the rules promulgated thereunder.

On February 10, 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants (the "Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in 12 equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. The Company may pay the interest in cash or, if certain conditions are met, by issuing shares of its Class A Shares. If the Company is eligible to issue Class A Shares to repay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. The Convertible Debentures are initially convertible into 1,867,322 shares of Class A Shares, based upon a conversion price of $4.07 per share subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants exercisable for Class A Shares. Additionally, the Company issued to the investors Convertible Debentures Warrants to purchase up to 560,197 shares of Class A Shares, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Company has agreed to register, among other things, the Class A Shares underlying the Convertible Debentures and Convertible Debentures Warrants on Form S-3 within 30 days from the closing. If, among other things, the registration statement is not filed within 30 days or is not declared effective within 90 days (120 days in the event of an SEC review), then cash delay payments equal to 1% of the offering proceeds per month will apply.

On January 26, 2005, the bankruptcy court in the matter of Norvergence approved a motion for the trustee to pay the Company $121,000 for past due accounts receivable. Additionally, the Company has been granted the right to pursue collection of Norvergence's customer accounts receivable. Any amounts collected will be retained by the Company in settlement of its claim against Norvergence.

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


We have two reportable segments: Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services; and Media Services, which represents the operations of Hollywood SW, AccessDM (including Boeing Digital), ADM Cinema, and FiberSat. For the three months ended December 31, 2004, we received 47% and 53%, respectively, of our revenue from the Media Services and Data Center Services segments. For the nine months ended December 31, 2004, we received 35% and 65%, respectively, of our revenue from the Media Services and Data Center Services segments.

From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, consulting and maintenance fees. Managed Services generates revenues primarily from managed network services. AccessDM generates revenues from the delivery of movies and other content into movie theaters. We incurred net losses of $2.33 million and $4.0 million in the nine months ended December 31, 2003 and 2004, respectively, and we have an accumulated deficit of $18.7 million as of December 31, 2004. We anticipate that, with the acquisitions of Hollywood SW, FiberSat, Managed Services and substantially all of the assets of Boeing Digital, as well as the operation of AccessDM, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to software revenue recognition, capitalized software costs, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our unaudited Consolidated Financial Statements.

REVENUE RECOGNITION

Through December 31, 2004, most of our Media Services segment revenues have been generated by Hollywood SW and are accounted for in accordance with Statement of Position 97-2 ("SOP 97-2") and SAB 104. Our software revenues are generated from the following primary sources:

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

CAPITALIZED SOFTWARE COSTS

We account for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of the units sold during the period or on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the nine months ended December 31, 2004. Amortization of capitalized software development costs, included in costs of revenues, for the three and nine months ended December 31, 2004 amounted to $92,000 and $220,000, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of December 31, 2004, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses for satellite transmission services, trade names and trademarks, which are estimated to have useful lives of ranging from 2 to 10 years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW, Managed Services and FiberSat.

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

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, digital movie delivery fees and satellite delivery services. Media Services revenue are those generated by Hollywood SW, AccessDM and FiberSat. Our Data Center Services revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees, and managed network monitoring fees.

o Cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs and amortization of capitalized software development costs.

o Selling, general and administrative expenses consist primarily of salaries and related personnel costs for management and other headquarters office employees, professional fees, advertising and marketing costs and our corporate and divisional headquarters facility costs.

o Provision for doubtful accounts represents amounts deemed not probable of collection from customers.

o Non-cash, stock-based compensation represents the value of employee and non-employee stock options and restricted stock grants, amortized over the vesting periods (if any).

o Non-cash interest expense represents the accretion of the value of warrants attached to our five-year promissory notes, and the imputing of interest on a non-interest bearing note payable.

PRIVATE PLACEMENTS

On June 4, 2004, we concluded the Private Placement with several investors whereby we issued 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were approximately $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm Private Placement Warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the shares underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

On October 26, 2004, we entered into the October 2004 Private Placement, whereby we issued and sold 282,776 unregistered shares of Class A Shares at $3.89 per share to certain investors for gross proceeds of $1.1million. These shares carry piggyback and demand registration rights, at the sole expense of the investors. The net proceeds to the Company of approximately $1.023 million were used for the FiberSat acquisition and for working capital. (See Note 6 to the Consolidated Financial Statements).

RECENT ACCOUNTING ISSUES

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised 2004), a publicly entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, including AccessIT, this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which can not be determined at this time

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND THE NINE MONTHS ENDED DECEMBER 31, 2004


REVENUES. Our total revenues were $4.87 million and $7.13 million for the nine months ended December 31, 2003 and 2004, respectively, an increase of 46%. The increase was primarily attributable to Hollywood SW, which was acquired in November 2003, and contributed $1.35 mil1ion of increased revenues and Managed Services, which was acquired in January 2004, generated $570,000 of revenues. In addition, FiberSat, which we acquired in November 2004, generated $348,000 of revenues and our AccessDM division contributed $173,000 of revenues. These increases were partially offset by our Internet data center operations which experienced a revenue decrease of $177,000 primarily due to the loss of one customer.

COST OF REVENUES. Our cost of revenues was $2.64 million and $4.01 million for the nine months ended December 31, 2003 and 2004, respectively, an increase of 52%. This increase was primarily attributable to the acquisition of Hollywood

SW, Managed Services and FiberSat. Hollywood SW expenses increased by $574,000, primarily due to personnel costs and amortization of capitalized software costs. Managed Service's operating expenses were $417,000, primarily representing personnel and utility costs. In addition, AccessDM incurred digital cinema-related delivery costs of $150,000. Additionally, FiberSat expenses were $145,000, primarily representing personnel costs. Also, cost of revenues increased at our IDC's by $85,000, primarily due to utility cost increases.

GROSS PROFIT. Gross profit was $2.23 million and $3.12 million for the nine months ended December, 31, 2003 and 2004, respectively. The increase was primarily due to $772,000 of increased gross profit generated by Hollywood SW, and FiberSat, which we acquired in November 2004, generated $203,000 in gross profit. In addition, Managed Services, which we acquired in January 2004, generated $153,000 in gross profit. Additionally, a gross profit of $23,000 was attributable to AccessDM's operations and we experienced a decrease in gross profit at our IDC's of $259,000, which was primarily attributable to the loss of a customer and higher utility expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $2.02 million and $3.59 million for the nine months ended December 31, 2003 and 2004, respectively, an increase of 78%. Incremental costs associated with Hollywood SW, Managed Services, AccessDM, and FiberSat for the nine months ended December 31, 2004, were $623,000, $274,000, $148,000, and
$108,000 respectively, due primarily to personnel and office expenses. The remainder of the increase is primarily due to increases in corporate personnel costs, advertising expenses and, professional fees. As of December 31, 2003 and 2004 we had 23 and 58 employees, respectively, and one and five of whom, are part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $55,000 and $598,000 for the nine months ended December 31, 2003 and 2004, respectively. The increase is primarily due to the recording of a provision of $499,000 in September 2004 related to the bankruptcy of a data center customer in July 2004. The remainder of the increase is due to the increase in overall business activity.

RESEARCH AND DEVELOPMENT. We recorded expenses of $8,000 and $288,000 for the nine months ended December 31, 2003 and 2004, respectively. The increase is attributable to research and development efforts at Hollywood SW.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $10,000 and $4,000 for the nine months ended December 31, 2003 and 2004, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.91 million and $2.46 million for the nine months ended December 31, 2003 and 2004, respectively, an increase of 24%. The acquisition of Hollywood SW and Managed Services and the addition of AccessDM resulted in $268,000 $587,000 and $117,000, respectively, of depreciation and amortization for the nine months ended December 31, 2004. Partially offsetting these increases was certain data center and corporate computer equipment reaching the end of their estimated useful lives, and becoming fully depreciated.

INTEREST EXPENSE. Interest expense was $389,000 and $279,000 for the nine months ended December 31, 2003 and 2004, respectively. The decrease was primarily due to the March 2004 exchange of $2.5 million for aggregate principal amount of 5-Year Notes for Class A Shares and $1.7 million aggregate principal amount of 5-Year Notes for Convertible Notes. In addition, in November 2003, we repaid a 1-year 9% note payable for $1.0 million incurred in connection with the November 2002 acquisition of six IDC's.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $302,000 and $155,000 for the nine months ended December 31, 2003 and 2004, respectively. Non-cash interest expense results from the imputing of interest on the $1.8 million note payable to Boeing, incurred in the March 2004, and from the accretion of the value of the 5-Year Notes Warrants attached to the 5-Year Notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of 5-Year Notes described above.

INCOME TAX BENEFIT. Income tax benefit was $127,000 and $233,000 for the nine months ended December 31, 2003 and 2004, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $2.33 million and $4.0 million for the nine months ended December 31, 2003 and 2004, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND THE THREE MONTHS ENDED DECEMBER 31, 2004

REVENUES. Our total revenues were $2.04 million and $2.74 million for the three months ended December 31, 2003 and 2004, respectively, an increase of 34%. The increase was primarily attributable to Hollywood SW, which was acquired in November 2003, and contributed $216,000 of increased revenues, Managed Services, which was acquired in January 2004, which generated $188,000 of revenues. In addition, FiberSat, which we acquired in November 2004, generated $348,000 of revenues and our AccessDM division contributed $105,000 of revenues. These increases were partially offset by our Internet data center operations which experienced a revenue decrease of $162,000 primarily due to the loss of one customer.

COST OF REVENUES. Our cost of revenues was $894,000 and $1.6 million for the three months ended December 31, 2003 and 2004, respectively, an increase of 83%. This increase was primarily attributable to the acquisition of Hollywood SW, Managed Services and FiberSat. Hollywood SW expenses increased by $327,000, primarily due to personnel costs and amortization of capitalized software costs. Managed Service's operating expenses were $154,000, primarily representing personnel and utility costs. In addition, AccessDM incurred digital cinema-related delivery costs of $51,000. Additionally, FiberSat expenses were $145,000, primarily representing personnel costs. Also, cost of revenues increased at our IDC's by $63,000, primarily due to utility cost increases.

GROSS PROFIT. Gross profit was $1.15 million and $1.1 million for the three months ended December, 31, 2003 and 2004, respectively. The increase was primarily due to FiberSat, which we acquired in November 2004, which generated $203,000 in gross profit Managed Services, which we acquired in January 2004, which generated $34,000 in gross profit. In addition, a gross profit of $51,000 was attributable to AccessDM's operations. Additionally, we experienced a decrease in gross profit at Hollywood SW of $109,000 and our IDC's of $221,000, which was primarily attributable to the loss of a customer and higher utility expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $872,000 and $1.3 million for the three months ended December 31, 2003 and 2004, respectively, an increase of 49%. Incremental costs associated with FiberSat, Managed Services, AccessDM and Hollywood SW, for the nine months ended December 31, 2004, were $108,000, $44,000, $89,000 and $51,000, respectively, due primarily to personnel and office expenses. The remainder of the increase is primarily due to increases in corporate personnel costs, advertising expenses and, professional fees. As of December 31, 2003 and 2004 we had 23 and 58 employees, respectively, and one and five of whom, are part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $42,000 and $23,000 for the three months ended December 31, 2003 and 2004, respectively. The increase is primarily due to the recording of a provision of $499,000 in September 2004 related to the bankruptcy of a data center customer in July 2004. The remainder of the increase is due to the increase in overall business activity.

RESEARCH AND DEVELOPMENT. We recorded expenses of $8,000 and $122,000 for the three months ended December 31, 2003 and 2004, respectively. The increase is attributable to research and development efforts at Hollywood SW.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $676,000 and $895,000 for the three months ended December 31, 2003 and 2004, respectively, an increase of 18%. The acquisition of Hollywood SW and Managed Services and the addition of AccessDM resulted in $116,000 $43,000 and $213,000, respectively, of depreciation and amortization for the nine months ended December 31, 2004.
Partially offsetting these increases was certain data center and corporate computer equipment reaching the end of their estimated useful lives, and becoming fully depreciated.

INTEREST EXPENSE. Interest expense was $143,000 and $90,000 for the three months ended December 31, 2003 and 2004, respectively. The decrease was primarily due to the March 2004 exchange of $2.5 million aggregate principal amount of 5-Year Notes for Class A Shares and $1.7 million aggregate principal amount of 5-Year

Notes for Convertible Notes. In addition, in November 2003, we repaid a 1-year 9% note payable for $1.0 million, incurred in connection with the November 2002 acquisition of six IDC's.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $111,000 and $43,000 for the three months ended December 31, 2003 and 2004, respectively. Non-cash interest expense results from the imputing of interest on the $1.8 million note payable to Boeing, incurred in March 2004, and from the accretion of the value of the 5-Year Notes Warrants attached to the 5-Year Notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of 5-Year Notes described above.

INCOME TAX BENEFIT. Income tax benefit was $127,000 and $77,000 for the three months ended December 31, 2003 and 2004, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $572,000 and $1.32 million for the three months ended December 31, 2003 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of our one-and five-year 8% promissory notes and our IPO. In March 2004, we refinanced $4.2 million aggregate principal amount (plus accrued and unpaid interest) of 5-Year Notes pursuant to the Exchange Offer. In exchange for those notes, we issued 707,477 unregistered Class A Shares and $1.7 million aggregate principal amount of Convertible Notes which, as of December 31, 2004, were convertible into a maximum of 307,871 Class A Shares. From inception through December 31, 2004, we had raised cash of $20.7 million, $4.5 million and $4.4 million through sales of our Common Stock, preferred stock, and promissory notes, respectively. Additionally, we have issued common stock in lieu of cash payments totaling $5.8 million to the sellers of Hollywood SW, Managed Services and Boeing Digital, and for construction services at our IDCs. Also, in November 2002, we issued a $1.0 million 9% secured note to a seller in connection with the acquisition of six IDCs from ColoSolutions. This note was repaid in November 2003. We have no borrowings or line of credit arrangements with banks or other financial institutions. We are not party to any material off-balance sheet arrangements.

On July 2, 2004, we received notice that certain creditors of one of our data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of December 31, 2004, we had accounts receivable of $121,000 recorded on the unaudited Consolidated Balance Sheet related to this customer. We have a first security interest in the customer's accounts receivable and the bankruptcy trustee is attempting to validate the amount and nature of the accounts receivable. Based on information received to date, we believe that the customers accounts receivable that are deemed to be collectible are substantially in excess of the amounts recorded on our unaudited Consolidated Balance Sheet. Therefore, we believe that the amounts owed to us, and recorded on the unaudited Consolidated Balance Sheet, will be collected. We have been advised that the bankruptcy trustee is in receipt of certain amounts resulting from paid receivables of the customer; however, the trustee has not paid any amounts to us in respect of our claim.

On June 4, 2004, we concluded the Private Placement with several investors whereby we issued 1,217,500 unregistered Class A Shares at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm Private Placement Warrants to purchase a total of 304,375 Class A Shares at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the share underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

On October 26, 2004, we entered into the October 2004 Private Placement with investors whereby we issued 282,776 unregistered Class A Shares at $3.89 per share to the investors for gross proceeds of $1.1million. These shares carry piggyback and demand registration rights, at the sole expense of the investors. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat acquisition and for working capital. (See Note 6 to the Consolidated Financial Statements).

On November 14, 2003 our IPO was finalized, resulting in the issuance of 1,380,000 Class A Shares. The net proceeds of our IPO were $4.8 million, of which $1.1 million was used for general business purposes. We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee of $4,167 per month for the 12-month period beginning upon the completion of the IPO. (See Note 5 to the Consolidated Financial Statements)

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with this acquisition, we issued $3.0 million aggregate principal amount of HS Notes, which are secured and senior, with certain exceptions, to all indebtedness during their five year term. Our obligations to repay the HS Notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations. In addition, as of December 31, 2004, the principal balance of the HS Notes is $2.62 million. (See Note 4 to the Consolidated Financial Statements)

On November 17, 2004, we acquired substantially all of the assets and certain specified liabilities of FiberSat. The initial purchase price for FiberSat consisted of 500,000 unregistered Class A Shares, and we agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500,000 in cash and 100,000 unregistered Class A Shares. We had the option to exchange up to 50,000 of such 100,000 Class A Shares to increase the cash, and thereby decrease the Class A Share portion of such repayment based on the ratio of one Class A Share for each $5.00 of additional cash. We repaid these liabilities by paying approximately $381,000 and issuing 40,000 shares of Class A Shares. In addition, we may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. We have also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of our Class A Shares during such 90 days declines below an average of $3.17 per share. (See
Note 11 to the Consolidated Financial Statements)

On March 29, 2004, we acquired certain assets from Boeing for use in AccessDM's digital cinema business. In connection with this acquisition we issued a 4-year non-interest bearing note for $1.8 million with equal repayments of $450,000 due each year beginning in April 2005.In addition, at any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered Class A Shares to us for $250,000 in cash. (See Note 4 to the Consolidated Financial Statements)

As of December 31, 2004, we had cash and cash equivalents of $1.52 million. Our working capital at December 31, 2004 was $224,000.

For the nine months ended December 31, 2003, we raised gross proceeds of $1.2 million through sales of our 5-Year Notes.

Our operating activities resulted in net cash outflows of $599,000 and $2.8 million for the nine months ended December 31, 2003 and 2004, respectively. The increase was primarily due to lower collection of accounts receivable.

Investing activities used net cash of $2.6 million and $2.5 million for the nine months ended December 31, 2003 and 2004, respectively. The increase was due to various purchases of computer and other equipment, primarily to support our digital cinema and managed data storage businesses, and, additions to Hollywood SW's capitalized software costs. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities of $4.66 million for the nine months ended December 31, 2003 was primarily due to proceeds from issuance of Class A Shares of $4.79 and the issuance of $1.23 million of our 5-Year Notes, less $1.36 repayments of notes payable and capital lease obligations. Net cash provided by financing activities of $4.43 million for the nine months ended December 31, 2004 was due primarily to the June 2004 Private Placement and the October 2004 Private Placement, less repayments of notes payable, capital lease obligations and proceeds from capital leases.

We have acquired equipment under long-term capital lease obligations that expire at various dates through December 2006. As of December 31, 2004, we had an outstanding balance of $515,000 in capital lease obligations. These capital lease obligations cover computer and telecom equipment at our data centers and our corporate office. All our capital lease obligations are secured by equipment at the following locations and in the following principal amounts: at our executive offices, telephone equipment in the remaining principal amount of $17,000, and computer equipment for use in Managed Service's operations of $14,000. As of December 31, 2004, minimum future capital lease payments (including interest) for the fiscal years ended December 31, 2005 and 2006, were $576,000, and $13,000, respectively. During the nine months ended December 31, 2003 and 2004, we made early repayments of $159,000 and $70,000 on capital leases, respectively, in order to achieve interest savings and aid future cash flow.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer.

Other significant commitments consist of obligations under non-cancelable operating leases that totaled $15.9 million as of December 31, 2004 and are payable in varying monthly installments through 2015. As of December 31, 2004, minimum future operating lease payments for the fiscal years ended December 31, 2005, 2006, 2007, 2008, 2009 and thereafter (in total) were $2.4 million, $2.3
million,   $2.3  million,   $2.3   million,   $1.9  million  and  $4.7  million,
respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered Class A Shares. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

During the fiscal year ended March 31, 2004 and the nine months ended December 31, 2004, we have incurred losses of $4.8 million and $4.0 million, respectively, and cash inflows (outflows) from operating activities of $321,000 and $(2.8) million, respectively. In addition, we have an accumulated deficit of $18.7 million as of December 31, 2004. Furthermore, we have total debt service requirements totaling $1.55 million for the twelve months beginning in January 2005.

In July 2004, we made early repayments totaling $58,000 for two 5 -Year Notes, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $19,000.

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 Class A Shares. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. During the nine months ended December 31, 2004, we purchased 9,140 Class A Shares for a total purchase price of $32, including fees, which has been recorded as Treasury stock in the unaudited Consolidated Balance Sheet. In January 2005, we purchased 42,300 Class A Shares for a total purchase price of $140 including fees, at an average purchase price of $3.31 per share. As of January 31, 2005, an additional 48,560 Class A Shares may be repurchased. (See
Note 6 to the Consolidated Financial Statements)

Management expects that we will continue to generate operating losses for the foreseeable future due to depreciation and amortization, research and development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that. based on the Company's cash position at December 31, 2004, a financing transaction completed in February 2005, (see Note 12), and expected cash flows from operations, the Company has the ability to meet its obligations for the foreseeable future.

RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2004, the Company had principal amounts of $1,400 and $4,000, respectively, in notes payable to related parties, including officers of the Company. During the three months ended December 31, 2003 and 2004, there were $0 and $131,000, respectively, principal repayments for these notes payable. During the nine months ended December 31, 2003 and 2004, there were $0 and $509,000, respectively, of principal repayments for these notes payable.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On July 2, 2004, we received notice that certain creditors of one of our data center customers filed an involuntary bankruptcy petition against the customer. On July 14, 2004, the customer agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. As of December 31, 2004, we had accounts receivable of $121,000 recorded on the unaudited Consolidated Balance Sheet related to this customer. We have a first security interest in the customer's accounts receivable and the bankruptcy trustee is attempting to validate the amount and nature of the accounts receivable. Based on information received to date, we believe that the customers accounts receivable that are deemed to be collectible are substantially in excess of the amounts recorded on our unaudited Consolidated Balance Sheet. Therefore, we believe that the amounts owed to us, and recorded on the unaudited Consolidated Balance Sheet, will be collected. We have been advised that the bankruptcy trustee is in receipt of certain amounts resulting from paid receivables of the customer; however the trustee has not paid any amounts to us in respect of our claim.

On January 26, 2005 the bankruptcy court in the matter of Norvergence approved a motion for the trustee to pay the Company $121,000 for past due accounts receivable. Additionally, the Company has been granted the right to pursue collection of Norvergence's customer accounts receivable. Any amounts collected will be retained by the Company in settlement of its claim against Norvergence."

ITEM 5.  OTHER INFORMATION.

The information required in response to this Item is set forth in Note 12 to the Consolidated Financial Statements contained in this Report on Form 10-QSB, and such information is hereby incorporated herein by reference. Such description contains all of the of the information required hereunder.

ITEM 6.  EXHIBITS.

            The exhibits are listed in the Exhibit Index beginning on page 29 herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACCESS INTEGRATED TECHNOLOGIES, INC.
                                               (Registrant)


Date: February 14, 2005           BY: /S/  A. DALE MAYO
                                  ----------------------------------------------
                                  A. Dale Mayo
                                  President and Chief Executive Officer
                                    and Director
                                  (Principal Executive Officer)


Date:  February 14, 2005          BY: /S/ BRIAN D. PFLUG
                                  ----------------------------------------------
                                  Brian D. Pflug
                                  Senior Vice President - Accounting & Finance
                                  (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

2.1       Stock  Purchase  Agreement,  dated  October  24,  2004,  among  Access
          Integrated Technologies, Inc. and the purchases identified therein.

4.1       Registration  Rights  Agreement,  dated as of November 8, 2004,  among
          Access Integrated Technologies, Inc. and the purchases identifed therein.

10.1*     Asset Purchase  Agreement,  dated as of October 19, 2004, among Access
          Integrated Technologies,  Inc. FiberSat Global Services Inc., FiberSat
          Global   Services   LLC,   Richard   Wolfe,   Ravi   Patel,   McKibben
          Communications,  Globecomm Systems,  Inc., Timothy Novoselski,  Scott
          Smith and Farina.

10.2      Asset  Purchase  Agreement,  dated as of December 23, 2004,  among ADM
          Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie

31.1      Certification Pursuant to Rule 13a-14(a) under the Securities Exchange
          Act of 1934.

31.2      Certification Pursuant to Rule 13a-14(a) under the Securities Exchange
          Act of 1934.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference from the Registrant's Current Report on Form 8-K/A dated October 19, 2004, which was filed on November 8, 2004 (Commission File No. 001-31810).

All of the above-referenced Exhibits (other than Exhibit 10.1) are filed herewith.