Form 10KSB
period 2005-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2005-06-29
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 2005

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

                                 (973) 290-0080
                          (ISSUER'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 CLASS A COMMON STOCK, PAR VALUE $.001 PER SHARE

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

Issuer's revenues for the fiscal year ended March 31, 2005 were $10,651,431.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $8.99 per share, as of June 28, 2005, the closing price of such common equity on the American Stock Exchange, was approximately $50,135,774. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 28, 2005, 9,433,328 shares of Class A Common Stock, $.001 par value, and 965,811 shares of Class B Common Stock, $.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 9, 10, 11, 12, and 13 of Form 10-KSB is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 15, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X.
------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE

FORWARD-LOOKING STATEMENTS..................................................   2

                                     PART I

ITEM 1.       Business......................................................   3

ITEM 2.       Property......................................................  19

ITEM 3.       Legal Proceedings.............................................  20

ITEM 4.       Submission of Matters to a Vote of Security Holders...........  20

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters......  20

ITEM 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  23

ITEM 7.       Consolidated Financial Statements.............................  35

ITEM 8.       Changes  in  and   Disagreements   with  Accountants  on
              Accounting  and Financial Disclosure..........................  69

ITEM 8A.      Controls and Procedures.......................................  69

ITEM 8B.      Other Information.............................................  70

                                    PART III

ITEM 9.       Directors, Executive Officers and Control Persons; Compliance with
              Section 16(a) of the Exchange Act.............................  70

ITEM 10.      Executive Compensation........................................  70

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters...................................  70

ITEM 12.      Certain Relationships and Related Transactions................  70

ITEM 13.      Exhibits......................................................  71

ITEM 14.      Principal Accountant Fees and Services........................  75

SIGNATURES..................................................................  76

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

In this report, "AccessIT," "we," "us," "our" and the "Company" refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I

ITEM 1. BUSINESS

AccessIT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating Internet data centers. We are actively expanding into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide. These businesses, supported by our Internet data center business, have become our primary strategic focus.

Our business focus is to create a secure, managed and complete system that consists of software to book, track and perform accounting functions for digital content in theatres, deliver digital content to multiple locations and provide the content management software for in-theatre playback system for the digital cinema marketplace. The system is intended to use all of our businesses:

MEDIA SERVICES

     o DIGITAL MEDIA DELIVERY - digital media managed electronic delivery services and in-theatre management software for use in theatres from Access Digital Media, Inc. ("AccessDM"), our wholly owned subsidiary and satellite delivery services from FiberSat Global Services, Inc., our wholly owned subsidiary. The Pavilion Theatre (as defined below) is utilizing the digital media managed electronic delivery services and in-theatre management software products;

     o MOVIE DISTRIBUTION AND EXHIBITOR SOFTWARE - Hollywood Software, Inc. ("Hollywood SW"), our wholly owned subsidiary, develops and licenses distribution and exhibitor software products and services;

DATA CENTER SERVICES

     o DATA CENTERS - AccessIT's Internet data centers ("IDCs" or "data centers"), including redundant sites in Los Angeles and New York City; and

     o MANAGED SERVICE OFFERINGS- managed storage and network and systems management services by Core Technology Services, Inc. ("Managed Services"), our wholly owned subsidiary, and AccessIT.

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

We have two reportable segments: Media Services, which represents the operations of AccessDM (including Boeing Digital (as defined below)), Pavilion Theatre, FiberSat (as defined below) and Hollywood SW; and Data Center Services, which are comprised of our IDC operations and Managed Service Offerings.

In February 2003, we organized AccessDM, which in May 2004 became our wholly-owned subsidiary. AccessDM has developed proprietary software, Digital Express e-Courier, capable of worldwide delivery of digital data -- including movies, advertisements and alternative content such as concerts, seminars and sporting events -- to movie theaters and other venues having digital projection equipment. Also, in April 2005 we completed the development of in-theatre management software for use by digitally - equipped movie theaters, called the Theatre Command Center.

In November 2003, we acquired all of the capital stock of Hollywood SW, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada (the "Hollywood SW Acquisition"). Its licensed software records and manages information relating to the planning, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. In addition, Hollywood SW's software complements, and is integrated with, AccessDM's digital content delivery software by enabling Hollywood SW's customers to seamlessly plan and schedule delivery of digital content to entertainment venue operators as well as to manage the related financial transactions.

In an effort to increase the competitive advantage of the IDCs, on January 9, 2004, we acquired Managed Services, a managed service provider of information technologies. As an information technology outsourcing organization, Managed Services manages clients' networks and systems in over 35 countries in Europe, Asia, North and South America and more than 20 states in the United States. Managed Services operates a 24x7 Global Network Command Center ("GNCC"), capable of running the networks and systems of large corporate clients. The four largest customers of Managed Services accounted for approximately 77% of its revenues. The managed services capabilities of Managed Services have been integrated with our IDCs and now operate under the name of AccessIT Managed Services.

In March 2004, we acquired certain assets of Boeing Digital Cinema ("Boeing Digital"), a division of The Boeing Company ("Boeing"). These assets were purchased to further our strategy of becoming a leader in the delivery of movies and other digital content to movie theaters. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theaters in the United States and equipment stored at other locations, and satellite transmission equipment located in Los Angeles, California. Since the acquisition, we have used the stored equipment (and added new equipment) in an additional 3 screens within 2 theaters in the United States.

Also in March 2004, we refinanced approximately $4.2 aggregate principal amount (plus accrued and unpaid interest) of our promissory notes pursuant to an exchange offer. In exchange for these promissory notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of new convertible notes which as of March 31, 2005 were convertible into a maximum of 312,425 shares of our Class A common stock.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of the holders's shares for 31,300 unregistered shares of AccessIT's Class A common stock. As a result of the transaction, which was consummated on May 26, 2004, AccessIT now holds 100% of AccessDM's common stock.

In June 2004, we consummated a $4.87 million private placement of 1,217,500 unregistered shares of our Class A common stock with institutional and other accredited investors. Pursuant to the private placement, we also issued to the investors and the placement agent warrants to purchase up to 243,500 and 60,875 shares of our Class A common stock, respectively, at an exercise price of $4.80 per share, exercisable upon receipt. We registered the resale of all of the
1,217,500 shares and the 304,375 shares underlying the warrants on a registration statement on Form SB-2 with the SEC on July 2, 2004, which was declared effective by the SEC on July 20, 2004.

In November 2004, we consummated a $1.1 million private placement of 282,776 unregistered shares of our Class A common stock at $3.89 per share with certain accredited investors. The net proceeds of approximately $1.023 million from such private placement were used for the FiberSat Acquisition and for working capital. These shares carry piggyback and demand registration rights, at the sole expense of the investors. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares on a regisration statement on Form S-3, which was declared effective by the SEC on March 21, 2005.

Also in November 2004, we acquired substantially all of the assets of FiberSat Global Services, LLC (the "FiberSat") through FiberSat Global Services, Inc., our wholly owned subsidiary (the "FiberSat Acquisition"). FiberSat, headquartered in Chatsworth, California, provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of our digital cinema satellite delivery services. By completing the FiberSat Acquisition, we gained extensive satellite distribution and networking capabilities provided by FiberSat's fully operational data storage and uplink facility located in Los Angeles, California. FiberSat has the ability to provide broadband video, data and Internet transmission and encryption services for the broadcast and cable television and communications industries.

In February 2005, we consummated a private placement of $7.6 million, 4-year convertible debentures (the "Convertible Debentures"). The Convertible Debentures bear interest at the rate of 7% per year and are convertible into shares of our Class A common stock at the price of $4.07 per share, subject to possible adjustments from time to time. In connection with the Convertible Debenture offering, we issued the participating institutional investors warrants (the "Convertible Debentures Warrants") exercisable for up to 560,197 shares of Class A common stock at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants may be exercised beginning on September 9, 2005 until five years thereafter. We registered the resale of all of the shares underlying the Convertible Debentures and the Convertible Debentures Warrants with the SEC on March 11, 2005, which was declared effective by the SEC on March 21, 2005.

Also in February 2005, through ADM Cinema Corporation, our wholly owned subsidiary ("ADM Cinema"), we consummated the acquisition of substantially all of the assets of the Pavilion Movie Theatre located in Park Slope section of Brooklyn, New York ("Pavilion Theatre")from Pritchard Square Cinema, LLC. The Pavilion Theatre is an eight-screen movie theatre and cafe and is a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre will also become our showplace to demonstrate our integrated digital cinema solutions to the movie entertainment industry.

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

During the fiscal year ended March 31, 2005, we received 62% of our revenue from the Data Center Services segment and 38% of our revenue from the Media Services segment. During the fiscal year ended March 31, 2004, we received 81% of our revenue from the Data Center Services segment and 19% of our revenue from the Media Services segment. For the fiscal year ended March 31, 2005, KMC Telecom, an IDC customer, comprised approximately 18.2% of our revenues. Our contract with KMC Telecom expires on December 15, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract. No other single customer accounted for greater than 10% of revenues during the fiscal year ended March 31, 2005. From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs.

Our principal executive offices are at 55 Madison Avenue, Suite 300, Morristown, NJ 07960, and our telephone number at such offices is (973) 290-0080. Our e-mail address is investor@accessitx.com and our web site address is www.accessitx.com. Information accessed on or through our web site does not constitute a part of this report.

MEDIA SERVICES

The Media Services segment of our business consists of two units: the Digital Media Delivery Services and the Hollywood SW business. Digital Media Delivery Services comprises AccessDM, FiberSat, and the Pavilion Theatre.

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

FiberSat, headquartered in Chatsworth, California, was acquired by FiberSat Global Services, Inc., our wholly-owned subsidiary, on November 17, 2004. FiberSat provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of AccessDM's digital cinema satellite delivery services. By completing the FiberSat Acquisition, we gained extensive satellite distribution and networking capabilities provided by FiberSat's fully operational data storage and uplink facilities located in Los Angeles,
California. FiberSat has the ability to provide broadband video, data and Internet transmission and encryption services for the broadcast and cable television and communications industries.

ADM Cinema, our wholly owned subsidiary, purchased the Pavilion Theatre on February 11, 2005. The Pavilion Theatre is an eight-screen movie theatre and cafe and is a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre has also become a showplace for the Company to demonstrate its integrated digital cinema solutions to the movie entertainment industry.

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

Digital Cinema Initiatives, LLC, a consortium of seven major Hollywood studios, was created to develop and set universal standards and to develop a business model designed to allow the movie industry to effect a general transition to digital presentations. Toward the end of 2004 the studio members declared the work of the group to be substantially complete and worked to finalize the remaining open items. Investment banks are working with studios to develop a business model for digital cinema.

We believe the market opportunity for our digital media delivery services is directly related to the number of movie releases each year, the number of movie screens those movies are shown upon and the transition to digital presentations in those movie theatres. According to the Motion Picture Association, on average, there are approximately 200 major movie releases and 250 independent movie releases per year. The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide. According to National Association of Theatre Owners ("NATO"), there are approximately 105,000 screens worldwide that play major movie releases, with approximately 36,000 screens located in the United States. According to ReelSource, Inc., the average film print costs $1,300 per print. We believe that the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema.

PRODUCTS AND SERVICES

AccessDM's products and services are able to provide and securely deliver, via electronic transmission (through copper wire, fiber optics or satellite), digital content, including movies, advertisements, alternative content and educational products.

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

INTELLECTUAL PROPERTY

AccessDM has applied for service mark registrations in respect of the name AccessDM, Access Digital Media and the phrases "Digital Express e-Courier Services," "Theatre Command Center" and "The courier for the digital era." AccessDM has not yet received U.S. servicemark registration for any servicemarks.

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

     o Technicolor Digital Cinema, an affiliate of the Thomson Company, which has concentrated on an in-theater system to manage content file(s) that are delivered physically, and not electronically, to theatres.

The competitors referenced above have significantly greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. However, we believe that AccessDM, through its technology and management experience, its development of software capable of delivering digital data worldwide, its development of its Theatre Command Center software for the management of digital content, and the complement of Hollywood SW's software, may differentiate itself from the above companies by providing a competitive alternative to their forms of digital content delivery.

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

David Gajda, Hollywood SW's President and Chief Operating Officer, was a co-founder of Hollywood SW. Mr. Gajda was the Chief Executive Officer for Hollywood SW from its inception until our November 2003 acquisition. Prior to co-founding Hollywood SW, Mr. Gajda owned and managed a strategic consulting company, DWG International Inc. ("DWG"). At DWG, he helped many entertainment companies develop their three-to-five-year strategic systems plans. In April 2005, we promoted Mr. Gajda to Senior Vice President of International Marketing, in order to focus on marketing our product and services, principally those of Hollywood SW. We also promoted Jim Miller, the former Chief Financial Officer of Hollywood SW to the role of President and Chief Operating Officer of Hollywood SW.

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

HOLLYWOOD SOFTWARE

Hollywood SW's principal objective is to provide its transactional software and film distribution services to film industry customers and, through AccessDM's digital content delivery software, to the expanding digital entertainment industry.

Hollywood SW's software products enable its customers to record and manage information relating to the planning, booking, scheduling and performance of movies in movie theaters, and to track the related financial operating results and commitments.

MARKET OPPORTUNITY

The customers for Hollywood SW's existing software and consulting services consist principally of worldwide feature film distributors and North American movie theater chains. We are currently developing a new application with similar functionality for distributing films internationally that is expected to be completed by the end of 2005.

Our goal is to make Hollywood SW's products the industry standard method by which film distributors and exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment. Currently, based upon our calculations and certain industry figures, distributors using Hollywood SW's distribution software system, called TDS, cumulatively managed, for the period 1999 through 2002, approximately 36% of U.S. theater box office revenues. In addition to providing its system currently to analog film industry customers, Hollywood SW has also adapted this system to serve the expanding digital entertainment industry. We believe that Hollywood SW's products and services will be accepted as an important component in the digital content delivery and management business.

We believe that the continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers. Producing, buying and delivering media content through worldwide distribution channels is a highly fragmented and inefficient process that we expect to become increasingly streamlined, automated and enhanced through technologies created by Hollywood SW and the continuing development of and general transition to digital forms of media.

PRODUCTS AND SERVICES

Hollywood SW provides proprietary software applications and services to support customers of varying sizes, through software licenses, its Application Service Provider ("ASP") service in which the Company hosts the application within a secure AIT colo-center and provides client access via the internet and through a fully outsourced distribution option, called, Indie Direct. Current proprietary software products of Hollywood SW consist of the:

     o TDS -- Theatrical Distribution System, which manages key operational and financial elements of film distribution for film distributors;

     o TDSi - Theatrical Distribution System (International), which manages key operational and financial elements of film distribution for international film distributors;

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

     o Media Manager System -- which facilitates the planning and tracking of newspaper advertising campaigns; and

     o Digi-Central -- online marketplace for digital content in which buyers can search for available digital content, initiate transactions and coordinate delivery via Access DM.

Hollywood SW generates revenues from its software products through various fees: software license fees, ASP service fees, software maintenance fees, software development fees, consulting service fees and outsourced distribution service fees. Under its software license arrangements, up-front fees are paid and periodic payments are generally made upon the occurrence of certain events: for example, execution of the license agreement, delivery of the software and acceptance on use of the software by the customer. Software maintenance fees are paid under separate annual support agreements, under which Hollywood SW provides maintenance services and technical support. Under Hollywood SW's ASP service, periodic payments are made for the right to access and use Hollywood SW's software through the Internet, based on the occurrence of certain events. Maintenance services are included as part of the annual service agreement for Hollywood SW's ASP service. Customers that license Hollywood SW's products also may pay for product feature enhancements, which include software developments; Hollywood SW has generated a significant portion of its revenues from consulting fees that it charges (on an hourly basis) for implementation of the applicable product and training of the personnel of the licensed or ASP service customers.

INTELLECTUAL PROPERTY

Hollywood SW currently has intellectual property consisting of:

    o licensable software products, including TDS, TDSi, EMS, MPPS and the Media Manager System;

    o domain names, including EPayTV.com, EpayTV.net, HollywoodSoftware.com, HollywoodSoftware.net, Indie-Coop.com, Indie-Coop.net, Indiedirect.com, IPayTV.com; PersonalEDI.com, RightsMart.com, RightsMart.net, TheatricalDistribution.com and Vistapos.com;

    o unregistered trademarks and service marks, including Coop Advertising V1.04, EMS, EMS ASP, Exhibitor Management System, Hollywood SW, Inc., HollywoodSoftware.com, Indie Co-op, Media Manager, On-Line Release Schedule, RightsMart, TDS and TheatricalDistribution.com.; and

    o   logos, including those in respect of Hollywood SW, TDS and EMS.

DISTRIBUTED SOFTWARE

In addition to Hollywood SW's proprietary software products, the Company also distributes theatre ticketing software developed by Vista Entertainment Solutions ("Vista"). Vista is a leading provider of theatre ticketing solutions based in New Zealand and Hollywood SW is currently the only U.S.-based distributor of their products to the U.S. theatre market. Under our distribution agreement with Vista, Hollywood SW earns a percentage of license fees, maintenance fees and consulting fees generated from each sale of Vista products.

CUSTOMERS

Hollywood SW's customers include 20th Century Fox, Paramount Pictures, Universal Studios, MGM, Lions Gate Films, Newmarket Films, Magnolia Pictures, Gold Circle Films, IFC Films, First Look/Overseas Film Group, Regent Releasing, Brenden Theatres, and Flagship Theatres, among others.

DOMESTIC THEATRICAL DISTRIBUTION

Hollywood SW's TDS product enables U.S. film distributors to plan, book and account for theatrical film releases. It also allows distributors to collect and analyze related financial operations data. TDS is currently licensed to several distributors, including 20th Century Fox, MGM ,Universal Studios and Paramount Pictures; these distributors comprised approximately 34.9%, 16.3%, 10.4% and 9.6%, respectively, of Hollywood SW's revenues for the fiscal year ended March 31, 2005. Also, several distributors access Hollywood SW's products through its ASP service, including IFC Films, Newmarket Films, Magnolia Pictures, Gold Circle Films, MAC Releasing and IFS. In addition, Hollywood SW licenses to customers other distribution-related software, including MPPS and MMS, which further automate and manage related aspects of film distribution, including advertising, strategic theater selection and competitive release planning.

Hollywood SW also provides outsourced film distribution services through a division known as Indie Direct. The Indie Direct staff uses the TDS distribution software to provide back office film booking and receivables management services to independent film distributors and producers. Current customers include Arenas Entertainment and Regent Releasing,

INTERNATIONAL THEATRICAL DISTRIBUTION

In 2004, Hollywood SW began developing an international version of its successful TDS application to support worldwide theatrical film distribution. In December 2004, Hollywood SW signed an agreement with the international distribution subsidiary of 20th Century Fox, to license and implement the software in 14 overseas territories, encompassing 18 foreign offices over approximately 18 months. As with its North American TDS solution, this worldwide application will interface with Access DM's digital delivery service, significantly enhancing Access DM's international market opportunities.

FILM EXHIBITION

Hollywood SW also has developed EMSa web-enabled theater management application designed to manage all key aspects of film planning, scheduling, booking and distributor payment for theatrical exhibitors. This head office solution consolidates daily transactional data from each theatre's box office ticketing and concession system, supports negotiations with film distributors and passes necessary revenue, cash and payment information on to the client's accounting system. EMS also receives and reports digital film delivery status information from Access DM systems at each theatre.

COMPETITION

Within the major movie studios and exhibition circuits, Hollywood SW's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties. Most distributors that do not use the TDS software use their own systems. Internationally, Hollywood SW is aware of one vendor based in the Netherlands providing similar software, although on a smaller scale. Hollywood SW's film exhibition product, EMS, competes principally with customized solutions developed by the large exhibition circuits and at least one other competitor that has been targeting mid- to small-sized exhibitors. We believe that Hollywood SW, through its technology and management experience, may differentiate itself from such competitors by providing a competitive alternative to their forms of digital content delivery and management business.

MARKETING AND BUSINESS DEVELOPMENT

Hollywood SW's senior management team manages its sales and business development efforts. Hollywood SW intends to co-market its products and services with the services of AccessDM, although each will be able to market their products and services independently. Although new customers are generated usually through referrals and the cross-promotion of Hollywood SW and Vista products Hollywood SW also selectively advertises in trade journals and its representatives regularly attend trade shows, such as ShowEast and ShowWest.

DATA CENTER SERVICES

The Data Center Services segment of our business consists of two units: our Data Centers and Managed Services.

MARKET OPPORTUNITY/INDUSTRY BACKGROUND

We believe that the overall market for IDC services has been largely driven by the rapid growth in Internet usage and a significant shift by companies to outsourcing or engaging third parties to provide, their data center services. These services are not the principal focus of these companies, divert them from their core businesses and require significant investment.

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

OUR DATA CENTERS

Our IDCs provide fail-safe environments for our customers' equipment by using back-up power generators as well as back-up battery power and specialized air conditioning systems. Our IDC customers include major and mid-level network and Internet service providers, such as KMC Telecom, AT&T, OnFiber Communications, and Zone Telecom, as well as various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses. Our contract with KMC Telecom expires on December 15, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract. Our IDC services are enhanced by the network managed services available as a result of the acquisition of Managed Services. We have installed our computer equipment for our digital media delivery software and services unit in our AccessColocenters.

We operate nine IDCs in the following eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia. In addition, we maintain an Internet data center in Los Angeles, California that is dedicated to delivery of motion pictures and other digital content to movie theatres worldwide. Internet data centers are facilities leased by us through which we, for monthly and variable fees, provide our customers with:

     o    secure   and   fail-   safe   locations   for   their   computer   and
          telecommunications equipment by using back-up power generators as well as back-up battery power and specialized air conditioning systems;

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

Our overall IDC utilization rate as of March 31, 2005 was approximately 25%. The purchase prices that we paid for our acquired IDCs reflected their respective utilization rates and, therefore, we believe present us with an opportunity to increase significantly our results of operations, largely because the variable costs in adding new customers are relatively low.

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

We provide IDC services under agreements generally having terms of from one to ten years. As of March 31, 2005, we had 75 contracts, with 62 separate customers, each requiring payment of monthly fees, with a weighted average remaining term of 12 months.

In an effort to increase the competitive advantage of the IDCs, on January 9, 2004, we acquired Managed Services, a managed service provider of information technologies. As an information technology outsourcing organization, Managed Services manages clients' networks and systems in over 35 countries in Europe, Asia and North and South America and more than 20 states in the United States. Managed Services operates a 24x7 GNCC, capable of running the networks and systems of large corporate clients. The capabilities of Managed Services have been integrated with our IDCs and now operate under the name of AccessIT Managed Services.

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

MANAGED STORAGE SERVICES

We offer managed storage services that use hardware and software from such industry leaders as EMC, Brocade, StorageTek and Veritas. We presently have three customers for such services. Our managed storage services Xiotech, known as AccessStorage-on-Demand, are generally priced on a per gigabyte of usage basis and provide customers with reliable primary data storage that is connected to their computers. We may also provide customers that have their computers located within one of our IDCs with a tape back-up copy of their data that may then be sent to the customer's computer if the customer's data is lost, damaged or inaccessible.

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

Our principal data services customers include KMC Telecom and AT&T, which comprised approximately 18.2% and 8.3%, respectively, of our consolidated revenues for the fiscal year ended March 31, 2005. Our contract with KMC Telecom expires on December 15, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract.

SALES AND BUSINESS DEVELOPMENT

We market our services through a program using a variety of media and channels, including a small direct sales force, sales channels and referral programs.

Our IDC direct sales force presently consists of our President and six other employees. This team is supported by both our operations and legal personnel.

INTELLECTUAL PROPERTY

AccessIT has applied for U.S. service mark registration for the following service marks: AccessManaged Storage; Access Digital Media; AccessDM; Digital Express E-Courier Services; The Courier for the Digital Era; Vortex Solutions Engine; ADM Capstore: Digi-Central; Theater Command Center and Digi-Central. AccessIT has received U.S. service mark registration for the following service marks: Access Integrated Technologies, AccessSecure; AccessSafe; AccessBackup; AccessBusiness Continuance; AccessVault; AccessContent; AccessColocenter; AccessDataVault; AccessColo; and AccessStore.

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

EMPLOYEES

As of March 31, 2005, we have 93 employees, 34 of whom are part-time, primarily at the Pavilion Theatre. Of our full-time employees, 10 are in sales and marketing, 32 are in research and development and technical services, and 17 are in finance and administration. The Pavilion Theatre has a collective bargaining agreement with one union which covers five employees, one of whom is a full-time employee.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION.

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. We incurred net losses of $4.8 million and $6.8 million in the fiscal years ended March 31, 2004 and 2005, respectively. As of March 31, 2005, we had working capital of $1.7 million and cash and cash equivalents of $4.8 million; we had an accumulated deficit of $21.5 million; and, from inception through such date, we had used $8.5 million in cash for operating activities. Our net losses are likely to continue for the foreseeable future.

Our profitability is dependent upon us achieving a sufficient volume of business from our customers. If we cannot achieve a high enough volume, we likely will incur additional net and operating losses. We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and negative cash flows may increase as and to the extent that we increase the size of our business operations, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our losses. We must significantly increase our revenues in order to become profitable. We cannot reliably predict when, or if, we will become profitable. Even if we achieve profitability, we may not be able to sustain it. If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

WE HAVE LIMITED EXPERIENCE IN OUR BUSINESS OPERATIONS, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

We were incorporated on March 31, 2000. Our first IDC became operational in December 2000. In addition to our data center operations, we have expanded into the following new business areas: (a) providing back office transactional software for distributors and exhibitors of filmed and digital entertainment through our wholly owned subsidiary, Hollywood SW; (b) providing software and systems for the delivery of digital entertainment, such as movies, to movie theaters and other venues through our wholly owned subsidiary, AccessDM; (c) providing information technologies, secure system monitoring of telecommunications and data network outsourcing through our wholly owned subsidiary, Managed Services, and (d) providing satellite delivery services through our wholly owned subsidiary FiberSat; and (e) operation of a movie theatre, through our wholly owned subsidiary ADM Cinema. Although we have retained the senior management of Hollywood SW, Managed Services, and FiberSat, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. None of these new businesses is directly related to our data center operations and we cannot assure you that any of them will complement our data center operations, or vice versa. We also cannot assure you that we will be able to successfully operate these businesses. Our efforts to expand into these five new business areas may prove costly and time-consuming and may divert a considerable amount of resources from our data center operations.

Our lack of operating experience in the digital cinema industry and providing transactional software for movie distributors could result in:

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

OUR RECENT ACQUISITIONS INVOLVE RISKS, INCLUDING OUR INABILITY TO INTEGRATE SUCCESSFULLY THE NEW BUSINESSES AND OUR ASSUMPTION OF CERTAIN LIABILITIES.

We have recently made meaningful acquisitions to expand into new business areas. However, we may experience costs and hardships in integrating the new acquisitions into our current business structure. On November 3, 2003, we acquired Hollywood SW and on January 9, 2004, we acquired Managed Services. On March 29, 2004, we acquired assets used in the operations of Boeing Digital, a business unit of Boeing, which we integrated into the business of AccessDM. On November 17, 2004, we acquired assets of FiberSat. Most recently, on February 11, 2005, we acquired the Pavilion Theatre through ADM Cinema, our wholly owned subsidiary. We may not be able to integrate successfully the acquired businesses and assets into our existing business. We cannot assure you that we will be able to effectively market the services provided by Hollywood SW, AccessDM, Managed Services, FiberSat and the Pavilion Theatre along with our data centers. Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly. Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to adequately pay off such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

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

IF WE DO NOT MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

We may not be successful in managing our rapid growth. Since February 2003, we acquired five businesses and in connection with those acquisitions, we formed three more subsidiaries. These subsidiaries operate in business areas different from our data center operations business. The number of our employees has grown from 11 in March 2003 to 34 in March 2004 and to 93 in March 2005. Past growth has placed, and future growth will continue to place, a significant challenge to our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing and implement new operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

Based on our current level of operations, we believe our cash flow from operations and available cash financed through the issuance of common stock and promissory notes will be adequate to meet our future liquidity needs for at least one year from the date of this prospectus. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide. For fiscal years ended 2004 and 2005, our four largest customers accounted for approximately 54% and 40% of our revenues, respectively (our largest customer, KMC Telecom, accounted for approximately 27% and 18%, respectively of our revenues for such fiscal years). Our contract with KMC Telecom expires on December 15, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract. The revenues generated from our IDC business constituted approximately 62% of our total revenue for the fiscal year ended March 31, 2005.

To date, AccessDM has generated revenues of $260,000 for the fiscal year ended March 31, 2005, and we anticipate that AccessDM's revenues will grow significantly although there can be no assurances of this. For the fiscal year ended March 31, 2005, the five largest customers of Hollywood SW accounted for approximately 78% of its revenues (its largest customer, 20th Century Fox, accounted for approximately 35% of its revenues for such period). For the fiscal year ended March 31, 2005, the four largest customers of Managed Services and FiberSat accounted for approximately 54% and 73% of their respective revenues. A loss of or decrease in business from one or more of our largest customers for any reason could have a material adverse effect on our business, financial position and results of operations.

OUR  SUBSTANTIAL  DEBT  AND  LEASE   OBLIGATIONS   COULD  IMPAIR  OUR  FINANCIAL
FLEXIBILITY AND OUR COMPETITIVE POSITION.

We now have, and will continue to have, significant debt obligations. We currently have notes payable to third parties with principal amounts aggregating $14.1 million as of March 31, 2005. We also have capital lease obligations with principal amounts aggregating $6.5 million as of March 31, 2005.

These obligations could have important consequences for us, including:

     o limiting our ability to obtain necessary financing in the future and make it more difficult for us to satisfy our lease and debt obligations;

     o requiring us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

     o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business; and

     o placing us at a competitive disadvantage compared to competitors that might have stronger balance sheets or better access to capital by, for example, limiting our ability to enter into new markets.

     o If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

AN INABILITY TO OBTAIN NECESSARY FINANCING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION, OPERATIONS AND PROSPECTS IF UNANTICIPATED CAPITAL NEEDS ARISE.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. We will be restricted on the type and amount of additional indebtedness that we may incur as a result of our acquisition of Hollywood SW. In connection with the acquisition of Hollywood SW, we issued secured promissory notes to the sellers that will be senior to all indebtedness during the term of those notes other than any debt provided by a bank or institutional lender, which is less than $1 million in aggregate principal amount, unsecured or secured by the assets of Hollywood SW and its subsidiaries. We will also be restricted on the type of additional indebtedness that we may incur as a result of our Convertible Debentures. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.

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

As of March 31, 2005, our directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 41% of our outstanding common stock. In particular, A. Dale Mayo, our President and Chief Executive Officer, beneficially holds 965,811 shares of Class B common stock, 9,601 shares of Class A common stock, and notes which are convertible into 45,810 shares of Class A common stock, which collectively represent approximately 10% of our outstanding common stock, but due to the supervoting Class B common stock, represent approximately 51% of the voting power. These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. Our Class B common stock entitles the holder to ten votes per share. The shares of Class A common stock have one vote per share. Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company; under his employment agreement, for example, Mr. Mayo is entitled to receive cash bonuses based on our revenues, regardless of our earnings, if any.

OUR SUCCESS WILL SIGNIFICANTLY DEPEND ON OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL.

Our success will depend in significant part upon the continued services of our key technical, sales and senior management personnel. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In particular, our performance depends significantly upon the continued service of A. Dale Mayo, our President and Chief Executive Officer, whose experience and relationships in the movie theater industry are integral to our business, particularly in the business areas of Hollywood SW and AccessDM. Although we have obtained two $5 million key-man life insurance policies in respect of Mr. Mayo, the loss of his services would have a material and adverse effect on our business, operations and prospects. Each policy carries a death benefit of $5 million, and while we are the beneficiary of each policy, under one of the policies the proceeds will be used to repurchase, after reimbursement of all premiums paid by us some, or all, of the shares of our capital stock held by Mr. Mayo's estate at the then-determined fair market value. We also rely on the experience and expertise of Russell J. Wintner, AccessDM's President and Chief Operating Officer, the two co-founders of Hollywood SW, David Gajda and Robert Jackovich, and Ravi Patel, FiberSat's President and Chief Operating Officer. In addition, our future success will depend upon our ability to hire, train, integrate and retain qualified new employees.

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

WE MAY BE SUBJECT TO ENVIRONMENTAL RISKS RELATING TO THE ON-SITE STORAGE OF DIESEL FUEL AND BATTERIES.

Our data centers contain tanks for the storage of diesel fuel for our generators and significant quantities of lead acid batteries used to provide back-up power generation for uninterrupted operation of our customers' equipment. We cannot assure you that our systems will be free from leaks or that use of our systems will not result in spills. Any leak or spill, depending on such factors as the nature and quantity of the materials involved and the environmental setting, could result in interruptions to our operations and the incurrence of significant costs; particularly to the extent we incur liability under applicable environmental laws. This could have a material adverse effect on our business, financial position and results of operations.

ITEM 2. PROPERTY

Our executive offices are located in Morristown, New Jersey. Our nine IDC facilities are located in Jersey City, New Jersey; the Manhattan and Brooklyn Boroughs of New York City; Portland, Maine; Manchester, New Hampshire; Roanoke, Virginia; Wichita, Kansas; Little Rock, Arkansas; and Waco, Texas. FiberSat's two facilities in Los Angeles, California also contains a data center which we use as a dedicated digital content delivery site. Our executive offices and all of our IDC facilities are leased. We do not own any real property.

In connection with our acquisition of Hollywood SW, we have assumed the obligations of Hollywood SW under a Commercial Property Lease, dated January 1, 2000, between Hollywood SW and Hollywood Media Center, LLC ("HMC"), the landlord. The lease is for the executive offices of Hollywood SW, has a monthly rent of $2,335 and covers 2,115 square feet. The lease expired on December 31, 2003 and is currently a month to month tenancy with the same monthly rent. On May 1, 2004, an additional 933 square feet was rented on a month-to-month basis for additional monthly rental payments of $1,000. HMC is a limited liability company 95% owned by David Gajda, a security holder of HMC and a key employee of AccessIT.

In connection with our acquisition of the assets of FiberSat, we have assumed the obligations of FiberSat under a Standard Industrial/Commercial Single-Tenant Lease, dated December 2, 1996, between FiberSat and David L. McNamara Family Trust, the landlord. The lease is for the administrative offices, technical operations center, and warehouse of FiberSat, has a monthly rent of $9,845 and covers 13,455 square feet. The lease expires on March 31, 2007. We have additionally assumed the obligations of FiberSat under a Lease for Communication Equipment Space, dated July 1, 2004, between FiberSat and Time Warner Cable, the landlord. The lease is for space to house certain communication equipment of FiberSat and has a monthly rent of $1,722. The lease expires on June 30, 2009.

In connection with our acquisition of the Pavilion Theatre, we have assumed the obligations of Pritchard Square Cinema LLC under a commercial lease dated August 9, 2002, between Pritchard Square Cinema LLC and OLP Brooklyn Pavilion LLC, the landlord, as amended. The lease is for a movie theatre, and cafe, has a monthly initial rent of $94,000 and covers approximately 31,120 square feet. The lease expires July 31, 2022 and has two options to renew for additional ten-year terms. This lease also contains a provision for the payment of additional rent if box office revenues exceed certain levels.

We are a party to separate leases for each of our nine IDC facilities. These leases cover an aggregate square footage of 67,200, under which we are paying an aggregate monthly rent of $192,000. The rental periods remaining on these leases range from month-to month (under our Roanoke, Virginia facility lease, the term of which we intend to extend if our customer at that facility renews its agreement with us) to 12 years and, with the exception of our leases for the Jersey City, New Jersey and Brooklyn, New York facilities, which expire in 2009 and 2016, respectively, the leases include options to renew the leases. The lease of our executive offices expires on May 31, 2009, has a four-year renewal option, covers 5,237 square feet and has a monthly rent of $10,910. We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable.

On November 1, 2004, Diversified Aerospace Services, LLC ("DAS") commenced an adversary proceeding (Adv. Pro. No. 04-2862)(the "Adversary Proceeding") against the chapter 7 trustee for the NorVergence case and us. DAS and NorVergence entered into a number of leases (the "DAS Leases") whereby NorVergence leased certain equipment to DAS and DAS was obligated to make lease payments. Through the Adversary Proceeding, DAS is seeking to, among other things, void the DAS Leases and obtain an order enjoining any party from collecting any amounts due under the DAS Leases. Because we had a first priority lien on all of NorVergence's accounts receivable, including, but not limited to, some or all of the payments due under the DAS Leases, we may not be able to recover on account of its lien any proceeds from DAS.

On January 26, 2005 the bankruptcy court in the matter of NorVergence approved a motion for the trustee to pay us $121,000 for past due accounts receivable, and on February 25, 2005 we were paid this amount. Additionally, we have been granted the right to pursue collection of NorVergence's customer accounts receivable. Any amounts collected will be retained by us in settlement of its claim against NorVergence.

On March 11, 2005, we filed an answer to the Adversary Proceeding.

On June 9, 2005, Soriano, Henkel, Biehl & Mtthews ("SHB") filed a complaint (case no. 04-32079/RG) (the "Complaint") against the chapter 7 trustee for the NorVergence case and us. SHB and NorVergence entered into a number of equipment leases (the "SHB Leases") whereby NorVergence leased certain equipment to SHB and SHB was obligated to make lease payments. Through the Compalint, SHB is seeking to, among other things, void the SHB Leases and obtain an order enjoining any party from collecting any amounts due under the SHB Leases. As with the Adversary Proceeeding, because we had a first priority lien on all of the NorVergence's accounts receivable, including, but not limited to, some or all of the payments due under the SHB Leases, we may not be able to recover on account of its lien any proceeds from SHB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

PRICE RANGE OF COMMON STOCK

Our Class A common stock trades publicly on the American Stock Exchange under the trading symbol "AIX." The following table shows the high and low sales prices per share of our Class A common stock as reported by the American Stock Exchange for the periods indicated:


FISCAL YEAR ENDED MARCH 31, 2004                   HIGH        LOW
                                                   ----        ---
    Third Quarter (from November 10, 2003).......$ 6.95      $ 5.00
    Fourth Quarter...............................$ 5.30      $ 4.09

FISCAL YEAR ENDED MARCH 31, 2005
    First Quarter (through June 30, 2004)........$ 5.20      $ 4.10
    Second Quarter ..............................$ 5.15      $ 3.20
    Third Quarter ...............................$ 4.17      $ 3.75
    Fourth Quarter (through June 24, 2005).......$ 8.11      $ 3.25

The last reported sale price of our Class A common stock on the American Stock Exchange on June 28, 2005 was $8.99 per share. As of June 28, 2005, there were approximately 168 holders of record of our Class A common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock or preferred stock and do not anticipate paying any on our common stock in the foreseeable future. Any future payment of dividends on our common stock will be in the sole discretion of our board of directors.

EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of March 31, 2005, regarding the shares of AccessIT's Class A common stock and AccessDM's common stock authorized for issuance under their respective equity compensation plans.

                                                                Number of shares
                      Number of shares of                        of common stock
                      common stock issuable   Weighted average       remaining
                       upon exercise of     of exercise price      available FOR
                                                                             ---
                      OUTSTANDING OPTIONS     of OUTSTANDING     FUTURE ISSUANCE
                      --------------------    --------------     ---------------
PLAN                             (#)               OPTIONS ($)            (#)
----                             ---               -----------            ---
AccessIT Amended and
Restated 2000 Stock
Option Plan approved by
stockholders............      762,897(1)              $5.50            87,103(1)
AccessIT compensation
plans not approved by
stockholders............          N/A                   N/A                N/A
AccessDM compensation plan
approved by stockholders    1,005,000(2)             $0.21            995,000(2)
AccessDM compensation
plans not approved by
stockholders............          N/A                   N/A                N/A

(1) Shares of AccessIT Class A common stock
(2) Shares of AccessDM common stock

ACCESSIT STOCK OPTION PLAN

Our board of directors adopted our 2000 Stock Option Plan (the "Plan"), on June 1, 2000 and, in July 2000, our stockholders approved the Plan by written consent. Under the Plan, which was amended and restated in January 2003 and further amended in September 2003 and October 2004, we grant both incentive and non-statutory stock options to our employees, non-employee directors and consultants. The primary purpose of the Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The Plan, as amended, authorizes up to 850,000 shares of our Class A common stock for issuance upon the exercise of options granted under the Plan. As of March 31, 2005, there were options to purchase 87,103 shares of our Class A common stock available for grant under the Plan.

Under the Plan, stock options covering no more than 100,000 shares may be granted to any participant in any single calendar year and no participant may be granted incentive stock options with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Options granted under the Plan expire 10 years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of our company) and are subject to restrictions on transfer. Options granted under the Plan vest generally over periods up to three years. The Plan is administered by our board of directors.

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

ACCESSDM STOCK OPTION PLAN

AccessDM's board of directors adopted its stock option plan on May 13, 2003 and its stockholders approved the plan on May 13, 2003. Under the plan, AccessDM grants stock options to its employees, non-employee directors and consultants. The plan authorizes up to 2,000,000 shares of AccessDM common stock for issuance upon the exercise of options granted under the plan. As of March 31, 2005, AccessDM has issued options to purchase 1,005,000 of its shares to employees, and there were options to purchase 995,000 shares of AccessDM common stock available for grant under the plan.

Under the plan, stock options covering no more than 500,000 shares may be granted to any participant in any single calendar year and no participant may be granted incentive stock options with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Options granted under the plan expire 10 years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of AccessDM) and are subject to restrictions on transfer. Options granted under the plan vest generally over periods up to three years. The plan is administered by AccessDM's board of directors.

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

SALES OF UNREGISTERED SECURITIES IN FISCAL YEAR ENDED MARCH 31, 2005

All of our equity securities sold by us during the fiscal year ended March 31, 2005, that were not registered under the Securities Act of 1933, as amended (the" Securities Act"), have been previously reported in our quarterly reports on Form 10-QSB and current reports on Form 8-K.

PURCHASE OF EQUITY SECURITIES

The following table summarizes information regarding purchases of shares of our Class A common stock made by us or on our behalf during the three months ended March 31, 2005.

                                                   Total number
                                                    of shares -
                                                   purchased as   Maximum number
                                                      part of     of shares that
                                                     publicly       may yet be
                                                     announced       purchased
                   Total number    Average price     plans or    under the plans
     PERIOD          of SHARES    paid PER SHARE    PROGRAMS(A)     PROGRAMS(A)
     ------             ------         ---------    -----------    ------------

1/1/2005 -            42,300           $3.35           42,300         48,560
1/31/2005

2/1/2005 -
2/28/2005                -               -               -               -

3/1/2005 -
3/31/2005                -               -               -               -
                      ------           -----          ------          ------
  Total               42,300           $3.35          42,300          48,560
                      ======           =====          ======          ======

(A) In August 2004, our Board of Directors authorized the repurchase of up to 100,000 shares of Class A common stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through March 2005 the Company has purchased 51,440 shares for a total purchase price of $172,000 at an average purchase price of $3.34 per share. As of March 31, 2005, an additional 48,560 shares of Class A common stock may be repurchased.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS OUR INCURRENCE OF LOSSES TO DATE; ACHIEVING
SUFFICIENT VOLUME OF BUSINESS FROM OUR CUSTOMERS; OUR SUBSIDIARIES CONDUCTING BUSINESS IN AREAS IN WHICH WE HAVE LITTLE EXPERIENCE; ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE DATA CENTER SERVICES AND SOFTWARE RELATED BUSINESSES; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SEC. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

We have two reportable segments: Media Services, which represents the operations of Hollywood SW, AccessDM (including Boeing Digital), the Pavilion Theatre and FiberSat, and the Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services. For the fiscal year ended March 31, 2005, we received 38% and 62%, respectively, of our revenue from the Media Services and Data Center Services segments.

From our inception through November 3, 2003, all of our revenues have been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs, including fees from various services under the collocation space contract with KMC Telecom, which contract expires on December 15, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, consulting and maintenance fees. Managed Services generates revenues primarily from managed network services. AccessDM generates revenues from the delivery of movies and other content into movie theaters. We incurred net losses of $4.8 million and $6.8 million in the fiscal years ended March 31, 2004 and 2005, respectively, and we have an accumulated deficit of $21.5 million as of March 31, 2005. We anticipate that, with our recent acquisitions, as well as the operation of AccessDM, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to software revenue recognition, capitalized software costs, depreciation of fixed assets and amortization of intangible assets, recoverability of goodwill and long-lived assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements.

REVENUE RECOGNITION

Media Services

Revenues are accounted for in accordance with Statement of Position 97-2 ("SOP 97-2") and Staff Accounting Bulletin ("SAB") No. 104. Our software revenues are generated from the following primary sources:

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

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon vendor specific objective evidence. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company develops customized software application the percentage-of-completion accounting is followed to recognize revenue.

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

As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, this revenue is deferred and amortized over the contract term, or in the case of license fees, recognized in accordance with SOP 97-2 once the Company's commitments to provide the software and other related services to the customer are satisfied. Such amounts are classified as deferred revenue in the Consolidated Balance Sheet and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts with terms ranging from month to month, and a maximum of six years including renewals, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

Revenues consist of (1) satellite delivery revenues, (2) encryption and preparation fee revenues, (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Data Center Services

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

CAPITALIZED SOFTWARE COSTS

We account for software costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the fiscal years ended March 31, 2004 and 2005. Amortization of capitalized software development costs, included in costs of revenues, for fiscal years ended March 31, 2004 and 2005 amounted to $118,000 and $369,000, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of March 31, 2005, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses for satellite transmission services, trade names and trademarks, and a liquor license which are estimated to have useful lives of ranging from 2 to 10 years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW, Managed Services, FiberSat, and the Pavilion Theatre.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and assets under capital lease are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the recoverability of our long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. No impairment was recorded for the fiscal years ended March 31, 2004 and 2005.

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

     o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, digital movie delivery fees and satellite delivery services. Media Services revenue are those generated by Hollywood SW, AccessDM, FiberSat and the Pavilion Theatre. Our Data Center Services revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees, and managed network monitoring fees.

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

PRIVATE PLACEMENTS

On June 4, 2004, we concluded a private placement with several investors whereby we issued 1,217,500 unregistered shares of our Class A common stock at a sale price of $4.00 per share ("June 2004 Private Placement"). The total net proceeds, including fees and expenses to register the securities were approximately $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm in the June 2004 Private Placement warrants to purchase a total of 304,375 shares of our Class A common stock at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the shares underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

On October 26, 2004, we entered into a private placement with certain investors whereby we issued 282,776 unregistered shares of our Class A common stock at $3.89 per share to certain accredited investors for gross proceeds of $1.1million. ("October 2004 Private Placement"). These shares carry piggyback and demand registration rights, at the sole expense of the investors. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A common stock on a Form S-3 which was declared effective by the SEC on March 21, 2005.

On February 10, 2005, we completed a private placement of $7.6 million, of the Convertible Debentures. The Convertible Debentures bear interest at the rate of 7% per year and are convertible into shares of our Class A common stock at the price of $4.07 per share, subject to possible adjustments from time to time. In connection with the Convertible Debenture offering, we issued the participating institutional investors the Convertible Debentures Warrants, exercisable for up to 560,197 shares of Class A common stock at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants may be exercised beginning on September 9, 2005 until five years thereafter. We agreed to file a registration statement for the resale of the shares underlying the Convertible Debentures and the Convertible Debentures Warrants with the SEC on or before March 14, 2005. We filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

ACQUISITIONS

On July 17, 2003, we signed a stock purchase agreement with Hollywood SW and its two selling stockholders. On November 3, 2003, we acquired Hollywood SW, after amending the agreement to complete the acquisition on that date, by issuing secured promissory notes (the "Initial Notes"), each in the principal amount of $3.6 million, to the two selling stockholders. On November 10, 2003, we completed our initial public offering of shares of our Class A common stock ("IPO") and (1) the Initial Notes were exchanged for the consideration described in clauses (2) and (3) below and cancelled and returned to us by Hollywood SW's selling stockholders, (2) the lead underwriter in the IPO transmitted, in the aggregate, $2.45 million to the selling stockholders and (3) we issued to such selling stockholders $3 million in 8% promissory notes and 400,000 unregistered shares of our Class A common stock.

We may pay an additional purchase price in each of the three years following the closing of the Hollywood SW acquisition if certain annual earnings targets are achieved. In the first such year, the earnings targets were not achieved. We also have agreed to issue additional unregistered shares of our Class A common stock if, during the 90 days following the applicable lock-up period, the average value of our Class A common stock during such 90 days declines below an average of $3.60 per share.

On December 22, 2003, we signed an agreement to purchase all of the outstanding common stock of Managed Services, and on January 9, 2004, the acquisition of Managed Services was completed. Managed Services is a provider of information technologies; its primary product is managed network services through its global network command center. We believe that the acquisition of Managed Services will expand the existing capabilities and services of our IDCs. The initial purchase price consisted of $250,000 in cash and 100,000 unregistered shares of our Class A common stock. In addition, we may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and unregistered shares of our Class A common stock as the purchase price payable at closing. In the first such year, the earnings targets were not achieved. We have also agreed to a one time issuance of additional unregistered shares of our Class A common stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the market value of our Class A common stock is less than an average of $4.00 during the final 90 days of the lock up period.

On March 29, 2004, we consummated an acquisition of certain assets of Boeing Digital, a division of Boeing, pursuant to an asset purchase agreement of same date. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theatres in the United States and equipment stored at other locations, and satellite transmission equipment which we installed in Los Angeles, California. The initial purchase price consisted of: $250,000 in cash; 53,534 unregistered shares of our Class A common stock; and a non-interest bearing promissory note payable for $1.8 million payable in equal installments over 4 years. In addition, we agreed to make payments totaling a maximum of $1 million over 4 years, which payments are comprised of 20% of the gross receipts generated by the acquired assets during the 4 year period after the closing. For the fiscal year ended March 31, 2005, a payment of approximately $52,000 was due to Boeing based on such gross receipts. Additionally, at any time during the 90 day period immediately following the first 12 months after the closing, Boeing may sell its 53,534 unregistered shares of our Class A common stock to AccessIT in exchange for $250,000 in cash. Boeing has also agreed to purchase from AccessIT a minimum of $450,000 managed storage services per year for four years from the date of the agreement.

On October 19, 2004, we entered into an agreement to purchase substantially all of the assets and assume certain specified liabilities of FiberSat Seller. On November 17, 2004, the FiberSat Acquisition was completed. FiberSat, headquartered in Chatsworth, California, provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of the Company's digital cinema satellite delivery services. The initial purchase price for FiberSat consisted of 500,000 unregistered shares of our Class A common stock, and we agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500,000 in cash and 100,000 unregistered shares of our Class A common stock. We had the option to exchange up to 50,000 of such 100,000 unregistered shares of Class A common stock to increase the cash, and thereby decrease the Class A common stock portion of such repayment based on the ratio of one Class A common stock for each $5.00 of additional cash. We repaid these liabilities by paying approximately $381,000 and issuing 40,000 shares of our Class A common stock. In addition, we may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. We have also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of our Class A common stock during such 90 days declines below an average of $3.17 per share.

In February 2005, we, through ADM Cinema, consummated the acquisition of substantially all of the assets of the Pavilion Theatre. The Pavilion Theatre is an eight-screen movie theatre and cafe and is a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre has also become our showplace to demonstrate our integrated digital cinema solutions to the movie entertainment industry. The purchase price included a cash payment of $3.3 million (less $500,000 held in escrow pending completion of certain construction) and a five-year 8% promissory note for $1.7 million. In addition, we assumed the lease covering the land, building and improvements which is classified as a capital lease on the consolidated balance sheet. Also, we issued 40,000 shares of unregistered Class A common stock to the landlord of the Pavilion Theatre.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150), which became effective July 1, 2003, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccesIT financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised 2004), a publicly traded entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, including AccessIT, this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which is our fiscal year beginning April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

RESULTS OF OPERATIONS

FOR THE FISCAL  YEAR ENDED  MARCH 31,  2004 AND THE FISCAL  YEAR ENDED MARCH 31,
2005

REVENUES. Our total revenues were $7.2 million and $10.6 million for the fiscal years ended March 31, 2004 and 2005, respectively, an increase of 47%. The increase was primarily attributable to incremental revenues from the fiscal 2004 acquisitions of Hollywood SW and Managed Services, and revenues from AccessDM , in the aggregate amount of $2.2 million, and $1.1 million resulting from the 2005 acquisitions of FiberSat and the Pavilion Theatre (the "2005 Acquisitions"). Our Internet data center business experienced a slight revenue increase, primarily due to various new customers, offset by the loss of one large data center customer.

COST OF REVENUES. Our cost of revenues was $3.7 million and $5.8 million for the fiscal years ended March 31, 2004 and 2005, respectively, an increase of 57%. This increase was primarily attributable to costs associated with increased
revenues  from  our  fiscal  2004  activity   referenced  above,  and  the  2005
Acquisitions, which resulted in added costs of $1.3 million and $800,000, respectively, and slightly increased utility costs at our IDC's.

GROSS PROFIT. Gross profit was $3.5 million and $4.8 million for the fiscal years ended March, 31, 2004 and 2005, respectively, an increase of 37%. Our fiscal 2004 transactions provided an additional $927,000 in gross profit, while the 2005 Acquisitions contributed $350,000 while the IDC's were comparable to in line with the prior year gross profit results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $3.2 million and $5.6 million for the fiscal years ended March 31, 2004 and 2005, respectively, an increase of 75%. The increase is primarily due to higher personnel costs associated with additional headcount compared to the prior year, and increased advertising expenses and professional fees. As of March 31, 2004 and 2005, we had 34 and 93 employees, respectively, and one and 34 of whom were part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $73,000 and $640,000 for the fiscal years ended March 31, 2004 and 2005, respectively. The increase is primarily due to the recording of a provision of $499,000 related to the bankruptcy of a data center customer in July 2004. The remainder of the increase is due to the increase in overall business activity.

RESEARCH AND DEVELOPMENT. We recorded expenses of $55,000 and $666,000 for the fiscal years ended March 31, 2004 and 2005, respectively. The increase is attributable to research and development efforts at Media Services related to the development of TDS International software application and various products including TDS, ITDS and EMS.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $15,000 and $4,000 for the fiscal years ended March 31, 2004 and 2005, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to lower amortization expense from non-employee options, due to the vesting of certain grants made in prior years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.7 million and $3.6 million for the fiscal years ended March 31, 2004 and 2005, respectively, an increase of 33%. Fiscal 2004 acquisitions resulted increased depreciation and amortization of $1.2 million, while the 2005 Acquisitions resulted in increased deprecation and amortization of $370,000. Partially offsetting these increases was certain data center and corporate computer equipment which became fully depreciated during the year ended March 31, 2005.

INTEREST EXPENSE. Interest expense was $542,000 and $605,000, for the fiscal years ended March 31, 2004 and 2005, respectively. The increase was primarily due to the March 2004 exchange of $2.5 million for aggregate principal amount of our 5-Year 8% subordinated promissory notes (the "5-Year Notes") for shares of our Class A common stock and $1.7 million aggregate principal amount of the 5-Year Notes for our 6% subordinated convertible promissory notes (the "Convertible Notes"). In addition, in November 2003, we repaid a 1-year 9% note payable for $1.0 million incurred in connection with the November 2002 acquisition of six IDC's.

LOSS ON EARLY EXTINGUISHMENT OF DEBT. The loss on early extinguishment of debt was $126,000 and $0 for the fiscal years ended March 31, 2004 and 2005, respectively. This loss on early extinguishment of debt was due to the March 2004 exchange of the 5-Year Notes for our Class A common stock and the Convertible Notes.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $1.8 million and $832,000 for the fiscal years ended March 31, 2004 and 2005, respectively. Non-cash interest expense results from the imputing of interest on the $1.8 million note payable to Boeing, incurred in the March 2004, and from the accretion of the value of warrants to purchase shares of our Class A common stock (the "5-Year Notes Warrants") attached to the 5-Year Notes (which bear interest at 8% per year). The decrease is primarily due to one-time accretion of $1.4 million recorded in connection with the March 2004 exchange of 5-Year Notes described above.

INCOME TAX BENEFIT. Income tax benefit was $212,000 and $311,000 for the fiscal years ended March 31, 2004 and 2005, respectively. The current year amount is related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $4.8 million and $6.8 million for the fiscal years ended March 31, 2004 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our IPO, and notes payable and common stock used to fund various acquisitions. We have no borrowings or line of credit arrangements with banks or other financial institutions.

On February 10, 2005, we issued the Convertible Debentures and the Convertible Debentures Warrants to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. We may pay the interest in cash or, if certain conditions are met, by issuing shares of our Class A common stock. If we are eligible to issue Class A common stock to repay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. The Convertible Debentures are initially convertible into 1,867,322 shares of our Class A common stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. We may redeem the Convertible Debentures, and if we do, we must issue additional warrants exercisable for shares of our Class A common stock. Additionally, we issued to the investors the Convertible Debentures Warrants to purchase up to 560,197 shares of our Class A common stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

We agreed to register, among other things, the resale of shares of the Class A common stock underlying the Convertible Debentures and Convertible Debentures Warrants within 30 days from the closing. We filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

On December 23, 2004, ADM Cinema entered into an asset purchase agreement with Pritchard Square Cinema, LLC, a New York limited liability company (the "Seller"), and Norman Adie, the Seller's managing member, to purchase substantially all of the assets and assume certain liabilities of the Seller's Pavilion Theatre. On February 11, 2005, the acquisition of the Pavilion Theatre was completed. The total purchase price is approximately $5.2 million, including transaction fees. The purchase price included a cash payment of $3.3 million (less $500,000 held in escrow pending the completion of certain construction) and a five-year 8% promissory note for $1.7 million, among other things. The Pavilion Theatre is an eight-screen movie theatre and cafe and will be a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre has also become a showplace for us to demonstrate our integrated digital cinema solutions to the movie entertainment industry. In addition, we issued 40,000 unregistered shares of Class A common stock to the landlord of the Pavilion Theatre.

On November 17, 2004, we acquired substantially all of the assets and assumed certain specified liabilities of FiberSat. The initial purchase price for FiberSat consisted of 500,000 unregistered shares of our Class A common stock, and we agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500,000 in cash and 100,000 unregistered shares of our Class A common stock. We had the option to exchange up to 50,000 of such 100,000 shares of Class A common stock to increase the cash, and thereby decrease the Class A common stock portion of such repayment based on the ratio of one Class A common stock for each $5.00 of additional cash. We repaid these liabilities by paying approximately $381,000 and issuing 40,000 shares of our Class A common stock. In addition, we may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. We have also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of our Class A common stock during such 90 days declines below an average of $3.17 per share.

On October 26, 2004, we entered into the October 2004 Private Placement with an investor whereby we issued 282,776 unregistered shares of Class A common stock at $3.89 per share to the investors for gross proceeds of $1.1million. These shares carry piggyback and demand registration rights. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A common stock on a Form S-3 which was declared effective by the SEC on March 21, 2005.

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable. On January 26, 2005 the bankruptcy court approved a motion for the trustee to pay us $121,000 for past due accounts receivable, and on February 25, 2005 we received the payment. We are attempting to collect certain accounts receivable of the bankruptcy customer in partial settlement of our claim.

On June 4, 2004, we concluded the June 2004 Private Placement with several investors whereby we issued 1,217,500 unregistered shares of our Class A common stock at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm in the June 2005 Private Placement warrants to purchase a total of 304,375 shares of our Class A common stock at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the shares underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the SEC on July 20, 2004.

On March 24, 2004, we refinanced $4.2 million aggregate principal amount (plus accrued and unpaid interest) of 5-Year Notes pursuant to an exchange offer (the "Exchange Offer"). In exchange for those notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of Convertible Notes which, as of March 31, 2005, were convertible into a maximum of 312,425 shares of our Class A common stock.

On March 29, 2004, we acquired certain assets from Boeing for use in AccessDM's digital cinema business. In connection with this acquisition we issued a 4-year non-interest bearing note for $1.8 million with equal repayments of $450,000 due each year beginning in April 2005.In addition, at any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered shares of our Class A common stock to us for $250,000 in cash.

On November 14, 2003 our IPO was finalized, resulting in the issuance of 1,380,000 shares of Class A common stock. The net proceeds of our IPO were $4.8 million, of which $1.1 million was used for general business purposes. We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee of $4,167 per month for the 12-month period beginning upon the completion of the IPO. In November 2004 the lead underwriter received the final payment for its advisory service fees.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with this acquisition, we issued $3.0 million aggregate principal amount of 8% promissory notes to the sellers ("HS Notes"), which are secured and senior, with certain exceptions, to all indebtedness during their five year term. Our obligations to repay the HS Notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations. As of March 31, 2005, the principal balance of the HS Notes is $2.36 million.

As of March 31, 2004 and 2005, we had cash and cash equivalents of $2.3 million and $4.8 million, respectively. Our working capital at March 31, 2004 and 2005 was $212,000 and $1.7 million, respectively.

For the fiscal year ended March 31, 2004, we raised gross proceeds of $6.9 million and $1.2 million through sales of our common stock from our IPO and promissory notes, respectively, and we repaid capital lease obligations of $363,000 and an acquisition note payable of $1 million. For the fiscal year ended March 31, 2005, we raised gross proceeds of $13.6 million through sales of our common stock, warrants and convertible debentures. We used the net proceeds for acquisitions, capital investments and to provide working capital for general corporate purposes.

Our operating activities resulted in net cash inflow (outflows) of $321,000 and ($3.3) million for the fiscal years ended March 31, 2004 and 2005, respectively. The increase in cash outflow was primarily due to an increased net loss from operations.

Investing activities used net cash of $3.6 million and $5.9 million for the fiscal years ended March 31, 2004 and 2005, respectively. The increase was primarily due to the acquisition of the Pavilion Theatre and due to various purchases of computer and other equipment, primarily to support our digital cinema and managed data storage businesses. Also, we made additions to Hollywood SW's capitalized software costs. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities of $4.6 million for the fiscal year ended March 31, 2004 was primarily due to proceeds from issuance of shares of our Class A common stock of $4.8 million and the issuance of $1.2 million of our 5-Year Notes, less $1.4 million repayments of notes payable and capital lease obligations. Net cash provided by financing activities of $11.6 million for the fiscal year ended March 31, 2005 was primarily due to the June 2004 Private Placement, October 2004 Private Placement, and the February 2005 Private Placement, less repayments of notes payable and capital lease obligations.

We have acquired property and equipment under long-term capital lease obligations that expire at various dates through July 2022. As of March 31, 2004 and 2005, we had an outstanding balance of $150,000 and $6.4 million, respectively in capital lease obligations. The increase in capital lease obligations of $6.1 million and $368,000 is primarily due to the acquisition of the Pavilion Theatre in February 2005 and the acquisition of FiberSat in November 2004, respectively. All our capital lease obligations are secured by equipment at the following locations and in the following principal amounts: at the Pavilion Theatre, building, land and improvements for $6.1 million; at FiberSat, certain computer and Satellite equipment for $368,000; at our executive offices, telephone equipment in the remaining principal amount of $17,000, and computer equipment for use in Managed Service's operations of $11,000. As of March 31, 2005, minimum future capital lease payments (including interest) for the fiscal year ending March 31, 2006 was $1.6 million, at March 31, 2007 through March 31, 2010 was $1.1 million for each respective year and $8.0 million thereafter (in total). During the fiscal years ended March 31, 2004 and 2005, we made early repayments of $159,000 and $70,000 on capital leases, respectively, in order to achieve interest savings and aid future cash flow.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer.

Other significant commitments consist of obligations under non-cancelable operating leases totaled $15.2 million as of March 31, 2005 and are payable in varying monthly installments through 2015. As of March 31, 2005, minimum future operating lease payments for the fiscal years ending March 31, 2006, 2007, 2008, 2009, 2010 and thereafter (in total) were $2.4 million, $2.3 million, $2.2 million, $2.2 million, $1.8 million and $4.3 million, respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered Class A Shares. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

In July 2004, we made early repayments totaling $58,000 for two of the 5 -Year Notes that did not participate in the March 2004 Exchange Offer, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $19,000.

In August 2004, our Board of Directors authorized the repurchase of up to 100,000 shares of Class A common stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through March 2005 the Company has purchased 51,440 shares for a total purchase price of $172,000 at an average purchase price of $3.34 per share. As of March 31, 2005, an additional 48,560 shares of Class A common stock may be repurchased.

During the fiscal year ended March 31, 2004 and 2005, we have incurred losses of $4.8 million and $6.8 million, respectively, and cash inflows (outflows) from operating activities of $321,000 and $(3.3) million, respectively. In addition, we have an accumulated deficit of $21.5 million as of March 31, 2005. Furthermore, we have total debt service requirements totaling $2.3 million for the twelve months beginning in March 2005.

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

Our management believes that the net proceeds generated by our financing transaction in February 2005 combined with our cash on hand and cash receipts from existing and the acquired operations of the Pavilion Theatre will be sufficient to permit us to continue our operations for at least twelve months from the date of this report.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On June 15, 2005, we entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through our newly formed wholly-owned subsidiary, Christie/AIX, Inc., a Delaware corporation ("Christie/AIX"), whereby, among other things (1) Christie/AIX will seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems, to house them in the exhibitor locations, and (3) obtain Christie/AIX's final commitment to purchase at least 100 Systems by July 31, 2005.

In connection with the execution of the Framework Agreement, we have engaged a third party to assist in raising funds to purchase the equipment associated with the Framework Agreement, and for general corporate purposes. We have no assurance of the nature and amount of the securities to be issued, and that the transaction will be completed on acceptable terms.

On June 9, 2005, our Board of Directors approved the expansion of our stock option pool to 1,100,000 options from the prior amount of 850,000 options. This approval is subject to the approval of stockholders at our 2005 stockholder meeting, which is scheduled to take place in September 2005. Subsequent to March 31, 2005, we issued 140,000 stock options to an employee and four directors.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Access Integrated Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Access Integrated Technologies, Inc. and subsidiaries as of March 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Eisner LLP
Florham Park, New Jersey
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Access Integrated Technologies, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Access Integrated Technologies, Inc. and its subsidiaries at March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
June 9, 2004

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)
                                                                  MARCH 31,
                                                            2004            2005
                                                            ----            ----
                       ASSETS
     CURRENT ASSETS
       Cash and cash equivalents..................        $2,330          $4,779
       Accounts receivable, net...................           509             947
       Prepaid and other current assets...........           296             762
       Unbilled revenue...........................             8             550
                                                             ---             ---
     Total current assets.........................         3,143           7,038
                                                           -----           -----

       Property and equipment, net................         5,865          14,261
       Intangible assets, net.....................         4,200           3,337
       Capitalized software costs, net............         1,430           1,622
       Goodwill...................................         5,378          10,363
       Deferred costs.............................            91             726
       Unbilled revenue, net of current portion...           596              69
       Security deposits..........................           472             361
                                                             ---             ---
     Total assets.................................       $21,175         $37,777
                                                         =======         =======

     LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts payable and accrued expenses......        $1,371          $2,415
       Current portion of notes payable...........           650           1,415
       Current portion of customer security deposits          38             116
       Current portion of capital leases..........           115             432
       Current portion of deferred revenue........           755             884
       Current portion of deferred rent expense...             2              42
                                                               -              --
     Total current liabilities....................         2,931           5,304
                                                           -----           -----

       Notes payable, net of current portion......         5,589          12,682
       Customer security deposits, net of current portion    117             161
       Deferred revenue, net of current portion...           271              95
       Capital leases, net of current portion.....            35           6,058
       Deferred rent expense......................           884             970
       Minority interest in subsidiary............            10              --
       Deferred tax liability.....................         1,520           1,210
                                                         -------           -----
       Total liabilities..........................        11,357          26,480

     COMMITMENTS AND CONTINGENCIES (See Note 7)

      Redeemable Class A common stock, issued
        and outstanding, 2004 and 2005- 53,534
        shares, respectively                                 238             250

     Stockholders' Equity:
      Class A common stock, $0.001 par value per
      share; 40,000,000  shares  authorized;  shares
      issued and  outstanding, 2004 - 7,281,730 and
      2005 shares  issued  9,433,328  and  shares
      outstanding 9,381,888, respectively                      7               9

     Class B common stock, $0.001 par value per share;
        15,000,000 shares authorized; shares issued
        and outstanding, 2004 and 2005
        1,005,811 and 965,811 shares                           1               1

     Additional paid-in capital...................        24,271          32,696
     Treasury stock, at cost 51,440 shares........            --           (172)
     Accumulated deficit..........................      (14,699)        (21,487)
                                                        --------        --------
     Total stockholders' equity...................         9,580          11,047
                                                           -----          ------
     Total Liabilities, Redeemable Stock and
     Stockholders' Equity.........................       $21,175         $37,777
                                                         =======         =======

     See accompanying Notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)

                                                      FOR THE FISCAL YEARS ENDED
                                                               MARCH 31,
                                                        2004                2005
                                                        ----                ----
Revenues:
 Media services...................................    $1,356              $4,043
 Data center services.............................     5,845               6,608
                                                       -----               -----
Total revenues....................................     7,201              10,651

Costs of revenues  (exclusive of depreciation
and amortization of $2,692 in 2004 and $3,623
in 2005 shown below):
 Media services...................................       152               1,696
 Data center services.............................     3,515               4,115
                                                       -----              ------
Total costs of revenues...........................     3,667               5,811

Gross profit (exclusive of depreciation and
amortization of $2,692 in 2004 and $3,623
in 2005)..........................................     3,534               4,840
Operating expenses:
Selling, general and administrative (excludes
non-cash stock-based compensation of $15 in 2004
and $4 in 2005)...................................     3,204               5,607
Provision for doubtful accounts...................        73                 640
Research and development..........................        55                 666
Non-cash stock-based compensation.................        15                   4
Depreciation and amortization.....................     2,692               3,623
                                                       -----               -----

Total operating expenses..........................     6,039              10,540
                                                      ------              ------

Loss before other income/ expense.................    (2,505)            (5,700)

Interest income...................................         6                   5
Interest expense..................................      (542)              (605)
Loss on early extinguishment of debt..............      (126)                 --
Non-cash interest expense.........................    (1,823)              (832)
Other expense, net................................       (52)                 23
                                                         ---              ------

Loss before income tax benefit and minority interest. (5,042)            (7,109)

Income tax benefit................................       212                 311
                                                         ---                 ---

Net loss before minority interest in subsidiary...    (4,830)            (6,798)
Minority interest in loss of subsidiary...........        25                  10
                                                          --                  --

Net loss..........................................    (4,805)            (6,788)

Accretion related to redeemable convertible
preferred stock...................................    (1,588)                 --
Accretion of preferred dividends..................      (220)                 --
                                                        -----                 --

Net loss available to common stockholders.........    (6,613)           $(6,788)
                                                     ========           ========

Net loss available to common stockholders per
common share:
Basic and diluted.................................    $(1.37)            $(0.70)
                                                      =======            =======

Weighted average number of common shares outstanding:
Basic and diluted.................................  4,826,776          9,668,876
                                                    =========          =========

See accompanying Notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      FOR THE FISCAL YEARS ENDED
                                                               MARCH 31,
                                                            2004            2005
                                                            ----            ----
Cash flows from operating activities:
Net loss...............................................   $(4,805)      $(6,788)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
Depreciation and amortization..........................      2,692         3,623
Amortization of software development costs.............        118           369
Amortization of deferred tax liability.................       (85)         (311)
Provision for doubtful accounts........................         29           550
Non-cash stock-based compensation......................         15             4
Non-cash interest expense..............................      1,823           832
Minority interest......................................       (25)          (10)
Decrease in fair value of common stock warrants........         --          (91)
Loss on early extinguishment of debt...................        126            --
Changes in operating assets and liabilities:
Accounts receivable....................................       (312)        (455)
Prepaid and other current assets.......................           4        (422)
Other assets...........................................        (24)      (1,034)
Accounts payable and accrued expenses..................         292          387
Deferred revenue.......................................         237         (52)
Other liabilities......................................         236          140
                                                                ---          ---

Net cash provided by (used in) operating activities....         321      (3,258)
                                                                ---      -------

Cash flows from investing activities:
Purchases of property and equipment....................       (279)      (1,932)
Purchase of intangible assets..........................        (50)         (38)
Additions to capitalized software costs................       (198)        (561)
Acquisition of Hollywood Software, net of cash acquired     (2,387)           --
Acquisition of Core Technology Services................       (275)           --
Acquisition of Boeing Digital Cinema assets............       (405)           --
Acquisition of Pavilion Theatre, net of cash acquired..         --       (2,886)
Acquisition of FiberSat, net of cash acquired .........         --         (508)
                                                                --         -----

Net cash used in investing activities..................     (3,594)      (5,925)
                                                            -------      -------

Cash flows from financing activities:
Net proceeds from issuance of notes payable and warrants      1,230        7,600
Repayment of notes payable.............................     (1,000)        (579)
Principal payments on capital leases...................       (363)        (284)
Repurchase of common stock.............................          --        (172)
Proceeds from issuance of common stock.................       4,780        5,067
                                                              -----        -----

Net cash provided by financing activities..............       4,647       11,632
                                                              -----       ------

Net increase in cash and cash equivalents..............       1,374        2,449

Cash and cash equivalents at beginning of year.........         956        2,330
                                                                ---        -----

Cash and cash equivalents at end of year...............      $2,330       $4,779
                                                             ======       ======

See accompanying Notes to Consolidated Financial Statements.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)


                                                     Class A                Class B
                                                   Common Stock           Common Stock         Treasury Stock
                                                   ------------           ------------         --------------

                                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES   AMOUNT
                                                  ------     ------     ------     ------     ------   ------

Balances as of March 31, 2003..................  2,015,770      $2      1,005,811      $1        --       $--

Issuance of common stock, net..................  1,380,000       1             --      --        --        --
Issuance of warrant to purchase common stock            --      --             --      --        --        --
Issuance of common stock in exchange for
preferred stock and contingent warrants          2,207,976       2             --      --        --        --
Issuance of warrants to purchase common stock
(attached to notes payable)....................         --      --             --      --        --        --
Issuance of common stock for the purchase
of Hollywood Software, Inc.....................    400,000      --             --      --        --        --
Issuance of common stock for the purchase
of Core Technology Services, Inc...............    100,000      --             --      --        --        --
Issuance of common stock upon completion
of notes exchange                                  707,477       1             --      --        --        --
Issuance of common stock for goods and services.     9,700      --             --      --        --        --
Exercise of warrants to purchase common stock
(attached to notes payable)....................    460,807       1             --      --        --        --
Amortization of stock-based compensation.......         --      --             --      --        --
Accretion of preferred stock to redemption
amount.........................................         --      --             --      --        --        --
Gain on sale of stock by subsidiary............         --      --             --      --        --        --
Net loss.......................................         --      --             --      --        --        --
                                                        --      --             --      --        --        --

Balances as of March 31, 2004..................  7,281,730      $7      1,005,811       $1       --       $--
                                                 =========      ==      =========       ==       ==       ===

Issuance of common stock, net..................  1,500,298       2             --       --       --        --
Repurchase of common stock.....................   (51,440)     (1)             --       --   51,440     (172)
Issuance of common stock in exchange for
AccessDM common stock..........................     31,300      --             --       --       --        --
Issuance of common stock for the purchase
of FiberSat                                        540,000       1             --       --       --        --
Issuance of common stock for goods and services         --      --             --       --       --        --
Issuance of warrants attached to convertible
notes payable..................................         --      --             --       --       --        --
Beneficial conversion feature on convertible
notes payable..................................         --      --             --       --       --        --
Conversion of Class B shares to Class A........     40,000      --       (40,000)       --       --        --
Issuance of common stock in connection
with the Pavilion acquisition..................     40,000      --             --       --       --        --
Net loss.......................................         --      --             --       --       --        --
                                                        --      --             --       --       --        --

Balances as of March 31, 2005..................  9,381,888      $9        965,811       $1   51,440    $(172)
                                                 =========      ==        =======       ==   ======    ======


See accompanying Notes to Consolidated Financial Statements.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
                      (In thousands, except for share data)


                                                   Additional    Deferred Stock-                  Total
                                                    Paid-In           Based       Accumulated  Stockholders'
                                                    CAPITAL       COMPENSATION      DEFICIT       EQUITY
                                                    -------       ------------      -------       ------

Balances as of March 31, 2003.................      $11,530            $(11)        $(9,894)      $1,628

Issuance of common stock, net.................        4,372               --              --       4,373
Issuance of warrant to purchase common stock..          385               --              --         385
Issuance of common stock in exchange for
preferred stock and contingent warrants.......        4,498               --              --       4,500
Issuance of warrants to purchase common
stock (attached to notes payable).............          615               --              --         615
Issuance of common stock for the purchase
of Hollywood Software, Inc....................        1,380               --              --       1,380
Issuance of common stock for the purchase
of Core Technology Services, Inc..............          345               --              --         345
Issuance of common stock upon completion of
notes exchange................................        2,566               --              --       2,567
Issuance of common stock for goods and
services......................................            7              (4)              --           3
Exercise of warrants to purchase common
stock (attached to notes payable).............           22               --              --          23
Amortization of stock-based compensation......           --               15              --          15
Accretion of preferred stock to redemption
amount........................................       (1,588)              --              --     (1,588)
Gain on sale of stock by subsidiary...........           139              --              --         139
Net loss......................................            --              --         (4,805)     (4,805)
                                                          --              --         -------     -------

Balances as of March 31, 2004.................       $24,271             $--       $(14,699)      $9,580
                                                     =======             ===       =========      ======

Issuance of common stock , net................         4,951              --              --       4,953
Repurchase of common stock....................            --              --              --       (173)
Issuance of common stock in exchange for
AccessDM common stock.........................            --              --              --          --
Issuance of common stock for the purchase
of FiberSat...................................         1,624              --              --       1,625
Issuance of common stock for goods and
services......................................             4              --              --           4
Issuance of warrants attached to
convertible notes payable.....................         1,109              --              --       1,109
Beneficial conversion feature on
convertible notes payable.....................           605              --              --         605
Conversion of Class B shares to Class A.......            --              --              --          --
Issuance of common stock in connection
with  the Pavilion acquisition................           132              --              --         132
Net loss......................................            --              --         (6,788)     (6,788)
                                                          --              --         -------     -------

Balances as of March 31, 2005.................       $32,696             $--       $(21,487)     $11,047
                                                     =======             ===       =========     =======


See accompanying Notes to Consolidated Financial Statements.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media, Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Managed Services") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. FiberSat Global Services, Inc., ("FiberSat") a wholly-owned subsidiary of AccessIT was incorporated in Delaware in October 2004, and acquired certain assets and liabilities of FiberSat Global Services LLC on November 17, 2004. ADM Cinema Coporation ("ADM Cinema"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware on December21, 2004, and on February 11, 2005 acquired substantially all the assets of the Pavilion Theatre in Brooklyn, New York. AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat and ADM Cinema are referred to herein collectively as the ("Company"). AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital delivery site in Los Angeles, California. AccessDM is in the business of storing and distributing digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a provider of information technology consulting services; its primary offering is to provide managed network monitoring services through its global network command center. FiberSat provides satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced network operations center. ADM Cinema operates the Pavilion Movie Thaeatre/Entertainment Complex,an eight-screen movie theatre and cafe located in Brooklyn, New York (the "Pavilion Theatre").

BASIS OF PRESENTATION

For the fiscal years ended March 31, 2004 and 2005, the Company incurred net losses of $4,805 and $6,788 respectively, and positive and negative cash flows from operating activities of $321 and ($3,258), respectively. In addition, the Company has an accumulated deficit of $21,487 as of March 31, 2005. The Company also has debt service requirements (including interest) of $2,307 for the twelve months beginning in March 2005. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, research and development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the
Company's cash position at March 31, 2005, and expected cash flows from operations; management believes that the Company has the ability to meet its obligations through March 31, 2006. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying Consolidated Financial Statements do not reflect any adjustments which may result from the outcome of such uncertainties.

Certain reclassifications of prior period data have been made to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

The  Consolidated   Financial  Statements  include  the  accounts  of  AccessIT,
AccessDM,   Hollywood  SW,  Managed  Services,  FiberSat  and  ADM  Cinema.  All
intercompany transactions and balances have been eliminated.

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

The Company places its cash with high credit quality financial institutions. These balances, as reflected in the financial institution's records, are insured in the U.S. by the Federal Deposit Insurance Corporation for up to $100. As of March 31, 2005, uninsured cash balances in the U.S. aggregated $4,399 with two financial institutions.

The Company's customer base is primarily composed of businesses throughout the United States. For the fiscal year ended March 31, 2004, three customers accounted for 27%, 12%, and 10% of revenues, respectively, and as of March 31, 2004 four customers accounted for 17%, 15%, 12% and 12% of accounts receivable, respectively. For the fiscal year ended March 31, 2005, one customer accounted for 18% of revenues, and as of March 31, 2005 three customers accounted for 13%, 12%, and 10% of accounts receivable, respectively. As of March 31, 2004 and 2005, the Company had established an allowance for uncollectable accounts against accounts receivable of $64 and $131, respectively. The Company records a general allowance for uncollectible accounts monthly, based on review of aged accounts receivable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment                              3-5 years
Machinery and equipment                         3-6 years
Furniture and fixtures                          3-6 years


Leasehold improvements and assets under capital leases are being amortized over the shorter of the lease term or the estimated useful life of the underlying assets. Maintenance and repair costs are charged to expense as incurred. Major renewals, betterments and additions are capitalized. Included in property and equipment as of March 31, 2004 and 2005 was $100 of construction services for which the Company issued Common Stock (as defined below) as consideration (See note 12).

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

INTANGIBLE ASSETS

The Company has adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows. Intangible assets of the Company as of March 31, 2004 consist of customer contracts, trade names, trademarks and covenants not to compete. These were determined to be finite-lived intangibles assets and are being amortized over their useful lives ranging from 2 to 10 years. In addition, during the fiscal year ended March 31, 2005, the Company acquired intangible assets related to customer contracts, a corporate trade name, FCC broadcast licenses, and a liquor license. These were determined to be finite-lived intangibles assets and are being amortized over their useful lives of 5 years each. In addition the Company recorded goodwill in connection with the acquisitions of Hollywood SW, Core, FiberSat and the Pavilion Theatre.

REVENUE RECOGNITION

Media Services revenues generated by Hollywood SW, FiberSat and the Pavilion Theatre are revenues generated from the following sources and are in accordance as follows: Software are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"). The Company's software revenues are generated from the following primary sources:
(1) software licensing, including customer licenses and ASP agreements, (2) software maintenance contracts, and (3) professional consulting services, which includes systems implementation, training, custom software development services and other professional services. FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees revenues consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided. Fibersat revenues are accounted for in accordance with SAB 104. Additionally, the Pavilion Theatre consists of the sale of movie theatre admissions and concession food and beverages, which are made, either in cash or via customer credit cards at the time of the transaction. Revenues are recognized at the time the transaction is complete, as the earnings process has been culminated, in accordance with SAB No. 104.


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

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon vendor specific objective evidence. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company develops customized software appliaation the percentage-of-completion accounting is followed to recognize revenue.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the fiscal years ended March 31, 2004 and 2005, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the fiscal years ended March 31, 2004 and 2005 amounted to $118 and $369, respectively. Revenues relating to customized software development under a contract is recognized on a percentage of completion method. As of March 31, 2005, unbilled receivables under such contracts aggregated $517.

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

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of the Company's Class A common stock ("Class A Common Stock") and Class B Common Stock (collectively, "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued and were outstanding. The numerator is adjusted for the impact of interest expense associated with potentially dilutive shares issuable upon conversion of convertible notes. The Company has incurred net losses for the fiscal years ended March 31, 2004 and 2005; therefore, the impact of dilutive potential shares of Common Stock has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), convertible notes and redeemable convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share:
                                                     MARCH 31,
                                                 2004        2005
                                                 ----        ----

Stock options................................  520,564     762,897
Underwriter warrants.........................  120,000     120,000
Shares issuable related to convertible notes.  308,225   2,175,193
Private Placement Warrants...................      --      304,375
Convertible notes warrants...................      --      560,196

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

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 8. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions to stock based compensation for the fiscal years ended March 31, 2004 and 2005:

                                                              MARCH 31,
                                                              ---------
                                                          2004              2005
                                                          ----              ----

Net loss as reported................................   $(4,805)         $(6,788)
Add: Stock-based compensation expense included
in net loss.........................................         15                4
Less: Stock-based compensation expense determined
under fair value based method.......................      (489)            (647)
                                                          -----            -----
Pro forma net loss..................................   $(5,279)         $(7,431)
                                                        =======         ========

Basic and diluted net loss available to common stockholders
per share:
As reported.........................................    $(1.37)          $(0.70)
Pro forma...........................................    $(1.47)          $(0.77)

The fair value of each stock option granted during
the year is estimated on the date of grant using the
Black-Scholes  option  pricing model with the following
assumptions:
                                                             2004       2005
                                                             ----       ----

Expected life (years).....................................      10        10
Expected volatility.......................................    110%      110%
Expected dividend yield...................................      0%        0%
Weighted average risk-free interest rate..................   4.32%     4.24%
Weighted average fair value per share of employee options
granted during the year...................................   $3.93     $7.94

RESEARCH AND DEVELOPMENT

AccessIT recorded research and development expenses, comprised mainly of personnel costs and outside services, of $55 and $666, respectively, for the fiscal years ended March 31, 2004 and 2005. The increase is attributable to research and development efforts at Hollywood SW related to the development of TDS International software application and various products including TDS, ITDS and EMS.

ADVERTISING COSTS

The Company has incurred advertising costs of $19 and $28, respectively, during the fiscal years ended March 31, 2004 and 2005. Advertising costs are expensed as incurred.

USE OF ESTIMATES

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. Actual results could differ from those estimates.

RISK AND UNCERTAINTIES

The Company is subject to all of the risks inherent in business in software development, colocation, and managed storage. These risks include, but are not limited to, limited operating history, limited senior management resources, rapidly changing technology business environments, the need for substantial cash investments to fund its operations, reliance on third parties, the competitive nature of the industry, development and maintenance of efficient information technologies, and uncertainty regarding the protection of proprietary intellectual properties.

NOTE 3. ACQUISITIONS

HOLLYWOOD SOFTWARE

On November 3, 2003, the Company completed the acquisition of all of the capital stock of Hollywood SW, after amending the agreement it had entered into on July 17, 2003 (the "Hollywood SW Acquisition"). To complete the acquisition of Hollywood SW, the Company issued collateralized promissory notes to the two holders of all of the capital stock of Hollywood SW, each in the principal amount of $3,625 (the "Notes"). The amount of the Notes represented the original purchase price of $7,300 (based on the IPO price less the underwriter's discount), less $50 that had already been paid by the Company. The Notes were due no later than five business days after the date that the Company's registration statement was declared effective by the Securities and Exchange Commission.

On November 14, 2003, four business days after the registration statement was declared effective, the Notes were exchanged for $2,500 in cash of which $50 had already been paid, promissory notes in the aggregate principal amount of $3,000 and 400,000 unregistered shares of Class A Common Stock. For purchase accounting purposes, the purchase price is $7,102, consisting of $2,722 of cash (including $222 of expenses); $1,380 of Class A Common Stock (400,000 shares valued at $3.45 per share, as determined by a valuation from an independent appraiser); and $3,000 of promissory notes. In addition, a contingent purchase price is payable each year for the three years following the closing if certain earnings targets are achieved. The Company has also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of Class A Common Stock during such 90 days declines below an average of $3.60 per share. The results of operations of Hollywood SW have been included in the Company's consolidated financial statements since the acquisition date.

The total purchase price of $7,102, including fees and expenses of the acquisition, has been allocated to the net assets acquired, including tangible and intangible assets and liabilities assumed, based upon the results of an independent appraisal of fair value, with the excess purchase price being allocated to goodwill. The goodwill recorded on the acquisition is not deductible for income tax purposes. The fair value of the tangible and intangible assets acquired and liabilities assumed has been reflected in the Consolidated Balance Sheet as follows:

Tangible and intangible assets acquired:
Current assets............................................  $535
Property and equipment....................................    25
Capitalized software cost................................. 1,350
Intangible assets......................................... 2,170
Goodwill.................................................. 5,184
                                                           -----

Total tangible and intangible assets acquired............. 9,264
Less liabilities assumed:
Current liabilities.......................................   733
Deferred tax liability...................................  1,429
                                                           -----

Total liabilities assumed................................. 2,162
                                                           -----
Total purchase price......................................$7,102
                                                          ======

The intangible assets consist of customer contracts, covenants not to compete agreements and corporate trade names. These assets are being amortized over their estimated useful lives of 5, 5 and 10 years, respectively.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,

2006...................................................... 422
2007...................................................... 422
2008...................................................... 422
2009...................................................... 252
2010......................................................  12
Thereafter................................................  43

MANAGED SERVICES

   On December 22, 2003, the Company signed an agreement to purchase all of the outstanding common stock of Managed Services (the "Managed Services Acquisition"), and on January 9, 2004, the acquisition of Managed Services was completed. Managed Services is a managed service provider of information technologies; its primary product is managed network services through their global network command center. The Company believes that the acquisition of Managed Services will expand the existing capabilities and services of its IDCs. The purchase price consisted of $250 in cash and 100,000 unregistered shares of Class A Common Stock. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the closing in which certain earnings targets are achieved; any additional payment is to be made in the same proportionate combination of cash and unregistered shares of Class A Common Stock as the purchase price payable at closing. The Company has also agreed to a one-time issuance of additional unregistered shares of Class A Common Stock to the seller up to a maximum of 20,000 shares if, in accordance with an agreed upon formula, the trading value of the Company's Class A Common Stock is less than $4.00 during the 90 day period at the end of the lock-up period. Based on a valuation from an independent appraiser, the restricted stock issued in the Managed Services Acquisition was estimated to have a fair value of $3.45 per share.

The total purchase price of $620, including $25 of fees and expenses, was allocated to the net assets acquired, including tangible and intangible assets, based upon the results of an independent appraisal of Fair value, with the excess purchase price being allocated to goodwill. The gooodwill recorded on the acquisition is not deductible for income tax purposes. The fair value of the tangible and intangible assets acquired has been reflected in the Consolidated Balance Sheet as follows:

Tangible and intangible assets acquired:
Property and equipment........................        $152
Intangible assets.............................         450
Goodwill......................................         194
                                                       ---
Total tangible and intangible assets acquired.         796

Deferred tax liability........................         176
                                                      ----
Total purchase price..........................        $620
                                                      ====

The intangible assets consist of customer contracts, covenants not to compete agreements and corporate trade names. These assets are being amortized over their estimated useful lives of 5, 5 and 10 years, respectively.

Amortization  of these  assets in future  years is  expected  to be as  follows:
Fiscal Year ended March 31,

2006......................................................  87
2007......................................................  87
2008......................................................  87
2009......................................................  66
2010......................................................   3
Thereafter................................................  11

BOEING DIGITAL

On March 29, 2004 the Company acquired certain assets of Boeing Digital, a division of Boeing (the "Boeing Digital Acquisition"). These assets were purchased to further the Company's strategy of becoming a leader in the delivery of movies and other digital content to movie theaters. The acquired assets consist of digital projectors, satellite dishes and other equipment installed at 28 screens within 21 theaters in the United States and at one theater in London, England, and satellite transmission equipment located in Los Angeles,
California. The initial purchase price consisted of: $250 in cash; 53,534 unregistered shares of Class A Common Stock; and a non-interest bearing note payable for $1,800 payable in equal installments over 4 years. In addition, the Company has agreed to make payments totaling a maximum of $1,000 over 4 years, representing 20% of the gross receipts generated by the acquired assets (the "Future Revenue Share"). Additionally, at any time during the 90 day period immediately following the first 12 months after the closing, Boeing can sell its 53,534 unregistered shares of Class A Common Stock to the Company in exchange for $250 in cash (the "Boeing Put Option").

Based on a valuation from an independent appraiser, for purchase accounting purposes the total purchase price is $2,010, including estimated fees and setup costs of $155. The unregistered stock issued in the Boeing Digital Acquisition was estimated to have a fair value of $238. Due to the Boeing Put Option, the Class A Common Stock issued to Boeing has been reflected on the consolidated balance sheet as redeemable shares of Class A Common Stock, until such time as the Boeing Put Option expires or is exercised. The fair value of the assets acquired has been reflected in the consolidated balance sheet as follows:

Property & equipment............................................          $1,645
Intangible assets...............................................             365
                                                                        --------
Total                                                                     $2,010
                                                                          ======

The intangible assets consist of customer contracts and covenants not to compete agreements. These assets are being amortized over their estimated useful lives of 4 and 2 years, respectively.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,

2006............................................      116
2007............................................       76
2008............................................       76
2009............................................        4

FIBERSAT

On October 19, 2004, the Company and its wholly-owned subsidiary, FiberSat, entered into an agreement to purchase substantially all of the assets and certain specified liabilities of FiberSat Global Services, LLC ("FiberSat Seller") (the "FiberSat Acquisition"). On November 17, 2004, the FiberSat Acquisition was completed. FiberSat, headquartered in Chatsworth, California, provides services utilizing satellite ground facilities and fiber-optic connectivity to receive, process, store, encrypt and transmit television and data signals globally. FiberSat's Chatsworth facility currently houses the infrastructure operations of the Company's digital cinema satellite delivery services.

The initial purchase price for the FiberSat Acquisition consisted of 500,000 unregistered shares of Class A Common Stock, and the Company agreed to repay certain liabilities of FiberSat Seller on or before the closing of the FiberSat Acquisition, with up to $500 in cash and 100,000 unregistered shares of Class A Common Stock. The Company had the option to exchange up to 50,000 of such 100,000 shares of Class A Common Stock to increase the cash, and thereby decrease the Class A Common Stock portion of such repayment based on the ratio of one Class A Common Stock for each $5.00 of additional cash. The Company repaid these liabilities by paying approximately $381 and issuing 40,000 shares of Class A Common Stock. In addition, the Company may be required to pay a contingent purchase price for any of the three years following the acquisition in which certain earnings targets are achieved. The Company has also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the 90 days following the applicable lock-up period, the average value of the Company's Class A Common Stock during such 90 days declines below an average of $3.17 per share.

Based on a valuation from an independent appraiser, for purchase accounting purposes the total purchase price is $2,177, including estimated transaction costs of $ 169. The goodwill recorded on the acquisition is deductible for income tax purpose, to the extent the Company has any taxable income in future periods.

The fair values of assets and liabilities acquired have been reflected in the Consolidated Balance Sheet as follows:

Current assets...........................................................   $214
                     Property and equipment...... .......................  2,164
Intangible assets .......................................................    550
Goodwill ................................................................     24
Noncurrent assets .......................................................     16
                                                                              --

Total tangible and intangible assets acquired............................  2,968
Less: liabilities assumed:

Current liabilities......................................................    711
Long-term liabilities....................................................     80
                                                                              --
Total Liabilities........................................................    791
                                                                             ---
Total Purchase Price....................................................  $2,177
                                                                          ======

The intangible assets consist of FCC broadcast licenses, corporate trade name and customer contracts. These assets are being amortized over their estimated useful lives of 5 years each.

Amortization of these assets in future years is expected to be as follows:
Fiscal Year ended March 31,

2006............................................      110
2007............................................      110
2008............................................      110
2009............................................      110
2010............................................      107

PAVILION THEATRE

On December 23, 2004, ADM Cinema entered into an asset purchase agreement with Pritchard Square Cinema, LLC, a New York limited liability company (the "Seller"), and Norman Adie, the Seller's managing member, to purchase substantially all of the assets and certain liabilities of the Seller's Pavilion Theatre (the "Pavilion Acquisition"). On February 11, 2005 the acquisition of the Pavilion was completed. The purchase price included a cash payment of $3,300 (less $500 held in escrow pending the completion of certain construction) and a five-year 8% promissory note for $1,700. In addition, ADM Cinema assumed the lease covering the land, building and improvements which is classified as a capital lease on the consolidated balance sheet. Also, in connection with renegotiating the lease, the Company issued 40,000 unregistered shares of Class A Common Stock to the landlord of the Pavilion Theatre, which was valued by an independent appraiser at $132.

The Pavilion Theatre is an eight-screen movie theatre and cafe and is a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre has also become a showplace for the Company to demonstrate its integrated digital cinema solutions to the movie entertainment industry.

Based on a preliminary valuation from an independent appraiser, for purchase accounting purposes the total purchase price is $5,248, including estimated transaction costs of $ 106. The preliminary allocation of purchase price may be subject to further adjustment. The goodwill recorded on the acquisition is deductible for income tax purposes, to the extent the Company has any taxable income in future periods.

The fair values of assets and liabilities acquired have been reflected in the Consolidated Balance Sheet as follows:

Current assets..........................................................     $10

Property and equipment, net.............................................   6,402
Intangible assets ......................................................      50
Goodwill ...............................................................   4,886
                                                                           -----

Total tangible and intangible assets acquired...........................  11,348
Less: liabilities assumed:

Current liabilities.....................................................      52
Long-term liabilities...................................................   6,048
                                                                           -----
Total Liabilities.......................................................   6,100

Total Purchase Price....................................................  $5,248
                                                                          ======

The intangible asset consists of a liquor license and is being amortized over an estimated useful life of 5 years.

Amortization of this asset in future years is expected to be as follows:
Fiscal year ended March 31,

2006............................................       10
2007............................................       10
2008............................................       10
2009............................................       10
2010............................................        9

The following pro-forma information shows the results of operations for the years ended March 31, 2005 and 2004, as though the acquisitions of FiberSat and the Pavilion had occurred at the beginning of each respective fiscal year. In addition, the fiscal 2004 pro forma financial information reflects the results of operations of Hollywood SW as if that acquisition occurred at the beginning of that fiscal year. The pro forma information reflects adjustments for (i) depreciation and amortization of acquired tangible and intangible assets from the acquisitions of Hollywood SW, FiberSat and the Pavilion (ii) interest expense for the 8% notes payable in the amount of $3 million issued to the two sellers of Hollywood SW in November 2003, the 7% convertible notes and warrants in the amount of $7.6 million issued in February 2005, and the February 2005 issuance of the 8% note for $1.7 million issued to the seller in the Pavilion acquisition, (iii) the full year impact of the issuance of 400,000 shares for Hollywood SW in fiscal 2004 and 540,000 and 40,000 for FiberSat and Pavilion acquisitions in fiscal 2004 and 2005, and (iv) additional non-cash interest associated with the beneficial conversion feature and warrant accretion related to the 7% convertible notes issued in February 2005. The pro forma adjustments related to the acquisition of the Pavilion are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocations could have an impact on the pro forma financial information presented. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the dates indicated above or the results that may be obtained in the future.


                                                    MARCH 31,
                                                    ---------
                                                 2004      2005
                                                   (unaudited)
Revenues.....................................     16,286  17,645
Net loss.....................................      8,620   8,463
Basic and  diluted loss per share............     ($1.85) ($0.84)


NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of March 31, 2004 and 2005:

                                                     2004    2005

Bank balances.....................................  $1,248  $4,779

Money market fund.................................   1,082      --
                                                     -----      --
Total cash and cash equivalents...................  $2,330  $4,779
                                                    ======  ======

As of March 31, 2004 and 2005, cost approximated market value of cash and cash equivalents.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2004 and 2005:

                                                   2004    2005
                                                   ----    ----
Insurance.........................................  $81    $215
Deposits..........................................   11      10
Deferred costs, current...........................   97     321
Concession - inventory............................   --       5
Other.............................................  107     211
                                                    ---     ---
                                                   $296    $762
                                                   ====    ====

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following as of March 31, 2004 and 2005:

                                                    2004    2005
                                                    ----    ----
Land..............................................   $--  $1,500
Building and improvements.........................    --   4,600
Leasehold improvements............................ 3,911   4,158
Computer equipment and software................... 2,945   2,642
Machinery and equipment........................... 2,591   5,254
Furniture and fixtures............................   306     474
                                                   -----   -----

                                                   9,753  18,628
Less - Accumulated depreciation...................(3,888) (4,367)
                                                  ------- -------

Total property and equipment, net.................$5,865  $14,261
                                                   =====  =======

Land and building and improvements represent the Company's capital lease of the Pavilion Theater. Leasehold improvements consist primarily of costs incurred in the construction of the Company's Jersey City, New Jersey and Brooklyn, New York IDCs, and from the other IDC acquisitions. Included in leasehold improvements as of March 31, 2004 and 2005 was $100 of construction services for which the Company issued Common Stock as consideration. Computer equipment and software consists primarily of costs incurred for equipment and related software used in the Company's Managed Storage Services business and from the Hollywood SW, Managed Services and Boeing Digital acquisitions (See Note 3). Machinery and Equipment consists primarily of costs incurred for equipment used at the IDC's, and from the Boeing Digital and FiberSat acquisitions. For the years ended March 31, 2004 and 2005, depreciation expense amounted to $1.6 and $2.1 million, respectively.

INTANGIBLE ASSETS, NET

Intangible assets, net was comprised of the following as of March 31, 2004 and 2005:

                                                   2004      2005

Trademarks......................................   $45        $68
Corporate trade names...........................   150        180
Customer contracts.............................. 3,691      4,236
Covenants not to compete........................ 1,852      1,909
                                                 -----      -----

                                                  5,738     6,393
Less - accumulated amortization.................(1,538)   (3,056)
                                                -------   -------

Total intangible assets, net.................... $4,200    $3,337
                                                 ======    ======

For the years ended March 31, 2004 and 2005 amortization expense amounted to $1.1 and $1.5 million, respectively.

CAPITALIZED SOFTWARE COST, NET

Capitalized software costs, net was comprised of the following as of March 31, 2004 and 2005:

                                                    2004      2005

Capitalized software............................  $1,548    $2,109
Less - accumulated amortization.................   (118)     (487)
                                                   -----     -----
Total capitalized software costs, net...........  $1,430    $1,622
                                                  ======    ======

For the years ended March 31, 2004 and 2005, amortization of software costs amounted to $118 and $369, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2004 and 2005:

                                                   2004      2005

Accounts payable.................................. $541    $1,118
Accrued compensation and benefits.................  178       392
Accrued taxes payable.............................  162         9
Interest payable..................................   97       134
Other.............................................  393       762
                                                    ---       ---

Total accounts payable and accrued expenses.......$1,371   $2,415
                                                  ======   ======

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" SFAS 150, which became effective July 1, 2003, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccesIT financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised 2004), a publicly entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers on a calendar reporting year this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for AccessIT to adopt this standard due to its fiscal reporting first interim or annual reporting period is April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

NOTE 6. NOTES PAYABLE

In February 2002, the Company commenced an offering of 5-year 8% subordinated promissory notes (the "5-Year Notes") with detachable warrants to purchase shares of Class A Common Stock (the "5-Year Notes Warrants"). Through March 31, 2004 the Company had raised a total of $4,405 from the issuance of 5-Year Notes and no additional 5-Year Notes were issued during the fiscal year ended March 31, 2005. As of March 31, 2004, 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock were issued.

In November 2003, the Company issued two 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Notes"). During the fiscal year ended March 31, 2005, the Company repaid principal of $512 on the HS Notes.

In February 2004, the Company sent a notice to the holders of the 5-Year Notes and the HS Notes offering to exchange (the "Exchange Offer") the principal and accrued interest of the outstanding 5-Year Notes and the HS Notes for, at each note holder's election, either (1) unregistered shares of Class A Common Stock at an exchange rate of $3.57 per share (the "Share Option") or (2) Subordinated Convertible Promissory Notes ("Convertible Notes"), which are convertible into shares of Class A Common Stock at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered shares of Class A Common Stock. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of March 31, 2005, convertible into a maximum of 307,871 shares of its Class A Common Stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Class A Common Stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer.

In March 2004, in connection with the Boeing Digital Acquisition, the Company issued a non-interest bearing note payable with a face amount of $1,800. The estimated fair value of this note was determined to be $1,367 on the closing date and interest is being imputed over the 4 year term of the note, to non-cash interest expense in the Consolidated Statement of Operations. On March 31, 2005, the value of the note, (including imputed interest) is $1,531 and is included in notes payable in the Consolidated Balance Sheet. For the fiscal year ended March 31, 2005, non-cash interest expense resulting from this note was $164.

In July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining value of the underlying 5 - Year Notes Warrants was amortized to non-cash interest expense, totaling $19.

On February 10, 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants ("the Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. The Company may pay the interest in cash or, if certain conditions are met, by issuing shares of its Class A Common Stock. If the Company is eligible to issue Class A Common Stock to pay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. The Convertible Debentures are initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants exercisable for Class A Common Stock. Additionally, the Company issued to the investors Convertible Debentures Warrants to purchase up to 560,197 shares of Class A Common Stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter, and have been valued at $1.1 million which is accounted for as a debt issuance discount. As a result, there is a beneficial conversion feature and the company recognized a $605 charge, which is included in non-cash interest expense. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Company has agreed to register, among other things, the Class A Common Stock underlying the Convertible Debentures and Convertible Debentures Warrants with the SEC within 30 days from the closing. If, among other things, the registration statement is not filed within 30 days or is not declared effective within 90 days (120 days in the event of an SEC review), then cash delay payments equal to 1% of the offering proceeds per month will apply. The Company filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

During the fiscal year ended March 31, 2005, the Company made scheduled principal payments of $12 on the 5-Year Notes.

In connection with the acquisition of the Pavilion Theatre, on February 10, 2005 we issued to the seller a 5-year, 8% note payable for $1,700. Principal payments are to be made quarterly for five years in the amount of $42, with a ballon repayment of the remainder after five years.

The aggregate principal repayments on the Company's notes payable are scheduled to be as follows:

Fiscal Year ending March 31,
2006.............................................$1,137
2007............................................. 1,449
2008............................................. 1,795
2009............................................. 9,368
2010............................................. 1,161

NOTE 7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

In  October  2001,  the  Company  issued  3,226,538  shares  of the  Series A 8%
Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at approximately $0.62 per share, resulting in gross proceeds of $2,000 before considering expenses of $203. Concurrent with this issuance, the Company issued warrants to purchase up to 430,205 Class A Shares (the "2001 Warrant"). In November 2002, the Company issued 4,976,391 shares of Series B 8% Cumulative Convertible Preferred Stock, par value $0.001 (the "Series B Preferred Stock") the Series A Preferred Stock holder at approximately $0.50 per share, resulting in gross proceeds of $2,500 before considering expenses of $125. Concurrent with this issuance, the Company issued three warrants to purchase 381,909, 144,663 and 100,401 Class A Shares ("Contingent Warrant A", "Contingent Warrant B" and "Contingent Warrant C", respectively). The issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $1,078 calculated in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27,
"Application of Issue No. 98-5 to Certain Convertible Instruments". The beneficial conversion feature was reflected as an issuance cost and therefore was reflected as a charge against the Series A Preferred Stock and an increase to additional paid-in capital. As described below, in November 2003, the Company exchanged all of its Series A Preferred Stock, Series B Preferred Stock, related warrants and accumulated dividends for 2,207,976 shares of Class A Common Stock.

Total accretion for the Series A Preferred Stock to its estimated redemption value was $1,121 during the fiscal year ended March 31, 2004, of which $990 related to the accretion to the estimated redemption amount. In addition, $131 related to the accretion of the beneficial conversion feature, respectively. Accretion for the Series B Preferred Stock to its redemption value was $467 for the fiscal year ended March 31, 2004.

In September 2003, the Company entered into an agreement (the "Exchange Agreement") with the holder of the Series A and Series B Preferred Stock to: (1) convert all 8,202,929 shares of Series A and Series B Preferred Stock held by it into 1,640,585 shares of Class A Common Stock; (2) exchange the 2001 Warrant, Contingent Warrant A and Contingent Warrant C for 320,000 shares of Class A Common Stock; (3) exercise Contingent Warrant B to purchase 143,216 shares of Class A Common Stock on a cashless-exercise basis; and (4) accept Class A Stock at a price per share of $5.00 pursuant to the Company's November 2003 initial public offering (the "IPO"), as consideration for the conversion of all accumulated dividends on the Series A and Series B Preferred Stock through the effective date of the IPO. On November 14, 2003, the Exchange Agreement was finalized, concurrent with the completion of the IPO. The Company issued 104,175 shares of Class A Common Stock as consideration for the conversion of all accumulated dividends on the Series A and B Preferred Stock. As of March 31, 2004 and 2005, there is no Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of Class A Common Stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors During the year ended March 31, 2005, the Company repurchased 51,440 Class A shares for a total purchase price of $172, including fees, which has been recorded as Treasury Stock. As of March 31, 2005, an additional 48,560 shares of Class A Common Stock may be repurchased.

In November 2004, the Company issued 540,000 unregistered shares of Class A Common Stock in connection with the FiberSat Acquisition.

In February 2005, the Company issued 40,000 unregistered shares of Class A Common Stock in connection with the Pavilion Acquisition.

In October 2004, the Company entered into a stock purchase agreement with investors to issue and sell 282,776 unregistered shares of Class A Common Stock at $3.89 per share to the investors for gross proceeds of $1,100 (the "October 2004 Private Placement"). These shares carry piggyback and demand registration rights, at the sole expense of the investor. The net proceeds to the Company of approximately $1,023 were used for the FiberSat Acquisition and for working capital. The investors exercised the piggyback registration rights and the Company registered the resale of all of the 282,776 shares of Class A Common Stock on a registration statement which registration statement was declared effective by the SEC on March 21, 2005.

In June 2004, the Company issued in a private placement (the "June 2004 Private Placement") 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to subsequently register the securities were approximately $4,000. The Company is using the net proceeds for capital investments and for working capital. The Company also issued to investors and the investment firm in the June 2004 Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt (the "June 2004 Private Placement Warrants"). The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of those shares for 31,300 unregistered shares of Class A Common Stock. This transaction was consummated in May 2004 and as a result, AccessIT holds 100% of AccessDM's common stock.

STOCK OPTION PLAN

In June 2000, the Company adopted the 2000 Stock Option Plan, as amended (the "Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the Plan is to enable the Company to attract, retain and motivate employees, directors, advisors and consultants. The Company initially reserved a total of 400,000 shares of Class A Common Stock of the Company for issuance upon the exercise of options granted in accordance with the Plan. In September 2003, the amount of stock options available for grant under the Plan was increased to 600,000. At the annual stockholders' meeting held in October 2004, the stockholders voted to approve an increase in the number of AccessIT stock options available for grant from 600,000 shares of Class A Common Stock to 850,000 shares of Class A Common Stock .Options granted under the Plan expire 10 years following the date of grant (five years for stockholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the Plan vest generally over three-year periods. The Plan is administered by the Company's Board of Directors.

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

The following table summarizes the activity of the Plan:
                                  Options Outstanding
                                   -------------------        Weighted-
                                     Shares                    Average
                                    Available                  Exercise
                                      For       Number of     Price Per
                                     GRANT        SHARES        SHARE

Balances, March 31, 2003..........  93,603     306,397          $6.90
Increase in authorized options.... 200,000          --             --
Options granted...................(214,167)    214,167          $5.01
                                  ---------    -------          -----

Balances, March 31, 2004..........  79,436     520,564          $6.12
                                    ------     -------          -----

Increase in authorized options.... 250,000          --             --
Options forfeited.................   9,334      (9,334)         $5.27
Options granted...................(251,667)    251,667          $4.21
                                  ---------    -------          -----

Balances, March 31, 2005..........  87,103     762,897          $5.50
                                    ======     =======          =====

The following table summarizes information about stock options outstanding as of March 31, 2005:

                         OPTIONS OUTSTANDING      OPTIONS EXERCISABLE

                          Weighted-
                           Average     Weighted- Number    Weighted-
                  Number  Remaining     Average    of      Average
                    of    Contractual   Exercise  Shares   Exercise
Exercise Prices   SHARES     LIFE       PRICE   EXERCISABLE PRICE

 $2.50             50,000    7.72        $2.50    33,333    $2.50
 $3.60            139,000    9.79        $3.60        --    $3.60
 $4.81             20,000    9.92        $4.81        --    $4.81
 $5.00            356,897    8.52        $5.00   142,231    $5.00
 $5.05             25,000    8.71        $5.05     8,333    $5.05
 $7.50            117,400    5.63        $7.50   110,400    $7.50
$12.50             54,600    5.58       $12.50    54,600   $12.50
                  -------    ----       ------   -------   ------

                  762,897    5.76        $5.50   348,897    $6.73
                  =======    ====       ======   =======   ======

In May 2003, AccessDM adopted the 2003 Stock Option Plan (the "AccessDM Plan") under which incentive and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the AccessDM Plan is to enable AccessDM to attract, retain and motivate employees, directors, advisors and consultants. AccessDM reserved a total of 2,000,000 shares of AccessDM's common stock for issuance upon the exercise of options granted in accordance with the AccessDM Plan. During the fiscal year ended March 31, 2004 and 2005, AccessDM granted stock options to purchase 1,000,000 shares and 5,000 shares, respectively, of its common stock to employees of AccessDM. Options granted under the AccessDM Plan expire 10 years following the date of grant (five years for stockholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the AccessDM Plan vest generally over three-year periods. The AccessDM Plan is administered by AccessDM's Board of Directors.

The AccessDM Plan provides for the granting of incentive stock options at not less than 100% of the fair value of the underlying stock at the grant date. Option grants under the AccessDM Plan are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee. Options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the trading value of the stock on the date of grant as determined by the AccessDM's Board of Directors. The exercise price of such options range from $0.20 to $0.25 and have a weighted average remaining contractual life of 8.42 years.

NON-EMPLOYEE STOCK-BASED COMPENSATION

The Company uses the fair value method to value options granted to non-employees. In connection with its grant of options to non-employees, the Company has recorded deferred stock-based compensation of $4 and $0 for the fiscal years ended March 31, 2004 and 2005, respectively. The Company has amortized $15 and $4 for the fiscal years ended March 31, 2004 and 2005, respectively, to stock-based compensation expense on an accelerated basis.

The  Company's   calculations  for  non-employee  grants  were  made  using  the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:
                                          FOR THE FISCAL YEARS ENDED
                                                   MARCH 31,
                                                 2004     2005

Dividend yield..................................   0%       0%
Expected volatility............................. 110%     110%
Risk-free interest rate.........................5.91%    5.94%
Expected life (in years)........................   10       10

WARRANTS

In connection with the issuance of the 5-Year Notes (see Note 6), the Company issued 5-Year Notes Warrants to the holders of the 5-Year Notes. During the fiscal year ended March 31, 2004, the Company issued 5-Year Notes Warrants to purchase 123,000 shares of Class A Common Stock to the holders of the 5-Year Notes in the ratio of one-half of a 5-Year Note Warrant for every dollar principal amount of 5-Year Notes issued. In total, 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related notes payable. In March 2004, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related warrants (see Note 6), and the remaining $1,421 aggregate amount of underlying 5-Year Notes Warrants was amortized to non-cash interest expense. During the fiscal years ended March 31, 2004, and 2005 a total of $402 and $17, respectively, was amortized to non-cash interest expense to accrete the value of the notes to their face value over the expected term of the related notes. In addition, in July 2004, the Company made early repayments totaling $58 for two 5 -Year Notes, and the remaining $19 of the underlying 5-Year Notes Warrants was amortized to non-cash interest expense.

   In connection with the June 2004 Private Placement, the Company issued to the investors and to the investment firm in the June 2004 Private Placement, Warrants to purchase 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share. The June 2004 Private Placement Warrants are exercisable from the date of issuance and for a period of five years thereafter. However, the June 2004 Private Placement Warrants may be redeemed by the Company at any time after the date that is one year from the issue date, upon thirty days advance written notice to the holder, for $0.05 per the June 2004 Private Placement Warrant to purchase one Class A Common Stock, provided, that (i) a registration statement with the SEC is then in effect as to such Class A Common Stock and will be in effect as of a date thirty days from the date of giving the redemption notice and (ii) for a period of twenty (20) trading days prior to the giving of the redemption notice the Class A Common Stock have closed at a price of $9.20 per share or higher. The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective July 20, 2004.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the June 2004 Private Placement Warrants, the fair value of the June 2004 Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability was reclassified to equity as of the July 20, 2004 effective date of the registration statement.

The fair value of the June 2004 Private Placement Warrants was estimated to be $797 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate 3.94%, the contractual life of 5 years and volatility of 72%. The fair value of the warrants was re-measured at June 30, 2004 and estimated to be $776. The decrease in the fair value of $21 from the transaction date to June 30, 2004 was recorded as a credit to other income, net in the Consolidated Statement of Operations. The fair value of the warrants decreased by $70 from June 30, 2004 to July 20, 2004 and such decrease was recorded as a credit to other income, net in the Consolidated Statement of Operations.

In February 2005, the Company issued the Convertible Debenture Warrants to purchase 560,197 shares of Class A Common Stock. The Convertible Debenture Warrants have an initial exercise price of $4.44 per share, and are exercisable beginning on September 9, 2005 until 5 years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which is included in additional paid-in capital on the Consolidated Balance Sheet and will be amortized to Notes Payable over the term of the warrants.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable. As of the bankruptcy date, the Company had accounts receivable of $121, representing approximately 2 months of service charges, recorded on the Consolidated Balance Sheet related to this customer. On January 26, 2005 the bankruptcy court approved a motion for the trustee to pay the Company $121, for the past due accounts receivable, and on February 25, 2005, the Company was paid this amount. In addition, the Company had $499 of unbilled revenue related to this customer. The Company has provided an allowance for $499 against the unbilled revenue, which is shown in the provision for doubtful accounts in the Consolidated Statements of Operations. Also, the Company has a first security interest in the customer's accounts receivable. The Company has been granted the right to pursue collection of the customer accounts receivable. Any amounts collected will be retained by the Company in settlement of its claim against the customer accounts receivable.

In March 2004, the Company acquired certain digital cinema - related assets from the Boeing Company. The purchase price for the assets included 53,534 unregistered shares of Class A Common StockShares. At any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered shares of Class A Common Stock to the Company in exchange for $250 in cash.

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

Minimum future operating and capital lease payments as of March 31, 2005 are summarized as follows:

                                                  Capital   Operating
                                                   LEASES    LEASES

Fiscal Year ending March 31,
2006.............................................. $1,563    $2,383
2007..............................................  1,137     2,293
2008..............................................  1,128     2,209
2009..............................................  1,128     2,238
2010..............................................  1,128     1,792
Thereafter........................................  7,997     4,320
                                                  -------   -------
Total minimum lease payments......................$14,081   $15,235
                                                  -------   =======
Less amount representing interest.................  7,591
                                                  -------

Present value of net minimum lease payments, including
current maturities of $432........................ $6,490
                                                  =======

Total rent expense was approximately $2,461 and $2,192 for the fiscal years ended March 31, 2004 and 2005, respectively.

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

                                                      MARCH 31,
                                                      ---------
                                                2004           2005
                                                ----           ----

Land..........................................  $ --          $1,500
Building......................................    --           4,600
Computer equipment............................   369              70
Machinery and equioment.......................   413           1,062
                                                ----           -----

                                                 782           7,232
                                                ----          ------
Less: Accumulated amortization................  (459)           (691)
Net assets under capital lease................  $323          $6,541
                                                =====         =======

NOTE 10. SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                            MARCH 31,
                                                            ---------
                                                        2004              2005
                                                        ----              ----

Interest paid................................           $513              $556

Assets acquired under capital leases.........             31            $6,542
Accretion on mandatorily redeemable
convertible preferred stock..................         $1,588               $--
Notes converted/exchange for Class A
common stock.................................         $2,526               $--
Issuance of notes for the following
acquisitions:
Hollywood Software, Inc......................         $3,000               $--
Boeing Digital ..............................         $1,366               $--
Pavilion Theatre (and working capital).......            $--            $9,300

NOTE 11. SEGMENT INFORMATION

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

Information related to the segments of the Company and its subsidiaries is detailed below:

                                                 DATA
                                        MEDIA    CENTER                TOTAL
                                       SERVICES SERVICES CORPORATE  CONSOLIDATED

FOR THE FISCAL YEAR ENDED MARCH 31,
2004:
   Total income (loss) from
   operations......................      $414     $(124)   $(2,795)     $(2,505)
   Depreciation and                       207     2,394         91        2,692
   Amortization....................
     Operating income (loss) before
   interest, taxes, depreciation and
   amortization.....................       621    2,270     (2,704)         187

FOR THE FISCAL YEAR ENDED MARCH 31,
2005:
   Total (loss) from operations.....  $(1,961)    $(156)   $(3,583)     $(5,700)
   Depreciation and
   Amortization.....................     1,715     1,807       101        3,623
     Operating income (loss) before
   interest, taxes, depreciation and
   amortization.....................     (246)     1,651    (3,482)     (2,077)
AS OF MARCH 31,2005:
   Total Assets.....................   $27,029    $5,302    $5,446      $37,777

AS OF MARCH 31,2004:
   Total Assets.....................   $12,174    $6,777    $2,224      $21,175

NOTE 12. RELATED PARTY TRANSACTIONS

As of March 31, 2004 and 2005, the Company had principal amounts of $1,400 and $3,891, respectively, in notes payable to related parties, including officers of the Company. During the fiscal year ended March 31, 2004 and 2005, there were $0 and $512, respectively, of principal repayments for these notes payable.

The Company granted to two executives 400,000 shares of Class A Common Stock in April 2000, upon formation of AccessColo, Inc. and in connection with their employment and status as co-founders. At the time of their receipt of such shares, we were a subsidiary of Fibertech & Wireless, Inc. In July 2003, one of the executives left our employ and also resigned from our Board of Directors.

In connection with the execution of one of our long-term real property leases, two executives posted a letter of credit in the aggregate amount of $525 in June 2000. This letter of credit was reduced by one-third in each of the three successive years and terminated in June 2003. We reimbursed such two executives for the issuance costs of approximately $10,000 for the letter of credit.

Two of our directors, are directors of MidMark, which previously held all of our outstanding Series A and Series B preferred stock and related contingent warrants. In connection with its purchase of shares of our Series A and Series B preferred stock, we paid MidMark a $75 investment banking fee. In September 2003, we entered into an exchange agreement with MidMark, under which we agreed to issue 2,207,976 additional shares of Class A Common Stock to MidMark in exchange for all of our outstanding shares of Series A and Series B preferred stock, including accrued dividends thereon, and through the exercise and exchange of certain warrants. Upon the IPO, MidMark (i) converted all 8,202,929 shares of its Series A and Series B preferred stock into 1,640,585 shares of Class A common stock; (ii) exchanged warrants that were exercisable, subject to certain future conditions, for up to 951,041 shares of Class A Common Stock, for 320,000 shares of Class A Common Stock; (iii) exercised a warrant exercisable for up to 144,663 shares of Class A Common Stock (143,216 shares on a cashless-exercise basis); and (iv) accepted 104,175 shares of Class A Common Stock as payment of all accrued dividends on shares of Series A and Series B preferred stock held by such stockholder. The number of shares of Class A Common Stock issued as payment of accrued dividends was calculated at the offering price of $5.00. Additionally, MidMark also purchased $333 of one-year notes, which was repaid in April 2002, and was issued 6,902 of the one-year notes warrants. Each of these directors have been granted options to purchase 5,000 shares of our Class A Common Stock. We paid MidMark a management fee of $50 per year until November 2003.

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

Two executives of the Company invested $250, and $125, respectively, in our offering of one-year 8% notes and received warrants to purchase 4,601 and 2,301 shares, respectively, of Class A Common Stock at $0.05 per share. These notes were repaid prior to March 31, 2002. Both executives also, invested $250 and $125, respectively, in our offering of five-year 8% promissory notes and received warrants to purchase 25,000 and 12,500 shares, respectively, of Class A Common Stock at $0.05 per share. In September 2003, all of the warrants that were attached to our one-year and five-year promissory notes held by both executives were exercised. In March 2004, both executives participated in the Exchange Offer and exchanged their 5-year notes and accrued interest totaling $382 for Convertible Notes, convertible into 67,713 shares of Class A Common Stock. As of March 31, 2004 and 2005, the principal due to these executive officers included in notes payable was $382.

One of our  former  directors  is a  partner  in the law firm of  Kirkpatrick  &
Lockhart LLP, which provided legal services to us, including handling legal matters related to the IPO. For the fiscal years ended March 31, 2005 and March 31, 2004, we purchased approximately $39 and $639, respectively, of legal services from this firm. Our former director was granted options to purchase 4,000 shares of Class A Common Stock.

One of our directors is the general partner of CMNY Capital II, L.P., which holds 157,927 shares of Class A Common Stock, and a director of Sterling/Carl Marks Capital, Inc., which holds 51,025 shares of Class A Common Stock. CMNY Capital II, L.P. also invested $1 million in our offering of one-year promissory notes, which was repaid in March 2002, and invested $1 million in our offering of five-year promissory notes. The warrants attached to such one-year and five-year notes were exercised in August 2003 and are included in the share numbers above. The Ddirector has also been granted options to purchase 9,000 shares of Class A Common Stock. In March 2004 CMNY Capital II, LP participated in the Exchange Offer and exchanged its five-year promissory notes and accrued interest totaling $1.0 million for Convertible Notes, convertible into 180,569 shares of Class A Common Stock. As of March 31, 2004 and 2005, the principal due to CMNY Capital II, LP included in notes payable was $1.0 million in each of those years, respectively.

A member of our board of advisors is the father of one of our founders and executive officers, and is a partner in an entity that has performed real estate services for us. The member of our board of advisors also has been granted options to purchase 41,025 shares of Class A Common Stock at a weighted average exercise price of $6.83 per share.

A member of our board of advisors is the President of John O'Hara Contracting, Inc., which performs construction and other work at our IDCs. Also, the member of our board of advisors has invested $50 in our five-year notes, and holds 5,000 five-year note attached warrants. This contractor has been paid $10 and $0 for the fiscal years ended March 31, 2004 and 2005, respectively. John O'Hara Contracting, Inc. also, owns 8,000 shares of Class A Common Stock, issued as partial consideration for work performed during the fiscal year ended March 31, 2001. In September 2003, the member of our board of advisor exercised the five-year warrants. In addition, in March 2004, the member of our board of advisors participated in the Exchange Offer and exchanged his 5 year notes and accrued interest totaling $51 for 14,264 shares of Class A Common Stock.

One of the members of our board of advisors is a partner in an architectural services firm, Herbst Musciano, which has performed work at our IDCs. His firm was paid $1 and $0 for the fiscal years ended March 31, 2004, and March 31, 2005, respectively. In addition, the member of our board of advisors holds options to purchase 600 shares of our Class A Common Stock.

In January 2003, the board of directors approved the purchase of two separate ten-year, term life insurance policies on the life of one of its executive. Each policy carries a death benefit of $5 million, and we are the beneficiary of each policy. Under one of the policies, however, the proceeds will be used to repurchase, after reimbursement of all premiums paid by us some, or all of the shares of our capital stock held by the estate of A. Dale Mayo,our President and Chief Executive Officer, at the then-determined fair market value.

In connection with the Hollywood SW Acquisition, we purchased all of the outstanding capital stock of Hollywood SW from two of its security holders, on November 3, 2003. The two security holders have continued as executive officers of Hollywood SW under new employment agreements and have received an aggregate of 400,000 unregistered shares of our Class A Common Stock, less 40,444 unregistered shares of Class A Common Stock that were issued to certain optionees of Hollywood SW.

Hollywood SW and Hollywood Media Center, LLC, a limited liability company that is 95% owned by David Gajda, Senior Vice President of International Marketing, one of the sellers of Hollywood SW, entered into a Commercial Property Lease, dated January 1, 2000, for 2,115 square feet of office space. We have assumed Hollywood SW's obligations under this lease pursuant to the acquisition, including the monthly rental payments of $2. The lease is currently a month-to-month tenancy with the same monthly rent. On May 1, 2004 an additional 933 square feet were rented on a month-to-month basis for monthly additional rental payments of $1.

In connection with one of our executive's employment arrangement with AccessDM, we paid a finder's fee of $25 during the fiscal year ended March 2004, in connection with his efforts related to the Hollywood SW Acquisition.

We entered into a consulting agreement with a former employee of the Company, one of our co-founders and directors, following the termination of his employment with us as of July 5, 2003. Under the terms of the agreement, the former employee agreed to provide consulting services to us in connection with the IPO and our acquisition of Hollywood SW, for which we paid him $10 per month (plus reasonable out-of-pocket expenses) for the period beginning on July 5, 2003 through September 30, 2003. We also paid the former employee $20 in November 2003 in connection with the completion of the IPO. After September 30, 2003, we may, in our sole discretion, retain the former employee services for future projects on mutually agreed to terms. The former employee has agreed that the term of his confidentiality, non-solicitation and non-compete agreement, which he entered into as of April 10, 2000, remained in effect through July 4, 2004.

In connection with the Managed Services Acquisition, we purchased all of the outstanding capital stock of Managed Services from its sole security holder, on January 9, 2004. The sole security holder continued as an executive officer of Managed Services under a new employment agreement and as consideration for the sale of Managed Services capital stock, received $250, and 100,000 unregistered shares of Class A Common Stock.

In connection with the FiberSat Acquisition, we purchased substantially all of the assets and certain specified liabilities of FiberSat Global Services, LLC from its members, on November 17, 2004. One of the members has continued as an executive officer of FiberSat under a new employment agreement and as consideration for the sale of FiberSat capital stock has received 35,000 unregistered shares of Class A Common Stock. Also, we agreed to pay this executive and annual base salary of $175 which shall be increased five percent annually, plus a bonus, if and as determined in the sole discretion of FiberSat's board of directors.

NOTE 13. INCOME TAXES

The benefit from income taxes for the years ended March 31, 2004 and 2005 consisted of the following:

                                                2004    2005
                                                ----    ----

Current.........................................$127    $  -
Deferred........................................  85     311
                                                 ---     ---

Total...........................................$212    $311
                                                ====    ====

Net deferred tax assets / (liabilities) consist of the following as of March 31, 2004 and 2005:

                                                   2004     2005
                                                   ----     ----
Deferred tax assets
Net operating loss carryforwards..................$3,082   $5,689
Depreciation and Amortization..................... 1,100      854
Deferred rent expense.............................   381      435
Stock based compensation..........................   208      201
Revenue deferral..................................   347      115
Other.............................................    71      129
                                                   -----    -----

Total deferred tax assets......................... 5,189    7,423
                                                   -----    -----

Deferred tax liabilities
Intangibles....................................... 1,720    1,497
                                                   -----    -----

Total deferred tax liabilities.................... 1,720    1,497
                                                   -----    -----
Net deferred tax assets before valuation
allowance........................................  3,469     5,926
Valuation allowance.............................  (4,989)   (7,136)
                                                  -------   -------

Net deferred tax assets / (liabilities).........  (1,520)  $(1,210)
                                                  =======  ========

The Company has provided a valuation allowance for either all or most of its deferred tax assets since realization of future benefits from deductible temporary differences and net operating loss carryovers cannot be sufficiently assured at March 31, 2004 or March 31, 2005. The change in the valuation allowance in the current year is approximately $2,050.

As of March 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $13,300 available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards that can be used in future years. Depending on a variety of factors this limitation, if applicable, could cause a portion and/or all of these net operating losses to expire before utilization occurs.

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows as of fiscal year ended March 31, 2004 and March 31, 2005:

                                                     2004      2005
                                                     ----      ----

Tax benefit at the U.S. Statutory Federal Rate..... (34.0%)   (34.0%)
State tax benefit..................................  (2.9%)    (0.3%)
Change in valuation allowance......................  18.9%     33.0%
Disallowed interest................................  12.4%      4.5%
Other..............................................   1.4%      1.1%
                                                    ------    ------

Effective tax rate.................................  (4.2%)    (4.5%)
                                                     ======    ======

NOTE 14. SUBSEQUENT EVENTS

On June 15, 2005, the Company entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through the Company's newly formed wholly-owned subsidiary, Christie/AIX, Inc., a Delaware corporation ("Christie/AIX"), whereby, among other things (1) Christie/AIX will seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems, to house them in the exhibitor locations, and (3) obtain Christie/AIX's final commitment to purchase at least 100 Systems by July 31, 2005.

In connection with the execution of the Framework Agreement, the Company has engaged a third party to assist in raising funds to purchase the equipment associated with the Framework Agreement, and for general corporate purposes. We have no assurance of the nature and amount of the securities to be issued, and that the transaction will be completed on acceptable terms.

On June 9, 2005, the Company's Board of Directors approved the expansion of the Company's stock option Plan to 1,100,000 options from the prior amount of 850,000 options. This approval is subject to the approval of stockholders at the Company's 2005 stockholder meeting, which is scheduled to take place in September 2005. Subsequent to March 31, 2005, the Company issued 140,000 stock options to an employee and four directors.

                           PART II. OTHER INFORMATION

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT

Except as set forth below, the information required by this item will appear in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 15, 2005, which will be filed pursuant to Regulation 14A under the Exchange Act (the "Proxy Statement") and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

CODE OF ETHICS

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as contemplated by Section 406 of the Sarbanes-Oxley. Such code of ethics is included on our website, www.accessitx.com. We will disclose any amendment to, or waiver of, a provision of our code of ethics on a Form 8-K filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item will appear in the Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will appear in the Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information required by this item will appear in the Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

ITEM 13. EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT

1.1 -- Form of Underwriting Agreement between the Company and the underwriter to the Company's November 10, 2003 Public Offering. (1)
2.1 -- Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2 -- Exchange Agreement, dated as of September 17, 2003, between the Company and MidMark Equity Partners II, L.P. (3)
2.3 -- Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4 -- Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Concurrent Technologies, Inc. and Erik B. Levitt. (4)
2.5 -- Asset Purchase Agreement, dated as of March 29, 2004, between the Company and The Boeing Company. (5)
2.6 -- Form of Exchange Agreement (debt for equity), dated as of March 24, 2004, between the Company and each Investor taking part in the March 24, 2004 exchange offering. (6)
2.7 -- Form of Exchange Agreement (debt for debt), dated as of March 24, 2004, between the Company and each investor taking part in the March 24, 2004 exchange offering. (6)
2.8 -- Securities Purchase Agreement, dated as of June 2, 2004, among the Company and certain investors. (7)
2.9 -- Asset Purchase Agreement, dated as of October 19, 2004, among the Company, FiberSat Global Services, Inc., FiberSat Global Services LLC, Richard Wolfe, Ravi Patel, McKebben Communications, Globecomm Systems, Inc., Timothy Novoselski, Scott Smith and Farina. (11)
2.10 -- Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (13)
2.11 -- Stock Purchase Agreement, dated as of October 26, 2004, among the Company and the purchasers identified therein. (13)
2.12 -- Securities Purchase Agreement, dated as of February 9, 2005, among the Company and certain investors. (12)
3.1 -- Fourth Amended and Restated Certificate of Incorporation of the Company. (4)
3.2    -- Bylaws of the Company. (2)
4.1 -- Form of Warrant Agreement (with Warrant Certificates) between the Company and the lead underwriter. (1)
4.2    -- Specimen certificate representing Class A common stock. (1)
4.3 -- Promissory note issued by the Company to ColoSolutions, Inc., dated November 27, 2002. (2)
4.4    -- Promissory note issued by the Company to holders of ten-year warrants.
          (2)
4.5 -- Form of note to be issued by the Company to the selling stockholders of Hollywood Software, Inc. (2)
4.6 -- Form of Pledge and Security Agreement between the Company, the selling stockholders of Hollywood Software, Inc. and the pledge agent. (2)
4.7 -- Promissory note dated November 3, 2003 issued by the Company to David Gajda. (1)
4.8 -- Promissory note dated November 3, 2003 issued by the Company to Robert Jackovich. (1)
4.9 -- Pledge and Security Agreement, dated as of November 3, 2003, between the Company and the selling stockholders of Hollywood Software, Inc.
          (1)
4.10 -- Registration Rights Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
4.11 -- Promissory note dated March 29, 2004 issued by the Company to The Boeing Company. (5)
4.12 -- Registration Rights Agreement, dated as of March 29, 2004, between the Company and The Boeing Company. (5)

4.13 -- Form of Subordinated Convertible Promissory Note, dated March 24, 2004, issued by the Company to each investor taking part in the March 24, 2004 exchange offering. (6)
4.14 -- Form of Registration Rights Agreement, dated as of March 24, 2004, between the Company and each investor taking part in the March 24, 2004 exchange offering. (6)
4.15 -- Form of Warrant, dated June 2004, issued to purchasers pursuant to Securities Purchase Agreement, dated as of June 1, 2004, among the Company and certain investors. (7)
4.16 -- Form of Warrant, dated June 2004, issued to placement agent in connection with Securities Purchase Agreement, dated as of June 1, 2004, among the Company and certain investors. (7)
4.17 -- Registration Rights Agreement, dated as of June 2004, among the Company and certain investors. (7)
4.18 -- Promissory Note, dated November 14, 2003, issued by the Company to David Gajda. (8)
4.19 -- Promissory Note, dated November 14, 2003, issued by the Company to Robert Jackovich.(8)
4.20 -- Registration Rights Agreement, dated as of November 8, 2004, among the Company and certain investors. (13)
4.21 -- Form of Subsidiary Guarantee to be entered into by certain subsidiaries of the Company pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)
4.22 -- Form of Debenture to be issued to the purchasers pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)
4.23 -- Form of Warrant to be issued to the purchasers pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)
4.24 -- Form of Registration Rights Agreement, among the registrant and certain investors pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)
10.1 -- Employment Agreement, dated as of July 1, 2000 (as amended), between the Company and A. Dale Mayo. (2)
10.2 -- Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (2)
10.3 -- Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert Jackovich. (2)
10.4   -- First Amended and Restated 2000 Stock Option Plan of the Company. (2)
10.5 -- Amendment to No. 1 to the First Amended and Restated 2000 Stock Option Plan of the Company. (3)
10.6 -- Asset Purchase Agreement, dated as of November 16, 2001, between the Company and BridgePoint International (USA), Inc. (2)
10.7 -- Asset Purchase Agreement, dated as of October 10, 2002, between the Company, R.E. Stafford, Inc. d/b/a ColoSolutions and Cob Solutions Global Services, Inc. (2)
10.8 -- Services Distribution Agreement, dated July 17, 2001, between the Company and Managed Storage International, Inc. (2)
10.9 -- License Agreement between the Company and AT&T Corp., dated July 31, 2001. (2)
10.10 -- Master Agreement for Colocation Space between the Company (by assignment from Cob Solutions Global Services, Inc.) and KMC Telecom VI LLC dated April II, 2002. (2)
10.11 -- License Agreement between the Company (by assignment from Bridgepoint International (USA), Inc.) and Zone Telecom, Inc. dated February 27, 2001. (2)
10.12 -- Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and 55 Madison Associates, LLC.
          (2)

10.13 -- Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.14 -- Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.15 -- Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.16 -- First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. dated October 27, 2000. (2)
10.17 -- Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.18 -- Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated May 16, 2000. (2)
10.19 -- Second Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated August 15, 2000. (2)
10.20 -- Lease Agreement, dated as of January 17, 2001, as amended, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Union National Plaza I, Inc. (2)
10.21 -- Lease Agreement, dated as of February 6, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Granite -- Wall Street Limited Partnership (successor in interest to Duffy Wall Street L.L.C.). (2)
10.22 -- Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership. (2)
10.23 -- Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from ColoSolutions L.L.C.) and 340 Associates, L.L.C. (2)
10.24 -- Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Jerry J. Howard and Eddy D. Howard. (2)
10.25 -- Office Lease, dated as of February 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and One Liberty Place, L.C. (2)
10.26 -- Commercial Property Lease between Hollywood Software, Inc. and Hollywood Media Center, LLC, dated January 1, 2000. (2)
10.27 -- Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L. P. (2)
10.28 -- First Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated May 10, 2000. (2)
10.29 -- Second Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated February 16, 2001. (2)
10.30 -- Third Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and EOP-BREA Park Centre, L.P. (successor in interest to Spieker Properties, L.P.), dated June 27, 2002. (2)
10.31 -- Consulting Agreement between the Company (formerly Fibertech & Wireless, Inc.) and Harvey Marks dated June 2000. (2)
10.32 -- Independent Contractor Agreement, dated July31, 2003, between the Company and Kevin Booth. (2)
10.33 -- Universal Transport Exchange License and Option Agreement, dated August 13, 2003, by and between the Company and Universal Access, Inc.
          (3)
10.34 -- Employment Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.35 -- Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.36 -- Employment Agreement, dated as of November 21, 2003, between the Company and Russell Wintner. (8)
10.37 -- Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (16 )

10.38 -- Amendment No. 2 to First Amended and Restated 2000 Stock Option Plan of the Company. (16)
16.1 -- Letter from PricewaterhouseCoopers LLP, dated September 10, 2004 regarding change in certifying accountants. (13)
21.1   -- List of Subsidiaries.*
23.1   -- Consent of PricewaterhouseCoopers LLP.*
23.2   -- Consent of Eisner LLP.*
24.1   -- Power of Attorney.* (contained on signature page)
31.1 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Documents Incorporated Herein by Reference:

(1) Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company's Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(2) Previously filed with the Securities and Exchange Commission on August 6, 2003 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-107711).

(3) Previously filed with the Securities and Exchange Commission on September 22, 2003 as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-107711).

(4) Previously filed with the Securities and Exchange Commission on February 17, 2004 as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2003 (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on April 2, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on April 29, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on June 2, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on June 25, 2004 as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2004 (File No. 001-31810).

(9) Previously filed with the Securities Exchange Commission on July 2, 2004 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-117115).

(10) Previously filed with the Securities Exchange Commission on September 14, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(11) Previously filed with the Securities Exchange Commission on November 8, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities Exchange Commission on February 10, 2005 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities Exchange Commission on February 14, 2005 as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(14) Previously filed with the Securities  Exchange Commission on March 14, 2005
as  an  exhibit  to  the  Post-Effective   Amendment  No.  1  to  the  Company's
Registration Statement on Form SB-2 (File No. 333-117115).

(15) Previously filed with the Securities Exchange Commission on April 25, 2005 as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-124290)

(16) Previously filed with the Securities Exchanged Commission on April 29, 2005 as an exhibit to the Company's Form 8-K (File No. 001-31810)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

On September 9, 2004, our audit committee dismissed PwC as the our independent registered public accounting firm and engaged Eisner as our new independent registered public accounting firm.

Our audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by PwC, for fiscal year ended March 31, 2004, and by Eisner for the fiscal year ended March 31, 2005. Specifically, the committee has pre-approved the use of Eisner for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that we request
Eisner to undertake on matters not required by laws or regulations. In each case, the committee has required management to obtain specific pre-approval from the committee for any engagements.

The aggregate fees billed for professional services by PwC and Eisner for the fiscal years ended March 31, 2004 and March 31, 2005 for these various services were:

Type of Fees                        2004          2005
                                    ----          ----

Audit Fees                      $190,380      $102,400
Audit-Related Fees                26,308        71,605
Tax Fees                          15,875        66,060
All Other Fees                     1,400         1,500
                                   -----         -----

Total                           $233,963      $241,565
                                ========      ========

In the above table, in accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees AccessIT paid PwC and Eisner for professional services for the audit of AccessIT's consolidated financial statements included in Form SB-2 and Form 10-KSB and review of consolidated financial statements included in Form SB-2 and Form 10-QSBs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2004 and 2005; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of AccessIT's consolidated financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.

Date: JUNE 29, 2005        BY: /S/ A. DALE MAYO
      -------------        --------------------

                              A. Dale Mayo
                              President and Chief Executive Officer and Director (Principal Executive Officer)

Date: JUNE 29, 2005        BY: /S/ BRIAN D. PFLUG
      -------------        ----------------------

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

          SIGNATURE(S)                 TITLE(S)                    DATE
/s/ A.  Dale  Mayo                President, Chief            June 29, 2005
------------------------          Executive Officer
A. Dale Mayo                      and Chairman of the
                                  Board of Directors

/s/ Kevin J. Farrell              Senior Vice President--     June 29, 2005
-------------------------         Data Center Operations
Kevin J. Farrell                  and Director

/s/ Brett E. Marks                Senior Vice President--     June 29, 2005
-------------------------         Business Development
Brett E. Marks                    and Director

/s/ Gary S. Loffredo              Senior Vice President--     June 29, 2005
-------------------------         Business Affairs, General
Gary S. Loffredo                  Counsel, Secretary and
                                  Director

/s/ Brian D. Pflug                Senior Vice President--     June 29, 2005
-------------------------         Accounting and Finance
Brian D. Pflug

/s/ Robert Davidoff               Director                    June 29, 2005
-------------------------
Robert Davidoff

/s/ Wayne L. Clevenger            Director                    June 29, 2005
-------------------------
Wayne L. Clevenger

/s/ Matthew W. Finlay             Director                    June 29, 2005
-------------------------
Matthew W. Finlay

/s/ Gerald C. Crotty                Director                  June 29, 2005
-------------------------
Gerald C. Crotty

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT


21.1 -- List of Subsidiaries.
23.1 -- Consent of PricewaterhouseCoopers LLP.
23.2 -- Consent of Eisner LLP.
24.1 -- Powers of Attorney. (Contained on signature page)
31.1 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.