Form 10QSB
period 2005-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2005-08-16
CIK 1173204

[KD&W DRAFT - DATED AUG. 10, 2005]
                                                                         DRAFT#2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

As of August 15, 2005, 11,473,004 shares of Class A Common Stock, $.001 par value, and 925,811 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                             Page

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet at June 30, 2005 (unaudited)               2

         Consolidated Statements of Operations for the three months
         ended June 30, 2004 and 2005 (unaudited)                              3

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2004 and 2005 (unaudited)                              4

         Notes to Consolidated Financial Statements (unaudited)                5

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

         Item 3.  Controls and Procedures                                     17

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                           22

         Item 5.  Other Information                                           22

         Item 6.  Exhibits                                                    22

         SIGNATURES                                                           23

         EXHIBIT INDEX                                                        24

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)
                                                                   JUNE 30, 2005
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents....................................             $1,699
Accounts receivable, net.....................................              1,105
Prepaid and other current assets.............................                957
Unbilled revenue.............................................                845
                                                                             ---
Total current assets.........................................              4,606
                                                                           -----

Property and equipment, net..................................             13,703
Intangible assets, net.......................................              2,939
Capitalized software costs, net..............................              1,574
Goodwill.....................................................             10,408
Deferred costs...............................................                789
Unbilled revenue, net of current portion.....................                 58
Security deposits............................................                385
                                                                             ---
Total assets.................................................            $34,462
                                                                         =======

LIABILITIES, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses........................             $2,176
Current portion of notes payable.............................              1,569
Current portion of customer security deposits................                182
Current portion of capital leases............................                313
Current portion of deferred revenue..........................                876
Current portion of deferred rent expense.....................                 41
                                                                              --
Total current liabilities....................................              5,157
                                                                           -----

Notes payable, net of current portion........................             12,033
Customer security deposits, net of current portion...........                105
Deferred revenue, net of current portion.....................                 87
Capital leases, net of current portion.......................              6,044
Deferred rent expense, net of current portion................                977
Deferred tax liability.......................................              1,132
                                                                           -----
Total liabilities............................................             25,535
                                                                          ------

COMMITMENTS AND CONTINGENCIES (See Note 6)

Stockholders' Equity:

Class A common stock, $0.001 par value per  share;
  40,000,000 shares authorized; shares issued
  9,534,614 and shares outstanding 9,483,174, respectively...                  9

Class B common stock, $0.001 par value per share;
  15,000,000 shares authorized;
  shares issued and outstanding, 925,811 shares .............                  1

Additional paid-in capital...................................             33,066
Treasury stock, at cost; 51,440 shares.......................              (172)
Accumulated deficit..........................................           (23,977)
                                                                         -------
Total stockholders' equity...................................              8,927
                                                                           -----
Total liabilities, and stockholders' equity.            $34,462
                                                                         =======

See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED
                                                                        JUNE 30,
                                                           2004             2005
                                                           ----             ----
Revenues:
Media services..........................................  $ 532           $2,360
Data center services....................................  1,679            1,611
                                                          -----            -----
Total revenues..........................................  2,211            3,971

Costs of revenues  (exclusive of depreciation  and
  amortization of $774 in 2004 and
  $1,264 in 2005 shown below):
Media services..........................................    115            1,648
Data center services....................................  1,017            1,090
                                                          -----            -----
Total costs of revenues.................................  1,132            2,738

Gross  profit  (exclusive  of  depreciation and
  amortization of $774 in 2004 and
  2004 and $1,264 in 2005)..............................  1,079            1,233

Operating expenses:
Selling, general and administrative (excludes
  non-cash stock-based  compensation
  of $4 in 2004 and $0 in 2005).........................  1,126            1,751
Provision for doubtful accounts.........................     26               23
Research and development................................     47              133
Non-cash stock-based compensation.......................      4               --
Depreciation and amortization...........................    774            1,264
                                                            ---            -----

Total operating expenses................................  1,977            3,171
                                                          -----            -----

Loss before other income/ expense.......................   (898)         (1,938)

Interest expense, net...................................    (97)           (430)
Non-cash interest expense...............................    (47)           (184)
Other income (expense), net.............................    (11)            (16)
                                                          -----             ----

Loss before income tax benefit and minority interest.... (1,053)         (2,568)

Income tax benefit......................................     78               78
                                                             --               --

Net loss before minority interest in subsidiary.........   (975)         (2,490)
Minority interest in loss of subsidiary.................     10               --
                                                             --               --

Net loss................................................  $(965)        $(2,490)
                                                          ======        ========

Net loss per common share:
Basic and diluted....................................... $(0.11)         $(0.24)
                                                         =======         =======

Weighted average number of common shares outstanding:
Basic and diluted.................................... 8,517,746       10,405,814
                                                      =========       ==========

See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                     JUNE 30,
                                                                     --------
                                                               2004         2005
                                                               ----         ----
Cash flows from operating activities:
Net loss...........................................             $(965)  $(2,490)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization.......................              774      1,264
Amortization of software development costs..........               60        150
Amortization of deferred tax liability..............               (78)     (78)
Provision for doubtful accounts.....................               26         23
Non-cash stock-based compensation...................                4         --
Non-cash interest expense...........................               47        181
Minority interest...................................              (10)        --
Gain on exchange of minority interest shares........              (13)        --
Decrease in fair value of common stock warrants.....               21         --
Changes in operating assets and liabilities:
Accounts receivable.................................             (230)     (185)
Prepaid and other current assets....................              (21)     (195)
Other assets........................................              (57)     (372)
Accounts payable and accrued expenses...............             (431)     (271)
Deferred revenue....................................             (156)       16
Other liabilities...................................              (51)        16
                                                                  ----        --

Net cash used in operating activities...............           (1,020)   (1,966)
                                                               -------   -------

Cash flows from investing activities:
Purchases of property and equipment.................              (57)     (353)
Additions to capitalized software costs.............             (140)     (102)
                                                                 -----     -----

Net cash used in investing activities...............             (197)     (455)
                                                                 -----     -----

Cash flows from financing activities:

Repayment of notes payable..........................             (129)     (597)
Principal payments on capital leases................              (29)     (133)
Net Proceeds from issuance of common stock..........            4,294         71
                                                                -----      -----

Net cash provided (used) by financing activities....            4,136      (659)
                                                                -----      -----

Net increase (decrease) in cash and cash equivalents.           2,919    (3,080)

Cash and cash equivalents at beginning of period.....           2,330      4,779
                                                                -----      -----

Cash and cash equivalents at end of period...........          $5,249     $1,699
                                                               ======     ======




See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media, Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Managed Services") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. FiberSat Global Services, Inc., ("FiberSat") a wholly-owned subsidiary of AccessIT was incorporated in Delaware in October 2004, and acquired certain assets and liabilities of FiberSat Global Services LLC on November 17, 2004. ADM Cinema Corporation ("ADM Cinema"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware on December 21, 2004, and on February 11, 2005 acquired substantially all the assets of the Pavilion Theatre (as defined below) in Brooklyn, New York. Christie/AIX, Inc. ("Christie/AIX"), a wholly-owned subsidiary of AccessDM, was incorporated in Delaware in June 2005. AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat, ADM Cinema, and Christie/AIX are referred to herein collectively as the ("Company").

AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital content delivery site in Los Angeles, California. AccessDM is in the business of storing and distributing digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a provider of information technology consulting services; its primary offering is to provide managed network monitoring services through its global network command center. FiberSat provides satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced network operations center. ADM Cinema operates the Pavilion Movie Theatre/Entertainment Complex, an eight-screen movie theatre and cafe located in Brooklyn, New York (the "Pavilion Theatre"). Christie/AIX was formed for the primary purpose of acquiring digital cinema equipment for movie theaters and collecting virtual print fees and other fees, in connection with an anticipated nationwide transition to digital cinema.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial information has been prepared by AccessIT. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

For the three months ended June 30, 2004 and 2005, the Company incurred net losses of $965 and $2,490 respectively, and negative cash flows from operating activities of $1,020 and $1,966, respectively. In addition, the Company has an accumulated deficit of $23,977 as of June 30, 2005. Furthermore, the Company has debt service requirements (including interest) of $1,588 for the twelve months beginning in July 2005. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, interest expense, research and development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at June 30, 2005, a financing transaction completed in July 2005, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2006. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, however there is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited Consolidated Financial Statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in AccessIT's Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications of prior period data have been made to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited Condensed Consolidated Financial Statements include the accounts of AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat and ADM Cinema. All intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Media Services revenues generated by Hollywood SW, FiberSat and the Pavilion Theatre are revenues generated from the following sources and are accounted for as follows: Software revenues are accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"). The Company's software revenues are generated from the following primary sources: (1) software licensing, including customer licenses and ASP agreements,
(2) software maintenance contracts, and (3) professional consulting services, which includes systems implementation, training, custom software development services and other professional services. FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided. FiberSat revenues are accounted for in accordance with SAB 104. Additionally, the Pavilion Theatre revenues consist of the sale of movie theatre admissions and concession food and beverages, which are made either in cash or via customer credit cards at the time of the transaction. Revenues are recognized at the time the transaction is complete, as the earnings process has been culminated, in accordance with SAB No. 104.

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

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon vendor specific objective evidence. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company develops customized software applications, the percentage-of-completion method of accounting is followed to recognize revenue.

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

Deferred revenue is recorded in cases of (1) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue in the unaudited Condensed Consolidated Balance Sheet and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the three months ended June 30, 2004 and 2005, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2004 and 2005 amounted to $60 and $150, respectively. Revenues relating to customized software development under a contract are recognized using the percentage of completion method. As of June 30, 2005, unbilled receivables under such contracts aggregated $815.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of the Company's Class A common stock ("Class A Common Stock") and Class B Common Stock (collectively, "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued and were outstanding. The numerator is adjusted for the impact of interest expense associated with potentially dilutive shares issuable upon conversion of convertible notes. The Company has incurred net losses for the three months ended June 30, 2004 and 2005; therefore, the impact of dilutive potential shares of Common Stock has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                                    JUNE 30,
                                                               2004         2005

Stock options......................................           530,231    935,897
Underwriter Warrants...............................           120,000    102,550
Shares issuable related to convertible notes.......           312,479  2,179,798
Private Placement Warrants.........................           304,375    291,875
Convertible Debentures Warrants....................                --    560,196

ISSUANCE OF STOCK BY SUBSIDIARIES

Sales of stock by a subsidiary are accounted for in accordance with Staff Accounting Bulletin No. 51, topic 5H, "Accounting for Sales of Stock of a Subsidiary." At the time a subsidiary sells its stock to unrelated parties at a price different from the Company's book value per share, the Company's share of the subsidiary's net equity changes. If, at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the change in its share of the subsidiary's net equity as a gain or loss in its unaudited Consolidated Statement of Operations. Otherwise, the increase is reflected in "subsidiaries' equity transactions" in the unaudited Company's Consolidated Statements of Shareholders' Equity.

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 5. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions to stock based compensation for the three months ended June 30, 2004 and 2005:

                                                                 JUNE 30,
                                                                 --------
                                                          2004              2005
                                                          ----             -----

Net loss as reported............................         $(965)         $(2,490)
Add: Stock-based compensation expense included in
  net loss......................................             4                --
Less: Stock-based compensation expense determined
 under fair value based method..................          (135)            (212)
                                                          -----            -----
Pro forma net loss..............................       $(1,096)         $(2,702)
                                                        =======         ========

Basic and diluted net loss available to common
 stockholders per share:
As reported.....................................        $(0.11)          $(0.24)
Pro forma.......................................        $(0.13)          $(0.26)

USE OF ESTIMATES

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. Actual results could differ from those estimates.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150, which became effective July 1, 2003, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccesIT financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123 (revised 2004), a public entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers on a calendar reporting year this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for AccessIT to adopt this standard, due to its fiscal reporting first interim or annual reporting period, is April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (SFAS 154). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as required.


NOTE 4. NOTES PAYABLE

In November 2003, the Company issued two 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Notes"). As of June 30, 2005 the principal balance of the HS notes was $2,357. During the three months ended June 30, 2005, the Company repaid principal of $134 on the HS Notes.

In March 2004, the Company completed an exchange (the "Exchange Offer") of its previously issued 5-year 8% notes (the "5-Year Notes") for either 6% convertible notes (the "Convertible Notes") or Class A common stock. Pursuant to the Exchange Offer, the Company issued Convertible Notes having a principal amount of $1,736 to several investors which are convertible into shares of Class A Common Stock at a conversion rate of $5.64 per share (the "Convertible Note Option"). On March 24, 2004, the Exchange Offer was completed. Pursuant to the Share Option, the Company exchanged 5-Year Notes in the aggregate principal amount of $2,480 plus accrued and unpaid interest of $46 for 707,477 unregistered shares of Class A Common Stock. Pursuant to the Convertible Note Option, in exchange for 5-Year Notes in the aggregate principal amount of $1,705 plus accrued and unpaid interest of $31, the Company issued Convertible Notes which are, as of June 30, 2005, convertible into a maximum of 312,476 shares of its Class A Common Stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Class A Common Stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer. No principal payments have been made on the Convertible Notes as of June 30, 2005.

In March 2004, in connection with the Boeing Digital Acquisition, (as defined in
Note 5 below), the Company issued a non-interest bearing note payable with a face amount of $1,800. The estimated fair value of this note was determined to be $1,367 on the closing date and interest is being imputed over the 4 year term of the note, to non-cash interest expense in the unaudited Condensed Consolidated Statement of Operations. On June 30, 2005, the principal amount of the note (including imputed interest) was $1,518 and was included in notes payable in the unaudited Condensed Consolidated Balance Sheet. For the three months ended June 30, 2005, a repayment of $450 was made and non-cash interest expense resulting from this note was $32.

In February 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants ("the Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. The Company may pay the interest in cash or, if certain conditions are met, by issuing shares of its Class A Common Stock. If the Company is eligible to issue Class A Common Stock to pay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. During the three months ended June 30, 2005, the Company issued 13,158 shares of Class A Common Stock in payment of interest, and the resulting non-cash interest expense totaled $98. The Convertible Debentures are initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants exercisable for Class A Common Stock. Additionally, the Company issued to the investors Convertible Debentures Warrants to purchase up to 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter, and have been valued at $1.1 million which is accounted for as a debt issuance discount. Accretion on the Convertible Debentures Warrants totaled $50 for the three months ended June 30, 2005, and was recorded as non-cash interest expense. In addition, there is a beneficial conversion feature and the Company recognized a $605 charge, for the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of June 30, 2005 there have been no principal payments on the Convertible Debentures.

The Company agreed to register, among other things, the Class A Common Stock underlying the Convertible Debentures and Convertible Debentures Warrants with the SEC within 30 days from the closing. If, among other things, the registration statement was not filed within 30 days or was not declared effective within 90 days (120 days in the event of an SEC review) or if the registration statement ceases to remain continuously effective for 15 consecutive trading days, then cash delay payments equal to 1% of the offering proceeds per monthwould have applied. The Company filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

During the three months ended June 30, 2005, the Company made scheduled principal payments of $12 on the remaining 5-Year Notes.

In connection with the acquisition of the Pavilion Theatre, on February 10, 2005 ADM Cinema issued to the seller a 5-year, 8% note payable for $1,700. Principal payments are to be made quarterly for five years in the amount of $42, with a balloon repayment of the remainder after five years. As of June 30, 2005 no principal has been repaid.

NOTE 5. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of Class A Common Stock. The shares will purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of June 30, 2005, the Company repurchased 51,440 Class A shares for a total purchase price of $172, including fees, which as been recorded as Treasury Stock. During the three months ended June 30, 2005, no Class A Common Stock was repurchased. As of June 30, 2005, an additional 48,560 shares of Class A Common Stock may be repurchased.

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

In June 2004, the Company issued in a private placement (the "June 2004 Private Placement") 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to subsequently register the securities were approximately $4,000. The Company used the net proceeds for capital investments and for working capital. The Company also issued to investors and the investment firm in the June 2004 Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt (the "June 2004 Private Placement Warrants"). The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004. In June 2005, 12,500 of the June 2004 Private Placement Warrants were exercised in exchange for $60 in cash.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of those shares for 31,300 unregistered shares of Class A Common Stock. This transaction was consummated in May 2004 and as a result, AccessIT holds 100% of AccessDM's common stock.

In March 2004, the Company acquired certain digital cinema - related assets from the Boeing Company. The purchase price for the assets included 53,534 unregistered shares of Class A Common Stock Shares. At any time during the 90 day period beginning March 29, 2005, Boeing had the option to sell its 53,534 unregistered shares of Class A Common Stock to the Company in exchange for $250 in cash. The 90 day period expired on June 29, 2005 and Boeing did not require the Company to repurchase the shares. From March 2004 until June 29, 2005, these shares were classified aas Redeemable Class A Common Stock on the Consolidated Balance Sheet. As of June 30, 2005, these shares are classified in Stockholders' Equity on the Consolidated Balance Sheet.

STOCK OPTION PLAN

AccessIT's stock option plan ("the Plan") currently provides for the issuance of up to 850,000 stock options to employees, outside directors and consultants. On June 9, 2005, the Company's Board of Directors approved the expansion of the Plan to 1,100,000 options. This approval is subject to the approval of stockholders at the Company's 2005 stockholders meeting scheduled to take place on September 15, 2005.

During the three months ended June 30, 2005, under the Plan, AccessIT granted 132,500 Class A Shares stock options to its employees, and 40,000 Class A Shares stock options to four members of its Board of Directors, all at an exercise price range from $6.01 to $7.04 per share.

As of June 30, 2005, stock options covering 850,000 shares of the Company's Class A Common Stock had been granted under the Plan and 85,897 shares of the Company's Class A Common Stock had been granted under the Plan, subject to the stockholders' approval of the Plan at the 2005 stockholders meeting.

As of June 30, 2005 under AccessDM's separate stock option plan, AccessDM has issued options to purchase 1,005,000 of its shares to employees, and there were options to purchase 995,000 shares of AccessDM common stock available for grant. During the three months ended June 30, 2005, no AccessDM options were granted.

WARRANTS

In connection with the issuance of 5-Year Notes, the Company issued 5-Year Notes Warrants to the holders of the 5-Year Notes. In total, 5-Year Notes Warrants to purchase 440,500 shares of Class A Common Stock were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related notes payable. In March 2004, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related warrants, and the remaining $1,421 aggregate amount of underlying 5-Year Notes Warrants was amortized to non-cash interest expense. During the three months ended June 30, 2004, and 2005 a total of $5 and $4, respectively, was amortized to non-cash interest expense to accrete the remaining value of the notes to their face value over the expected term of the related remaining notes.

In connection with the June 2004 Private Placement, the Company issued to the investors and to the investment firm in the June 2004 Private Placement, Warrants to purchase 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share. The June 2004 Private Placement Warrants are exercisable from the date of issuance and for a period of five years thereafter. However, the June 2004 Private Placement Warrants may be redeemed by the Company at any time after the date that is one year from the issue date, upon thirty days advance written notice to the holder, for $0.05 per share per the June 2004 Private Placement Warrant to purchase one Class A Common Stock, provided, that
(i) a registration statement with the SEC is then in effect as to such Class A Common Stock and will be in effect as of a date thirty days from the date of giving the redemption notice and (ii) for a period of twenty (20) trading days prior to the giving of the redemption notice the Class A Common Stock have closed at a price of $9.20 per share or higher. The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective July 20, 2004. On June 30, 2005 one investor exercised 12,500 Private Placement Warrants in exchange for $60 in cash. As of June 30, 2005, 291,875 Private Placement Warrants remain unexercised.

In February 2005, the Company issued the Convertible Debenture Warrants to purchase 560,196 shares of Class A Common Stock. The Convertible Debenture Warrants have an initial exercise price of $4.44 per share, and are exercisable beginning on September 9, 2005 until 5 years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which is included in additional paid-in capital on the unaudited Consolidated Balance Sheet and are being amortized to Notes Payable over the term of the warrants.

In connection with the Company's initial public offering in 2003, the Company issued a warrant to purchase up to 120,000 shares of Class A Common Stock to the underwriter (the "Underwriter Warrants") at an exercise price of $6.25 per share. The Underwriter Warrants were immediately exercisable and expire on
November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03. In June 2005, 12,000 Underwriter Warrants were exercised, for which the company received $72 and issued 12,000 shares of Class A Common Stock. In addition, 5,450 Underwriter Warrants were exercised in June 2005 on a cashless basis, which resulted in the issuance of 2,034 shares of Class A Common Stock. As of June 30, 2005, 102,550 warrants were unexercised.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On June 15, 2005, the Company entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through the Company's newly formed wholly-owned subsidiary, Christie/AIX, Inc., a Delaware corporation ("Christie/AIX"), pursuant to which, among other things
(1) Christie/AIX agreed to seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; (2) Christie/AIX would subsequently then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems, to house them in the exhibitor locations.

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable. As of the bankruptcy date, the Company had accounts receivable of $121, representing approximately 2 months of service charges, recorded on the unaudited Consolidated Balance Sheet related to this customer. On January 26, 2005 the bankruptcy court approved a motion for the trustee to pay the Company $121, for the past due accounts receivable, and on February 25, 2005, the Company was paid this amount. In addition, the Company had $499 of unbilled revenue related to this customer and has provided an allowance for the $499 against the unbilled revenue. Also, the Company has a first security interest in the customer's accounts receivable. The Company has been granted the right to pursue collection of the customer accounts receivable. Any amounts collected will be retained by the Company in settlement of its claim against the customer accounts receivable, and as of June 30, 2005, the Company collected $4.


NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                     2004             2005

Interest paid...................................     $152             $456
Issuance of warrants to purchase common stock...      797               --

NOTE 8. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Media Services and Data Center Services. The segments were determined based on the services provided by each business unit, and based on the process by which management oversees the business operations. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Media Services segment consists of Hollywood SW, AccessDM, FiberSat and the Pavilion Theatre. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM is in the business of storing and distributing digital content to movie theaters and other venues. FiberSat is in the business of providing satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced networks operations center. The Pavilion Theatre is an eight-screen movie theatre and cafe and is used by the Company to test and demonstrate its digital cinema solutions. Data Center Services segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. The Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.

Information related to the segments of the Company and its subsidiaries is detailed below:

                                                                       DATA CENTER
                                                            MEDIA      DATA CENTER                     TOTAL
                                                           SERVICES      SERVICES    CORPORATE     CONSOLIDATED
FOR THE THREE MONTHS ENDED JUNE 30, 2004:
     Loss before other income/(expenses)..............      $(490)         $(334)    $    (74)        $(898)
     Depreciation and Amortization....................        450            299           25           774
      Operating income (loss) before interest, taxes,
     depreciation and amortization.....................       (40)           (35)         (49)         (124)




FOR THE THREE MONTHS ENDED JUNE 30, 2005:
     Loss before other income/(expenses).................   $(878)         $(13)    $ (1,047)      $(1,938)
     Depreciation and Amortization....................        782            454           28         1,264
      Income (loss) before interest, taxes,
     depreciation and amortization.....................        53            441      (1,019)         (631)
AS OF JUNE 30, 2004:
     Total Assets......................................   $11,369         $6,063       $6,307       $23,739
AS OF JUNE 30, 2005:
     Total Assets......................................   $28,560         $4,056       $1,846       $34,462

NOTE 9. RELATED PARTY TRANSACTIONS

As of June 30, 2004 and 2005, the Company had principal amounts of $1,400 and $3,891, respectively, in notes payable to related parties, including officers of the Company. During the three months ended June 30, 2004 and 2005, there were $123 and $134, respectively, of principal repayments for these notes payable.

NOTE 10. SUBSEQUENT EVENTS In connection with the execution of the Framework Agreement described in Note 6, in June 2005 the Company engaged a third party to assist in raising funds to purchase the equipment associated with the Framework Agreement, and for general corporate purposes. On July 19, 2005 the Company sold to certain institutional and other accredited investors in a private placement (the "July 2005 Private Placement") a total of 1,909,115 shares of Class A Common Stock at $9.50 per share and warrants (the "July 2005 Private Placement Warrants") to purchase up to 477,275 shares of the Company's Class A Common Stock. The gross proceeds from the July 2005 Private Placement were $18.1 million, prior to the placement agent's fee and various other expenses. The Company intends to use the net proceeds of the July 2005 Private Placement primarily for funding of the capital investments in the first digital cinema systems contemplated in the Company's 2,500-screen Christie/AIX digital cinema deployment plan announced on June 21, 2005 and for working capital and general corporate purposes. In August 2005, the Company ordered the first 100 digital cinema systems from Christie.

The July 2005 Private Placement Warrants have an exercise price of $11.00 per share of Class A Common Stock, become exercisable on February 18, 2006 and expire on February 18, 2011. The Warrants are callable by the Company, subject to certain conditions, after the later of (i) the seven month anniversary from the date of the Warrants and (ii) the date on which the registration statement required under the registration rights agreement referenced below is declared effective; provided that the trading price of the Company's Class A Common Stock is 200% of the applicable exercise price for 20 consecutive trading days.

The Company is required to register the resale of the shares sold and issuable upon exercise of the warrants issued in the July 2005 Private Placement with the Securities and Exchange Commission by filing a Form S-3 on or before August 20, 2005. Certain monetary penalties apply if the Company fails to file the Form S-3 by August 20, 2005, or the registration statement is not declared effective within a stipulated period of time.

In July 2005, 28,325 Underwriter Warrants were exercised, and the Company issued 28,325 shares of Class A Common Stock and received $171 of cash. Also, in July 2005, 33,917 Underwriter Warrants were exercised on a cashless basis, resulting in the issuance of 15,850 shares of Class A Common Stock.

In August 2005, the Company made early repayments of the remaining principal on the 5-Year Notes, totaling $138.

In July 2005, construction of the Pavilion Theatre's ninth screen was completed by the seller, in accordance with the Pavilion asset purchase agreement.

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

OVERVIEW

AccessIT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating IDCs. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide, and to support the rollout of digital cinema equipment nationwide. These businesses, supported by our internet data center business, have become our primary strategic focus.

We have two reportable segments: Media Services, which represents the operations of Hollywood SW, AccessDM (including Boeing Digital), the Pavilion Theatre and FiberSat, and the Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services. For the three months ended June 30, 2004, we received 24% and 76%, respectively, of our revenue from the Media Services and Data Center Services segments. For the three months ended June 30, 2005, we received 59% and 41%, respectively, of our revenue from the Media Services and Data Center Services segments.

From our inception through November 3, 2003, all of our revenues had been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs, including fees from various services under the colocation space contract with KMC Telecom, which contract expires on December 31, 2005 and we have received an indication from KMC Telecom that they will not renew the contract for at least some of the current sites that they are licensing under such contract. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, and consulting and maintenance fees. Managed Services generates revenues primarily from managed network services. AccessDM generates revenues from the delivery of movies and other content into movie theaters. Fibersat derives its revenues from satellite network monitoring and maintenance fees associated with the processing, storage, encription and transmission of television and data signals. The Pavilion Theatre is a eight-screen fully functional multiples theatre which generates mainly box office and concession revenue. We incurred net losses of $965,000 and $2.5 million in the three months ended June 30, 2004 and 2005, respectively, and we have an accumulated deficit of $24.0 million as of June 30, 2005. We anticipate that, with our recent acquisitions, the operation of AccessDM, and the future operations of Christie/AIX, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to software revenue recognition, capitalized software costs, depreciation of fixed assets and amortization of intangible assets. Actual results could differ from these estimates. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our unaudited Consolidated Financial Statements.

REVENUE RECOGNITION

Media Services

Revenues are accounted for in accordance with Statement of Position 97-2 ("SOP 97-2") and Staff Accounting Bulletin ("SAB") No. 104. Our software-related revenues are generated from the following primary sources:

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

For arrangements with multiple elements (e.g., delivered and undelivered products, maintenance and other services), the Company separately negotiates each element of the arrangement based on the fair value of the elements. The fair values for ongoing maintenance and support obligations are based upon vendor specific objective evidence. The fair values for services, such as training or consulting, are based upon hourly billing rates of these services when sold separately to other customers. In instances where the Company develops customized software applications, the percentage-of-completion method of accounting is followed to recognize revenue.

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

FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts with terms ranging from month to month and a maximum of six years including renewals, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

AccessDM revenues consist of (1) satellite delivery revenues, (2) encryption and preparation fee revenues, and (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Additionally, the Pavilion Theatre's revenues consist of the sale of movie theatre admissions and concession food and beverages, which are made, either in cash or via customer credit cards at the time of the transaction. Revenues are recognized at the time the transaction is complete, as the earnings process has been culminated, in accordance with SAB No. 104.

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

CAPITALIZED SOFTWARE COSTS

We account for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of the units sold during the period or on a straight-line basis over five years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the three months ended June 30, 2005. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2004 and 2005 amounted to $60,000 and $150,000, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of June 30, 2005, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses for satellite transmission services, trade names and trademarks, and a liquor license which are estimated to have useful lives of ranging from 2 to 10 years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW, Managed Services, FiberSat, and the Pavilion Theatre.

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

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, digital movie delivery fees, satellite delivery services, and box office and concession revenue. Media Services revenue are those generated by Hollywood SW, AccessDM, FiberSat, and the Pavilion Theatre. Our Data Center Services revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees, and managed network monitoring fees.

o Cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, amortization of capitalized software development costs, film rental costs, and other theatre operating expenses.

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

o Non-cash interest expense represents the accretion of the value of warrants attached to our five-year 8% promissory notes and 7% debentures, the imputing of interest on a non-interest bearing note payable, and the value of Class A common stock issued in Lieu of interest on our 7% debentures.

PRIVATE PLACEMENTS

On June 4, 2004, we concluded a private placement with several investors whereby we issued 1,217,500 unregistered shares of our Class A common stock at a sale price of $4.00 per share ("June 2004 Private Placement"). The total net proceeds, including fees and expenses to register the securities, were approximately $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm in the June 2004 Private Placement warrants to purchase a total of 304,375 shares of our Class A common stock at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the shares underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective on July 20, 2004. In June 2005, 12,500 of the June 2004 Private Placement Warrants were exercised in exchange for $60,000 in cash.

On October 26, 2004, we entered into a private placement with certain investors whereby we issued 282,776 unregistered shares of our Class A common stock at $3.89 per share to certain accredited investors for gross proceeds of $1.1 million ("October 2004 Private Placement"). These shares carry piggyback and demand registration rights, at the sole expense of the investors. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A common stock on a Form S-3 which declared effective by the SEC on March 21, 2005.

On February 10, 2005, we completed a private placement of $7.6 million, of the Convertible Debentures. The Convertible Debentures bear interest at the rate of 7% per year and are convertible into shares of our Class A common stock at the price of $4.07 per share, subject to possible adjustments from time to time. In connection with the Convertible Debenture offering, we issued the participating institutional investors the Convertible Debentures Warrants, exercisable for up to 560,196 shares of Class A common stock at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants may be exercised beginning on September 9, 2005 until five years thereafter. We agreed to file a registration statement for the resale of the shares underlying the Convertible Debentures and the Convertible Debentures Warrants with the SEC on or before March 14, 2005. We filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005. As of June 30, 2005 there have been no principal payments on the Convertible Debentures.

RECENT ACCOUNTING ISSUES

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (SFAS 150), which became effective July 1, 2003, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccesIT financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. Under SFAS No. 123 (revised 2004), a publicly traded entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, including AccessIT, this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which is our fiscal year beginning April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED JUNE 30, 2004 AND THE THREE  MONTHS  ENDED JUNE 30,
2005

REVENUES. Our total revenues were $2.2 million and $4.0 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 80%. The increase was primarily attributable to $1.5 million in revenues resulting from the acquisitions of FiberSat and the Pavilion Theatre (the "2005 Acquisitions"). The remaining was attributable to a net increase in revenues from our Pre-existing businesses, with increased revenue from our Media Services segment, offset by a slight decrease in our Data Center Services segment due to the 2004 bankruptcy of Norvergence.

COST OF REVENUES. Our cost of revenues was $1.1 million and $2.7 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 142%. This increase was primarily attributable to costs associated with increased revenues from our 2005 Acquisitions, which resulted in added costs of $1.2 million. Also contributing to the overall increase in cost of revenues were software amortization expenses related to our TDS and EMS product lines, within our Media Services segment.

GROSS PROFIT. Gross profit was $1.1 million and $1.2 million for the three months ended June, 30, 2004 and 2005, respectively, an increase of 8%. Our 2005 acquisitions provided $380,000 in gross profit, offset by a decrease in gross profit within the Data Center Services segment due to the aforementioned loss of a customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $1.1 million and $1.7 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 45%. The increase is primarily due to higher personnel costs associated with additional headcount compared to the prior year. As of June 30, 2004 and 2005, we had 44 and 110 employees, respectively, and six and 48 of whom were part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $26,000 and $23,000 for the three months ended June 30, 2004 and 2005, respectively.

RESEARCH AND DEVELOPMENT. We recorded expenses of $47,000 and $133,000 for the three months ended June 30, 2004 and 2005, respectively. The increase is attributable to research and development efforts at Media Services related primarily to the development of digital software applications.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $4,000 and $0 for the three months ended June 30, 2004 and 2005, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to the full amortization of non-employee optionsin the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $774,000 and $1.3 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 63%. The 2005 acquisitions resulted increased depreciation and amortization of $358,000. Also contributing to the overall increase was increased depreciation associated with capital investments in digital cinema assets.

INTEREST EXPENSE. Interest expense was $97,000 and $430,000, for the three months ended June 30, 2004 and 2005, respectively. The increase was primarily due to cash interest associated with the $7.6 million of convertible notes payable and $1.7 million notes payable issued in February 2005, and interest expense on our capital lease at the Pavilion Theatre.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $47,000 and $184,000 for the three months ended June 30, 2004 and 2005, respectively. The increase is due to the accretion of the value of warrants to purchase shares of our Class A common stock attached to the $7.6 million of 4-Year Notes issued in 2005 (which bear interest at 7% per year). The increase is also attributable to the value of Class A common stock issued in Lieu of interest on these notes.

INCOME TAX BENEFIT. Income tax benefit was $78,000 for the three months ended June 30, 2004 and 2005, respectively. Both amounts are related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS. As a result of the foregoing, we had net losses of $965,000 and $2.5 million for the three months ended June 30, 2004 and 2005, respectively.

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

On February 10, 2005, we issued the Convertible Debentures and the Convertible Debentures Warrants to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. We may pay the interest in cash or, if certain conditions are met, by issuing shares of our Class A common stock. If we are eligible to issue Class A common stock to repay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. The Convertible Debentures are initially convertible into 1,867,322 shares of our Class A common stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. We may redeem the
Convertible Debentures, and if we do, we must issue additional warrants exercisable for shares of our Class A common stock. Additionally, we issued to the investors the Convertible Debentures Warrants to purchase up to 560,196 shares of our Class A common stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter. The offering of the Convertible Debentures and the Convertible
Debentures Warrants was exempt from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of June 30, 2005 there have been no principal payments on the Convertible Debentures.

We agreed to register the resale of shares of the Class A common stock underlying the Convertible Debentures and Convertible Debentures Warrants within 30 days from the closing. We filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

On December 23, 2004, ADM Cinema entered into an asset purchase agreement with Pritchard Square Cinema, LLC, a New York limited liability company (the "Seller"), and Norman Adie, the Seller's managing member, to purchase substantially all of the assets and assume certain liabilities of the Seller's Pavilion Theatre. On February 11, 2005, the acquisition of the Pavilion Theatre was completed. The total purchase price was approximately $5.2 million, including transaction fees. The purchase price included a cash payment of $3.3 million (less $500,000 held in escrow pending the completion of certain construction) and a five-year 8% promissory note for $1.7 million, among other things. The Pavilion Theatre is an eight-screen movie theatre and cafe and will be a component of the Media Services segment. Continuing to operate as a fully functional multiplex, the Pavilion Theatre has also become a showplace for us to demonstrate our integrated digital cinema solutions to the movie entertainment industry. In addition, we issued 40,000 unregistered shares of Class A common stock to the landlord of the Pavilion Theatre.

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

On October 26, 2004, we entered into the October 2004 Private Placement with an investor whereby we issued 282,776 unregistered shares of Class A common stock at $3.89 per share to the investors for gross proceeds of $1.1million. These shares carry piggyback and demand registration rights. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A common stock by filing on a Form S-3 which was declared effective by the SEC on March 21, 2005.

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable. On January 26, 2005 the bankruptcy court approved a motion for the trustee to pay us $121,000 for past due accounts receivable, and on February 25, 2005 we received the payment. As of June 30, 2005, we collected approximately $4,000 of its claim against the customer accounts receivable and we had received commitments from Norvergence customers for approximately $20,000 in future payments.

On June 4, 2004, we concluded the June 2004 Private Placement with several investors whereby we issued 1,217,500 unregistered shares of our Class A common stock at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities, were $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm in the June 2004 Private Placement warrants to purchase a total of 304,375 shares of our Class A common stock at an exercise price of $4.80 per share, which became exercisable upon receipt. We agreed to file a registration statement for the resale of these shares and the shares underlying the warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the SEC on July 20, 2004. As of June 30, 2005, 291,875 Private Placement Warrants were exercised.

On March 24, 2004, we refinanced $4.2 million aggregate principal amount (plus accrued and unpaid interest) of 5-Year Notes pursuant to an exchange offer (the "Exchange Offer"). In exchange for those notes, we issued 707,477 unregistered shares of our Class A common stock and $1.7 million aggregate principal amount of Convertible Notes which, as of June 30, 2005, were convertible into a maximum of 312,476 shares of our Class A common stock. As of June 30, 2005 no principal has been repaid.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywod SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to parcipate in the Exchange Offer. In July 2004, we made early principal repayments for $70,000 on the 5-year Notes.

On March 29, 2004, we acquired certain assets from the Boeing Company for use in AccessDM's digital cinema business. In connection with this acquisition we issued a 4-year non-interest bearing note for $1.8 million with equal repayments of $450,000 due each year beginning in April 2005. In addition, at any time during the 90 day period beginning March 29, 2005, Boeing can sell its 53,534 unregistered shares of our Class A common stock to us for $250,000 in cash. The 90 day period expired on June 29, 2005 and Boeing did not required the Company to repurchase the shares.

We agreed upon the completion of the IPO in November 2003 to pay the lead underwriter an advisory fee of $4,167 per month for the 12-month period beginning upon the completion of the IPO. In November 2004 the lead underwriter received the final payment for its advisory service fees.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with this acquisition, we issued $3.0 million aggregate principal amount of 8% promissory notes to the sellers ("HS Notes"), which are secured and senior, with certain exceptions, to all indebtedness during their five year term. Our obligations to repay the HS Notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations. As of June 30, 2005, the principal balance of the HS Notes is $2.4 million.

As of June 30, 2005, we had cash and cash equivalents of $1.7 million, respectively. Our working capital deficiency at June 30, 2005 was $551,000.

Our operating activities resulted in net cash outflows of ($1.0) and ($2.0) million for the three months ended June 30, 2004 and 2005, respectively. The increase in cash outflow was primarily due to an increased net loss from operations.

Investing activities used net cash of $197,000 and $455,000 for the three months ended June 30, 2004 and 2005, respectively. The increase was primarily due to various purchases of computer and other equipment, primarily to support our digital cinema and managed services businesses. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities of $4.3 million for the three months ended June 30, 2004 was primarily due to the June 2004 Private Placement, less repayments of notes payable and capital lease obligations. Net cash used by financing activities of $659,000 for the three months ended June 30, 2005 was primarily due to the repayments of notes payable, capital lease obligations, offset slightly by net proceeds from issuance of common stock.

We have acquired property and equipment under long-term capital lease obligations that expire at various dates through July 2022. As of June 30, 2005, we had an outstanding balance of $6.3 million, in capital lease obligations. All our capital lease obligations are secured by equipment at the following locations and in the following principal amounts: at the Pavilion Theatre, building, land and improvements for $6.1 million; at FiberSat, certain computer and Satellite equipment for $248,000; at our executive offices, telephone equipment in the remaining principal amount of $17,000, and computer equipment for use in Managed Service's operations of $11,000. As of June 30, 2005, minimum future capital lease payments (including interest)talling $19.8 million, are due as follows: $1.4 million for the twelve months ending June 30, 2006, $1.1 million for each twelve month period ending from June 30, 2007 through June 30, 2010, and $13.9 million thereafter (in total). During the three months ended June 30, 2004 and 2005, we made early repayments of $159,000 and $70,000 on capital leases, respectively, in order to achieve interest savings and aid future cash flow.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer. In July 2004, we made early principal repayments for $70,000 on the 5-Year Notes.

Other significant commitments consist of obligations under non-cancelable operating leases totaled $15.1 million as of June 30, 2005 and are payable in varying monthly installments through 2015. As of June 30, 2005, minimum future operating lease payments for the twelve months ending June 30, 2006, 2007, 2008, 2009, 2010 and thereafter (in total) were $2.5 million, $2.4 million, $2.3 million, $2.3 million, 1.7 million, and $3.9 million, respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 unregistered Class A Shares. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

In August 2004, our Board of Directors authorized the repurchase of up to 100,000 shares of Class A common stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through June 2005 the Company has purchased 51,440 shares for a total purchase price of $172,000 at an average purchase price of $3.34 per share. As of June 30, 2005, an additional 48,560 shares of Class A common stock may be repurchased.

During the three months ended June 30, 2004 and 2005, we have incurred losses of $965,000 and $2.5 million, respectively, and cash outflows from operating activities of $1.0 million and $2.0 million, respectively. In addition, we have an accumulated deficit of $24.0 million as of June 30, 2005. Furthermore, we have total debt service requirements totaling $1.6 million for the twelve months beginning in June 2005.

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

Our management believes that the net proceeds generated by our financing transaction in July 2005 combined with our cash on hand and cash receipts from existing and the acquired operations of the Pavilion Theatre will be sufficient to permit us to continue our operations for at least twelve months from the date of this report.

SUBSEQUENT EVENTS

In connection with the execution of the Framework Agreement described in Note 6, in June 2005 we engaged a third party to assist in raising funds to purchase the equipment associated with the Framework Agreement, and for general corporate purposes. On July 19, 2005 we sold to certain institutional and other accredited investors in a private placement (the "July 2005 Private Placement") a total of 1,909,115 shares of Class A Common Stock at $9.50 per share and warrants (the "July 2005 Private Placement Warrants") to purchase up to 477,275 shares of the Company's Class A common stock. The gross proceeds from the July 2005 Private Placement were $18.1 million, prior to the placement agent's fee and various other expenses. The Company intends to use the net proceeds of the July 2005 Private Placement primarily for funding of the capital investments in the first digital cinema systems contemplated in our 2,500-screen Christie/AIX digital cinema deployment plan announced on June 21, 2005 and for working capital and general corporate purposes. In August 2005, we ordered the first 100 digital cinema system from Christie.

The July 2005 Private Placement Warrants have an exercise price of $11.00 per share of Class A common stock, become exercisable on February 18, 2006 and expire on February 18, 2011. The Warrants are callable by us, subject to certain conditions, after the later of (i) the seven month anniversary from the date of the Warrants and (ii) the date on which the registration statement required under the registration rights agreement referenced below is declared effective; provided that the trading price of our Class A Common Stock is 200% of the applicable exercise price for 20 consecutive trading days.

We are required to register the shares and warrants issued in the July 2005 Private Placement with the Securities and Exchange Comission by filing a Form S-3 on or before August 20, 2005. Certain monetary penalties apply if we fail to file the Form S-3 by August 20, 2005, or the registration statement is not declared effective within a stipulated period of time.

In July 2005, 28,325 Underwriter Warrants were exercised, and we issued 28,325 shares of Class A common stock and received $171 of cash. Also, in July 2005, 33,917 Underwriter Warrants were exercised on a cashless basis, resulting in the issuance of 15,850 shares of Class A Common Stock.

In August 2005, we made early repayments of the remaining principal on the 5-Year Notes, totaling $138.

In July 2005, construction of the Pavilion Theatre's ninth screen was completed by the Seller, in accordance with the Pavilion asset purchase agreement.

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

On January 26, 2005 the bankruptcy court in the matter of Norvergence approved a motion for the trustee to pay the Company $121,000 for past due accounts receivable. Additionally, the Company has been granted the right to pursue collection of Norvergence's customer accounts receivable. Any amounts collected will be retained by the Company in settlement of its claim against Norvergence." As of June 30, 2005, we collected approximately $4,000 of our claim against the customer accounts receivable.


ITEM 5.  OTHER INFORMATION.

The information required in response to this Item is set forth in Note 12 to the Consolidated Financial Statements contained in this Report on Form 10-QSB, and such information is hereby incorporated herein by reference. Such description contains all of the information required hereunder.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index beginning on page 24 herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date: August 15, 2005         BY: /S/  A. DALE MAYO
                              --------------------------
                              A. Dale Mayo
                              President and Chief Executive Officer and Director
                              (Principal Executive Officer)


Date:  August 15, 2005        BY: /S/ BRIAN D. PFLUG
                              ---------------------------
                              Brian D. Pflug
                              Senior Vice President - Accounting & Finance
                              (Principal Financial Officer)

EXHIBIT INDEX


EXHIBIT NUMBER        DESCRIPTION OF DOCUMENT

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1


                                  CERTIFICATION

I, A. Dale Mayo, President and Chief Executive Officer of Access Integrated Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Access Integrated Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


                   Date: August 15, 2005   BY: /S/ A. DALE MAYO
                                           ---------------------
                                           A. Dale Mayo
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

EXHIBIT 31.2


                                  CERTIFICATION

I, Brian D. Pflug, Senior Vice President-Accounting and Finance of Access Integrated Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Access Integrated Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




    Date: August 15, 2005         BY: /S/ BRIAN D. PFLUG
                                  ----------------------
                                  Brian D. Pflug
                                  Senior Vice President - Accounting and Finance
                                  (Principal Financial Officer)

EXHIBIT 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Access Integrated Technologies, Inc. (the "Company") for the period ended June 30, 2005 as filed with the SEC (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company



             Date: August 15, 2005         BY: /S/ A. DALE MAYO
                                           ---------------------
                                           A. Dale Mayo
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

EXHIBIT 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Access Integrated Technologies, Inc. (the "Company") for the period ended June 30, 2005 as filed with the SEC (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company



      Date: August 15, 2005       BY: /S/ BRIAN D. PFLUG
                                  ----------------------
                                  Brian D. Pflug
                                  Senior Vice President - Accounting and Finance
                                  (Principal Financial Officer)