Form 10QSB/A
period 2005-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2005-08-19
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB/A
                               (Amendment No. 1)
                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB/A
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                             Page

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet at June 30, 2005 (unaudited)               2

         Consolidated Statements of Operations for the three months
         ended June 30, 2004 and 2005 (unaudited)                              3

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2004 and 2005 (unaudited)                              4

         Notes to Consolidated Financial Statements (unaudited)                5

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

         Item 3.  Controls and Procedures                                     22

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                           22

         Item 5.  Other Information                                           22

         Item 6.  Exhibits                                                    22

         Signatures                                                           23

         Exhibit Index                                                        24

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)
                                                                   JUNE 30, 2005
                                                                   -------------
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

LIABILITIES AND STOCKHOLDERS' EQUITY
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
                                                                         ------

COMMITMENTS AND CONTINGENCIES (See Note 6)

Stockholders' Equity:

Class A common stock, $0.001 par value per  share;
  40,000,000 shares authorized; shares issued
  9,534,614 and shares outstanding 9,483,174, respectively...                 9

Class B common stock, $0.001 par value per share;
  15,000,000 shares authorized;
  shares issued and outstanding, 925,811 shares .............                 1

Additional paid-in capital...................................            33,066
Treasury stock, at cost; 51,440 shares.......................              (172)
Accumulated deficit..........................................           (23,977)
                                                                        -------
Total stockholders' equity...................................             8,927
                                                                          -----
Total liabilities and stockholders' equity.                             $34,462
                                                                        =======

See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)


                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                 JUNE 30,
                                                                 --------
                                                           2004            2005
                                                           ----            ----
Revenues:
Media services..........................................  $ 532          $2,360
Data center services....................................  1,679           1,611
                                                          -----           -----
Total revenues..........................................  2,211           3,971

Costs of revenues  (exclusive of depreciation  and
  amortization of $774 in 2004 and
  $1,264 in 2005 shown below):
Media services..........................................    115           1,648
Data center services....................................  1,017           1,090
                                                          -----           -----
Total costs of revenues.................................  1,132           2,738

Gross  profit  (exclusive  of  depreciation and
  amortization of $774 in 2004 and
  2004 and $1,264 in 2005)..............................  1,079           1,233

Operating expenses:
Selling, general and administrative (excludes
  non-cash stock-based  compensation
  of $4 in 2004 and $0 in 2005).........................  1,126           1,751
Provision for doubtful accounts.........................     26              23
Research and development................................     47             133
Non-cash stock-based compensation.......................      4              --
Depreciation and amortization...........................    774           1,264
                                                            ---           -----

Total operating expenses................................  1,977           3,171
                                                          -----           -----

Loss before other expense...............................   (898)         (1,938)

Interest expense, net...................................    (97)           (430)
Non-cash interest expense...............................    (47)           (184)
Other expense, net......................................    (11)            (16)
                                                          -----            ----

Loss before income tax benefit and minority interest.... (1,053)         (2,568)

Income tax benefit......................................     78              78
                                                             --              --

Net loss before minority interest in subsidiary.........   (975)         (2,490)
Minority interest in loss of subsidiary.................     10              --
                                                             --              --

Net loss................................................  $(965)        $(2,490)
                                                          ======       ========

Net loss per common share:
Basic and diluted....................................... $(0.11)         $(0.24)
                                                         =======        =======

Weighted average number of common shares outstanding:
Basic and diluted.................................... 8,517,746      10,405,814
                                                      =========      ==========

See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                    JUNE 30,
                                                                    --------
                                                                 2004      2005
                                                                 ----      ----
Cash flows from operating activities:
Net loss...........................................             $(965)  $(2,490)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization.......................              774     1,264
Amortization of software development costs..........               60       150
Amortization of deferred tax liability..............              (78)      (78)
Provision for doubtful accounts.....................               26        23
Non-cash stock-based compensation...................                4        --
Non-cash interest expense...........................               47       184
Minority interest...................................              (10)       --
Gain on exchange of minority interest shares........              (13)       --
Decrease in fair value of common stock warrants.....              (21)       --
Changes in operating assets and liabilities:
Accounts receivable.................................             (230)     (181)
Prepaid and other current assets....................              (21)     (195)
Other assets........................................              (57)     (372)
Accounts payable and accrued expenses...............             (431)     (271)
Deferred revenue....................................             (156)      (16)
Other liabilities...................................               51        16
                                                                  ----        --

Net cash used in operating activities...............           (1,020)   (1,966)
                                                               -------   -------

Cash flows from investing activities:
Purchases of property and equipment.................              (57)     (353)
Additions to capitalized software costs.............             (140)     (102)
                                                                 -----     -----

Net cash used in investing activities...............             (197)     (455)
                                                                 -----     -----

Cash flows from financing activities:
Repayment of notes payable..........................             (129)     (597)
Principal payments on capital leases................              (29)     (133)
Net proceeds from issuance of common stock..........            4,294        71
                                                                -----      -----

Net cash provided (used) by financing activities....            4,136      (659)
                                                                -----      -----

Net increase (decrease) in cash and cash equivalents.           2,919    (3,080)

Cash and cash equivalents at beginning of period.....           2,330     4,779
                                                                -----      -----

Cash and cash equivalents at end of period...........          $5,249    $1,699
                                                               ======     ======




See accompanying notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media, Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Managed Services") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. FiberSat Global Services, Inc., ("FiberSat") a wholly-owned subsidiary of AccessIT was incorporated in Delaware on October 2004, and acquired certain assets and liabilities of FiberSat Global Services LLC on November 17, 2004. ADM Cinema Corporation ("ADM Cinema"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware on December 21, 2004, and on February 11, 2005 acquired substantially all the assets of the Pavilion Theatre (as defined below) in Brooklyn, New York. Christie/AIX, Inc. ("Christie/AIX"), a wholly-owned subsidiary of AccessDM, was incorporated in Delaware in June 2005. AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat, ADM Cinema, and Christie/AIX are referred to herein collectively as the ("Company"). AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states: Arkansas, Kansas, Maine, New Hampshire, New Jersey, New York, Texas and Virginia, plus a dedicated digital content delivery site in Los Angeles, California. AccessDM is in the business of storing and distributing digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a provider of information technology consulting services; its primary offering is to provide managed network monitoring services through its global network command center. FiberSat provides satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced network operations center. ADM Cinema operates the Pavilion Movie Theatre/Entertainment Complex, an eight-screen movie theatre and cafe located in Brooklyn, New York (the "Pavilion Theatre"). Christie/AIX was formed for the primary purpose of acquiring digital cinema equipment for movie theaters and collecting virtual print fees and other fees, in connection with an anticipated nationwide transition to digital cinema.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the three months ended June 30, 2004 and 2005, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2004 and 2005 amounted to $60 and $150, respectively. Revenues relating to customized software development under a contract are recognized using the percentage-of-completion method. As of June 30, 2005, unbilled receivables under such contracts aggregated $815.

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

The following outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                                    JUNE 30,
                                                                    --------
                                                               2004         2005
                                                               ----         ----

Stock options......................................           530,231    935,897
Underwriter Warrants...............................           120,000    102,550
Shares issuable related to convertible notes.......           312,479  2,179,798
Private Placement Warrants.........................           304,375    291,875
Convertible Debentures Warrants....................                --    560,196

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


Basic and diluted net loss per share:
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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150, which became effective July 1, 2003, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccessIT financial statements due to the adoption of this standard.

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

In March 2004, the Company completed an exchange (the "Exchange Offer") of its previously issued 5-year 8% notes (the "5-Year Notes") for either 6% convertible notes (the "Convertible Notes") or Class A common stock. Pursuant to the Exchange Offer, the Company issued Convertible Notes having a principal amount of $1,736 to several investors which are, as of June 30, 2005, convertible into a maximum of 312,476 shares of its Class A Common Stock (1) at any time up to the maturity date at each holder's option or (2) automatically on the date when the average closing price on the American Stock Exchange of the Class A Common Stock for 30 consecutive trading days has been equal to or greater than $12.00. The holders of all the HS Notes and holders of 5-Year Notes totaling $220 of principal elected not to participate in the Exchange Offer. No principal payments have been made on the Convertible Notes as of June 30, 2005.

In March 2004, in connection with the Boeing Digital Acquisition, (as defined in
Note 5 below), the Company issued a non-interest bearing note payable with a face amount of $1,800. The estimated fair value of this note was determined to be $1,367 on the closing date and interest is being imputed over the 4 year term of the note, to non-cash interest expense in the unaudited Consolidated Statement of Operations. On June 30, 2005, the principal amount of the note (including imputed interest) was $1,518 and was included in notes payable in the unaudited Consolidated Balance Sheet. For the three months ended June 30, 2005, a repayment of $450 was made and non-cash interest expense resulting from this note was $32.


In February 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants ("the Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7.6 million. The Convertible Debentures have a four year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance is repayable at maturity. The Company may pay the interest in cash or, if certain conditions are met, by issuing shares of its Class A Common Stock. If the Company is eligible to issue Class A Common Stock to pay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. During the three months ended June 30, 2005, the Company issued 13,158 shares of Class A Common Stock in payment of interest, and the resulting non-cash interest expense totaled $98. The Convertible Debentures are initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants exercisable for Class A Common Stock. Additionally, the Company issued to the investors Convertible Debentures Warrants to purchase up to 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until 5 years thereafter, and have been valued at $1.1 million which is accounted for as a debt issuance discount. In addition, Accretion on the Convertible Debentures Warrants totaled $50 for the three months ended June 30, 2005, and was recorded as non-cash interest expense. In addition, there is a beneficial conversion feature and the Company recognized a $605 charge, for the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of June 30, 2005 there have been no principal payments on the Convertible Debentures.


The Company agreed to register, among other things, the Class A Common Stock underlying the Convertible Debentures and Convertible Debentures Warrants with the SEC within 30 days from the closing. If, among other things, the registration statement was not filed within 30 days or was not declared effective within 90 days (120 days in the event of an SEC review) or if the registration statement ceases to remain continuously effective for 15 consecutive trading days, then cash delay payments equal to 1% of the offering proceeds per month would have applied. The Company filed such a registration statement on March 11, 2005 and it was declared effective by the SEC on March 21, 2005.

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

In March 2004, the Company acquired certain digital cinema - related assets from the Boeing Company. The purchase price for the assets included 53,534 unregistered shares of Class A Common Stock Shares. At any time during the 90 day period beginning March 29, 2005, Boeing had the option to sell its 53,534 unregistered shares of Class A Common Stock to the Company in exchange for $250 in cash. The 90 day period expired on June 29, 2005 and Boeing did not require the Company to repurchase the shares. From March 2004 until June 29, 2005, these shares were classified as Redeemable Class A Common Stock on the Consolidated Balance Sheet. As of June 30, 2005, these shares are classified in Stockholders' Equity on the Consolidated Balance Sheet.

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


NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                          JUNE 30,
                                                          --------
                                                     2004             2005
                                                     ----             ----

Interest paid...................................     $152             $456
Issuance of warrants to purchase common stock...      797               --

NOTE 8. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Media Services and Data Center Services. The segments were determined based on the services provided by each business unit, and based on the process by which management oversees the business operations. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on income/(loss) before interest, taxes, depreciation and amortization. The Media Services segment consists of Hollywood SW, AccessDM, FiberSat and the Pavilion Theatre. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM is in the business of storing and distributing digital content to movie theaters and other venues. FiberSat is in the business of providing satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced networks operations center. The Pavilion Theatre is an eight-screen movie theatre and cafe and is used by the Company to test and demonstrate its digital cinema solutions. Data Center Services segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.


Information related to the segments of the Company and its subsidiaries is detailed below:

                                                            MEDIA      DATA CENTER                     TOTAL
                                                           SERVICES      SERVICES    CORPORATE     CONSOLIDATED
                                                           --------      --------    ---------     ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2004:
     Loss before other income/(expense)..............       $(490)         $(334)    $    (74)        $(898)
     Depreciation and Amortization....................        450            299           25           774
     Loss before interest, taxes,
       depreciation and amortization..................        (40)           (35)         (49)         (124)






FOR THE THREE MONTHS ENDED JUNE 30, 2005:
     Loss before other income/(expense).................    $(878)          $(13)    $(1,047)      $(1,938)
     Depreciation and Amortization....................        782            454          28         1,264
     Income (Loss) before interest, taxes,
       depreciation and amortization...................       (53)           441      (1,019)         (631)
AS OF JUNE 30, 2004:
     Total Assets......................................   $11,369         $6,063      $6,307       $23,739
AS OF JUNE 30, 2005:
     Total Assets......................................   $28,560         $4,056      $1,846       $34,462


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

The Company is required to register the resale of the shares sold and issuable upon exercise of the warrants issued in the July 2005 Private Placement with the Securities and Exchange Commission by filing a Form S-3 on or before August 18, 2005. Certain monetary penalties apply if the Company fails to file the Form S-3 by August 18, 2005, or the registration statement is not declared effective within a stipulated period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-QSB/A contains forward-looking statements. Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to a number of factors, such as our incurrence of losses to date; achieving sufficient volume of business from our customers; our subsidiaries conducting business in areas in which we have little experience; economic and market conditions; the performance of the data center services and software related businesses; changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs; competitive product and pricing pressures; increases in costs that cannot be recouped in product pricing; successful integration of acquired businesses; as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in our filings with the SEC. Those forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB/A.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (SFAS 154). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We will adopt this statement as required.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $1.1 million and $1.8 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 56%. The increase is primarily due to higher personnel costs associated with additional headcount compared to the prior year. As of June 30, 2004 and 2005, we had 44 and 110 employees, respectively, and six and 48 of whom were part-time employees, respectively.

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

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $4,000 and $0 for the three months ended June 30, 2004 and 2005, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to the full amortization of non-employee options in the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $774,000 and $1.3 million for the three months ended June 30, 2004 and 2005, respectively, an increase of 63%. The 2005 acquisitions resulted in increased depreciation and amortization of $358,000. Also contributing to the overall increase was increased depreciation associated with capital investments in digital cinema assets.

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

As of June 30, 2005, we had cash and cash equivalents of $1.7 million. Our working capital deficiency at June 30, 2005 was $551,000.

Our operating activities resulted in net cash outflows of $1.0 and $2.0 million for the three months ended June 30, 2004 and 2005, respectively. The increase in cash outflow was primarily due to an increased net loss from operations.

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

Net cash provided by financing activities of $4.3 million for the three months ended June 30, 2004 was primarily due to the June 2004 Private Placement, less repayments of notes payable and capital lease obligations. Net cash used by financing activities of $659,000 for the three months ended June 30, 2005 was primarily due to the repayments of notes payable and capital lease obligations, offset slightly by net proceeds from issuance of common stock.


We have acquired property and equipment under long-term capital lease obligations that expire at various dates through July 2022. As of June 30, 2005, we had an outstanding balance of $6.3 million in capital lease obligations. All our capital lease obligations are secured by equipment at the following locations and in the following principal amounts: at the Pavilion Theatre, building, land and improvements for $6.1 million; at FiberSat, certain computer and Satellite equipment for $248,000; at our executive offices, telephone equipment in the remaining principal amount of $17,000, and computer equipment for use in Managed Service's operations of $11,000. As of June 30, 2005, minimum future capital lease payments (including interest) totaling $19.8 million, were due as follows: for the twelve months ending June 30, 2006, $1.4 million, for the twelve months ending June 30, 2007 through June 30, 2010, $1.1 million for each respective and $13.9 million thereafter (in total). During the three months ended June 30, 2004 and 2005, we made early repayments of $159,000 and $70,000 on capital leases, respectively, in order to achieve interest savings and aid future cash flow.

Following the completion of the Exchange Offer in March 2004, the holders of the $3.0 million of Hollywood SW acquisition notes, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer. In July 2004, we made early principal repayments for $70,000 on the 5-Year Notes.

Other significant commitments consist of obligations under non-cancelable operating leases totaled $13.4 million as of June 30, 2005 and are payable in varying monthly installments through 2015. As of June 30, 2005, minimum future operating lease payments for the fiscal years ending June 30, 2006, 2007, 2008, 2009, 2010 and thereafter (in total) were $2.3 million, $2.3 million, $2.2 million, $2.2 million, 5.6 million, and $14.6 million, respectively.

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

We are required to register the shares and warrants issued in the July 2005 Private Placement with the Securities and Exchange Comission by filing a Form S-3 on or before August 18, 2005. Certain monetary penalties apply if we fail to file the Form S-3 by August 18, 2005, or the registration statement is not declared effective within a stipulated period of time.

In July 2005, 28,325 Underwriter Warrants were exercised, and we issued 28,325 shares of Class A common stock and received $171,000 of cash. Also, in July 2005, 33,917 Underwriter Warrants were exercised on a cashless basis, resulting in the issuance of 15,850 shares of Class A Common Stock.

In August 2005, we made early repayments of the remaining principal on the 5-Year Notes, totaling $138,000.

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


ITEM 5.  OTHER INFORMATION.

The information required in response to this Item is set forth in Note 12 to the Consolidated Financial Statements contained in this Report on Form 10-QSB/A, and such information is hereby incorporated herein by reference. Such description contains all of the information required hereunder.

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


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date: August 19, 2005         BY: /S/  A. DALE MAYO
                              --------------------------
                              A. Dale Mayo
                              President and Chief Executive Officer and Director
                              (Principal Executive Officer)


Date:  August 19, 2005        BY: /S/ BRIAN D. PFLUG
                              ---------------------------
                              Brian D. Pflug
                              Senior Vice President - Accounting & Finance
                              (Principal Financial Officer)

EXHIBIT INDEX


EXHIBIT NUMBER        DESCRIPTION OF DOCUMENT

31.1 Officers Certificate 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Officers Certificate 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002