Form 10QSB
period 2005-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2005-11-15
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    For the transition period from --- to ---

                        Commission File Number: 001-31810

                      Access Integrated Technologies, Inc.
                 (Name of Small Business Issuer in its Charter)

                                    DELAWARE
                    (State of incorporation or organization)

                                   22-3720962
                      (I.R.S. Employer Identification No.)

            55 MADISON AVENUE, SUITE 300, MORRISTOWN NEW JERSEY 07960
                    (Address of principal executive offices)

                                 (973-290-0080)
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. |X| Yes |_| No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 9, 2005, 14,422,905 shares of Class A Common Stock, $.001 par value, and 925,811 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----
   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet at September 30, 2005 (unaudited)       3

            Consolidated Statements of  Operations  for  the
            three months ended September 30, 2004 and 2005 (unaudited)         4

            Consolidated Statements of Operations for the six months
            ended September 30, 2004 and 2005 (unaudited)                      5

            Consolidated Statements of Cash Flows for the six months
            ended September 30, 2004 and 2005 (unaudited)                      6

            Notes to Consolidated Financial Statements (unaudited)             7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         19

   Item 3.  Controls and Procedures                                           31

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 32

   Item 4.  Submission of Matters to a Vote of Security Holders               32

   Item 5.  Other Information                                                 32

   Item 6.  Exhibits                                                          33

   Signatures                                                                 33

  Exhibit Index                                                               35


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for share data)
                                   (unaudited)

                                                                  SEPTEMBER 30, 2005
                                                                  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................        $14,136
Accounts receivable, net........................................          1,034
Prepaid and other current assets................................            667
Unbilled revenue................................................          1,119
                                                                          -----
Total current assets............................................         16,956
                                                                         ------

Property and equipment, net.....................................         19,341
Intangible assets, net..........................................          2,544
Capitalized software costs, net.................................          1,428
Goodwill........................................................          9,310
Deferred costs..................................................            217
Unbilled revenue, net of current portion........................             53
Security deposits...............................................            386
                                                                            ---
Total assets....................................................        $50,235
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses...........................         $3,873
Current portion of notes payable................................          1,174
Current portion of customer security deposits...................            194
Current portion of capital leases...............................            191
Current portion of deferred revenue.............................            819
Current portion of deferred rent expense........................             39
                                                                             --
Total current liabilities.......................................          6,290
                                                                          -----


Notes payable, net of current portion...........................          2,193
Common stock warrants...........................................          3,490
Customer security deposits, net of current portion..............             88
Deferred revenue, net of current portion........................             80
Capital leases, net of current portion..........................          6,029
Deferred rent expense, net of current portion...................            983
Deferred tax liability..........................................          1,053
                                                                          -----
Total liabilities...............................................         20,206
                                                                         ------

COMMITMENTS AND CONTINGENCIES (See Note 6)

Stockholders' Equity:
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; shares issued 14,414,125 and shares
outstanding 14,362,685, respectively.............................            14

Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; shares issued and outstanding,
925,811 shares...................................................             1

Additional paid-in capital.......................................        63,424
Treasury stock, at cost; 51,440 shares...........................          (172)
Accumulated deficit..............................................       (33,238)
                                                                        --------
Total stockholders' equity.......................................        30,029
                                                                         ------
Total liabilities and stockholders' equity.......................       $50,235
                                                                        =======

See accompanying Notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)
                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                        2004            2005
                                                                                   ------------    ------------
Revenues:
Media services .................................................................   $        661    $      2,266
Data center services ...........................................................          1,524           1,636
                                                                                   ------------    ------------
Total revenues .................................................................          2,185           3,902

Costs of revenues  (exclusive of depreciation  and  amortization of $788 in 2004 and $1,189 in 2005 shown below):
Media services .................................................................            219           1,686
Data center services ...........................................................          1,031           1,206
                                                                                   ------------    ------------
Total costs of revenues ........................................................          1,250           2,892

Gross profit (exclusive of depreciation and amortization of $788 in
2004 and $1,189 in 2005) .......................................................            935           1,010

Operating expenses:
Selling, general and administrative ............................................          1,182           2,041
Provision for doubtful accounts ................................................            527              12
Research and development .......................................................            120             154
Depreciation and amortization ..................................................            788           1,189
                                                                                   ------------    ------------

Total operating expenses .......................................................          2,617           3,396
                                                                                   ------------    ------------

Loss before other expense ......................................................         (1,682)         (2,386)

Interest income ................................................................             --              81
Interest expense ...............................................................            (91)         (1,091)
Non-cash interest expense ......................................................            (66)         (1,109)
Debt conversion expense ........................................................             --          (6,083)
Other income, net ..............................................................             56           1,250

Loss before income tax benefit and minority interest ...........................         (1,783)         (9,338)

Income tax benefit .............................................................             78              78
                                                                                   ------------    ------------

Net loss .......................................................................   $     (1,705)   $     (9,260)
                                                                                   ============    ============

Net loss per common share:
Basic and diluted ..............................................................   $      (0.18)   $      (0.71)
                                                                                   ============    ============

Weighted average number of common shares outstanding:
Basic and diluted ..............................................................      9,586,018      13,047,151
                                                                                   ============    ============

See accompanying Notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except for share and per share data)
                                   (unaudited)
                                                                                          SIX MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                        2004            2005
                                                                                   ------------    ------------
Revenues:
Media services .................................................................   $      1,196    $      4,626
Data center services ...........................................................          3,200           3,247
                                                                                   ------------    ------------
Total revenues .................................................................          4,396           7,873

Costs of revenues  (exclusive of depreciation and amortization of $1,562 in 2004 and $2,453 in 2005 shown below):
Media services .................................................................            342           3,334
Data center services ...........................................................          2,040           2,295
                                                                                   ------------    ------------
Total costs of revenues ........................................................          2,382           5,629

Gross profit (exclusive of depreciation and amortization of $1,562 in
2004 and $2,453 in 2005) .......................................................          2,014           2,244

Operating expenses:
Selling, general and administrative (excludes non-cash stock-based
compensation of $4 in 2004 and $0 in 2005) .....................................          2,286           3,792
Provision for doubtful accounts ................................................            576              35
Research and development .......................................................            167             287
Non-cash stock-based compensation ..............................................              4            --
Depreciation and amortization ..................................................          1,562           2,453
                                                                                   ------------    ------------

Total operating expenses .......................................................          4,595           6,567
                                                                                   ------------    ------------

Loss before other expense ......................................................         (2,581)         (4,323)

Interest income ................................................................           --                83
Interest expense ...............................................................           (188)         (1,524)
Non-cash interest expense ......................................................           (113)         (1,293)
Debt conversion expense ........................................................           --            (6,083)
Other income, net ..............................................................             45           1,234
                                                                                   ------------    ------------

Loss before income tax benefit and minority interest ...........................         (2,837)        (11,906)

Income tax benefit .............................................................            156             156
                                                                                   ------------    ------------

Net loss before minority interest in subsidiary ................................         (2,681)        (11,750)
Minority interest in loss of subsidiary ........................................             10            --
                                                                                   ------------    ------------

Net loss .......................................................................   $     (2,671)   $    (11,750)
                                                                                   ============    ============
Net loss per common share:

Basic and diluted ..............................................................   $      (0.29)   $      (1.00)
                                                                                   ============    ============
Weighted average number of common shares outstanding:
Basic and diluted ..............................................................      9,304,008      11,730,966
                                                                                   ============    ============

See accompanying Notes to Consolidated Financial Statements.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                        2004            2005
                                                                                   ------------    ------------
Cash flows from operating activities:
Net loss ......................................................................     $ (2,671)       $(11,750)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization .................................................        1,562           2,453
Amortization of software development costs ....................................          126             296
Amortization of deferred tax liability ........................................         (156)           (156)
Provision for doubtful accounts ...............................................          576              35
Non-cash stock-based compensation .............................................            4              --
Non-cash interest expense .....................................................          113           1,293
Minority interest .............................................................          (10)             --
Gain on exchange of minority interest shares ..................................          (13)             --
Decrease in fair value of common stock warrants ...............................          (91)         (1,250)
Debt conversion expense .......................................................           --           6,083
Changes in operating assets and liabilities:
Accounts receivable ...........................................................         (343)           (122)
Prepaid and other current assets ..............................................         (204)             95
Other assets ..................................................................           23            (100)
Accounts payable and accrued expenses .........................................         (129)          1,357
Deferred revenue ..............................................................         (307)            (80)
Other liabilities .............................................................           86              17
                                                                                    --------        --------

Net cash used in operating activities .........................................       (1,434)         (1,829)
                                                                                    --------        --------

Cash flows from investing activities:
Purchases of property and equipment ...........................................       (1,273)         (6,796)
Purchases of intangible assets ................................................          (28)            (91)
Additions to capitalized software costs .......................................         (303)           (102)
                                                                                    --------        --------

Net cash used in investing activities .........................................       (1,604)         (6,989)
                                                                                    --------        --------

Cash flows from financing activities:
Repayment of notes payable ....................................................         (448)         (1,370)
Principal payments on capital leases ..........................................         (113)           (271)
Repurchase of common stock ....................................................          (32)             --
Net proceeds from issuance of common stock ....................................        4,079          19,816
                                                                                    --------        --------

Net cash provided by financing activities .....................................        3,486          18,175
                                                                                    --------        --------

Net increase  in cash and cash equivalents ....................................          448           9,357

Cash and cash equivalents at beginning of period ..............................        2,330           4,779
                                                                                    --------        --------

Cash and cash equivalents at end of period ....................................     $  2,778        $ 14,136
                                                                                    ========        ========

See accompanying Notes to Consolidated Financial Statements.

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)
                                   (unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was incorporated in Delaware in March 2000. Access Digital Media, Inc. ("AccessDM"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware in February 2003. Hollywood Software, Inc. ("Hollywood SW") was incorporated in California in October 1997, and was acquired by AccessIT on November 3, 2003. Core Technology Services, Inc. ("Managed Services") was incorporated in New York in November 1995, and was acquired by AccessIT on January 9, 2004. FiberSat Global Services, Inc., ("FiberSat") a wholly-owned subsidiary of AccessIT was incorporated in Delaware in October 2004, and acquired certain assets and liabilities of FiberSat Global Services LLC on November 17, 2004 (the FiberSat Acquisition). ADM Cinema Corporation ("ADM Cinema"), a wholly owned subsidiary of AccessIT, was incorporated in Delaware on December 21, 2004, and on February 11, 2005 acquired substantially all the assets of Pritchard Square Cinema, LLC d/b/a Pavilion Theatre in Brooklyn, New York (the "Pavilion Theatre Acquisition"). Christie/AIX, Inc. ("Christie/AIX"), a wholly-owned subsidiary of AccessDM, was incorporated in Delaware in June 2005 pursuant to an agreement between AccessIT and Christie Digital Systems USA ("Christie"). AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat, ADM Cinema, and Christie/AIX are referred to herein collectively as (the "Company"). AccessIT operates a national platform of carrier-diverse Internet Data Centers ("IDCs") in which the Company's customers have access to: secure, flexible space for installing network and server equipment; multiple fiber providers for connecting to the internet and/or other carrier networks; and a broad range of value-added data center services including the Company's AccessStorage-on-Demand managed storage service solutions. The Company's IDCs, called AccessColocenters, are designed to serve a variety of customers, including traditional voice/data competitive local exchange carriers, other integrated communication providers, Internet Service Providers, Application Service Providers ("ASPs"), Streaming and Content Delivery Service Providers, storage outsourcers, and small and medium sized enterprises. The Company currently operates nine IDCs located in eight states:
Arkansas,  Kansas,  Maine,  New  Hampshire,  New  Jersey,  New  York,  Texas and
Virginia, plus a dedicated digital media delivery site in Los Angeles, California. AccessDM is in the business of storing and distributing digital content to movie theaters and other remote venues. Hollywood SW is a provider of proprietary enterprise software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada. Its software manages the planning, booking, scheduling, revenue sharing, cash flow and reporting associated with the distribution and exhibition of theatrical films. Managed Services is a provider of information technology consulting services; its primary offering is to provide managed network monitoring services through its global network command center. FiberSat provides satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced network operations center. ADM Cinema operates the Pavilion Movie Theatre/Entertainment Complex, a nine-screen movie theatre and cafe located in Brooklyn, New York (the "Pavilion Theatre"). Christie/AIX was formed for the primary purpose of acquiring digital cinema equipment for movie theaters and collecting virtual print fees and other fees, in connection with an anticipated nationwide transition to digital cinema.

BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial information has been prepared by AccessIT. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

For the six months ended September 30, 2004 and 2005, the Company incurred net losses of $2,671 and $11,750 respectively, and negative cash flows from operating activities of $1,434 and $1,829, respectively. In addition, the Company has an accumulated deficit of $33,238 as of September 30, 2005. Furthermore, the Company has debt service requirements (including interest) of $634 for the twelve months beginning in October 2005. The Company also has other noncancellable obligations, such as leases. Management expects that the Company will continue to generate operating losses for the foreseeable future due to depreciation and amortization, interest expense, research and development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at September 30, 2005, and expected cash flows from operations; management believes that the Company has the ability to meet its obligations through September 30, 2006. The Company may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited
Consolidated Financial Statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in AccessIT's Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission ("SEC") on June 29, 2005. Certain reclassifications of prior period data have been made to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  unaudited   Consolidated  Financial  Statements  include  the  accounts  of
AccessIT, AccessDM, Hollywood SW, Managed Services, FiberSat, ADM Cinema and Christie/AIX. All intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

Media Services revenues generated by Hollywood SW, FiberSat, and the Pavilion Theatre are revenues generated from the following sources and are in accordance as follows: software revenues are accounted for in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff
Accounting Bulletin ("SAB") No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"). Hollywood SW's revenues are generated from the following primary sources: (1) software licensing, including customer licenses and ASP agreements, (2) software maintenance contracts, and (3) professional consulting services, which includes systems implementation, training, custom software development services and other professional services. FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings, which are recognized on a time and materials basis in the period in which the services were provided. FiberSat revenues are accounted for in accordance with SAB No. 104. Additionally, the Pavilion Theatre consists of the sale of movie theatre admissions and concession food and beverages, which are made either in cash or via customer credit cards at the time of the transaction. Revenues are recognized at the time the transaction is complete, as the earnings process has been culminated, in accordance with SAB No. 104.

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

Revenues in the Media Services segment also include digital cinema - related revenues generated by AccessDM. These revenues consist of: (1) satellite delivery revenues, (2) data encryption and preparation fee revenues, and (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Data Center Services revenues consist primarily of license fees for colocation, riser access charges, electric and cross connect fees, and non-recurring installation and consulting fees. Revenues from colocation, riser access charges, electric and cross connect fees are billed monthly and, in accordance with SAB No. 104, are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying the above revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue.

In addition, within our Data Center Services segment, Managed Services revenues consist of network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the six months ended September 30, 2004 and 2005, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the six months ended September 30, 2004 and 2005 amounted to $126 and $296, respectively. Revenues relating to customized software development under a contract are recognized on a percentage of completion method. As of September 30, 2005, unbilled receivables under such contracts aggregated $1,107.

NET LOSS PER SHARE

Computations of basic and diluted net loss per share of the Company's Class A common stock ("Class A Common Stock") and Class B common stock ("Class B Common Stock", and together with the Class A Common Stock, the "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 86"). Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average number of shares of Common Stock outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued and were outstanding. The numerator is adjusted for the impact of interest expense associated with potentially dilutive shares issuable upon conversion of convertible notes. The Company has incurred net losses for the six months ended September 30, 2004 and 2005; therefore, the impact of dilutive potential shares of Common Stock has been excluded from the computation as it would be anti-dilutive.

The following outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation of diluted net loss per share:

                                                                 SEPTEMBER 30,
                                                            --------------------
                                                               2004         2005
                                                            --------------------
Stock options..........................................     544,897    1,030,897
Underwriter Warrants...................................     120,000        3,775
Shares issuable related to 6% Convertible Notes........     307,871           --
June 2004 Private Placement Warrants...................     304,375      241,875
July 2005 Private Placement Warrants...................          --      477,275
Conversion Agreement warrants..........................          --      760,196

ISSUANCE OF STOCK BY SUBSIDIARIES

Sales of stock by a subsidiary are accounted for in accordance with Staff Accounting Bulletin No. 51, topic 5H, "Accounting for Sales of Stock of a Subsidiary" ("SAB No. 51"). At the time a subsidiary sells its stock to unrelated parties at a price different from the Company's book value per share, the Company's share of the subsidiary's net equity changes. If, at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the change in its share of the subsidiary's net equity as a gain or loss in its unaudited Consolidated Statement of Operations. Otherwise, the increase is reflected in "subsidiaries' equity transactions" in the Company's unaudited Consolidated Statements of Shareholders' Equity.

STOCK-BASED COMPENSATION

The Company has stock based employee compensation plans, which are described more fully in Note 5. The Company accounts for its stock based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and
Disclosures" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions to stock based compensation:

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                               --------------------     -------------------
                                                                   2004        2005        2004        2005
                                                               --------------------     -------------------

Net loss applicable to common shares, as reported ..........   $ (1,705)   $ (9,260)   $ (2,671)   $(11,750)
Add: Non-cash stock-based compensation expense included
  in net loss ..............................................       --          --             4        --
Less: Stock-based compensation expense determined under fair
  value based method .......................................       (152)       (339)       (306)       (561)
                                                               --------    --------    --------    --------
Pro forma net loss .........................................   $ (1,857)   $ (9,599)   $ (2,973)   $(12,311)
                                                               ========    ========    ========    ========

Basic and diluted net loss per share attributable to
  common shareholders:
As reported ................................................   $  (0.18)   $  (0.71)   $  (0.29)   $  (1.00)
Pro forma ..................................................   $  (0.19)   $  (0.74)   $  (0.32)   $  (1.05)

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS 153, "Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured on the fair value of the assets exchanged. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the requirements of SFAS 153 and has not determined the impact on its financial statements. The effective date for the Company to adopt this standard due to its fiscal reporting first interim or annual reporting period is April 1, 2006.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS 150, which became effective July 1, 2003, establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on the Company's financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Revised SFAS No. 123"). This statement revises the original guidance contained in SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. Under Revised SFAS No. 123 , the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers on a calendar reporting year this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The effective date for the Company to adopt this standard due to its fiscal reporting first interim or annual reporting period is April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as required.

NOTE 4. NOTES PAYABLE

In November 2003, the Company issued two (2) 8% notes payable totaling $3,000 to the founders of Hollywood SW as part of the purchase price for Hollywood SW (the "HS Notes"). As of September 30, 2005 the principal balance of the HS Notes was $2,220. During the six months ended September 30, 2005, the Company repaid principal of $0 on the HS Notes. Subsequently in October 2005, the Company repaid principal of $136.

In March 2004, the Company completed an exchange (the "Exchange Offer") of its previously issued 5-year 8% notes (the "5-Year Notes") for either: (i) 6% convertible notes (the "6% Convertible Notes") or (ii) Class A Common Stock. Pursuant to the Exchange Offer, the Company issued 6% Convertible Notes having a principal amount of $1,736 to several investors which are convertible into 307,871 shares of its Class A Common Stock: (1) at any time up to the maturity date at each holder's option or (2) automatically upon the date that the average closing price on the American Stock Exchange ("AMEX") of the Class A Common Stock for thirty (30) consecutive trading days has been equal to or greater than $12.00. In September 2005, the 30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore the Company converted all of the 6% Convertible Notes on September 13, 2005 into 307,871 shares of Class A Common Stock. Accordingly, the principal amount of the 6% Convertible Notes, net of approximately $32 of unamortized debt issuance costs, was credited to additional paid-in capital on the Consolidated Balance Sheet.

The holders of all the HS Notes and holders of 5-Year Notes totaling $220 (the "Remaining 5-Year Notes") of principal elected not to participate in the March 2004 Exchange Offer. Through September 2005, we made early principal repayments totaling $70 on the Remaining 5-Year Notes. During the six months ended September 30, 2005, the Company made scheduled principal payments of $12 on the Remaining 5-Year Notes. In July 2005, the Company made early repayments of $138 of the Remaining 5-Year Notes, and as of September 30, 2005 all of the 5-Year Notes have been fully repaid.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company (the "Boeing Digital Acquisition"), the Company issued a non-interest bearing note payable with a face amount of $1,800 (the "Boeing Note"). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date and interest is being imputed over the 4-year term of the Boeing Note, to non-cash interest expense in the unaudited
Consolidated Statement of Operations. On September 30, 2005, the principal amount of the note (including imputed interest) was $1,518 and was included in notes payable in the unaudited Consolidated Balance Sheet. During the six months ended September 30, 2004 and 2005, principal repayments of $0 and $450, respectively were made and non-cash interest expense resulting from the Boeing Note was $82 and $65.

In February 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants (the "Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7,600. The Convertible Debentures have a 4- year term, with one third of the unconverted principal balance repayable in twelve (12) equal monthly installments beginning three (3) years after the closing. The remaining unconverted principal balance is repayable at maturity. The Company may pay the interest in cash or, if certain conditions are met, by issuing shares of its Class A Common Stock. If the Company is eligible to issue Class A Common Stock to pay interest, the number of shares issuable is based on 93% of the 5-day average closing price preceding the interest due date. During the six months ended September 30, 2005, the Company issued 81,365 shares of Class A Common Stock in payment of interest. The Convertible Debentures are initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants exercisable for Class A Common Stock. Additionally, the Company issued to the investors Convertible Debentures Warrants to purchase up to 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until five (5) years thereafter, and have been valued at $1,100 which is accounted for as a debt issuance discount and is being accreted to non-cash interest expense in the Consolidated Statements of Operations. In addition, there is a beneficial conversion feature of $605 which the Company recorded to non-cash interest expense, during the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Company agreed to register, among other things, the Class A Common Stock underlying the Convertible Debentures and Convertible Debentures Warrants with the SEC within thirty (30) days from the closing. If, among other things, the registration statement was not filed within thirty (30) days or was not declared effective within ninety (90) days (120 days in the event of an SEC review), then cash delay payments equal to 1% of the offering proceeds per month would have applied. The Company filed such a registration statement on March 11, 2005, and the Form S-3 was declared effective by the SEC on March 21, 2005.

In August 2005 the Company reached an agreement (the "Conversion Agreement") with the investors holding the Convertible Debentures for the investors to: (1) convert all of their Convertible Debentures into 1,867,322 shares of Class A Common Stock; and (2) exercise their Convertible Debenture Warrants for 560,196 shares of Class A Common Stock and pay the $2,500 exercise price to the Company, and for the Company to; (1) issue to the investors 760,196 warrants (the "New Warrants") to purchase Class A Common Stock at an exercise price of $11.39 per share; and (2) issue to the investors 71,359 shares of Class A Common Stock (the "New Shares"). The New Warrants are immediately exercisable upon issuance and for a period of five (5) years thereafter. Because the issuance of the New Warrants and New Shares, when combined with the Convertible Debentures Warrants and the shares of Class A Common Stock underlying the Convertible Debentures exceeded 20% of the Company's then-outstanding shares of Class A Common Stock, under the AMEX's rules, shareholder approval was required to be obtained. The Company obtained such shareholder approval by written consent of a majority of the holders of Common Stock and a Schedule 14(C) Information Statement (the "Information Statement") was required, and was filed with the SEC in connection therewith in October 2005. The Company is required to register the shares underlying the New Warrants and the New Shares on Form S-3, within fifteen (15) days of the completion of shareholder approval , and the Form S-3 is required to be effective within a certain time period thereafter, or certain monetary penalties apply.

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, "Induced Conversions of Convertible Debt" ("SFAS No. 84"), which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the market price of the Company's Class A Common Stock on the date the Conversion Agreement was finalized. The value of the New Warrants and the New Shares was recorded to Debt Conversion Expense in the Consolidated Statements of Operations. Additionally, the remaining accretion on the value of the Convertible Debentures Warrants of $999 was charged to Non-Cash Interest Expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. Also, the Company issued 8,780 shares to the placement agent involved in the transaction, and expense of $111 was recorded to debt conversion expense. As a result of the Conversion Agreement, there are no Convertible Debentures outstanding as of September 30, 2005.

In connection with the Pavilion Theatre Acquisition, on February 10, 2005 ADM Cinema issued to the seller a 5-year, 8% note payable for $1,700 (the "Pavilion Note"). Principal payments are to be made quarterly for five (5) years in the amount of $42, with a balloon repayment of the remainder after five years. In September 2005 the Company and the seller agreed to an early repayment of the remaining Pavilion Note principal for a lump sum of $500. The Company made the early repayment, and as a result, the Company has decreased goodwill by $1,200 and there is no Pavilion Note outstanding as of September 30, 2005.

NOTE 5. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In July 2005, the Company entered into a purchase agreement with certain institutional and other accredited investors in a private placement (the "July 2005 Private Placement") to issue and sell 1,909,115 unregistered shares of Class A Common Stock at a sale price of $9.50 per share to the investors for gross proceeds of $18,100. The Company intends to use the net proceeds primarily to fund the capital investments for the deployment of 2,500 to 4,000 digital cinema projectors and for working capital and general corporate purposes. The Company also issued to certain institutional and other accredited investors in the July 2005 Private Placement, warrants to purchase up to 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share, exercisable upon receipt (the "July 2005 Private Placement Warrants"). The Company agreed to register the resale of the Class A Common Stock and underlying warrants issued for the July 2005 Private Placement with the SEC by filing a Form S-3 on or before August 20, 2005. The Company filed the Form S-3 on August 18, 2005, and the Form S-3 was declared effective by the SEC on August 31, 2005.

In February 2005, the Company issued 40,000 unregistered shares of Class A Common Stock in connection with the Pavilion Theatre Acquisition (See Note 4).

In November 2004, the Company issued 540,000 unregistered shares of Class A Common Stock in connection with the FiberSat Acquisition.

In October 2004, the Company entered into a stock purchase agreement with investors to issue and sell 282,776 unregistered shares of Class A Common Stock at $3.89 per share to the investors for gross proceeds of $1,100 (the "October 2004 Private Placement"). These shares carry piggyback and demand registration rights, at the sole expense of the investor. The net proceeds to the Company of approximately $1,023 were used for the FiberSat Acquisition and for working capital. The investors exercised the piggyback registration rights and the Company registered the resale of all of the 282,776 shares of Class A Common Stock on a Form S-3, and the Form S-3 was declared effective by the SEC on March 21, 2005.

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of Class A Common Stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors As of September 30, 2005, the Company repurchased 51,440 Class A shares for a total purchase price of $172, including fees, which have been recorded as Treasury Stock. During the six months ended September 30, 2005, no Class A Common Stock was repurchased. As of September 30, 2005, an additional 48,560 shares of Class A Common Stock may be repurchased.

In June 2004, the Company issued in a private placement (the "June 2004 Private Placement") 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share. The total net proceeds to the Company, including fees and expenses to subsequently register the securities were approximately $4,000. The Company used the net proceeds for capital investments and for working capital. The Company also issued to investors and the investment firm in the June 2004 Private Placement, warrants to purchase a total of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share, exercisable upon receipt (the "June 2004 Private Placement Warrants"). The June 2004 Private Placement Warrants are callable by the Company at a price of $0.05 per warrant if the closing price of the Company's Class A Common Stock is above $8.92 for thirty (30) consecutive days. The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed a Form SB-2 on July 2, 2004, which was declared effective by the SEC on July 20, 2004. During the six months ended September 30, 2005, 62,500 June 2004 Private Placement Warrants were exercised for $300 in cash, and the Company issued 62,500 shares of Class A Common Stock. As of September 30, 2005, 241,875 warrants issued for the June 2004 Private Placement remain unexercised.

In May 2004, the Company entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of those shares for 31,300 unregistered shares of Class A Common Stock. This transaction was consummated in May 2004 and as a result, AccessIT holds 100% of AccessDM's common stock.

In March 2004, the Company acquired certain digital cinema related assets from the Boeing Company ("Boeing") in the Boeing Digital Asset Acquisition (See Note
4). The purchase price for the assets included 53,534 unregistered shares of Class A Common Stock Shares. At any time during the ninety (90) day period beginning March 29, 2005, Boeing had the option to sell its 53,534 unregistered shares of Class A Common Stock to the Company in exchange for $250 in cash. The ninety (90) day period expired on June 29, 2005 and Boeing did not require the Company to repurchase the shares. From March 2004 until June 29, 2005, these shares were classified as Redeemable Class A Common Stock on the Consolidated Balance Sheet. As of September 30, 2005, these shares are classified in Stockholders' Equity in the unaudited Consolidated Balance Sheet.

As described in Note 4, in connection with the Conversion Agreement, the investors holding the Convertible Debentures Warrants exercised all such Convertible Debenture Warrants and the Company issued 560,196 shares of Class A Common Stock. The Company also issued 71,359 shares of Class A Common Stock to the investors, and another 8,780 shares of Class A Common Stock to the placement agent involved in the Conversion Agreement.

STOCK OPTION PLAN

AccessIT's stock option plan ("the Plan") currently provides for the issuance of up to 1,150,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. On June 9, 2005, the Company's Board of Directors approved the expansion of the Plan from 850,000 to 1,150,000 options, which was approved by the stockholders at the annual meeting held on September 15, 2005 (the "Annual Meeting").

During the six months ended September 30, 2005, under the Plan, the Company granted 202,500 options to its employees, and 40,000 options to four (4) members of our Board of Directors, all at an exercise price range from $6.01 to $10.07 per share.

As of September 30, 2005, options covering 1,030,897 shares of the Company's Class A Common Stock had been granted under the Plan having been approved by the stockholders at the Annual Meeting.

As of September 30, 2005 under AccessDM's separate stock option plan, AccessDM has issued options to purchase 1,055,000 of its shares to employees, and there were options to purchase 945,000 shares of AccessDM common stock available for grant. During the six months ended September 30, 2005, AccessDM issued options to purchase 50,000 shares of its common stock to an employee at an exercise price to be determined following an appraisal of such options.

WARRANTS

In connection with the issuance of the 5-Year Notes, the Company issued warrants to the holders of the 5-Year Notes to purchase 440,500 shares of Class A Common Stock (the "5-Year Notes Warrants). The 5-Year Notes Warrants were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related notes payable. In March 2004, the Company completed the Exchange Offer covering the majority of the outstanding 5-Year Notes and related 5-Year Notes Warrants, and the remaining $1,421 aggregate amount of underlying 5-Year Notes Warrants was amortized to non-cash interest expense. During the six months ended September 30, 2004, and 2005 a total of $191 and $33, respectively, was amortized to non-cash interest expense to accrete the remaining value of the notes to their face value over the expected term of the related notes. Additionally, in connection with the early repayment of the Remaining 5-Year Notes, in July 2005, the remaining value of the 5-Year Notes Warrants was amortized to non-cash interest expense, totaling $43.

In connection with the July 2005 Private Placement, the Company issued to certain institutional and other accredited investors in the July 2005 Private Placement, warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share. The July 2005 Private Placement Warrants are exercisable from the date of issuance and for a period of five (5) years thereafter. The July 2005 Private Placement Warrants are callable by the Company, subject to certain conditions, after the later of: (i) the seven (7) month anniversary from the date of the issuance and (ii) the date on which the registration statement required under the registration rights agreement referenced below is declared effective; provided that the trading price of the Company's Class A Common Stock is 200% of the applicable exercise price for twenty (20) consecutive trading days. The Company agreed to register the resale of the Class A Common Stock and the shares of the Class A Common Stock underlying the warrants issued for the July 2005 Private Placement with the SEC by filing a Form S-3 on or before August 20, 2005. The Company filed the Form S-3 on August 18, 2005, and the Form S-3 was declared effective by the SEC on August 31, 2005. As of September 30, 2005, no July 2005 Private Placements Warrants had been exercised.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19"), and the terms of the July 2005 Private Placement Warrants, the fair value of the July 2005 Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Such liability was reclassified to equity as of the August 31, 2005 effective date of the registration statement.

The fair value of the July 2005 Private Placement Warrants was estimated to be $800 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate of 3.84%, the contractual life of 5-years and volatility of 55%. The fair value of the July 2005 Private Placement Warrants was re-measured at August 31, 2005 and estimated to be $1,050. The increase in the fair value of

$250 from the transaction date to August 31, 2005 was recorded as other income, net in the unaudited Consolidated Statement of Operations.

In connection with the June 2004 Private Placement, the Company issued to the investors and to the investment firm the June 2004 Private Placement Warrants. The June 2004 Private Placement Warrants are exercisable from the date of issuance and for a period of five (5) years thereafter. However, the June 2004 Private Placement Warrants may be redeemed by the Company at any time after the date that is one (1) year from the issue date, upon thirty (30) days advance written notice to the holder, for $0.05 per share pursuant to the June 2004 Private Placement Warrant to purchase shares of Class A Common Stock, provided, that: (i) a registration statement with the SEC is then in effect as to such Class A Common Stock and will be in effect as of a date thirty (30) days from the date of giving the resale of the redemption notice and (ii) for a period of twenty (20) trading days prior to the giving of the redemption notice the Class A Common Stock have closed at a price of $8.29 per share or higher. The Company agreed to register the Class A Common Stock issued and to be issued upon exercising of the June 2004 Private Placement Warrants with the SEC by filing a Form SB-2 on or before July 5, 2004. The Company filed the Form SB-2 on July 2, 2004, which was declared effective on July 20, 2004. Through September 30, 2005, the investors exercised 62,500 June 2004 Private Placement Warrants in exchange for $300 in cash. As of September 30, 2005, 241,875 June 2004 Private Placement Warrants remain unexercised.

In accordance with EITF 00-19, and the terms of the June 2004 Private Placement Warrants, the fair value of the June 2004 Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Such liability was reclassified to equity as of the July 20, 2004 effective date of the registration statement.

The fair value of the June 2004 Private Placement Warrants was estimated to be $797 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate of 3.94%, a contractual life of five (5) years and volatility of 72%. The fair value of the warrants issued in the June 2004 Private Placement was re-measured at June 30, 2004 and estimated to be $776. The decrease in the fair value of $21 from the transaction date to June 30, 2004 was recorded as a credit to other income, net in the unaudited Consolidated Statement of Operations. The fair value of the June 2004 Private Placement Warrants decreased by $70 from June 30, 2004 to July 20, 2004 and such decrease was recorded as a credit to Other income, net in the unaudited Consolidated Statement of Operations.

In February 2005, the Company issued the Convertible Debenture Warrants. The Convertible Debenture Warrants have an initial exercise price of $4.44 per share, and were exercisable beginning on September 9, 2005 until five (5) years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which was included in additional paid-in capital on the unaudited Consolidated Balance Sheet.

As detailed further in Note 4, in August 2005 the Company entered into the Conversion Agreement with the investors to: (1) convert their Convertible
Debentures into 1,867,322 shares of Class A Common Stock; (2) exercise their Convertible Debentures Warrants for 560,196 shares of Class A Common Stock by paying $2,500; (3) issue to the investors the 760,196 New Warrants to purchase Class A Common Stock at an exercise price of $11.39 per share; and (4) issue to the investors 71,359 New Shares of Class A Common Stock. The New Warrants were immediately exercisable upon issuance and for a period of five (5) years thereafter. The Company is required to register the shares of Class A Common Stock underlying the New Warrants on Form S-3 on or before November 16, 2005.

In accordance with EITF 00-19, and the terms of the New Warrants, the fair value of the New Warrants is being initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. As the Form S-3 had not been filed as of September 30, 2005, the New Warrants were reflected on the Company's unaudited Consolidated Balance Sheet. Such liability will be reclassified to equity when the Form S-3 is declared effective.

The fair value of the New Warrants was estimated to be $4,990 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends: risk-free interest rate of 4.01%, the contractual life of 5-years and volatility of 56%. The fair value of the New Warrants was re-measured at September 30, 2005 and estimated to be $3,490. The decrease in the fair value of $1,500 from the transaction date to September 30, 2005 was recorded as to other expense, net in the unaudited Consolidated Statement of Operations.

In connection with the Company's initial public offering in 2003, the Company issued a warrant to purchase up to 120,000 shares of Class A Common Stock to the underwriter (the "Underwriter Warrants") at an exercise price of $6.25 per share. The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03. Through September 2005, 49,725 Underwriter Warrants were exercised, for which the Company received $300 and issued 49,725 shares of Class A Common Stock. In addition, 59,140 Underwriter Warrants were exercised on a cashless basis, which resulted in the issuance of 33,278 shares of Class A Common Stock. As of September 30, 2005, 3,775 Underwriter Warrants remain unexercised.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On June 15, 2005, the Company entered into a digital cinema framework agreement (the "Framework Agreement") with Christie through the Company's newly formed wholly-owned subsidiary, Christie/AIX, whereby, among other things (1) Christie/AIX will seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; and (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems or to house them in the exhibitor locations.

An amendment to the Framework Agreement, dated August 31, 2005 extended the termination provisions through September 30, 2005 and pursuant to a second amendment to the Framework Agreement, dated September 30, 2005 Christie and Christie/AIX agreed to eliminate such termination provisions, except to allow for termination in the event that financing cannot be obtained to purchase the Systems. Additionally, the parties have agreed to extend the number of systems which may be ordered, to 4,000 Systems.

In connection with facilitating deployment of the Systems the Company has entered into digital cinema deployment agreements with certain distributors of motion pictures, for distribution of movie releases to theaters equipped with the Systems, and providing for payment of virtual print fees to Christie/AIX.

As of September 30, 2005, Christie / AIX has ordered 200 of the Systems from Christie. None of the Systems were delivered by Christie as of that date.

From inception through November 3, 2003, the Company had derived all of the revenues from monthly license fees and fees from other ancillary services provided by the Company at our IDCs, including fees from various services under the colocation space contract with KMC Telecom ("KMC"), which such contract expires on December 31, 2005. The Company has received an indication from KMC that they will not renew the contract for at least some of the current sites which are licensed under such contract. In addition, certain other data center customer contracts will expire over the next several months, and the Company has not yet received indications of whether and on which terms these contracts will be renewed. Total monthly revenue from KMC is approximately $150. Additionally the Company has two (2) other large data center customer contracts that are expiring before July 1, 2006, which currently provide approximately $108 of total monthly revenue. We have not yet received an indication as to whether these contracts will be renewed.

Certain of the Company's data center facility leases expire over the next several months, and the Company is in the process of evaluating whether it will renew those leases.

NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                             --------------------      --------------------
                                                             2004            2005      2004            2005
                                                             ----            ----      ----            ----

Interest paid........................................        $205            $357      $275            $813
Issuance of warrants to purchase common stock........         $70          $3,490      $706          $3,490


NOTE 8. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has two reportable segments: Media Services and Data Center Services. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. The Media Services segment consists of Hollywood SW, AccessDM, FiberSat and the Pavilion Theatre and Christie/AIX. Hollywood SW develops and licenses software to the theatrical distribution and exhibition industries, provides services as an ASP, and provides software enhancements and consulting services. AccessDM is in the business of storing and distributing digital content to movie theaters and other venues. FiberSat is in the business of providing satellite-based broadband video, data and Internet transmission and encryption services for multiple customers in the broadcast and cable television and communications industries, and also operates an outsourced networks operations center. The Pavilion Theatre is a nine-screen movie theatre and cafe. Christie/AIX serves as the financing vehicle and administrator for the deployment of digital cinema projection systems to exhibitors in the movie entertainment industry. The Data Center Services segment provides services through its nine IDC's including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment, and the operations of Managed Services. Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.

Information related to the segments of the Company and its subsidiaries is detailed below:

                                                            MEDIA    DATA CENTER                 TOTAL
                                                           SERVICES    SERVICES   CORPORATE   CONSOLIDATED
                                                         ----------  -----------  ---------  -------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004:
     Loss before other income/ (expense) .............   $   (356)   $   (517)    $   (809)  $ (1,682)
     Depreciation and Amortization ...................        309         453           26        788
     Loss before interest, taxes, depreciation and
     amortization ....................................   $    (47)   $    (64)    $   (783)  $   (894)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005:
     Loss before other income/ (expense) .............   $ (1,050)       (123)    $ (1,213)  $ (2,386)
     Depreciation and Amortization ...................        703         473           13      1,189
    Income (loss) before interest, taxes, depreciation
     and amortization ................................   $   (347)   $    350     $ (1,200)  $ (1,197)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004:
     Loss before other income/ (expense) .............   $   (690)   $    637     $ (2,528)  $ (2,581)
     Depreciation and Amortization ...................        600         912           50      1,562
     Income (loss) before interest, taxes,
     depreciation and amortization ....................  $    (90)   $  1,549     $ (2,478)  $ (1,019)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005:
    Loss before other income/ (expense) ..............   $ (1,927)   $   (137)    $ (2,259)  $ (4,323)
    Depreciation and Amortization ....................      1,484          41          928      2,453
    Income (loss) before interest, taxes, depreciation
    and amortization .................................   $   (443)   $    791     $ (2,218)  $ (1,870)





AS OF SEPTEMBER 30, 2004:
     Total Assets ....................................   $ 12,403    $  6,269     $  2,815   $ 21,487

AS OF SEPTEMBER 30, 2005:
     Total Assets ....................................   $ 33,499       3,509     $ 13,227   $ 50,235

NOTE 9. RELATED PARTY TRANSACTIONS

As of September 30, 2004 and 2005, the Company had principal amounts of $4,000 and $2,220 respectively, in notes payable to related parties, including officers of the Company. During the three months ended September 30, 2004 and 2005, there were $254 and $0, respectively, of principal repayments for these notes payable. During the six months ended September 30, 2004 and 2005, there were $378 and $134, respectively, of principal repayments for these notes payable. In addition, as described in Note 4, all of the Company's 6% Convertible Notes were converted into Class A Common Stock during the three months ended September 30, 2005. Included in this conversion was $1,400 of 6% Convertible Notes payable to certain officers and directors of the Company, which was converted into 248,283 shares of Class A Common Stock.

NOTE 10. SUBSEQUENT EVENTS

 In connection with the Conversion Agreement (see Note 4), in November 2005 the Company obtained the necessary shareholder approvals required to issue the New Warrants and the New Shares. The Company is required to file a Form S-3 with the SEC in order to register the resale of the New Shares and the shares of Class A Common Stock underlying the New Warrants, on or before November 16, 2005.

In October 2005, in order to adopt a more consistent naming strategy amongst its divisions, the Company began referring to Hollywood SW as "AccessIT Software" and FiberSat as "AccessIT Satellite and Support Services".

In October 2005, the Company sent notices to the investors in the June 2004 Private Placement, informing them that the call provision on their June 2004 Private Placement Warrants has been triggered. Within thirty (30) days, the investors must either exercise their June 2004 Private Placement Warrants for cash, on a cashless basis, or allow the Company to purchase the June 2004 Private Placement Warrants for $0.05 each. In response, in November 2005 several investors exercised their June 2004 Private Placement Warrants to purchase a total of 60,000 shares by paying $288 in cash.

In October 2005, Hollywood SW executed a lease agreement for a new headquarters facility. The Company entered in to a standby letter of credit in the amount of $180 in connection with the lease.

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

OVERVIEW

AccessIT was organized on March 31, 2000 and we are in the business of providing software services and technology solutions to the motion picture industry, and operating IDC's and providing Managed IT Services. Recently, we have actively expanded into new and interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide, and to support the rollout of digital cinema equipment nationwide. These businesses, supported by our internet data center and managed services business, have become our primary strategic focus.

We have two reportable segments: Media Services, which represents the operations of Hollywood SW, AccessDM (including the acquired assets of the Boeing Company ("Boeing"), the Pavilion Theatre, FiberSat and Christie/AIX, and Data Center Services, which comprise the operations of our nine IDCs and the operations of Managed Services. For the three and six months ended September 30, 2004, we received 30% and 27%, respectively, of our revenue from the Media Services segment and 70% and 73%, respectively, of our revenue from the Data Center Services segment. For the three and six months ended September 30, 2005, we received 58% and 59%, respectively, of our revenue from the Media Services segment and 42% and 41%, respectively, of our revenue from the Data Center Services segment.

From our inception through November 3, 2003, all of our revenues had been derived from monthly license fees and fees from other ancillary services provided by us at our IDCs, including fees from various services under the colocation space contract with KMC Telecom ("KMC"), which such contract expires on December 31, 2005. We have received an indication from KMC that they will not renew the contract for at least some of the current sites, which are licensed under such contract. In addition, certain other data center customer contracts will expire over the next several months, and we have not yet received indications of whether and on which terms these contracts will be renewed. Also, certain data center facility leases expire over the next several months, and we are in the process of evaluating whether we will renew those leases. Managed Services generates revenues primarily from managed network services. Hollywood SW generates revenues from software license fees, ASP fees, enhancements, and consulting and maintenance fees. AccessDM generates revenues from the delivery of movies and other content into movie theaters. FiberSat derives its revenues from satellite network monitoring and maintenance fees associated with the processing, storage, encryption and transmission of television and data signals. The Pavilion Theatre is a nine-screen fully functional multiplex theatre which generates mainly box office and concession revenue. Christie/AIX primary purpose is to acquire digital cinema equipment for movie theaters and generate revenues by collecting virtual print fees and other fees in connection with the transition to digital cinema. Through September 30, 2005, Christie/AIX has not generated any revenues. We incurred net losses of $2.7 million and $11.8 million in the six months ended September 30, 2004 and 2005, respectively, and we have an accumulated deficit of $33.2 million as of September 30, 2005. We anticipate that, with our recent acquisitions, the operation of AccessDM, and the future operations of Christie/AIX our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

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

FiberSat revenues consist of satellite network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts with terms ranging from month to month and a maximum of six (6) years including renewals, which are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis in the period in which the services were provided.

 AccessDM revenues consist of: (1) satellite delivery revenues, (2) encryption and preparation fee revenues, and (3) landing fees for delivery to each movie theatre. These revenues are recognized upon completion of the related services.

Additionally, the Pavilion Theatre revenues consist of the sale of movie theatre admissions and concession food and beverages, which are made, either in cash or via customer credit cards at the time of the transaction. Revenues are recognized at the time the transaction is complete, as the earnings process has been culminated, in accordance with SAB No. 104.

Data Center Services

Within our Data Center Services segment, IDC revenues consist of license fees for colocation space, riser access charges, electric and cross-connect fees, and non-recurring equipment installation fees. Revenues from our IDCs, riser access charges, electric and cross-connect fees are billed monthly and, in accordance with SAB 104, are recognized ratably over the terms of the contracts, which is generally one (1) to nine (9) years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts such as prepaid license fees and other amounts, which are collected prior to satisfying the above revenue recognition criteria, are classified as deferred revenues. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenues. In addition, within our Data Center Services segment, Managed Services revenues consist of network monitoring and maintenance fees. These fees consist of monthly recurring billings pursuant to contracts, which are recognized as revenues in the month earned, and other billings, which are recognized on a time and materials basis in the period in which the services were provided.

CAPITALIZED SOFTWARE COSTS

We account for software costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five (5) years. We review capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the six months ended September 30, 2005. Amortization of capitalized software development costs, included in costs of revenues, for the six months ended September 30, 2004 and 2005 amounted to $126,000 and $296,000 respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of September 30, 2005, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses for satellite transmission services, trade names and trademarks, and a liquor license which are estimated to have useful lives ranging from two (2) to ten
(10) years. In addition, we have recorded goodwill in connection with the acquisitions of Hollywood SW, Managed Services, FiberSat, and the Pavilion Theatre.

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

DESCRIPTION OF LINE ITEMS

The following is a description of certain line items from our statements of operations:

     o Media Services revenues include charges for software license fees, ASP service fees, consulting, development and maintenance fees, digital movie delivery fees, satellite delivery services, and box office and concession revenue. Media Services revenue are those generated by Hollywood SW, AccessDM, FiberSat, and the Pavilion Theatre. Through September 30, 2005, Christie/AIX has generated no revenue. Our Data Center Services revenues include charges for monthly license fees for IDC space, electric fees, riser access charges and installation fees, and managed network monitoring fees.

     o Cost of revenues consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs and amortization of capitalized software development costs, and film rental and other theatre operating expenses mainly related to labor and facility costs.

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

     o Non-cash interest expense represents the accretion of the value of warrants attached to our five-year 8% promissory notes (the "5 Year Notes") and 7% convertible debentures (the "Convertible Debentures"), and the imputing of interest on a non-interest bearing note payable.

     o Debt conversion expense represents the value of common stock and warrants issued in our August 2005 conversion of convertible notes payable in common stock.

PRIVATE PLACEMENTS

On July 28, 2005, we entered into a private placement (the "July 2005 Private Placement") with certain institutional and other accredited investors to issue and sell 1,909,115 unregistered shares of our Class A Common Stock at a sale price of $9.50 per share to certain investors for gross proceeds of $18.1 million. We are using the net proceeds to fund the capital investments for the deployment of the first 200 Christie/AIX digital cinema projectors and related equipment under our previously announced Framework Agreement, and for working capital and general corporate purposes. We also issued to certain institutional and other accredited investors the July 2005 Private Placement warrants to purchase up to 477,275 shares of our Class A Common Stock at an exercise price of $11.00 per share, exercisable upon receipt (the "July 2005 Private Placement Warrants"). We agreed to register the resale of Class A Common Stock issued and the shares of Class A Common Stock underlying warrants issued in the July 2005 Private Placement with the SEC by filing a Form S-3 on or before August 20, 2005. The Company filed the Form S-3 on August 18, 2005, and the Form S-3 was declared effective by the SEC on August 31, 2005.

On February 10, 2005, we completed a private placement of $7.6 million of Convertible Debentures. The Convertible Debentures bear interest at the rate of 7% per year and are convertible into shares of our Class A Common Stock at the price of $4.07 per share, subject to possible adjustments from time to time. In connection with the Convertible Debenture offering, we issued the participating institutional investors warrants (the "Convertible Debentures Warrants"), exercisable for up to 560,196 shares of Class A Common Stock at an initial exercise price of $4.44 per share, subject to adjustments from time to time. The Convertible Debentures Warrants are exercisable beginning on September 9, 2005 until five (5) years thereafter, and have been valued at $1.1 million which is accounted for as a debt issuance discount. As a result, there is a beneficial conversion feature and we recognized a $605 charge, for the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

We agreed to register for resale, among other things, the Class A Common Stock underlying the Convertible Debentures and Convertible Debentures Warrants with the SEC within thirty (30) days from the closing. If, among other things, the registration statement was not filed within thirty (30) days or was not declared effective within ninety (90) days (120 days in the event of an SEC review), then cash delay payments equal to 1% of the offering proceeds per month would have applied. We filed the registration statement on March 11, 2005; the registration statement was declared effective by the SEC on March 21, 2005.

In August 2005 we entered into a conversion agreement (the "Conversion Agreement") with the investors to: (1) convert their Convertible Debentures into 1,867,322 shares of Class A Common Stock; (2) exercise the Convertible Debenture Warrants for 560,196 shares of Class A Common Stock by paying $2.5 million; (3) issue to the investors 760,196 warrants to purchase Class A Common Stock at an exercise price of $11.39 per share; and (4) issue to the investors 71,359 shares of Class A Common Stock as payment of interest from August 2005 through February 10, 2007, which was the optimal redemption date. The New Warrants were immediately exercisable upon issuance and for a period of five (5) years thereafter. We are required to register the shares underlying the New Warrants on Form S-3 on or before November 16, 2005.

On October 26, 2004, we entered into a private placement with certain investors whereby we issued 282,776 unregistered shares of our Class A Common Stock at $3.89 per share to certain accredited investors for gross proceeds of $1.1 million. These shares carry piggyback and demand registration rights, at the sole expense of the investors. We realized net proceeds of approximately $1.023 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A Common Stock on a Form S-3, and the Form S-3 was declared effective by the SEC on March 21, 2005.

On June 4, 2004, we concluded a private placement (the "June 2004 Private Placement") with several investors whereby we issued 1,217,500 unregistered shares of our Class A Common Stock at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were approximately $4.0 million, which is being used for capital investments and working capital. We also issued to investors and to the investment firm warrants to purchase a total of 304,375 shares of our Class A Common Stock at an exercise price of $4.80 per share (the "June 2004 Private Placement Warrants"), which became exercisable upon receipt. The warrants issued at the June 2004 Placement are callable by the Company at a price of $.05 per warrant if the closing price of our Class A Common Stock is above $8.92 for thirty (30) consecutive days. We agreed to file a registration statement for the resale of the shares of Class A

Common Stock and the Class A Common Stock underlying the warrants issued in the June 2004 Private Placement with the SEC by filing a Form SB-2 on or before July 5, 2004. We filed the Form SB-2 on July 2, 2004, and the Form SB-2 was declared effective by the SEC on July 20, 2004. Through September 30, 2005, 62,500 June 2004 Private Placement Warrants were exercised in exchange for $300,000 in cash and 241,875 June 2004 Private Placement Warrants remain unexercised. In October 2005, the Company sent notices to the investors informing them that the call provision has been triggered. Within thirty (30) days, the investors must either exercise their June 2004 Private Placement Warrants for cash, on a cashless basis, or allow the Company to purchase the warrants for $.05 each.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 153, "Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured on the fair value of the assets exchanged. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. AccessIT is evaluating the requirements of SFAS 153 and has not determined the impact on its financial condition or results of operations. The effective date for AccessIT to adopt this standard due to its fiscal reporting first interim or annual reporting period is April 1, 2006.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," "SFAS 150", which became effective July 1, 2003 and establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact on AccessIT financial statements due to the adoption of this standard.

In December 2004, the FASB issued SFAS No. 123, as revised, which revises the original guidance contained in SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123, as revised, a publicly traded entity such as AccessIT will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, including AccessIT, this is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which is our fiscal year beginning April 1, 2006.

Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Our total revenues were $2.2 million and $3.9 million for the three months ended September 30, 2004 and 2005, respectively, an increase of 77%. The increase was primarily attributable to $1.6 million in revenues resulting from the FiberSat Acquisition and the Pavilion Theatre Acquisition (the "2005 Acquisitions"). The remaining was attributable to an increase in our existing businesses, with increased revenue from our Media Services and Data Center Services segments of $20,000 and $107,000 respectively.

COST OF REVENUES. Our cost of revenues was $1.3 million and $2.9 million for the three months ended September 30, 2004 and 2005, respectively, an increase of 123%. This increase was primarily attributable to costs associated with increased revenues from our 2005 Acquisitions, which resulted in added costs of $1.2 million. Also contributing to the overall increase in cost of revenues were costs associated with increased revenues, software amortization expenses related to our TDS and EMS product lines, within our Media Services segment, and higher utility and data circuit costs in our Data Center Services segment.

GROSS PROFIT. Gross profit was $935,000 and $1.0 million for the three months ended September 30, 2004 and 2005, respectively. Our 2005 Acquisitions provided $386,000 in gross profit, offset by a decreases in gross profit of our existing businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $1.2 million and $2.0 million for the three months ended September 30, 2004 and 2005, respectively, an increase of 67%. The increase is primarily due to higher personnel costs associated with additional headcount from our 2005 Acquisitions and from our Christie/AIX division, compared to the prior year. As of September 30, 2004 and 2005, we had 44 and 108 employees, respectively, and six and 47 of whom were part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $527,000 and $12,000 for the three months ended September 30, 2004 and 2005, respectively. The decrease is primarily due to the provision of $499,000 during the three months ended September 30, 2004 related to the bankruptcy of Norvergence, a data center customer, which has since been written off.

RESEARCH AND DEVELOPMENT. We recorded expenses of $120,000 and $154,000 for the three months ended September 30, 2004 and 2005, respectively an increase of 28%. The increase is attributable to research and development efforts at Media Services related primarily to the development of digital software applications.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $788,000 and $1.2 million for the three months ended September 30, 2004 and 2005, respectively, an increase of 53%. The 2005 Acquisitions resulted in increased depreciation and amortization of $268,000, while the remainder of the increase was increased depreciation associated with capital investments in digital cinema assets.

INTEREST EXPENSE. Interest expense was $91,000 and $1.1 million for the three months ended September 30, 2004 and 2005, respectively. The increase was primarily due to interest associated with the $7.6 million of 7% Convertible Debentures and $1.7 million of 6% convertible notes issued in February 2005 (the "6% Convertible Notes"), and interest expense on our capital lease at the Pavilion Theatre. Additionally, $730,000 of debt issuance costs was charged to expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $66,000 and $1.1 million for the three months ended September 30, 2004 and 2005, respectively. Non-cash interest expense results from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bear interest at 7% per year) and the 5-Year Notes. During the three months ended September 30, 2005, $999,000 of expense was recorded representing the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures.

DEBT CONVERSION EXPENSE. As discussed in Note 4, debt conversion expense resulted from the conversion of the $7.6 million Convertible Debentures, representing the value of the New Shares and New Warrants in the amount of $6,083 including related fees.

OTHER, INCOME NET. Other income, net was $56 and $1,250 for the three months ended September 30, 2004 and 2005, respectively. The 2005 amount is due to the change in value of the July 2005 Private Placement Warrants and the New Warrants.

INCOME TAX BENEFIT. Income tax benefit was $78,000 for the three months ended September 30, 2004 and 2005, respectively. Both amounts are related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS.  As a result of the  foregoing,  we had net losses of $1.7 million and
$9.3  million  for  the  three  months  ended   September  30,  2004  and  2005,
respectively.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Our total revenues were $4.4 million and $7.9 million for the six months ended September 30, 2004 and 2005, respectively, an increase of 80%. The increase was primarily attributable to $3.1 million in revenues resulting from the 2005 Acquisitions. The remaining was attributable to an increase in our existing businesses, with increased revenue from our Media Services and Data Center Services segments of $360,000 and $47,000, respectively.

COST OF REVENUES. Our cost of revenues was $2.4 million and $5.6 million for the six months ended September 30, 2004 and 2005, respectively, an increase of 133%. This increase was primarily attributable to costs associated with increased revenues from our 2005 Acquisitions, which resulted in added costs of $2.4 million. Also contributing to the overall increase in cost of revenues were costs associated with increased revenues, software amortization expenses related to our TDS and EMS product lines, within our Media Services segment, and higher utility and data circuit costs in our Data Center Services segment.

GROSS PROFIT. Gross profit was $2.0 million and $2.2 million for the six months ended September 30, 2004 and 2005, respectively, an increase of 10%. Our 2005 Acquisitions provided $711,000 in gross profit, while the remaining resulted from our existing businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses were $2.3 million and $3.8 million for the six months ended September 30, 2004 and 2005, respectively, an increase of 65%. The increase is primarily due to higher personnel costs associated with additional headcount from our 2005 Acquisitions and from our Christie/AIX division compared to the prior year. As of September 30, 2004 and 2005, we had 44 and 108 employees, respectively, and six and 47 of whom were part-time employees, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts was $527,000 and $35,000 for the six months ended September 30, 2004 and 2005, respectively. The decrease is primarily due to the provision of $499,000 during the three months ended September 30, related to the bankruptcy of Norvergence, a data center customer, which has since been written off.

RESEARCH AND DEVELOPMENT. We recorded expenses of $167,000 and $287,000 for the six months ended September 30, 2004 and 2005, respectively an increase of 72%. The increase is attributable to research and development efforts at Media Services related primarily to the development of digital software applications.

NON-CASH, STOCK-BASED COMPENSATION. We recorded non-cash, stock-based compensation of $4,000 and $0 for the six months ended September 30, 2004 and 2005, respectively. These amounts represent the fair value of stock options granted to non-employees in exchange for goods and services, amortized over the vesting period, which ranges from immediate vesting to three years. The types of services performed by non-employees in exchange for stock options included advisory services on real estate matters, and advertising and marketing. The fair value of these stock options was determined using the Black-Scholes option pricing model. The decrease was due to the full amortization of non-employee options in the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.6 million and $2.5 million for the six months ended September 30, 2004 and 2005, respectively, an increase of 56%. The 2005 Acquisitions resulted in increased depreciation and amortization of $626,000, while the remainder of the increase was depreciation associated with capital investments in digital cinema assets.

INTEREST EXPENSE. Interest expense was $188,000 and $1.5 million for the six months ended September 30, 2004 and 2005, respectively. The increase was primarily due to interest associated with the $7.6 million of Convertible Debentures and $1.7 million of 6% Convertible Notes issued in February 2005, and interest expense on our capital lease at the Pavilion Theatre. Additionally, $730,000 of debt issuance costs was charged to expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes.

NON-CASH INTEREST EXPENSE. Non-cash interest expense was $113,000 and $1.3 million for the six months ended September 30, 2004 and 2005, respectively. Non-cash interest expense results from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bear interest at 7% per year) and the 5-Year Notes. During the three months ended September 30, 2005, $999,000 of expense was recorded representing the remaining accretion of the notes in connection with the conversion of the $7.6 million of Convertible Debentures.

DEBT CONVERSION EXPENSE. As discussed in Note 4, debt conversion expense resulted from the conversion of the 7.6 million Convertible Debentures, representing the value of the New Shares and New Warrants in the amount of $6,083, including related fees.

OTHER INCOME, NET. Other income, net was $45 and $1,234 for the six months ended September 30, 2004 and 2005, respectively. The 2005 amount is primarily due to the change in value of the July 2005 Private Placement Warrants and the New Warrants.

INCOME TAX BENEFIT. Income tax benefit was $156,000 for the six months ended September 30, 2004 and 2005, respectively. Both amounts are related to the amortization of a deferred tax liability related to our acquisition of Hollywood SW and Managed Services.

NET LOSS.  As a result of the  foregoing,  we had net losses of $2.7 million and
$11.8   million  for  the  six  months  ended   September  30,  2004  and  2005,
respectively.

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

On June 15, 2005, we entered into the Framework Agreement with Christie through AccessDM's wholly-owned subsidiary, Christie/AIX whereby, among other things (1) Christie/AIX will seek to raise financing to purchase 200 of Christie's Systems at agreed-upon prices; (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems, to house them in the exhibitor locations.

An amendment to the Framework Agreement, dated August 31, 2005 extended the termination provisions through September 30, 2005 and pursuant to a second amendment to the Framework Agreement, dated September 30, 2005 Christie and Christie/AIX agreed to eliminate such termination provisions, except to allow for termination in the event that financing cannot be obtained to purchase the Systems. Additionally, the parties have agreed to extend the number of systems which may be ordered to 4,000 Systems.

In connection with facilitating deployment of the Systems the Company has entered into digital cinema deployment agreements with certain distributors of motion pictures, for distribution of movie releases to theaters equipped with the Systems, and providing for payment of virtual print fees to Christie/AIX. The Company is attempting to negotiate agreements with additional distributors, and with exhibitors who would agree to place the Systems in their movie theaters.

As of September 30, 2005, Christie / AIX has ordered 200 of the Systems from Christie and has deposited some of the purchase price with Christie. None of the Systems were delivered by Christie as of that date.

In August 2005 we entered into the Conversion Agreement with the investors holding all of our Convertible Debentures to: (1) convert their Convertible Debentures into 1,867,322 shares of Class A Common Stock; (2) exercise their Convertible Debenture Warrants for 560,196 shares of Class A Common Stock by paying $2.5 million; (3) issue to the investors 760,196 New Warrants to purchase Class A Common Stock at an exercise price of $11.39 per share; and (4) issue to the investors 71,359 shares of Class A Common Stock as payment of interest from August 2005 through February 10, 2007, which was the optimal redemption date. The New Warrants were immediately exercisable upon issuance and for a period of five (5) years thereafter. We are required to register the shares underlying the New Warrants on Form S-3 by November 16, 2005. As a result of the Conversion Agreement we have no Convertible Debentures outstanding as of September 30, 2005.

In connection with the Pavilion Theater Acquisition in February 2005, we issued to the seller a 8%, 4-year $1.7 million note (the "Pavilion Note"). In September 2005, the seller agreed to an early repayment of the Pavilion Note for $500,000. As a result, as of September 30, 2005 the Pavilion Note has been fully repaid.

On November 17, 2004, we acquired substantially all of the assets and assumed certain specified liabilities of FiberSat. The initial purchase price for FiberSat consisted of 500,000 unregistered shares of our Class A Common Stock, and we agreed to repay certain liabilities of FiberSat on or before the closing of the acquisition, with up to $500,000 in cash and 100,000 unregistered shares of our Class A Common Stock. We had the option to exchange up to 50,000 of such 100,000 shares of Class A Common Stock to increase the cash, and thereby decrease the Class A Common Stock portion of such repayment based on the ratio of one Class A Common Stock for each $5.00 of additional cash. We repaid these liabilities by paying approximately $381,000 and issuing 40,000 shares of our Class A Common Stock. In addition, we may be required to pay a contingent purchase price for any of the three (3) years following the acquisition in which certain earnings targets are achieved. We have also agreed to a one-time issuance of additional unregistered shares to the sellers in accordance with a formula if, during the ninety (90) days following the applicable lock-up period, the average value of our Class A Common Stock during such ninety (90) days declines below an average of $3.17 per share. Since our Class A Common Stock did not trade below an average of $3.17 per share during this period, no additional shares were issued.

On October 26, 2004, we entered into the October 2004 Private Placement with an investor whereby we issued 282,776 unregistered shares of Class A Common Stock at $3.89 per share to the investors for gross proceeds of $1.1 million. These shares carry piggyback and demand registration rights. We realized net proceeds of approximately $1.0 million, which were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and we registered the resale of all of the 282,776 shares of Class A Common Stock on a Form S-3, and the Form S-3 was declared effective by the SEC on March 21, 2005.

On July 2, 2004, we received notice that certain creditors of one of our data center customers named NorVergence filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We also have a first security interest in NorVergence accounts receivable. On January 26, 2005 the bankruptcy court approved a motion for the trustee to pay us $121,000 for past due accounts receivable, and on February 25, 2005 we received the payment. As of September 30, 2005, we collected approximately $35 of our claim against the customer accounts receivable.

On June 4, 2004, we concluded the June 2004 Private Placement with several investors whereby we issued 1,217,500 unregistered shares of our Class A Common Stock at a sale price of $4.00 per share. The total net proceeds, including fees and expenses to register the securities were $4.0 million, which is being used for capital investments and working capital. We also issued 304,375 June 2004
Private Placement Warrants, at an exercise price of $4.80 per share, which became exercisable upon receipt. Through September 30, 2005, 62,500 June 2004 Private Placement Warrants were exercised and 241,875 June 2004 Private Placement Warrants remain unexercised. The June 2004 Private Placement warrants are callable by the Company at a price of $.05 per warrant if the closing price of our Class A Common Stock is above $8.92 for 30 consecutive days. In October 2005, the Company sent notices to the investors informing them that the call provision has been triggered. Within thirty (30) days, the investors must either exercise their June 2004 Private Placement Warrants for cash, on a cashless basis, or allow the Company to purchase the June 2004 Private Placement Warrants for $.05 each.

On March 24, 2004, we refinanced $4.2 million aggregate principal amount (plus accrued and unpaid interest) by completing an exchange (the "Exchange Offer") of our previously issued 5-year notes (the "5-Year Notes"). In exchange for those notes, we issued 707,477 unregistered shares of our Class A Common Stock and $1.7 million aggregate principal amount of 6% convertible notes (the "Convertible Notes"), which were initially convertible into a maximum of 307,871 shares of our Class A Common Stock. The 6% Convertible Notes automatically convert into Class A Common Stock once the 30-day average closing price exceeds $12.00. In September 2005, the 30-day average closing price exceeded $12.00 and we converted the Convertible Notes on September 13, 2005 into 307,871 shares of Class A Common Stock. As of September 30, 2005 there are no 6% Convertible Notes outstanding.

Following the completion of the Exchange Offer in March 2004, the holders of the two (2) 8% notes ("HS Notes") payable totaling $3.0 million to the founders of Hollywood SW as part of the acquisition price, and $220,000 aggregate principal amount of 5-Year Notes, elected not to participate in the Exchange Offer. In July 2005 we made early repayments of $70 of the remaining 5-Year Notes, and at September 30, 2005 there are no 5-Year Notes outstanding.

On March 29, 2004, we acquired certain digital cinema related assets from Boeing for use in AccessDM's digital cinema business. In connection therewith we issued a 4-year non-interest bearing note for $1.8 million with equal repayments of $450,000 due each year beginning in April 2005. In addition, at any time during the ninety (90) day period beginning March 29, 2005, Boeing could sell its 53,534 unregistered shares of our Class A Common Stock to us for $250,000 in cash. The ninety (90) day period expired on June 29, 2005 and Boeing did not require the Company to repurchase the shares.

On November 3, 2003, we acquired all of the outstanding capital stock of Hollywood SW. In connection with this acquisition, we issued $3.0 million aggregate principal amount of 8% HS Notes, which are secured and senior, with certain exceptions, to all indebtedness during their five (5) year term. Our obligations to repay the HS Notes and to pay any additional purchase price is secured by a pledge of all of Hollywood SW's capital stock and any distributions and proceeds there from, except that we are permitted to receive cash distributions from Hollywood SW to the extent that such distributions do not exceed Hollywood SW's cash flow from operations. As of September 30, 2005, the principal balance of the HS Notes is $2.2 million.

As of September 30, 2005, we had cash and cash equivalents of $14.1 million. Our working capital at September 30, 2005 was $10.7 million.

Our operating activities resulted in net cash outflows of $1.4 and $1.8 million for the six months ended September 30, 2004 and 2005, respectively. The increase in cash outflow was primarily due to an increased net loss from operations offset in part by the add back of debt coversion expense and non-cash interest expense.

Investing activities used net cash of $1.6 million and $7.0 million for the six months ended September 30, 2004 and 2005, respectively. The increase was primarily due to various purchases of computer and other equipment, primarily to support our digital cinema and managed data storage businesses. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Net cash provided by financing activities of $3.5 million for the six months ended September 30, 2004 was primarily due to the June 2004 Private Placement, less repayments of notes payable and capital lease obligations. Net cash provided by financing activities of $18.2 million for the six months ended September 30, 2005 was primarily due to the net proceeds from issuance of common stock, offset slightly by the repayments of notes payable, capital lease obligations,

We have acquired property and equipment under long-term capital lease obligations that expire at various dates through July 2022. As of September 30, 2005, we had an outstanding balance of $6.3 million in capital lease obligations. Our capital lease obligations are at the following locations and in the following principal amounts: at the Pavilion Theatre, building, land and improvements for $6.1 million; at FiberSat, certain computer and satellite equipment for $248,000; at our executive offices, telephone equipment in the remaining principal amount of $17,000, and computer equipment for use in Managed Service's operations of $11,000. As of September 30, 2005, minimum future capital lease payments (including interest) totaling $19.3 million, are due as follows: $1.3 million for the twelve months ending September 30, 2006, $1.1 million for each twelve month period ending from September 30, 2007 through September 30, 2010 , and $13.6 million thereafter (in total). During the six months ended September 30, 2004 and 2005, we made early repayments of $159,000 and $70,000 on capital leases, respectively, in order to achieve interest savings and aid future cash flow.

Other significant commitments consist of obligations under non-cancelable operating leases totaled $14.5 million as of September 30, 2005 and are payable in varying monthly installments through 2015. As of September 30, 2005, minimum future operating lease payments for the twelve months ending September 30, 2006, 2007, 2008, 2009, 2010 and thereafter (in total) were $2.5 million, $2.4 million, $2.4 million, $2.1 million, $1.5 million, and $3.6 million, respectively.

In May 2004, we entered into an agreement with the holder of 750,000 shares of AccessDM's common stock, to exchange all of its shares for 31,300 Shares of unregistered Class A Common Stock.. As a result of the transaction, AccessIT holds 100% of AccessDM's common stock.

In August 2004, our Board of Directors authorized the repurchase of up to 100,000 shares of Class A Common Stock. The shares will be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. Through September 2005 we have purchased 51,440 shares for a total purchase price of $172,000 at an average purchase price of $3.34 per share. As of September 30, 2005, an additional 48,560 shares of Class A Common Stock may be repurchased.

During the six months ended September 30, 2004 and 2005, we have incurred losses of $2.7 million and $11.8 million, respectively, and cash outflows from operating activities of $1.4 million and $1.8 million, respectively. In addition, we have an accumulated deficit of $33.2 million as of September 30, 2005. Furthermore, we have total debt service requirements totaling $634,000 million for the twelve months beginning in October 2005.

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

Our management believes that the net proceeds generated by our financing transaction in July 2005 combined with our cash on hand and cash receipts from existing operations will be sufficient to permit us to continue our operations for at least twelve months from the date of this report.

SUBSEQUENT EVENTS

In connection with the Conversion Agreement, in November 2005 we obtained the necessary shareholder approvals required to issue the New Warrants and the New Shares. The Company plans to file a Form S-3 with the SEC on or before November 16, 2005 to register the resale of the New Shares and the Class A Common Stock underlying the New Warrants.

In October 2005, in order to adopt a more consistent naming strategy amongst its divisions, we began referring to Hollywood SW as "AccessIT Software" and FiberSat as "AccessIT Satellite and Support Services".

In October  2005,  we sent  notices to the  investors  in the June 2004  Private
Placement, informing them that the call provision on the June 2004 Private Placement Warrants has been triggered. Within thirty (30) days, the investors must either exercise their June 2004 Private Placement Warrants for cash, on a cashless basis, or allow the Company to purchase the June 2004 Private Placement Warrants for $.05 each. In response, in November 2005 several investors exercised their June 2004 Private Placement Warrants to purchase a total of 60,000 shares by paying $288 in cash.

In October 2005, Hollywood SW executed a lease agreement for a new headquarters facility. We entered in to a standby letter of credit in the amount of $180 in connection with the lease.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On January 26, 2005 the bankruptcy court in the matter of Norvergence approved a motion for the trustee to pay the Company $121,000 for past due accounts receivable. Additionally, the Company has been granted the right to pursue collection of Norvergence's customer accounts receivable. The Company in settlement of its claim against Norvergence will retain any amounts collected. As of September 30, 2005, we collected approximately $35,000 of our claim against the customer accounts receivable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on September 15, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to our Board of Directors. Details of the voting are provided below:

PROPOSAL 1: Election of Directors and Directors whose terms continue beyond the 2005 Annual Meeting:
(Term expiring in 2006)

                                                     VOTES             VOTES
                                                      FOR             WITHHELD
                                                   ----------         --------

          A. Dale Mayo ......................      17,142,976         167,677
          Kevin J. Farrell ..................      17,087,876         222,777
          Gary S. Loffredo ..................      17,088,876         221,777
          Brett E. Marks ....................      17,088,876         221,777
          Wayne L. Clevenger ................      17,099,976         210,677
          Gerald C. Crotty ..................      17,080,876         229,777
          Robert Davidoff ...................      17,025,676         284,977
          Matthew W. Finlay .................      17,101,376         209,277

PROPOSAL 2:

To amend AccessIT's first amended and restated 2000 stock option
Plan to increase the total number of Class A Shares available           VOTES             VOTES
from the Grant of options thereunder from 850,000 to 1,100,000           FOR             AGAINST        ABSTENTIONS
share                                                                 ----------         -------        -----------
                                                                      15,239,091         209,243          34,795

PROPOSAL 3:

Election to approve the issuance of  453,175 shares of Class A          VOTES             VOTES
Common Stock in connection with the Private Placement of                 FOR             AGAINST        ABSTENTIONS
Convertible Debentures Convertible into such Common Stock             ----------         -------        -----------
                                                                      15,217,330         156,207          109,592

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The exhibits are listed in the Exhibit Index beginning on page 35 herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)


Date: November 14, 2005                  BY: /S/  A. DALE MAYO
                                            ------------------------------------
                                            A. Dale Mayo
                                            President and Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)


Date:  November 14, 2005                 BY: /S/ BRIAN D. PFLUG
                                            ------------------------------------
                                            Brian D. Pflug
                                            Senior Vice President - Accounting
                                            & Finance
                                            (Principal Financial Officer)

EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
--------  ----------------------------------------------------------------------

10.1* Digital Cinema Framework Agreement, dated as of June 12, 2005, by and among Access Integrated Technologies, Inc., Access Digital Media, Inc., Christie/AIX, Inc., and Christie Digital Systems USA, Inc.

10.2 Letter Agreement Amending the Digital Cinema Framework Agreement, dated August 31, 2005 by and among Access Integrated Technologies, Inc., Access Digital Media Inc., Christie/AIX, Inc., and Christie Digital Systems USA, Inc.

10.3 Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005 by and among Access Integrated Technologies, Inc., Access Digital Media, Inc., Christie/AIX, Inc., and Christie Digital Systems USA, Inc.

10.4* Digital Cinema Deployment Agreement, dated September 14, 2005 by and among Buena Vista Pictures Distribution, Christie/AIX, Inc., and Christie Digital Systems USA, Inc.

10.5* Digital Cinema Deployment Agreement, dated October 12, 2005 by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc.

31.1 Officers Certificate 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Officers Certificate 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------

* Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24B-2 under the Securities Exchange Act of 1934