Form 10QSB
period 2005-12-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2006-02-13
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    For the transition period from --- to ---



                        COMMISSION FILE NUMBER: 001-31810



                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)




         DELAWARE                                   22-3720962
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


            55 MADISON AVENUE, SUITE 300, MORRISTOWN NEW JERSEY 07960
                    (Address of principal executive offices)

                                 (973-290-0080)
                (Issuer's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                                  Yes |X| No |_|


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|


As of February 8, 2006, 16,112,128 shares of Class A Common Stock, $0.001 par value, and 925,811 shares of Class B Common Stock, $0.001 par value, were outstanding.


Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                             CONTENTS TO FORM 10-QSB


PART I -- FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheet at March 31, 2005 and
                    December 31, 2005                                          3

                  Consolidated Statements of Operations for the Three and
                    Nine Months ended December 31, 2004 and 2005               4

                  Consolidated Statements of Cash Flows for the Nine
                    Months ended December 31, 2004 and 2005                    5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       20

         Item 3.  Controls and Procedures                                     27

PART II -- OTHER INFORMATION

         Item 6.  Exhibits                                                    28

         Signatures                                                           29

         Exhibit Index                                                        30

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except for share data)

                                                                   March 31,            December 31,
                                                                     2005                   2005
                                                              ------------------      ------------------
                              ASSETS                               (Audited)             (Unaudited)

Current assets
    Cash and cash equivalents................................   $          4,779        $         10,105
    Accounts receivable, net.................................                947                   1,662
    Prepaid and other current assets.........................              1,312                   1,961
                                                              ------------------      ------------------
Total current assets                                                       7,038                  13,728

    Property and equipment, net..............................             14,261                  25,274
    Intangible assets, net...................................              3,337                   2,228
    Capitalized software costs, net..........................              1,622                   1,433
    Goodwill.................................................             10,363                   9,310
    Other assets.............................................              1,156                   1,038
                                                              ------------------      ------------------
Total assets                                                    $         37,777        $         53,011
                                                              ==================      ==================



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses....................   $          2,415        $          8,380
    Notes payable, current portion...........................              1,415                   1,188
    Capital leases, current portion..........................                432                      83
    Other current liabilities................................              1,042                   1,157
                                                              ------------------      ------------------
Total current liabilities                                                  5,304                  10,808

    Notes payable, net of current portion....................             12,682                   2,072
    Capital leases, net of current portion...................              6,058                   5,995
    Other liabilities........................................              2,436                   2,056
                                                              ------------------      ------------------
Total liabilities                                                         26,480                  20,931
                                                              ------------------      ------------------

Commitments and contingencies (Note 6)
    Redeemable Class A common stock,  53,534 and
       0 shares issued and outstanding
       at March 31, 2005 and December 31, 2005,
       respectively..........................................                250                       -

Stockholders' Equity
  Class A common  stock,  $0.001  par  value per
     share;   40,000,000  shares  authorized;
     9,433,328 and  14,658,668  shares issued
     and  9,381,888  and  14,607,228   shares
     outstanding   at  March  31,   2005  and
     December  31, 2005, respectively........................                  9                      15
  Class B common  stock,  $0.001  par  value per
     share;   15,000,000  shares  authorized;
     965,811  and 925,811  shares  issued and
     outstanding,   at  March  31,  2005  and
     December 31, 2005, respectively.........................                  1                       1



    Additional paid-in capital...............................             32,696                  67,510
    Treasury stock, at cost; 51,440 shares...................               (172)                   (172)
    Accumulated deficit......................................            (21,487)                (35,274)
                                                              ------------------      ------------------
Total stockholders' equity                                                11,047                  32,080
                                                              ------------------      ------------------
Total liabilities and stockholders' equity                      $         37,777        $         53,011
                                                              ==================      ==================

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except for share data)
                                  (unaudited)

                                                            Three months ended                        Nine months ended
                                                               December 31,                              December 31,
                                                     -----------------------------             -----------------------------
                                                          2004             2005                     2004             2005
                                                     ------------     ------------             ------------     ------------

Revenues:
    Media services..................................  $     1,300      $     2,751              $     2,496      $     7,377
    Data center services............................        1,439            1,660                    4,639            4,907
                                                     ------------     ------------             ------------     ------------
Total revenues                                              2,739            4,411                    7,135           12,284

Costs of revenues (exclusive of depreciation
and amortization):
    Media services..................................          570            1,813                      912            5,147
    Data center services............................        1,062            1,298                    3,102            3,593
                                                     ------------     ------------             ------------     ------------
Total costs of revenues                                     1,632            3,111                    4,014            8,740
                                                     ------------     ------------             ------------     ------------
Gross profit (exclusive of depreciation and
amortization):                                              1,107            1,300                    3,121            3,544

Operating expenses:
    Selling, general and administrative.............        1,303            2,164                    3,588            5,956
    Provision for doubtful accounts.................           23               55                      598               90
    Research and development........................          122               37                      288              324
    Non-cash stock-based compensation...............            -                -                        4                -
    Depreciation and amortization...................          895            1,194                    2,457            3,647
                                                     ------------     ------------             ------------     ------------
Total operating expenses                                    2,343            3,450                    6,935           10,017
                                                     ------------     ------------             ------------     ------------
Loss before other expense                                  (1,236)          (2,150)                  (3,814)          (6,473)

    Interest income.................................            -               97                        -              180
    Interest expense................................          (90)            (313)                    (279)          (1,837)
    Non-cash interest expense.......................          (43)             (32)                    (155)          (1,325)
    Debt conversion expense.........................            -             (125)                       -           (6,208)
    Other (expense) income, net.....................          (27)             409                       17            1,643
                                                     ------------     ------------             ------------     ------------
Loss before income tax benefit and minority interest       (1,396)          (2,114)                  (4,231)         (14,020)

    Income tax benefit..............................           77               77                      233              233
                                                     ------------     ------------             ------------     ------------
Net loss before minority interest in subsidiary            (1,319)          (2,037)                  (3,998)         (13,787)
    Minority interest in loss of subsidiary.........            -                -                       10                -
                                                     ------------     ------------             ------------     ------------
Net loss                                              $    (1,319)     $    (2,037)             $    (3,988)     $   (13,787)
                                                     ============     ============             ============     ============

Net loss per common share:
    Basic and diluted...............................  $     (0.13)     $     (0.13)             $     (0.42)     $     (1.07)
                                                     ============     ============             ============     ============

Weighted average number of common shares outstanding:
    Basic and diluted...............................   10,041,879       15,399,530                9,432,380       12,926,709
                                                     ============     ============             ============     ============

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)
                                                                                          For the nine months ended
                                                                                                 December 31,
                                                                                --------------------------------------------------
                                                                                        2004                         2005
                                                                                --------------------          --------------------


Cash flows from operating activities
     Net loss                                                                         $     (3,988)              $     (13,787)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization..........................................              2,457                       3,647
        Amortization of software development costs.............................                220                         434
        Amortization of deferred tax liability.................................               (233)                       (233)
        Provision for doubtful accounts........................................                598                          90
        Non-cash stock-based compensation......................................                  4                           -
        Non-cash interest expense..............................................                155                       1,325
        Minority interest......................................................                (10)                          -
        Gain on exchange of minority interest shares...........................                (13)                          -
        Net fair value change of Class A common stock warrants.................                (91)                     (1,660)
        Debt conversion expense................................................                  -                       6,208
        Debt issuance costs included in interest expense.......................                  -                         730
     Changes in operating assets and liabilities:
        Accounts receivable....................................................               (807)                       (805)
        Prepaids and other current assets......................................               (100)                       (822)
        Other assets...........................................................               (355)                       (470)
        Accounts payable and accrued expenses..................................               (607)                       (570)
        Other liabilities......................................................                 11                         (30)
                                                                                ------------------          ------------------
Net cash used in operating activities                                                       (2,759)                     (5,943)

Cash flows from investing activities
        Purchases of property and equipment....................................             (1,637)                     (7,303)
        Purchases of intangible assets.........................................                (38)                          -
        Additions to capitalized software costs................................               (302)                       (245)
        Acquisition of FiberSat Global Services LLC, net of cash acquired.                    (508)                          -
        Restricted short-term investment.......................................                  -                        (180)
                                                                                ------------------          ------------------
                                                                                            (2,485)                     (7,728)
Net cash used in investing activities

Cash flows from financing activities
        Repayment of notes payable.............................................               (448)                     (1,505)
        Principal payments on capital leases...................................               (158)                       (414)
        Repurchase of Class A common stock.....................................                (32)                          -
        Net proceeds from issuance of Class A common stock.....................              5,067                      20,916
                                                                                ------------------          ------------------
Net cash provided by financing activities                                                    4,429                      18,997
                                                                                ------------------          ------------------
Net (decrease) increase in cash and cash equivalents                                          (815)                      5,326
Cash and cash equivalents at beginning of period                                             2,330                       4,779
                                                                                ------------------          ------------------
Cash and cash equivalents at end of period                                            $      1,515                $     10,105
                                                                                ==================          ==================


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                   ($ in thousands, except for per share data)
                                   (Unaudited)

NOTE 1. NATURE OF OPERATIONS

Access Integrated Technologies, Inc. ("AccessIT") was organized on March 31, 2000 and is a leading provider of fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In these notes, the terms "Company", "we," "us," and "our" refer to AccessIT and its subsidiaries unless the context otherwise requires. To date, we have generated revenues from two primary businesses, Media Services and Internet Data Center ("IDC" or "data center") services. Our Media Services business provides software, services and technology solutions to the television and motion picture industries, primarily to facilitate the transition from analog (film) to digital cinema. Our nine leased IDCs provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers' data. These existing businesses have positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Regulation S-B. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. ("AccessDM"), Hollywood Software, Inc. d/b/a AccessIT Software ("AccessIT SW"), Core Technology Services, Inc. ("Managed Services"), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, ("AccessIT Satellite"), ADM Cinema Corporation ("ADM Cinema") d/b/a the Pavilion Theatre (the "Pavilion Theatre") and Christie/AIX, Inc. ("Christie/AIX"). We have eliminated all intercompany transactions and balances.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT's Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission ("SEC") on June 29, 2005. Certain reclassifications of prior period data have been made to conform to the current presentation.

REVENUE RECOGNITION

MEDIA SERVICES

Our Media Services revenues are generated as follows:

       OPERATIONS OF:              REVENUES CONSIST OF:             ACCOUNTED FOR IN ACCORDANCE WITH:
     ----------------------  -----------------------------------  -------------------------------------------
     AccessIT SW             (1) software licensing,                Statement of Position ("SOP") 97-2,
                             including customer licenses and          "Software Revenue Recognition"
                             ASP agreements,
                             -----------------------------------  -------------------------------------------
                             (2) software maintenance              Staff Accounting Bulletin ("SAB") No. 104
                             contracts, and                           "Revenue Recognition in Financial
                             (3) professional consulting                 Statements" ("SAB No. 104").
                             services, which includes
                             systems implementation,
                             training, custom software
                             development services and other
                             professional services
     ----------------------  -----------------------------------  -------------------------------------------
     AccessIT Satellite      (1) satellite network                               SAB No. 104
                             monitoring and
                             (2) maintenance fees
     ----------------------  -----------------------------------  -------------------------------------------
     AccessDM                (1) satellite delivery revenues,                    SAB No. 104
                             (2) data encryption and preparation
                                  fee revenues, and
                             (3) landing fees for delivery
                                  to each movie theatre
     ----------------------  -----------------------------------  -------------------------------------------
     Pavilion Theatre        (1) movie theatre admission                         SAB No. 104
                                  revenues and
                             (2) concession food and beverage
                                  revenues
     ----------------------  -----------------------------------  -------------------------------------------
     Christie/AIX            (1) virtual print fees and                          SAB No. 104
                                  other fees
     ----------------------  -----------------------------------  -------------------------------------------

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

Deferred revenue is recorded in cases of: (1) a portion or the entire contract amount cannot be recognized as revenue due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP service fees or website subscription fees. As license fees, maintenance fees, minimum ASP service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

DATA CENTER SERVICES

Our Data Center Services revenues are generated as follows:

       OPERATIONS OF:              REVENUES CONSIST OF:               ACCOUNTED FOR IN ACCORDANCE WITH:
     ----------------------  -----------------------------------  -------------------------------------------
     AccessIT                (1) license fees for colocation,                    SAB No. 104
                             (2) riser access charges,
                             (3) electric and cross connect
                                  fees, and
                             (4) non-recurring installation
                                  and consulting fees
     ----------------------  -----------------------------------  -------------------------------------------
     Managed Services        (1) network monitoring,                             SAB No. 104
                             (2) maintenance fees, and
                             (3) non-recurring installation
                                  and consulting fees
     ----------------------  -----------------------------------  -------------------------------------------

AccessIT's revenues are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees to be paid, and those amounts are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue. Managed Services' revenues, which consist of monthly recurring billings pursuant to contracts, are recognized as revenues in the month earned, and other billings which are recognized on a time and materials basis are recognized as revenues in the period in which the services were provided.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment was recorded for the nine months ended December 31, 2004 and 2005, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended December 31, 2004 and 2005 amounted to $92 and $138, respectively, and $220 and $434 for the nine months ended December 31, 2004 and 2005, respectively. Revenues relating to customized software development under a contract are recognized on a percentage of completion method. As of December 31, 2005, unbilled receivables under such contracts aggregated $1,258.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of December 31, 2005, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses for satellite transmission services, trade names and trademarks, and a liquor license which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, and the Pavilion Theatre.

Goodwill related to the acquisition of the Pavilion Theatre was reduced in September 2005 in connection with the early retirement of the outstanding note payable (see Note 4).

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

NET LOSS PER SHARE

Computations of basic and diluted net loss per share of the Company's Class A common stock ("Class A Common Stock") and Class B common stock ("Class B Common Stock", and together with the Class A Common Stock, the "Common Stock") have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per share have been calculated as follows:

          Basic net loss per share =                            Net loss
                                      ---------------------------------------------------------------
                                                 Weighted average number of common shares
                                                      outstanding during the period



                                         Net loss adjusted for the after-tax amount of interest
       Diluted net loss per share  =                 associated with convertible debt
                                      ---------------------------------------------------------------
                                                 Weighted average number of common shares
                                             outstanding during the period plus the weighted
                                       average of the number of additional common shares that would have been outstanding if the dilutive potential
                                                      common shares had been issued


Shares issued and reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company has incurred net losses for the nine months ended December 31, 2004 and 2005 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, stock-based compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for
Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net loss if the Company had applied the fair-value recognition provisions to stock-based compensation:

                                                     Three Months Ended               Nine Months Ended
                                                        December 31,                    December 31,
                                                 ----------------------------    ----------------------------
                                                    2004             2005           2004             2005
                                                 -----------      -----------    -----------      -----------

         Net loss as reported...................  $  (1,319)       $  (2,037)     $  (3,988)       $ (13,787)
         Add: Stock-based  compensation expense
             included in net loss.....                   -                -               4
         Less:     Stock-based     compensation
             expense determined under fair-
             value based method...............         (158)            (761)          (464)          (1,312)
                                                 -----------      -----------    -----------      -----------
         Pro forma net loss.....................  $  (1,477)       $  (2,798)     $  (4,448)       $ (15,099)
                                                 ===========      ===========    ===========      ===========

         Basic and diluted net loss per share:
             As reported........................  $   (0.13)       $   (0.13)     $   (0.42)       $   (1.07)
             Pro forma..........................  $   (0.15)       $   (0.18)     $   (0.47)       $   (1.17)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

                                                     Three Months Ended
                                                        December 31,
                                                 ---------------------------
                                                     2004            2005
                                                 ------------     ----------
         Weighted-average   risk-free  interest
             rate...............................     4.1%            4.5%
         Dividend yield.........................       -               -
         Expected life (years)..................      10              10
         Weighted-average expected
             volatility.........................     110%           56.5%

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS 153, "Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured on the fair value of the assets exchanged. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the requirements of SFAS 153 and has not determined the impact on its financial statements. The effective date for the Company to adopt SFAS 153 due to its fiscal reporting first interim or annual reporting period is April 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). This statement revises the original guidance contained in SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For small business issuers, SFAS No. 123(R) is effective at the beginning of their next fiscal year after December 15, 2005. The effective date for the Company to adopt SFAS No. 123(R) due to its fiscal reporting first interim or annual reporting period is April 1, 2006. Upon adoption of this standard, the actual costs of our stock-based payment plans will be based on grant-date fair value, which has not yet been determined.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as required.

NOTE 4. NOTES PAYABLE

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the "HS Notes") to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the nine months ended December 31, 2005, the Company repaid principal of $410 on the HS Notes. As of December 31, 2005, the outstanding principal balance of the HS Notes was $2,082.

In March 2004, the Company completed an exchange (the "Exchange Offer") of its previously issued 5-year 8% notes (the "5-Year Notes") totaling $4,405 for either: (1) 6% convertible notes (the "6% Convertible Notes") or (2) Class A Common Stock. Pursuant to the Exchange Offer, the Company issued 6% Convertible Notes with an aggregate principal amount of $1,736 to several investors, of which $1,400 was payable to certain officers and directors of the Company. The 6% Convertible Notes were convertible into 307,871 shares of its Class A Common
Stock: (1) at any time up to the maturity date at each holder's option or (2) automatically upon the date that the average closing price on the American Stock Exchange ("AMEX") of the Class A Common Stock for thirty consecutive trading days has been equal to or greater than $12.00. In September 2005, the AMEX
30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. Accordingly, the outstanding principal amount of the 6% Convertible Notes of $1,699, net of $32 of unamortized debt issuance costs, was credited to additional paid-in capital. As of December 31, 2005, there were no 6% Convertible Notes outstanding.

The holders of all the HS Notes and certain holders of 5-Year Notes, with an aggregate outstanding principal amount of $220 (the "Remaining 5-Year Notes") at the time of the Exchange Offer, elected not to participate in the Exchange Offer. Through September 2005, we made early principal repayments totaling $138 on the Remaining 5-Year Notes and scheduled principal payments of $12 on the Remaining 5-Year Notes. As of December 31, 2005, there were no Remaining 5-Year Notes outstanding.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company (the "Boeing Digital Asset Acquisition"), the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the "Boeing Note"). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the nine months ended December 31, 2005, principal repayments of $450 were made and non-cash interest expense resulting from the Boeing Note was $97. As of December 31, 2005, the outstanding balance of the Boeing Note, including imputed interest, was $1,178.

In February 2005, in connection with the purchase of substantially all the assets of Pritchard Square Cinema, LLC d/b/a Pavilion Theatre in Brooklyn, New York (the "Pavilion Theatre Acquisition"), ADM Cinema issued to the seller a 5-year, 8% note payable for $1,700 (the "Pavilion Note"). Quarterly principal payments of $42 were to be made over the next five years, with a balloon repayment of $893. In September 2005, the Company and the seller agreed to an early repayment of the Pavilion Note in exchange for a lump sum payment of $500. Accordingly, the Company decreased goodwill by $1,057 and there was no Pavilion Note outstanding as of December 31, 2005.

In February 2005, the Company issued 7% convertible debentures (the "Convertible Debentures") and warrants (the "Convertible Debentures Warrants") to a group of institutional investors for aggregate proceeds of $7,600. The Convertible Debentures had a 4-year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance was repayable at maturity. The Company had the option to pay the interest in cash or, if certain conditions were met, by issuing shares of its Class A Common Stock. Through September 2005, the Company issued 17,758 shares of Class A Common Stock as payment of interest, in lieu of cash, based on 93% of the AMEX 5-day average closing price of the Company's Class A Common Stock preceding the interest due date. The Convertible Debentures were initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. In addition, there was a beneficial conversion feature of $605, which the Company recorded to non-cash interest expense during the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The Company agreed to register the resale of the shares of Class A Common Stock underlying the Convertible Debentures with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005.

In August 2005, the Company reached an agreement (the "Conversion Agreement") with the investors holding the Convertible Debentures and Convertible Debenture Warrants for the investors to: (1) convert all of their Convertible Debentures into 1,867,322 shares of Class A Common Stock; and (2) exercise all their Convertible Debenture Warrants for $2,487 into 560,196 shares of Class A Common Stock, and for the Company to: (1) issue to the investors 760,196 warrants to purchase Class A Common Stock at an exercise price of $11.39 per share (the "New Warrants"); and (2) issue to the investors 71,359 shares of Class A Common Stock (the "New Shares"). Because the issuance of the New Warrants and New Shares, when combined with the shares of Class A Common Stock underlying the Convertible Debentures and the Convertible Debentures Warrants, exceeded 20% of the Company's then-outstanding shares of Class A Common Stock, under the AMEX's rules, stockholder approval was required to be obtained. The Company obtained such stockholder approval by written consent of a majority of the holders of Common Stock and a Schedule 14(C) Information Statement was required, and was filed with the SEC on October 6, 2005. The Company was required to register the resale of the New Shares and the Class A Common Stock underlying the New Warrants on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, "Induced Conversions of Convertible Debt", which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the AMEX closing price of the Company's Class A Common Stock on August 26, 2005, the date the Conversion Agreement was finalized. The value of the New Warrants plus $200 for professional fees and the value of the New Shares were charged to debt conversion expense. Additionally, the Company issued 8,780 shares to the placement agent (the "Placement Agent Shares") involved in the Conversion Agreement, which were valued at $112, based on the AMEX closing price of the Company's Class A Common Stock on August 26, 2005. The value of the Placement Agent Shares was charged to debt conversion expense. The remaining accretion on the value of the Convertible Debentures Warrants of $999 was charged to non-cash interest expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. As a result of the Conversion Agreement, there were no Convertible Debentures outstanding as of December 31, 2005.

Notes payable consisted of the following:

                                                           March 31, 2005                December 31, 2005
                                                   -----------------------------   ----------------------------
                                                                                                      Long
                                                      Current         Long Term       Current         Term
         Note Payable                                 Portion          Portion        Portion        Portion
         ---------------------------------------   ------------     ------------   ------------    ------------
         HS Notes...............................       $    696        $   1,796       $    738        $  1,344
         6% Convertible Notes...................             70            1,666              -               -
         Remaining 5-Year Notes.................             29               71              -               -
         Boeing Note............................            450            1,081            450             728
         Pavilion Note..........................            170            1,549              -               -
         Convertible Debentures.................              -            6,519              -               -
                                                   ------------     ------------   ------------    ------------
                                                       $  1,415        $  12,682       $  1,188        $  2,072
                                                   ============     ============   ============    ============

NOTE 5. STOCKHOLDERS' EQUITY

CAPITAL STOCK

In March 2004, in connection with the Boeing Digital Asset Acquisition (see Note
4), the Company issued 53,534 unregistered shares of Class A Common Stock (the "Boeing Shares") to the Boeing Company ("Boeing"), as part of the purchase price. At any time during the ninety day period beginning March 29, 2005 to June 29, 2005, Boeing had the option to sell the Boeing Shares to the Company in exchange for $250 in cash, which the Company classified under commitments and contingencies. The ninety day period expired on June 29, 2005, and Boeing did not require the Company to repurchase the Boeing Shares. Accordingly, the amount of $250 was credited to additional paid-in capital.

In June 2004, the Company issued in a private placement (the "June 2004 Private Placement") 1,217,500 unregistered shares of Class A Common Stock at a sale price of $4.00 per share and warrants to the investors for gross proceeds of $4,870. The total net proceeds to the Company of $4,044, including fees and expenses to subsequently register the securities, were used for capital investments and for working capital. The Company agreed to register the resale of the shares of Class A Common Stock issued with the SEC. The Company filed a Form SB-2 on July 2, 2004, which was declared effective by the SEC on July 20, 2004.

In August 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. During the nine months ended December 31, 2005, no Class A Common Stock was repurchased. As of December 31, 2005, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which shares have been recorded as treasury stock.

In November 2004, the Company entered into a stock purchase agreement (the "November 2004 Private Placement") with accredited investors in a private placement to issue and sell 282,776 shares of Class A Common Stock at $3.89 per share to the investors for gross proceeds of $1,100. These shares carried piggyback and demand registration rights, at the sole expense of the investor. The total net proceeds to the Company of $1,023 were used for the purchase of certain assets and liabilities of FiberSat Global Services, LLC (the "FiberSat Acquisition") and for working capital. The investors exercised their piggyback registration rights and the Company registered the resale of the 282,776 shares of Class A Common Stock by filing a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005.

In November 2004, the Company issued 540,000 shares of Class A Common Stock in connection with the FiberSat Acquisition, as part of the purchase price. The Company agreed to register the resale of 405,525 of the shares issued in connection with the FiberSat Acquisition with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The Company agreed to register the resale of an additional 99,475 shares issued in connection with the FiberSat Acquisition with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In February 2005, the Company issued 40,000 unregistered shares of Class A Common Stock in connection with the Pavilion Theatre Acquisition (see Note 4) as part of the purchase price. As of December 31, 2005, the Company has not registered the resale of these shares issued in connection with the Pavilion Theatre Acquisition under any registration statement filed with the SEC.

In July 2005, the Company entered into a purchase agreement with certain institutional and other accredited investors in a private placement (the "July 2005 Private Placement") to issue and sell 1,909,115 unregistered shares of Class A Common Stock at a sale price of $9.50 per share and warrants to the investors for gross proceeds of $18,137. The Company is using the net proceeds of $16,721 primarily to fund the capital investments in connection with Christie/AIX's digital cinema rollout plan (see Note 6) and for working capital and general corporate purposes. The Company agreed to register the resale of the shares of Class A Common Stock issued with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005.

In August 2005, in connection with the Conversion Agreement (see Note 4), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. The Company also issued 71,359 New Shares to the investors, and another 8,780 Placement Agent Shares. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The Company was also required to register the New Shares and the Placement Agent Shares on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In September 2005, in connection with the Exchange Offer completed in March 2004 (see Note 4), the AMEX 30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of only 59,589 of theses shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

STOCK OPTION PLAN

AccessIT's stock option plan ("the Plan") currently provides for the issuance of up to 1,100,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. On June 9, 2005, the Company's Board of Directors approved the expansion of the Plan from 850,000 to 1,100,000 options, which was approved by the stockholders at the annual meeting held on September 15, 2005. The Company intends to obtain stockholder approval to expand the Plan at the Company's next annual meeting.

During the nine months ended December 31, 2005, under the Plan, the Company granted 573,500 options to its employees and 40,000 options to four members of our Board of Directors, all at an exercise price range from $5.70 to $13.30 per share.

                                                           Shares Under Option
                                                          ---------------------
         Balance at March 31, 2005..............                       762,897
         Granted................................                       613,500
         Exercised..............................                        (2,667)
         Cancelled..............................                       (65,583)
                                                          ---------------------
         Balance at December 31, 2005...........                     1,308,147
                                                          =====================

As of December 31, 2005, AccessDM's separate stock option plan currently provides for the issuance of up to 2,000,000 options to purchase shares of its common stock to employees. During the nine months ended December 31, 2005, AccessDM issued options to purchase 50,000 shares of its common stock to an employee at an exercise price to be determined following an appraisal of such options.

                                                           Shares Under Option
                                                          ---------------------
         Balance at March 31, 2005..............                      1,005,000
         Granted................................                         50,000
         Exercised..............................                              -
         Cancelled..............................                              -
                                                          ---------------------
         Balance at December 31, 2005...........                      1,055,000
                                                          =====================

WARRANTS

In November 2003, in connection with the Company's initial public offering, the Company issued the underwriter warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the "Underwriter Warrants"). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03 per share. During the nine months ended December 31, 2005, 49,085 Underwriter Warrants were exercised for an aggregate of $296 and the Company issued 49,085 shares of Class A Common Stock. In addition, 67,140 Underwriter Warrants were exercised on a cashless basis, which resulted in the issuance of 33,278 shares of Class A Common Stock. As of December 31, 2005, 3,775 Underwriter Warrants remained outstanding.

In connection with the issuance of the 5-Year Notes, the Company issued to the holders of the 5-Year Notes warrants to purchase 440,500 shares of Class A Common Stock (the "5-Year Notes Warrants"). The 5-Year Notes Warrants were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related 5-Year Notes. During the nine months ended December 31, 2004, and 2005 a total of $13 and $43, respectively, was amortized to non-cash interest expense to accrete the remaining value of the 5-Year Notes Warrants to their face value over their expected term. In July 2005, in connection with the early repayment of the Remaining 5-Year Notes, the remaining value of the 5-Year Notes Warrants totaling $43 was amortized to non-cash interest expense.

In June 2004, in connection with the June 2004 Private Placement, the Company issued to the investors and to the placement agent warrants to purchase an aggregate of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share (the "June 2004 Private Placement Warrants"). The Company agreed to register the resale of the shares of the Class A Common Stock underlying the June 2004 Private Placement Warrants with the SEC. The Company filed a Form SB-2 on July 2, 2004, which was declared effective by the SEC on July 20, 2004.
During the nine months ended  December  31,  2005,  all of the June 2004 Private

Placement Warrants were exercised for $1,461 in cash, and the Company issued 304,375 shares of Class A Common Stock. As of December 31, 2005, there were no June 2004 Private Placement Warrants outstanding.

In February 2005, in connection with the issuance of the Convertible Debentures (see Note 4), the Company issued warrants to purchase a total of 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share (the "Convertible Debentures Warrants"), which were subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants to purchase shares of Class A Common Stock. The Convertible Debenture Warrants were exercisable beginning on September 9, 2005 for a period of five years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which is accounted for as a debt issuance discount and is being accreted to non-cash interest expense. The Company agreed to register the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, and the Form S-3 was declared effective by the SEC on March 21, 2005. In August 2005, in connection with the Conversion Agreement (see Note 4), all the Convertible Debenture Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. As of December 31, 2005, there were no Convertible Debenture Warrants outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the "July 2005 Private Placement Warrants"). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company's Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of December 31, 2005, 477,275 July 2005 Private Placements Warrants remained outstanding.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19"), and the terms of the July 2005 Private Placement Warrants, the fair value of the July 2005 Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Such liability was reclassified to equity as of the August 31, 2005 effective date of the Form S-3.

The fair value of the July 2005 Private Placement Warrants was estimated to be $800 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.84%, the contractual life of 5-years and volatility of 55%. In September 2005, the fair value of the July 2005 Private Placement Warrants was re-measured and estimated to be $1,050. The increase in the fair value of $250 was recorded as other expense.

In August 2005, in connection with the Conversion Agreement (see Note 4), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of December 31, 2005, 760,196 New Warrants remained outstanding.

In accordance with EITF 00-19, and the terms of the New Warrants, the fair value of the New Warrants is being initially accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. Such liability was reclassified to equity as of the December 2, 2005 effective date of the Form S-3.

The fair value of the New Warrants was estimated to be $4,990 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 4.01%, the contractual life of 5-years and volatility of 56%. At September 30, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,490. The decrease in the fair value of $1,500 was recorded as other income. At December 2, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,080. The decrease in the fair value of $410 was recorded as other income.

Warrants outstanding consisted of the following:

         Outstanding Warrant                                        March 31, 2005        December 31, 2005
         -----------------------------------------------------    ------------------     ------------------
         Underwriter Warrants.................................               120,000                  3,775
         June 2004 Private Placement Warrants.................               304,375                      -
         Convertible Debenture Warrants.......................               560,196                      -
         July 2005 Private Placement Warrants.................                     -                477,275
         New Warrants.........................................                     -                760,196
                                                                  ------------------     ------------------
                                                                             984,571              1,241,246
                                                                  ==================     ==================

NOTE 6. COMMITMENTS AND CONTINGENCIES

In June 2005, the Company entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through the Company's newly formed wholly-owned subsidiary, Christie/AIX, whereby, among other things (1) Christie/AIX would seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; and (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems or to house them in the exhibitor locations.

In August 2005, an amendment to the Framework Agreement extended the termination provisions through September 30, 2005.

In September 2005, pursuant to a second amendment to the Framework Agreement, Christie and Christie/AIX agreed to eliminate such termination provisions, except to allow for termination in the event that financing cannot be obtained to purchase the Systems. Additionally, the parties agreed to extend the number of systems which may be ordered, to 4,000 Systems.

In connection with facilitating deployment of the Systems, the Company has entered into digital cinema deployment agreements with five motion picture distributors, for distribution of digital movie releases to theaters equipped with the Systems, and providing for payment of virtual print fees to Christie/AIX. As of December, 31, 2005, the Company has also entered into master license agreements with four motion picture exhibitors (including AccessIT's Pavilion Theatre) for the placement of the Systems in movie theatres covering a total of 2,453 screens.

As of December 31, 2005, Christie/AIX ordered 200 of the Systems from Christie. Christie/AIX has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres, for such installation costs. The motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter.

In November 2005, the Company received notification from KMC Telecom ("KMC") that they would not renew the contracts for six out of seven current IDC sites which were licensed by KMC, which contracts expired on December 31, 2005. From inception through November 3, 2003, the Company had derived all of its revenues from monthly license fees and fees from other ancillary services provided by our IDCs, including fees from various services under the colocation space contract with KMC. In addition, certain other data center customer contracts will expire over the next several months, and the Company has not yet received indications of whether and on which terms these contracts will be renewed. Through December 31, 2005, the average monthly revenue from KMC for the expired contracts was approximately $144. Additionally, the Company has two other large data center customer contracts that will expire before July 1, 2006, which currently provide approximately $108 of total monthly revenue. We anticipate that these contracts will not be renewed.

In connection with the expiration of the six KMC contracts, the Company has exited or will exit the six leased IDC's in which KMC was the sole or the primary IDC customer. These six leases expire between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contract. Although there are no assurances, management believes the Company will not incur any significant costs in connection with the exit from the six IDC's. As of December 31, 2005, the Company had security deposits totaling $36 relating to these six leased IDC's.

In November 2005, the Company retained an investment bank to act as an advisor to the Company, primarily to assist in raising funds in the form of debt, equity or both, for the purchase of digital cinema related equipment, as discussed above, and other corporate purposes. The Company agreed to pay upfront and monthly fees up to an aggregate of $600, all of which would be applied against transaction fees to be earned in any fundraising. As of December 31, 2005, the Company has paid $200 of such fees.

NOTE 7. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                    Three Months Ended               Nine Months Ended
                                                       December 31,                    December 31,
                                                 -------------------------     ------------------------------
                                                    2004          2005             2004             2005
                                                 -----------    ----------     --------------    ------------
     Interest paid.............................     $   91       $  331           $  292            $1,144
     Issuance of Class A Common Stock for the
      FiberSat Acquisition..................        $1,625       $    -           $1,625            $    -
     Issuance of warrants to purchase shares
      of Class A Common Stock...............        $    -       $    -           $  706            $    -
     Reduction of goodwill and other assets
      relating to the early cancellation of
      the Pavilion Note .......................     $    -       $    -           $    -            $1,232
     Issuance of Class A Common Stock for
      conversion of 6% Convertible Notes...         $    -       $    -           $    -            $1,699
     Issuance of Class A Common Stock for
      conversion of Convertible
      Debentures...............................     $    -       $    -           $    -            $7,600
     Issuance of Class A Common Stock in lieu
      of redeeming the Boeing Shares...             $    -       $    -           $    -            $  250
     Transfer to equity of liability relating
      to warrants upon registration statement
      effectiveness............................     $    -       $3,080           $    -            $4,130
     Equipment in accounts payable and accrued
      expenses purchased from
      Christie.................................     $    -       $6,248           $    -            $6,248

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

The Media Services segment consists of the following:

               OPERATIONS OF:                 PRODUCTS AND SERVICES PROVIDED:
     ------------------------------------  -------------------------------------
     AccessIT SW                           Develops and licenses software
                                           to  the  theatrical  distribution
                                           and    exhibition     industries,
                                           provides  services as an ASP, and
                                           provides  software   enhancements
                                           and consulting services.
     ------------------------------------  -------------------------------------
     AccessIT Satellite                    Provides satellite-based
                                           broadband video, data and  Internet
                                           transmission and encryption  services
                                           for  multiple    customers   in   the
                                           broadcast  and cable  television
                                           and  communications  industries,
                                           and also  operates an outsourced
                                           networks operations center.
     ------------------------------------  -------------------------------------
     AccessDM                              Stores  and  distributes  digital
                                           content  to  movie  theaters  and
                                           other venues.
     ------------------------------------  -------------------------------------

               OPERATIONS OF:                 PRODUCTS AND SERVICES PROVIDED:
     ------------------------------------  -------------------------------------
     Pavilion Theatre                      A nine-screen movie theatre.
     ------------------------------------  -------------------------------------
     Christie/AIX                          Financing       vehicle       and
                                           administrator  for the deployment
                                           of  digital   cinema   projection
                                           systems  to   exhibitors  in  the
                                           movie entertainment industry (see
                                           Note  6)  and  collects   virtual
                                           print     fees     from     movie
                                           distributors.
     ------------------------------------  -------------------------------------

The Data Center Services segment consists of the following:

               OPERATIONS OF:                 PRODUCTS AND SERVICES PROVIDED:
     ------------------------------------  -------------------------------------
     AccessIT                              Provides  services  through  its
                                           nine IDC's including the license
                                           of data center space,  provision
                                           of power,  data  connections  to
                                           other   businesses,    and   the
                                           installation of equipment.
     ------------------------------------  -------------------------------------
     Managed Services                      Provides  information technology
                                           consulting     services    and
                                           managed   network   monitoring
                                           services  through  its  global
                                           network command center.
     ------------------------------------  -------------------------------------

Prior to November 3, 2003, the Company operated only in the Data Center Services segment. All of the Company's revenues were generated inside the United States.

Information related to the segments of the Company and its subsidiaries is detailed below:

                                                            Three Months Ended            Nine Months Ended
                                                               December 31,                  December 31,
                                                        --------------------------   --------------------------
                                                            2004           2005         2004            2005
                                                        -----------    -----------   -----------    -----------
         Media Services:
             Income (loss) before interest, taxes,
               depreciation and amortization........     $     182      $     (29)    $     376      $    (472)
             Depreciation and amortization..........           426            789         1,025          2,273
                                                        -----------    -----------   -----------    -----------
             Loss before other expense..............     $    (244)     $    (818)    $    (649)     $  (2,745)

         Data Center Services:
             Income before interest, taxes,
               depreciation and amortization........     $     311      $     251     $   1,099      $   1,042
             Depreciation and amortization..........           443            387         1,355          1,315
                                                        -----------    -----------   -----------    -----------
             Loss before other expense..............     $    (132)     $    (136)    $    (256)     $    (273)

         Corporate:
             Loss before interest, taxes,
               depreciation and amortization........     $    (834)     $  (1,178)    $  (2,832)     $  (3,396)
             Depreciation and amortization..........            26             18            77             59
                                                        -----------    -----------   -----------    -----------
             Loss before other expense..............     $    (860)        (1,196)    $  (2,909)     $  (3,455)

         Total Consolidated:
             Loss before interest, taxes,
               depreciation and amortization........     $    (341)     $    (956)    $  (1,357)     $  (2,826)
             Depreciation and amortization..........           895          1,194         2,457          3,647
                                                        -----------    -----------   -----------    -----------
             Loss before other expense...............    $  (1,236)     $  (2,150)    $  (3,814)     $  (6,473)
                                                        ===========    ===========   ===========    ===========

                                                         As of December 31,
                                                     --------------------------
                                                        2004            2005
                                                     ----------      ----------
         Total Assets:
             Media Services....................       $  16,089       $  36,839
             Data Center Services..............           5,752           8,264
             Corporate..........................          1,410           7,908
                                                     ----------      ----------
             Total Consolidated................       $  23,251       $  53,011
                                                     ==========      ==========

NOTE 9. RELATED PARTY TRANSACTIONS

In connection with the Exchange Offer completed in March 2004 (see Note 4), the Company issued 6% Convertible Notes with a principal amount of $1,736 to several investors, of which $1,400 is payable to certain officers and directors of the Company. In September 2005, the AMEX 30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of only 59,589 of theses shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

A non-employee officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for our rollout plan to deploy digital cinema systems nationwide (see Note 6). Purchases of such Systems from Christie totaled $11,702 for the nine months ended December 31, 2005. This individual is not compensated by Christie/AIX.

NOTE 10. SUBSEQUENT EVENTS

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on January 13, 2006. The filing provides that the Company may offer and sell in one or more offerings up to $75,000 of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. We intend to use the proceeds from sales of securities under this shelf registration for the purchase, installation and maintenance of digital cinema projection systems by Christie/AIX, in connection with our rollout plan to deploy digital cinema systems nationwide (see Note 6), as part of an effort to advance the movie industry's transition to digital cinema, and for general working capital and corporate purposes, including, from time to time, extinguishment of corporate debt and acquisitions in line with our corporate business plan.

On January 1, 2006, the Company purchased the domain name, website, customer list and the IP address space for Ezzi.net and certain data center related computer equipment of R & S International, Inc. (together the "Access Digital Server Assets"). The purchase price includes a cash payment of $140 and 23,445 shares of unregistered Class A Common Stock to be issued by April 2006. Based on targeted cash flows associated with the Access Digital Server Assets through March 31, 2008, the Company may be required to make additional payments up to the maximum sum of $900. The Company is in the process of evaluating the net tangible and intangible assets acquired.

On January 4, 2006, Christie/AIX ordered additional Systems from Christie with a total cost of approximately $19,450.

On January 17, 2006, the Company entered into: (1) a placement agency agreement in connection with an offering to issue and sell 1,145,000 registered shares of Class A Common Stock at a sale price of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a sale price of $10.70 per share (together the "January 2006 Offering") for gross proceeds of $16,050. The securities have been offered by the Company, pursuant to a shelf registration statement on Form S-3 filed with the SEC, discussed above. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The Company intends to use the estimated net proceeds of approximately $14,739, for the purchase, installation and maintenance of digital cinema projection systems by Christie/AIX, in connection with our rollout plan to deploy digital cinema systems nationwide (see Note 6) and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands, except for per share data)

Various statements contained in this Form 10-QSB or incorporated by reference into this prospectus constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "believe," "expect," "may," "will," "should," "seek," "plan," "intend" or "anticipate" or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this Form 10-QSB our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

     o    our incurrence of losses to date;
     o the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business;
     o    achieving sufficient volume of business from our customers;
     o our subsidiaries conducting business in areas in which we have little experience;
     o    economic and market conditions;
     o the performance of the data center services and software related businesses;
     o changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs;
     o    competitive product and pricing pressures;
     o    increases in costs that cannot be recouped in product pricing;
     o    successful integration of acquired businesses;
     o successful execution of our business strategy, particularly for new endeavors;
     o as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in our filings with the SEC.

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

OVERVIEW

AccessIT was organized on March 31, 2000, and we are in the business of providing software services and technology solutions to the motion picture industry and various other clients primarily to facilitate the transition from analog (film) to digital cinema in part, and operating IDC's and providing managed information technology services. Recently, we have actively expanded into interrelated business areas relating to the delivery and management of digital cinema content to entertainment venues worldwide, and to support the rollout of digital cinema equipment nationwide. These businesses, supported by our Internet data center and managed services business, have become our primary strategic focus.

Our primary business focus is to create a secure, managed and complete system that consists of software to book, track and perform record keeping functions for digital content in theatres, electronically deliver digital content to multiple locations primarily via satellite and provide the content management software for in-theatre playback system for the digital cinema marketplace. The system is intended to use all of our businesses.

We have two reportable segments: Media Services, which represents the operations of AccessIT SW, AccessIT Satellite, AccessDM, the Pavilion Theatre and Christie/AIX, and Data Center Services, which consists of the operations of our nine IDCs and the operations of Managed Services. Revenues for our reportable segments are:

                                       Three Months Ended                           Nine Months Ended
                                          December 31,                                December 31,
                             ----------------------------------------    ----------------------------------------
                                   2004                  2005                  2004                  2005
                             -------------------   ------------------    -----------------    -------------------
   Revenues:
   Media Services             $   1,300    47%      $   2,751    62%      $   2,496    35%      $   7,377    60%
   Data Center Services           1,439    53%          1,660    38%          4,639    65%          4,907    40%
                             ----------            ----------            ----------            ----------
   Total Consolidated         $   2,739             $   4,411             $   7,135             $  12,284
                             ==========            ==========            ==========            ==========

In November 2005, we received notification from KMC that they would not renew the contracts for six out of seven current IDC sites which were licensed by KMC, which contracts expired on December 31, 2005. From inception through November 3, 2003, we had derived all of our revenues from monthly license fees and fees from other ancillary services provided by our IDCs, including fees from various services under the colocation space contracts with KMC. In addition, certain other data center customer contracts will expire over the next several months, and we have not yet received indications of whether and on which terms these contracts will be renewed. Through December 31, 2005, the average monthly revenue from KMC for the expired contracts was approximately $144. Additionally, we have two other large data center customer contracts that will expire before July 1, 2006, which currently provide approximately $108 of total monthly revenue. We anticipate that these contracts will not be renewed.

In connection with the expiration of the six KMC contracts, we have exited or will exit the six leased IDC's in which KMC was the sole or the primary IDC customer. These six leases expire between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contract. Although there are no assurances, management believes we will not incur any significant costs in connection with the exit from the six IDC's.

We have incurred net losses of $3,988 and $13,787 in the nine months ended December 31, 2004 and 2005, respectively, and we have an accumulated deficit of $35,274 as of December 31, 2005. We anticipate that, with our recent acquisitions, the operation of AccessDM, and the future operations of Christie/AIX our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

RECENT DEVELOPMENTS

SHELF REGISTRATION STATEMENT

In November 2005, we retained an investment bank to act as an advisor to us, primarily to assist in raising funds in the form of debt, equity or both, for the purchase of digital cinema related equipment, as discussed above, and other corporate purposes. We agreed to pay upfront and monthly fees up to an aggregate of $600, all of which would be applied against transaction fees to be earned in any fundraising. As of December 31, 2005, we have paid $200 of such fees.

In December 2005, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on January 13, 2006. The filing provides that we may offer and sell in one or more offerings up to $75,000 of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. We intend to use the proceeds from this shelf registration for the purchase, installation and maintenance of digital cinema projection systems by Christie/AIX, in connection with our rollout plan to deploy digital cinema systems nationwide (see Note 6), as part of an effort to advance the movie industry's transition to digital cinema, and for general working capital and corporate purposes, including, from time to time, extinguishment of corporate debt and acquisitions in line with our corporate business plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

The following table sets forth, for the period indicated, the comparative changes to amounts included in our consolidated statements of operations.

                                                                 Summary Operating Results
                                                          For the Three Months Ended December 31,
                                            -------------------------------------------------------------------
                                                                                      Increase/(Decrease)
                                                                                -------------------------------
                                                2004              2005                $                 %
                                            -------------     -------------     -------------     -------------
Revenues:
  Media services........................     $      1,300      $      2,751      $      1,451             112%
  Data center services..................            1,439             1,660               221              15%
                                            -------------     -------------     -------------     -------------
Total revenues                                      2,739             4,411             1,672              61%

Costs of revenues (exclusive of
  depreciation and amortization):
  Media services........................              570             1,813             1,243             218%
   Data center services.................            1,062             1,298               236              22%
                                            -------------     -------------     -------------     -------------
Total costs of revenues                             1,632             3,111             1,479              91%
                                            -------------     -------------     -------------     -------------

Gross profit (exclusive of
 depreciation and amortization):                1,107             1,300               193             17%

Costs and expenses:
  Selling, general and administrative...            1,303             2,164               861              66%
  Provision for doubtful accounts.......               23                55                32             139%
  Research and development..............              122                37               (85)            (70)%
  Depreciation and amortization.........              895             1,194               299              33%
  Interest expense......................               90               313               223             248%
  Non-cash interest expense.............               43                32               (11)            (26)%
  Debt conversion expense...............                -               125               125
                                            -------------     -------------     -------------     -------------
Total costs and expenses                            2,476             3,920             1,444              58%

Other income:
  Interest income.......................                -                97                97

  Other (expense) income, net...........              (27)              409               436           1,615%
  Income tax benefit....................               77                77                 -               -
                                            -------------     -------------     -------------     -------------
Total other income......................               50               583               533           1,066%
                                            -------------     -------------     -------------     -------------
Net loss                                     $     (1,319)     $     (2,037)     $        718              54%
                                            =============     =============     =============     =============

TOTAL REVENUES

Total revenues were $2,739 and $4,411 for the three months ended December 31, 2004 and 2005, respectively, an increase of $1,672 or 61%. The increase was primarily in the Media Services segment, driven largely by box office and concession sales of the Pavilion Theatre which was acquired in February 2005 and was not part of AccessIT in the three months ended December 31, 2004. The remaining increase was attributable to our existing Data Center Services' businesses, mainly Managed Services which experienced year over year growth in its customer base.

COSTS OF REVENUES

Total costs of revenues were $1,632 and $3,111 for the three months ended December 31, 2004 and 2005, respectively, an increase of $1,479 or 91%. The increase was predominantly in the Media Services segment, most of which was attributable to film rent, concession expenses, payroll and other operating costs of the Pavilion Theatre, which was acquired in February 2005 and was not part of AccessIT in the three months ended December 31, 2004. We also experienced additional costs from the operations of AccessIT Satellite which was acquired in November 2004 and only had operations for half of the three month period ended December 31, 2004. In our Data Center Services segment, the increase was due to higher data circuit expenses combined with additional personnel and other operating costs required to support the additional customers of Managed Services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses were $1,303 and $2,164 for the three months ended December 31, 2004 and 2005, respectively, an increase of $861 or 66%. The increase was primarily due to increased company-wide staffing costs, including the acquisitions of the Pavilion Theatre and AccessIT Satellite and the creation of Christie/AIX to support the digital cinema business. We also added personnel in our corporate offices, primarily in the areas of finance and administration. As of December 31, 2004 and 2005 we had 58 and 128 employees, respectively, of which five and 54, were part-time employees, respectively.

DEPRECIATION AND AMORTIZATION EXPENSE

Total depreciation and amortization expense was $895 and $1,194 for the three months ended December 31, 2004 and 2005, respectively, an increase of $299 or 33%. The increase was attributable to the depreciation and amortization for the assets of the Pavilion Theatre and various other asset additions.

INTEREST EXPENSE

Total interest expense was $90 and $313 for the three months ended December 31, 2004 and 2005, respectively, an increase of $223 or 248%. The increase was attributable to the capital lease associated with the operations of the Pavilion Theatre, partially offset by reduced interest expense resulting from the conversion of all the 6% Convertible Notes into shares of Class A Common Stock in September 2005 (see Note 4).

DEBT CONVERSION EXPENSE

Total debt conversion expense was $0 and $125 for the three months ended December 31, 2004 and 2005, respectively. The increase was due to additional professional fees associated with the Conversion Agreement from August 2005 (see
Note 4).

OTHER (EXPENSE) INCOME, NET

Total other expense, net was $(27) for the three months ended December 31, 2004 compared to other income, net of $409 for the three months ended December 31, 2005, an increase of $436 or 1,615%. The increase was due to the fair value re-measurement of the New Warrants (see Note 5) which resulted in non-cash other income.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2005

The following table sets forth, for the period indicated, the comparative changes to amounts included in our consolidated statements of operations.

                                                               Summary Operating Results
                                                         For the Nine Months Ended December 31,
                                            ------------------------------------------------------------------
                                                                                    Increase/(Decrease)
                                                                                ------------------------------
                                                2004              2005                $               %
                                           -------------     -------------     -------------     -------------
Revenues:
  Media services......................       $     2,496       $     7,377       $     4,881             196%
  Data center services................             4,639             4,907               268               6%
                                           -------------     -------------     -------------     -------------
Total revenues                                     7,135            12,284             5,149              72%


Costs of revenues (exclusive of
depreciation and amortization):
  Media services......................               912             5,147             4,235             464%
  Data center services................             3,102             3,593               491              16%
                                           -------------     -------------     -------------     -------------
Total costs of revenues                            4,014             8,740             4,726             118%


Gross profit (exclusive of
 depreciation and amortization):                   3,121             3,544               423              14%


Costs and expenses:
  Selling, general and administrative.             3,588             5,956             2,368              66%
  Provision for doubtful accounts.....               598                90              (508)            (85)%
  Research and development............               288               324                36              13%
  Non-cash stock-based compensation...                 4                 -                (4)           (100)%
  Depreciation and amortization.......             2,457             3,647             1,190              48%
  Interest expense....................               279             1,837             1,558             558%
  Non-cash interest expense...........               155             1,325             1,170             755%
  Debt conversion expense.............                 -             6,208             6,208
  Minority interest in loss of
    subsidiary........................               (10)                -                10             100%
                                           -------------     -------------     -------------     -------------
Total costs and expenses                           7,359            19,387            12,028             163%

Other income:
  Interest income.....................                 -               180               180
  Other income, net...................                17             1,643             1,626           9,565%
  Income tax benefit..................               233               233                 -               -
                                           -------------     -------------     -------------     -------------
Total other income                                   250             2,056             1,806             722%
                                           -------------     -------------     -------------     -------------
Net loss                                     $    (3,988)      $   (13,787)      $     9,799             246%
                                           =============     =============     =============     =============

TOTAL REVENUES

Total revenues were $7,135 and $12,284 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $5,149 or 72%. The increase was primarily in the Media Services segment, driven largely by box office and concession sales of the Pavilion Theatre which was acquired in February 2005 and was not part of AccessIT in the nine months ended December 31, 2004, data and Internet transmission and encryption services of AccessIT Satellite which was acquired in November 2004 and existing Media Services operations.

COSTS OF REVENUES

Total costs of revenues were $4,014 and $8,740 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $4,726 or 118%. The increase was primarily in Media Services most of which was attributable to film rent, concession expenses, payroll and other operating costs of the Pavilion Theatre, which was acquired in February 2005 and was not part of AccessIT in the nine months ended December 31, 2004, payroll and other operating costs of

AccessIT Satellite which was acquired in November 2004 and software amortization and staffing costs for additional resources hired at AccessIT SW. The remaining increase in cost of revenues was attributable to higher data circuit expenses combined with additional personnel and other operating costs required to support the additional customers of our Data Center Services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses were $3,588 and $5,956 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $2,368 or 66%. The increase was primarily due to increased company-wide staffing costs, including the acquisitions of the Pavilion Theatre and AccessIT Satellite and the creation of Christie/AIX to support the digital cinema business. We also added personnel in our corporate offices, primarily in the areas of finance and administration. As of December 31, 2004 and 2005 we had 58 and 128 employees, respectively, of which five and 54, were part-time employees, respectively.

DEPRECIATION AND AMORTIZATION EXPENSE

Total depreciation and amortization expense was $2,457 and $3,647 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $1,190 or 48%. The increase was attributable to the depreciation and amortization of the assets from the acquisitions of the Pavilion Theatre and AccessIT Satellite and various other asset additions.

INTEREST EXPENSE

Total interest expense was $279 and $1,837 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $1,558 or 558%. The increase was attributable to the capital lease associated with the operations of the Pavilion Theatre, the remaining unamortized debt issuance costs of the Convertible Debentures which were converted into shares of Class A Common Stock in August 2005 (see Note 4), partially offset by reduced interest expense resulting from the conversion of all the 6% Convertible Notes into shares of Class A Common Stock in September 2005 (see Note 4).

NON-CASH INTEREST EXPENSE

Total non-cash interest expense was $155 and $1,325 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $1,170 or 755%. The increase was due to the remaining accretion on the debt discount which resulted from the Convertible Debentures Warrants which were exercised shares of Class A Common Stock in August 2005.

DEBT CONVERSION EXPENSE

Total debt conversion expense was $0 and $6,208 for the nine months ended December 31, 2004 and 2005, respectively. The increase represents the value of the New Shares, the New Warrants, the Placement Agent Shares and professional fees incurred in connection with the Conversion Agreement in August 2005 (see
Note 4).

OTHER INCOME, NET

Total other income, net was $17 and $1,643 for the nine months ended December 31, 2004 and 2005, respectively, an increase of $1,626. The increase represents the decreased fair value of the New Warrants, reduced by the increased fair value of July 2005 Private Placement Warrants (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our IPO, notes payable and common stock used to fund various acquisitions. We have no borrowings or line of credit arrangements with banks or other financial institutions.

In July 2005, we received gross proceeds of $18,137 from the July 2005 Private Placement. We are using the net proceeds of $16,721, primarily to fund the capital investments in connection with Christie/AIX's digital cinema rollout plan (see Note 6) and for working capital and general corporate purposes. As of December 31, 2005, we have paid $5,454 towards Systems ordered in connection with Christie/AIX's digital cinema rollout plan.

As of December 31, 2005, we had cash and cash equivalents of $10,105 and our working capital was $2,920.

Operating activities used net cash of $2,759 and $5,943 for the nine months ended December 31, 2004 and 2005, respectively. The increase in cash used by operating activities was primarily due to an increased net loss from operations offset by the change in accounts payable and accrued expenses along with adjustments not requiring cash, specifically depreciation and amortization, non-cash interest expense and debt conversion expense.

Investing activities used net cash of $2,485 and $7,728 for the nine months ended December 31, 2004 and 2005, respectively. The increase was due to additional computer related equipment and other assets, primarily in connection with Christie/AIX's digital cinema rollout plan. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel.

Financing activities provided net cash of $4,429 for the nine months ended December 31, 2004 primarily due to the June 2004 Private Placement and the November 2004 Private Placement, less repayments of notes payable and capital lease obligations. Net cash provided by financing activities of $18,997 for the nine months ended December 31, 2005 was primarily due to the net proceeds from the July 2005 Private Placement and various warrants exercised, offset slightly by the repayments of notes payable and capital lease obligations.

We have acquired property and equipment under long-term capital lease obligations that expire at various dates through July 2022. As of December 31, 2005, we had outstanding capital lease obligations of $6,078. Our capital lease obligations are at the following locations and in the following principal amounts:

                                                                                            Outstanding
           Location                      Purpose of capital lease                           Obligation
           --------------------------    ------------------------------------------    ----------------------
           The Pavilion Theatre          For building, land and improvements                  $6,055
           Corporate Office              For telephone equipment                                  18
           Managed Services              For computer equipment used in IDC's                      5
                                                                                       ----------------------
                                                                                              $6,078
                                                                                       ======================

As of December 31, 2005, minimum future capital lease payments (including interest) totaling $18,947, are due as follows:

                                For the twelve months ending December 31,
                          -------------------------------------------------
                          2006.................................    $  1,141
                          2007.................................       1,128
                          2008.................................       1,128
                          2009.................................       1,128
                          2010.................................       1,128
                          Thereafter...........................      13,294
                                                                  ----------
                                                                   $ 18,947
                                                                  ==========

As of December 31, 2005, obligations under non-cancelable operating leases totaled $15,014, are due as follows:

                             For the twelve months ending December 31,
                          -------------------------------------------------
                          2006.................................     $ 2,658
                          2007.................................       2,577
                          2008.................................       2,589
                          2009.................................       2,215
                          2010.................................       1,454
                          Thereafter...........................       3,521
                                                                  ---------
                                                                   $ 15,014
                                                                  =========

As of December 31, 2005, purchase obligations for Systems ordered in connection with Christie/AIX's digital cinema rollout plan, and not included in our consolidated financial statements totaled $3,858.

Management expects that we will continue to generate operating losses for the foreseeable future due to depreciation and amortization, interest expense, software development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions combined with our cash on hand and cash receipts from existing operations, will be sufficient to permit us to continue our operations for at least twelve months from the date of this report.

SUBSEQUENT EVENTS

On January 1, 2006, we purchased the domain name, website, customer list and the IP address space for Ezzi.net and certain data center related computer equipment of R & S International, Inc. (together the "Access Digital Server Assets"). The purchase price includes a cash payment of $140 and 23,445 shares of unregistered Class A Common Stock to be issued by April 2006. Based on targeted cash flows associated with the Access Digital Server Assets through March 31, 2008, we may be required to make additional payments up to the maximum sum of $900. The acquired assets will be used for web-hosting and is intended to supplement the existing Data Center Services business.

On January 4, 2006, Christie/AIX ordered additional Systems from Christie with a total cost of approximately $19,450.

On January 17, 2006, we entered into: (1) a placement agency agreement in connection with an offering to issue and sell 1,145,000 registered shares of Class A Common Stock at a sale price of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a sale price of $10.70 per share (together the "January 2006 Offering") for gross proceeds of $16,050. The securities have been offered by us, pursuant to a shelf registration statement on Form S-3 filed with the SEC, as discussed above in Recent Developments. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. We intend to use the estimated net proceeds of approximately $14,739, for the purchase, installation and maintenance of digital cinema projection systems by Christie/AIX, in connection with our rollout plan to deploy digital cinema systems nationwide (see Note 6) and for general corporate purposes.

In February 2006, we entered into preliminary discussions for a senior credit facility to finance the purchase, installation and maintenance of digital cinema systems in connection with our rollout plan to deploy digital cinema systems nationwide (see Note 6). The completion of and the availability of funds from such credit facility can not be assured.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS.

The exhibits are listed in the Exhibit Index beginning on page 30 herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                  (Registrant)

Date: February 13, 2006        BY: /s/ A. Dale Mayo
                                   --------------------------------------------
                                   A. Dale Mayo
                                   President and Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)


Date: February 13, 2006       BY: /s/ Brian D. Pflug
                                  ---------------------------------------------
                                  Brian D. Pflug
                                  Senior Vice President - Accounting & Finance
                                  (Principal Financial Officer)

EXHIBIT INDEX


EXHIBIT NUMBER        DESCRIPTION OF DOCUMENT

10.1* Digital Cinema Deployment Agreement, dated October 25, 2005 by and between Universal City Studios LLLP, and Christie/AIX, Inc.

10.2* Master License Agreement, dated December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc.

10.3 Amendment No. 3 to the First Amended and Restated Access Integrated Technologies, Inc. 2000 Stock Option Plan, dated as of September 15, 2005.

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



-------------------

* Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934