Form 10KSB
period 2006-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2006-06-29
CIK 1173204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: MARCH 31, 2006

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from --- to ---

                        COMMISSION FILE NUMBER: 000-51910

                     --------------------------------------

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

                     --------------------------------------

          DELAWARE                                       22-3720962
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

           55 MADISON AVENUE, SUITE 300, MORRISTOWN, NEW JERSEY 07960
                    (Address of principal executive offices)

                                 (973) 290-0080
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the fiscal year ended March 31, 2006 were $16,794,865.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $10.55 per share, as of June 23, 2006, the closing price of such common equity on the Nasdaq National Market, was approximately $197,391,787. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 23, 2006, 22,141,572 shares of Class A Common Stock, $0.001 par value, and 825,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 9, 10, 11, 12, 13, and 14 of Form 10-KSB is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

FORWARD-LOOKING STATEMENTS...................................................  3

                                     PART I

ITEM 1.      Business........................................................  4

ITEM 2.      Property........................................................ 14

ITEM 3.      Legal Proceedings............................................... 15

ITEM 4.      Submission of Matters to a Vote of Shareholders................. 15

                                     PART II

ITEM 5.      Market for Common Equity and Related Shareholder Matters........ 16

ITEM 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 18

ITEM 7.      Consolidated Financial Statements............................... 24

ITEM 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 25

ITEM 8A.     Controls and Procedures......................................... 25

ITEM 8B.     Other Information............................................... 25

                                    PART III

ITEM 9.      Directors, Executive Officers and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 25

ITEM 10.     Executive Compensation.......................................... 25

ITEM 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Shareholder Matters...................... 25

ITEM 12.     Certain Relationships and Related Transactions.................. 26

ITEM 13.     Exhibits........................................................ 26

ITEM 14.     Principal Accountant Fees and Services.......................... 26

SIGNATURES................................................................... 27

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates, "and similar words. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "believe," "expect," "may," "will," "should," "seek," "plan," "intend" or "anticipate" or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

o successful execution of our business strategy, particularly for new endeavors;

o    the performance of our targeted markets;

o    competitive product and pricing pressures;

o    changes in business relationships with our major customers;

o    successful integration of acquired businesses;

o    economic and market conditions;

o the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and

o the other risks and uncertainties that are set forth in Item 1, "Business" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.


In this report, "AccessIT," "we," "us," "our" and the "Company" refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000. We are a leading provider of fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. To date, we have generated revenues from two primary businesses, media services ("Media Services") and internet data center ("IDC" or "data center") services. Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers' data. These existing businesses have positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus.

Digital Cinema Initiatives, LLC ("DCI") was created in March 2002 as a joint venture of seven motion picture studios: Buena Vista Pictures Distribution (Disney), Twentieth Century Fox Film Corporation (Fox), Metro-Goldwyn-Mayer, Paramount Pictures, Sony Pictures Entertainment, Universal Studios, and Warner Bros. Studios. The primary purpose of DCI was to recommend uniform industry-wide specifications for digital cinema, in order to provide real benefits to theater audiences, theater owners, filmmakers and distributors. In June 2005, DCI announced recommendations regarding the final overall system requirements and specifications for digital cinema (the "DCI Recommendations"). The DCI Recommendations define technical specifications and requirements recommended for the mastering of, distribution of, and theatrical playback of digital cinema content. AccessIT's processes and Systems (as defined below) operate in accordance with the DCI Recommendations.

In June 2005, in anticipation of the DCI Recommendations, we entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through our then-newly formed indirectly wholly-owned subsidiary, Christie/AIX, Inc. ("Christie/AIX") to purchase Christie's digital cinema projection systems (the "Systems") at agreed-upon prices to be installed nationwide (our "Digital Cinema Roll-Out").

Distributors can send us digital cinema movie content or alternative digital content as a digital cinema distribution master ("DCDM"), which the distributors developed under the DCI Recommendations and are encrypted and transported to exhibitors.

We believe our Digital Cinema Roll-Out requires four key components:
   1.    Distribution management software
   2.    Exhibition management software
   3.    Managed digital media delivery
   4.    A common platform to make hardware and software work together

Each of these four key components are provided within our Media Services and Data Center Services.

MEDIA SERVICES

The Media Services segment of our business consists of two units: the Digital Media Delivery Services and Exhibition and Distribution Management Software. Digital Media Delivery Services is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, ("AccessIT Satellite"), Access Digital Media, Inc. ("AccessDM"), ADM Cinema Corporation ("ADM Cinema") d/b/a the Pavilion Theatre (the "Pavilion Theatre") and Christie/AIX. Exhibition and Distribution Management Software is comprised of Hollywood Software, Inc. d/b/a AccessIT Software ("AccessIT SW") and certain software provided by AccessDM. As of March 31, 2006, AccessDM and AccessIT Satellite will together be known as our Digital Media Services Division ("DMS").

DIGITAL MEDIA DELIVERY SERVICES

     OPERATIONS OF:                 SERVICES PROVIDED:
     -----------------------------  --------------------------------------------
     DMS                            Stores and  distributes  digital  content to
                                    movie   theaters  and  other  venues  having
                                    digital  projection  equipment  and provides
                                    satellite-based  broadband  video,  data and
                                    Internet transmission, encryption management
                                    services,   video  network  origination  and
                                    management  services  and a virtual  booking
                                    center  to   outsource   the   booking   and
                                    scheduling of satellite  and fiber  networks
                                    and provides  forensic recovery services for
                                    content owners.
     -----------------------------  --------------------------------------------
     Pavilion Theatre               A  fully  functioning   nine-screen    movie
                                    theatre and showcase to demonstrate and test
                                    our integrated digital cinema solutions.
     -----------------------------  --------------------------------------------
     Christie/AIX                   Financing  vehicle and administrator for our
                                    Digital  Cinema  Roll-Out to motion  picture
                                    exhibitors,   collects  virtual  print  fees
                                    ("VPFs")  from  motion  picture  studios and
                                    other content providers.
     -----------------------------  --------------------------------------------

In March 2004, AccessDM acquired certain digital cinema related assets of the Boeing Company (the "Boeing Digital Asset Acquisition").

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the "FiberSat Acquisition").

In February 2005, through ADM Cinema, we acquired substantially all of the assets of the Pavilion Theatre located in the Park Slope section of Brooklyn, New York from Pritchard Square Cinema, LLC (the "Pavilion Theatre Acquisition").

In June 2005, we formed Christie/AIX to purchase Systems for our Digital Cinema Roll-Out, under the Framework Agreement with Christie. In September 2005, pursuant to a second amendment to the Framework Agreement, Christie and Christie/AIX agreed to extend the number of Systems which may be ordered to 4,000 Systems.

Each System, purchased from Christie,  consists of a Digital Light Processor (or
DLP) Cinema(TM) 2K projector, capable of both 2-D and 3-D display, a digital cinema server, and such other components and software and any applicable upgrades along with a central library server, with our Theatre Command Center software installed, connecting all Systems within a theatre complex, together with a storage array, computer rack, uninterrupted power source, main switch and patch panel.

PRODUCTS

Current proprietary software of DMS for digital media delivery consists of the following:

     PROPRIETARY SOFTWARE
     PRODUCT:                      PURPOSE:
     ----------------------------  ---------------------------------------------
     Digital Express e-Courier     Provides   worldwide   delivery   of  digital
     Services (SM)                 content,  including  movies,   advertisements
                                   and  alternative  content  such  as concerts,
                                   seminars   and   sporting   events  to  movie
                                   theaters  and  other  venues  having  digital
                                   projection equipment.
     ----------------------------  ---------------------------------------------

The Digital Express e-Courier Services (SM) software makes interaction between the content originator (such as the motion picture studio) and the exhibitor easier:

o Programming is viewed, booked, scheduled and electronically delivered through Digital Express e-Courier Services (SM).

o Once received, DCDMs are prepared for distribution employing wrapper technology, including the application of an additional layer of Advanced Encryption Standard encryption, for added security.

o We maintain digital content storage and support services at our IDCs, which are equipped with state-of-the-art EMC Symmetrix and StorageTek hardware, standby power supplies and environmental controls that provide fail-safe, uninterrupted service.

o Through our IDCs, we provide digital content delivery via multiple tier-1 carriers utilizing both terrestrial (copper and fiber networks) as well as satellite links, which ensures cost-effective and reliable on-time delivery of all digital content, regardless of size or number of remote destinations.

o Designed to provide transparent control over the delivery process, Digital Express e-Courier Services(SM) provides comprehensive, real-time monitoring capabilities including a fully customizable, automatic event notification system, delivering important status information to customers through a variety of connected devices including cell phones, e-mail or pagers.

Current licensed software of Christie/AIX consists of the following:

     LICENSED PRODUCT:             PURPOSE:
     ----------------------------- ---------------------------------------------
     Cinefence                     o  Detection of  audio  and  video watermarks
                                      in  content  distributed  through  digital
                                      cinema.
     ----------------------------- ---------------------------------------------

In February 2006, Christie/AIX entered into an agreement with Philips Electronics Nederland B.V. ("Philips") for a non-exclusive, worldwide right to use software license for Philips' software Cinefence (the "Cinefence License"). The Cinefence License is for an initial period of twelve years and renews automatically each year unless terminated by either party upon written notice. Cinefence is a watermarking detector for the detection of audio and video watermarks in content distributed through digital cinema.

MARKET OPPORTUNITY

According to the Motion Picture Association, on average, there were approximately 530 new movie releases for each of the past two years. The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide. According to the National Association of Theatre Owners, there are approximately 105,000 screens worldwide that play major movie releases, with approximately 36,000 screens located in the United States.

We believe that:

o the demand for digital content delivery will increase as the movie, advertising and entertainment industries continue to convert to a digital format in order to achieve cost savings, greater flexibility and/or improved image quality;

o digital content delivery eventually will replace, or at least become more prevalent than, the current method used for film delivery since existing film delivery generally involves the time-consuming, somewhat expensive and cumbersome process of receiving bulk printed film, rebuilding the film into shipping reels, packaging the film reels into canisters and physically delivering the film reels by traditional ground modes of transportation to movie theaters;

o the expanding use of digital content delivery will lead to an increasing need for digital content delivery services, as the movie exhibition industry now has the capability to present advertisements, trailers and alternative entertainment in a digital format and in a commercially viable manner;

o motion picture exhibitors may be able to profit from the presentation of new and/or additional advertising in their movie theaters and that alternative entertainment at movie theaters may both expand their hours of operation and increase their occupancy rates;

o the demand for our digital content delivery services is directly related to the number of movie releases each year, the number of movie screens those movies are shown on and the transition to digital presentations in those movie theatres;

o the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema (according to Nash Information Services, LLC., the average film print costs $2,000 per print); and

o illegal off-the-screen recording of movies with handheld camcorders now costs the movie exhibition industry an estimated $3.5 billion annually.

To date, in connection with our Digital Cinema Roll-Out, we have entered into digital cinema deployment agreements with six motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of virtual print fees to Christie/AIX. As of March 31, 2006, we have entered into master license agreements with six motion picture exhibitors for the placement of Systems in movie theatres covering a total of 2,531 screens (includes screens at AccessIT's Pavilion Theatre) and we have installed 210 Systems. It is our intention to complete the first 2,000 to 2,500 System installations by April 2007 and complete all 4,000 System installations by October 31, 2007. Christie/AIX incorporates Cinefence into the Systems deployed with motion picture exhibitors participating in our Digital Cinema Roll-Out.

INTELLECTUAL PROPERTY

AccessDM has received United States service mark registration for the following:
Digital  Express  e-Courier  Services  (SM) and  "The  courier  for the  Digital
Era"(SM).

AccessDM has applied for service mark registrations in respect of the name AccessDM, Access Digital Media and "Theatre Command Center". As of March 31, 2006, AccessDM has not yet received United States service mark registration for these service marks.

CUSTOMERS

The Digital Media Delivery Service businesses currently provide services mainly to the general public, the broadcast and cable television and communications industries and motion picture studios. For the fiscal year ended March 31, 2006, the Pavilion Theatre's customers (the general public) and DMS comprised of 74% and 24% of the Digital Media Delivery Service revenues, respectively. Three customers, Globecomm Network Services Corporation, LATV, LLC. and McKibben Consulting, each represented 10% or more of DMS' revenues and together generated 58% of DMS revenues. We do not have any other relationships with these customers. These three customer contracts are due to expire in fiscal year 2007 and we have not received any indication whether these contracts will be renewed.

COMPETITION

Companies that have developed forms of digital content delivery to entertainment venues and include:

o Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors;

o National CineMedia, LLC ("NCM"), a venture of AMC, Cinemark USA, Inc. and Regal, which have joined to work on the development of a digital cinema business plan, primarily concentrated on in-theatre advertising, business meetings and non-feature film content distribution; and

o DELUXE Laboratories, a wholly owned subsidiary of the Rank Group Plc, which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors.

These competitors have significantly greater financial, marketing and managerial resources than we do, have generated greater revenue and are better known than we are. However, we believe that DMS, through its technology and management experience, its development of software capable of delivering digital content worldwide, its development of the Theatre Command Center software, and the complement of AccessIT SW's software, differentiate us from our competitors by providing a competitive alternative to their forms of digital content delivery.

We expect to co-market our Digital Media Delivery Services to the current and prospective customers of AccessIT SW, using marketing and sales efforts and resources of both companies, which would enable owners of digital content to securely deliver such digital content to their customers and, thereafter, to manage and track data regarding the presentation of the digital content, including different forms of audio and/or visual entertainment. As the digital content industry continues to develop, we may engage in other marketing methods, such as advertising and service bundling, and may hire additional sales personnel.

SEASONALITY

Digital Media Delivery Service revenues derived from our Pavilion Theatre and from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

GOVERNMENT REGULATION

The distribution of movies is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to motion picture exhibitors, on a movie-by-movie and theatre-by-theatre basis. Consequently, motion picture exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis. AccessIT Satellite maintains a Federal Communications Commission ("FCC") broadcast license related to our satellite transmission of content and should we violate any FCC laws, we may be subject to fines and or forfeiture of our broadcast license.

Our Pavilion Theatre must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such property is "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance. We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled and we intend to comply with future regulations in that regard.

Our Digital Media Delivery Service businesses are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Digital Media Delivery Service businesses does not subject us to environmental laws in any material manner.

EXHIBITION AND DISTRIBUTION MANAGEMENT SOFTWARE

     OPERATIONS OF:                 SERVICES PROVIDED:
     -----------------------------  --------------------------------------------
     AccessIT SW                    Develops   and  licenses   software  to  the
                                    motion picture  distribution  and exhibition
                                    industries,    provides   services   as   an
                                    Application     Service    Provider    ("ASP
                                    Service"),     and     provides     software
                                    enhancements and consulting services.
     -----------------------------  --------------------------------------------
     DMS                            Provides software for in-theatre  management
                                    of  movies  and other content.
     -----------------------------  --------------------------------------------

In November 2003, we acquired all of the capital stock of AccessIT SW, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada (the "AccessIT SW Acquisition").

PRODUCTS

AccessIT SW provides proprietary software applications and services to support customers of varying sizes, through software licenses, its ASP Service in which it hosts the application in one of our IDCs and client access via the Internet and provides outsourced film distribution services, called IndieDirect. Current proprietary software of AccessIT SW consists of the following:

     PROPRIETARY SOFTWARE
     PRODUCT:                      PURPOSE:
     ----------------------------- ---------------------------------------------
     Theatrical  Distribution      Enables United States motion picture  studios
     System ("TDS")                to plan, book and account for movie  releases
                                   and to collect and analyze related  financial
                                   operations  data  and  interfaces  with  DMS'
                                   Digital    Express  e-Courier  Services  (SM)
                                   software.
     ----------------------------- ---------------------------------------------
     Theatrical Distribution Enables international motion picture studios System (Global)("TDSg") to plan, book and account for movie releases and to collect and  analyze related financial
                                   operations  data  and  interfaces  with  DMS'
                                   Digital   Express  e-Courier   Services  (SM)
                                   software.
     ----------------------------- ---------------------------------------------
     Exhibition Management         Manages all  key  aspects  of  film planning,
     System(TM) ("EMS(TM)")        scheduling,   booking   and   motion  picture
                                   studios  payment for  exhibitors.
     ----------------------------- ---------------------------------------------
     EMSa                          Web-enabled version of EMS(TM).
     ----------------------------- ---------------------------------------------
     Motion Picture Planning       Plans and initiates movie release  strategies
     System ("MPPS")               using  various  movie criteria and historical
                                   performance data.
     ----------------------------- ---------------------------------------------
     Media  Manager  System        Facilitates  the   planning  and  tracking of
     ("MMS")                       newspaper advertising campaigns.
     ----------------------------- ---------------------------------------------
     Digi-Central                  Online   marketplace  in   which  buyers  can
                                   search  for   available   digital    content,
                                   initiate    transactions    and    coordinate
                                   delivery via DMS.
     ----------------------------- ---------------------------------------------

     DISTRIBUTED SOFTWARE          PURPOSE:
     PRODUCT:
     ----------------------------- ---------------------------------------------
     Vista Cinema Software         Theatre ticketing software.
     ("Vista")
     ----------------------------- ---------------------------------------------

Current proprietary software of DMS for exhibition management consists of the following:

     PROPRIETARY SOFTWARE
     PRODUCT:                      PURPOSE:
     ----------------------------- ---------------------------------------------
     Theatre  Command  Center      Provides  in-theatre  management for  use  by
     ("TCC")                       digitally-equipped    movie   theaters    and
                                   interfaces with DMS' DigitalExpress e-Courier
                                   Services (SM) software.
     ----------------------------- ---------------------------------------------

EXHIBITION MANAGEMENT

We believe that our EMS(TM) system is one of the most powerful and comprehensive systems available to manage all key elements of motion picture exhibition. This fully supported solution can exchange information with every financial, ticketing, point-of-sale, distributor and data system to eliminate manual processes. Also, EMS(TM) is designed to create innovative revenue opportunities for motion picture exhibitors from the presentation of new and/or additional advertising and alternative entertainment in their movie theaters due to the expanding use of digital content delivery.

Our TCC system, provides in-theatre management for digitally-equipped movie theaters, enabling one to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager's office or both.

DOMESTIC THEATRICAL DISTRIBUTION MANAGEMENT

AccessIT SW's TDS product is currently licensed to several motion picture studios, including 20th Century Fox, the Weinstein Company, Paramount Pictures and Universal Studios. These studios comprised approximately 33.4%, 11.5%, 8.0% and 5.2%, respectively, of AccessIT SW's revenues for the fiscal year ended March 31, 2006. Several distributors utilize AccessIT SW's products through its ASP Service, including IFC Films, Newmarket Films, Magnolia Pictures, Gold Circle Films, Maple Pictures and IFS. In addition, AccessIT SW licenses to customers other distribution-related software, including MPPS and MMS, which further automate and manage related aspects of movie distribution, including advertising, strategic theater selection and competitive release planning.

AccessIT SW also provides outsourced movie distribution services, specifically for independent film distributors and producers, through IndieDirect. The IndieDirect staff uses the TDS distribution software to provide back office movie booking, tracking, reporting, settlement, and receivables management services.

INTERNATIONAL THEATRICAL DISTRIBUTION MANAGEMENT

In 2004, AccessIT SW began developing TDSg, an international version of our successful TDS application, to support worldwide movie distribution and has the capability to run either from a single central location or multiple locations. In December 2004, AccessIT SW signed an agreement to license TDSg to 20th Century Fox, who will implement the software in fourteen overseas territories, encompassing eighteen foreign offices, over approximately eighteen months. As with our North American TDS solution, the TDSg system seamlessly integrates with AccessIT's digital content delivery services, significantly enhancing our international market opportunities.

DISTRIBUTED SOFTWARE

AccessIT SW also distributes Vista, a theatre ticketing solution, developed by Vista Entertainment Solutions Limited ("Vista Entertainment") which is based in New Zealand. AccessIT SW is currently the only United States-based distributor of Vista to the United States theatre market. Under our distribution agreement with Vista Entertainment, AccessIT SW earns a percentage of license fees, maintenance fees and consulting fees generated from each Vista product we sell.

RESEARCH AND DEVELOPMENT

Research and development was $666 thousand and $300 thousand for the fiscal years ended March 31, 2005 and 2006, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at AccessIT SW related to the development of our digital software applications and various product enhancements to TDS and EMS(TM).

MARKET OPPORTUNITY

The  customers  for AccessIT  SW's  existing  software and  consulting  services consist principally of worldwide motion picture studios and North American motion picture exhibitor chains. Upon the completion of TDSg, our international version of TDS, we will have the ability to support worldwide movie distribution.

We believe that:

o AccessIT SW's products are becoming the industry standard method by which motion picture studios and exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment. Based upon certain industry figures, distributors using AccessIT SW's TDS software, cumulatively managed 39.6% and 44.2% of the 2004 and 2005 United States theater box office revenues, respectively);

o    by  adapting  this  system to serve  the  expanding  digital  entertainment industry, AccessIT SW's products and services will be accepted as an important component in the digital content delivery and management business;

o the continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers;

o    producing,   buying  and  delivering   media  content   through   worldwide
     distribution channels is a highly fragmented and inefficient process; and

o technologies created by AccessIT SW and the continuing development of and general transition to digital forms of media will help the digital content delivery and management business become increasingly streamlined, automated and enhanced.

INTELLECTUAL PROPERTY

AccessIT SW currently has intellectual property consisting of:

o licensable software products, including TDS, TDSg, EMS(TM), MPPS and the MMS;

o domain names, including EPayTV.com, EpayTV.net, HollywoodSoftware.com, HollywoodSoftware.net, Indie-Coop.com, Indie-Coop.net, Indiedirect.com, IPayTV.com; PersonalEDI.com, RightsMart.com, RightsMart.net, TheatricalDistribution.com and Vistapos.com;

o unregistered trademarks and service marks, including Coop Advertising V1.04, EMS ASP, Exhibitor Management System, Hollywood SW, Inc., HollywoodSoftware.com, Indie Co-op, Media Manager, On-Line Release Schedule, RightsMart, TDS and TheatricalDistribution.com; and

o    logos, including those in respect of Hollywood SW, TDS and EMS(TM).

CUSTOMERS

Exhibition and Distribution Management Software customers are principally worldwide motion picture studios. For the fiscal year ended March 31, 2006, two customers, Twentieth Century Fox and the Weinstein Company, each represented 10% or more of Exhibition and Distribution Management Software revenues and together generated 45% of AccessIT SW's revenues. We do not have any other relationships with these customers. We expect to continue to conduct business with both of these customers in fiscal year 2007.

COMPETITION

Within the major motion picture studios and exhibition circuits, AccessIT SW's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties. Most motion picture studios that do not use the TDS software use their own in-house developed systems. Internationally, AccessIT SW is aware of one vendor based in the Netherlands providing similar software on a smaller scale. AccessIT SW's movie exhibition product, EMS(TM), competes principally with customized solutions developed by the large exhibition circuits and at least one other competitor that has been targeting mid- to small-sized motion picture exhibitors. We believe that AccessIT SW, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

GOVERNMENT REGULATION

Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our exhibition and distribution management software products.

Our Exhibition and Distribution Management Software businesses are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Exhibition and Distribution Management Software business does not subject us to environmental laws in any material manner.

DATA CENTER SERVICES

The Data Center Services segment of our business consists of two units: our IDCs or Data Centers and Managed Services.

     OPERATIONS OF:                 SERVICES PROVIDED:
     -----------------------------  --------------------------------------------
     AccessIT                       Provides  services  through  its three  IDCs
                                    including  the license of data center space,
                                    provision  of  power,  data  connections  to
                                    other  businesses,  and the  installation of
                                    equipment.
     -----------------------------  --------------------------------------------
     Managed Services               Provides information   technology consulting
                                    services  and  managed  network   monitoring
                                    services    through   its   Global   Network
                                    Command Center ("GNCC").
     -----------------------------  --------------------------------------------

In January 2004, we acquired Core Technology Services, Inc. ("Managed Services"), a managed service provider of information technologies (the "Managed Services Acquisition") which operates a 24x7 GNCC, capable of running the networks and systems of large corporate clients. The four largest customers of Managed Services accounted for approximately 64% of its revenues. The service capabilities of Managed Services have been integrated with our IDCs.

In January 2006, we purchased certain web hosting assets which have been integrated into the operations of Managed Services.

DATA CENTERS

We currently operate three IDCs, one in New Jersey and two in New York City. We have exited six other leased IDCs in which KMC Telecom ("KMC") was the sole or the primary IDC customer because KMC did not renew its contracts, which expired on December 31, 2005. These six IDC leases expired between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contracts. In addition, we maintain an IDC in Chatsworth, California that is dedicated to AccessIT's delivery of movies and other digital content to motion picture exhibitors worldwide. Our IDCs are leased facilities through which we, for monthly and variable fees, provide our customers with:

o secure and fail-safe locations for their computer and telecommunications equipment by using back-up power generators as well as back-up battery power and specialized air conditioning systems;

o    voice and data transmission services from a choice of network providers;

o    computer and telecommunications equipment monitoring services; and

o storage, back-up and protection services for their programs and data, including our AccessStorage-On-Demand managed storage services to store and copy data.

We provide our customers with flexible space in our IDCs to house data and voice transmission equipment, as well as their computer equipment. Our customers may choose from a variety of space offerings, including a single-locking cabinet, a private cage (under 500 square feet) or a private suite (over 500 square feet). IDC services require an initial installation fee and a monthly charge based on the size of the space selected by the customer.

We also offer additional services for which our customers pay additional monthly service charges. These services include:

o    additional power availability;

o    access to our IDC staff for a variety of tasks such as equipment rebooting,
     power   cycling,   card  swapping  and   performing   emergency   equipment
     replacements;

o the ability to connect cables (both fiber and copper) directly to another IDC customer for voice and data transmission services; and

o the ability to use our risers, which are pipes used to connect cables (both fiber optic and copper) from our customers' computer equipment to other companies' computer equipment located outside of our IDCs but within the buildings that our IDCs are located.

We provide IDC services under agreements generally having terms of one to ten years. As of March 31, 2006, we had 68 contracts, with 58 separate customers, each requiring payment of monthly fees, with a weighted average remaining term of 9 months.

MARKET OPPORTUNITY

We believe that:

o the overall market for IDC services has been largely driven by the rapid growth in Internet usage and a significant shift by companies to outsourcing or engaging third parties to provide their data center services, as these services distract them from their core businesses and require significant investment; and

o the demand for services that store data will continue to grow as a result of companies limited data center floor space, limited qualified staff resources, budgeting constraints, regulatory requirements and disaster recovery requirements.

CUSTOMERS

Our IDC customers include major and mid-level networks and ISPs, various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses. For the fiscal year ended March 31, 2006, two customers each represented 10% or more of Data Center Service revenues, KMC and AT&T, which together generated 44% of our Data Center Service revenues. We do not have any relationship with these customers other than as customers. KMC did not renew its contracts, which expired on December 31, 2005. Additionally, we have two other large data center customer contracts that will expire before July 1, 2006, which currently provide approximately $105 thousand of monthly revenue. We anticipate that these contracts will not be renewed, however, we anticipate entering into new contracts for IDC and Managed Services business to partially offset these non-renewed contracts.

MANAGED SERVICES

We believe that the breadth of services in the IDCs is a critical competitive advantage. We have developed two distinct Managed Services offerings, Network and Systems Management and Managed Storage Services.

NETWORK AND SYSTEMS MANAGEMENT

We offer our customers the economies of scale of the GNCC with an advanced engineering staff. Our network and systems management services include:

o    network architecture and design;

o    systems and network monitoring and management;

o    data and voice integration;

o    project management;

o    auditing and assessment;

o on site support for hardware installation and repair, software installation and update and a 24x7 user help desk;

o    a 24x7 Citrix server farm (a collection of computer  servers);  and

o    fully managed web hosting.

MANAGED STORAGE SERVICES

Our managed storage services, known as AccessStorage-on-Demand, include:

o hardware and software from such industry leaders as EMC Symmetrix, StorageTek and Veritas;

o pricing on a per-gigabyte of usage basis which provides customers with reliable primary data storage that is connected to their computers;

o the latest storage area network ("SAN") technology and SAN monitoring by our GNCC; and

o a disaster recovery plan for customers that have their computers located within one of our IDCs by providing them with a tape back-up copy of their data that may then be sent to the customer's computer if the customer's data is lost, damaged or inaccessible.

All managed storage services are available separately or may be bundled together with other services. Monthly pricing is based on the type of storage (tape or disk), the capacity used and the level of accessibility required.

MARKET OPPORTUNITY

We believe that:

o this low-cost and customizable alternative to designing, implementing, and maintaining a large scale network infrastructure enables our clients to focus on information technology business development, rather than the underlying communications infrastructure; and

o our ability to offer clients the benefits of a SAN storage system at a fraction of the cost of building it themselves, allows our clients to focus on their core business.

INTELLECTUAL PROPERTY

AccessIT has received United States service mark registration for the following service marks: Access Integrated Technologies, AccessSecure; AccessSafe; AccessBackup; AccessBusiness Continuance; AccessVault; AccessContent; AccessColocenter; AccessDataVault; AccessColo; and AccessStore.

CUSTOMERS

Our Managed Services customers mainly include those of our IDCs and the motion picture studio customers of our Media Services. For the fiscal year ended March 31, 2006, two customers, Rothschild, Inc. and the Weinstein Company, each represented 10% or more of Managed Service revenues and together generated 47% of our Managed Service revenues. We do not have any other relationships with these customers. We expect to continue to conduct business with both of these customers in fiscal 2007.

COMPETITION

Our Data Center Services compete with traditional colocation providers, who are carrier-owned or have agreements with specific carriers, as well as neutral colocation providers, who offer a wide variety of carriers, ISPs and web hosting facilities. There are also many data centers owned and operated by smaller data center companies, landlords and communications carriers. The larger data center operators, with data centers in the New York-New Jersey area, include Switch and Data, Inc., Equinix, Inc., Globix Corporation and AboveNet, Inc. Many data center operators offer managed services to clients who co-locate servers in the operator owned data center. Our focus is on delivery of managed services inside our IDCs as a lead product for primary data center services and to also offer those services to clients who have servers outside our IDCs allowing us to offer remote server and network monitoring, server and network management and disaster recovery services.

The competitors mentioned above have greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. However, we believe that our data center services, by offering IDCs along with related data center services, may differentiate us from the above companies by providing a competitive bundled solution.

GOVERNMENT REGULATION

Our Data Center Services businesses are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Data Center Services business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2006, we had 140 employees, of which 54, working primarily at the Pavilion Theatre, are part-time and 86 are full-time. Of our full-time employees, 13 are in sales and marketing, 39 are in operations, 12 are in research and development and technical services, and 22 are in finance and administration. The Pavilion Theatre has a collective bargaining agreement with one union which covers three union projectionists, one of whom is a full-time employee. Such agreement has expired and has not yet been renewed.

ITEM 2. PROPERTY

Our businesses operated from the following leased properties at March 31, 2006.

MEDIA SERVICES

                                                                                                 Square
       Operations of:                Location:              Facility Type:        Expires:        Feet:
       --------------------- --------------------------- --------------------- --------------- ------------
       DMS                     Chatsworth, California       Administrative         March         13,455
                                                          offices, technical      2012 (3)
                                                          operations center,
                                                           and warehouse (1)
       --------------------- --------------------------- --------------------- --------------- ------------
       Pavilion Theatre       Brooklyn Borough of New     Nine-screen movie         July         31,120
                                     York City                 theatre            2022 (4)
       --------------------- --------------------------- --------------------- --------------- ------------
       Christie/AIX (2)
       --------------------- --------------------------- --------------------- --------------- ------------
       AccessIT SW             Auburn Hills, Michigan       Administrative      October 2010      1,203
                                                               offices              (5)
                             --------------------------- --------------------- --------------- ------------
                               Hollywood, California        Administrative     December 2010      7,412
                                                               offices              (6)
       --------------------- --------------------------- --------------------- --------------- ------------


DATA CENTER SERVICES
                                                                                                 Square
       Operations of:                Location:              Facility Type:        Expires:        Feet:
       --------------------- --------------------------- --------------------- ---------------- -----------
       AccessIT               Jersey City, New Jersey        IDC facility            May          12,198
                                                                                  2009 (7)
                             --------------------------- --------------------- ---------------- -----------
                              Manhattan Borough of New       IDC facility           July          11,450
                                     York City                                    2010 (8)
                             --------------------------- --------------------- ---------------- -----------
                              Brooklyn Borough of New        IDC facility           July          30,520
                                     York City                                    2015 (7)
       --------------------- --------------------------- --------------------- ---------------- -----------
       Managed Services (9)
       --------------------- --------------------------- --------------------- ---------------- -----------


CORPORATE
                                                                                                 Square
       Operations of:                Location:              Facility Type:        Expires:        Feet:
       --------------------- --------------------------- --------------------- ---------------- -----------
       AccessIT                Morristown, New Jersey     Executive offices          May          5,237
                                                                                  2009 (10)


(1) Location contains a data center which we use as a dedicated digital content delivery site.

(2)  Employees share office space with AccessIT SW in Hollywood, California.

(3) Lease, expiring March 2007, was renewed in March 2006 for an additional five-year term, with an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.

(4) Lease has options to renew for two additional ten-year terms and contains a provision for the payment of additional rent if box office revenues exceed certain levels.

(5) Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.

(6) An amendment to the lease for an additional 1,122 square feet was completed in January 2006 and has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.

(7)  There is no lease renewal provision.

(8) Lease has options to renew for two additional five-year terms with twelve months prior written notice at the then prevailing market rental rate.

(9)  Operations of Managed Services work out of AccessIT's leased IDC's.

(10) Lease has an option to renew for one additional four-year term with seven months prior written notice at the then prevailing market rental rate.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance. In April 2006, we leased an additional space in Los Angeles, California on a month-to-month basis which expires April 2007.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

On July 2, 2004, we received notice that certain creditors of NorVergence, Inc. ("NorVergence"), one of our IDC customers, filed an involuntary bankruptcy petition against NorVergence. On July 14, 2004, NorVergence agreed to the entry of an order granting relief under Chapter 11 of the United States Bankruptcy Code and then converted the Chapter 11 reorganization to Chapter 7 liquidation. We have a first security interest in NorVergence's accounts receivable.

On January 26, 2005, the U.S. Bankruptcy Court for the District of New Jersey in the matter of NorVergence, approved a motion for the trustee to pay us $121 thousand for past due amounts owed to us by NorVergence. We received such payment from the trustee in February 2005. Additionally, we were granted the right to pursue collection of NorVergence's customer accounts receivable and in settlement of the Company's claim, for deferred and future payments due from NorVergence, we will retain any amounts collected. As of March 31, 2006, we have collected approximately $37 thousand of our claim against NorVergence's customer accounts receivable.

We do not believe we will be able to recover any material additional amounts from our claim against NorVergence's customer accounts receivable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

CLASS A COMMON STOCK

Until the close of business on April 17, 2006, our Class A common stock ("Class A Common Stock") traded publicly on the American Stock Exchange ("AMEX") under the trading symbol "AIX". The following table shows the high and low sales prices per share of our Class A Common Stock as reported by the AMEX for the periods indicated:


                                                             For the fiscal years ended March 31,
                                                 -------------------------------------------------------------
                                                             2005                              2006
                                                 ----------------------------       --------------------------
                                                    HIGH             LOW              HIGH            LOW
                                                 ------------    ------------       ----------    ------------

     April 1 - June 30........................      $5.20           $4.10            $10.01          $5.46
     July 1 -September 30.....................      $5.15           $3.20            $14.20          $9.06
     October 1 - December 31..................      $4.17           $3.75            $11.55          $6.60
     January 1 - March 31.....................      $7.15           $3.25            $14.25         $10.15


Effective April 18, 2006, the Company's Class A Common Stock began trading publicly on the Nasdaq National Market ("NASDAQ") under the trading symbol "AIXD". The last reported closing price per share of our Class A Common Stock as reorted by NASDAQ on June 23, 2006 was $10.55 per share. As of June 23, 2006, there were approximately 111 holders of record of our Class A Common Stock.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock ("Class B Common Stock"). Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder. As of June 23, 2006, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together the "Common Stock") and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the "Board").

EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of March 31, 2006, regarding the shares of AccessIT's Class A Common Stock and AccessDM's common stock authorized for issuance under their respective equity compensation plans.

                                                                    Weighted average
                                          Number of shares of          of exercise
                                         common stock issuable          price of          Number of shares of common
                                            upon exercise of           outstanding         stock remaining available
     Plan                                 outstanding options            options              for future issuance
     --------------------------------    -----------------------    ------------------    ----------------------------
     AccessIT Amended and Restated
     2000 Stock Option Plan ("the
     Plan") approved by shareholders.....   1,100,000 (1)(2)              $6.61                         -- (2)

     AccessIT compensation plans
     not approved by shareholders........         N/A                       N/A                        N/A

     AccessDM compensation plan
     approved by AccessDM's
     shareholders........................   1,055,000 (3)(5)              $0.95 (4)                945,000 (3)

     AccessDM compensation plans
     not approved by AccessDM's
     shareholders........................         N/A                       N/A                        N/A


(1)  Shares of AccessIT Class A Common Stock.
(2) The issuance of an additional 371,747 stock options is subject to shareholder approval at the Company's 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.
(3)  Shares of AccessDM common stock.
(4) Since there is no public trading market for AccessDM's common stock, the fair market value of AccessDM's common stock on the date of grant was determined by an appraisal of such options.
(5) As of March 31, 2006, there were 3,750,000 shares of AccessDM's common stock issued and outstanding.

ACCESSIT STOCK OPTION PLAN

Our Board adopted the Plan, on June 1, 2000 and, in July 2000, our shareholders approved the Plan by written consent. Under the Plan, we may grant both incentive and non-statutory stock options to our employees, non-employee directors and consultants. The primary purpose of the Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. On June 9, 2005, the Board approved the expansion of the Plan from 850,000 to 1,100,000 options, which was approved by the shareholders at the Company's 2005Annual Meeting held on September 15, 2005. As of March 31, 2006, the number of stock options granted under the Plan exceeded the Plan's approved limit of 1,100,000 options. The Company intends to obtain shareholder approval to expand the Plan at the Company's 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

Under the Plan, no participant may be granted incentive stock options ("ISOs") with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Stock options granted under the Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of ISOs granted to shareholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Stock options granted under the Plan vest generally over periods up to three years. The Plan is administered by our Board.

The Plan provides for the granting of ISOs with exercise prices of not less than 100% of the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of our Company must have exercise prices of not less than 110% of the fair market  value  of our  Class A  Common  Stock  on the  date of  grant.  ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our Board. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, we and the participants have executed stock option agreements setting forth the terms of the grants.

ACCESSDM STOCK OPTION PLAN

AccessDM's Board adopted its stock option plan ("the AccessDM Plan") on May 13, 2003 and its shareholders approved the AccessDM Plan on May 13, 2003. Under the AccessDM Plan, AccessDM grants stock options to its employees, non-employee directors and consultants. The AccessDM Plan authorizes up to 2,000,000 shares of AccessDM common stock for issuance upon the exercise of options granted under the AccessDM Plan. As of March 31, 2006, AccessDM has issued options to purchase 1,055,000 of its shares to employees, and there were options to purchase 945,000 shares of AccessDM common stock available for grant under the AccessDM Plan.

Under the AccessDM Plan, stock options covering no more than 500,000 shares may be granted to any participant in any single calendar year and no participant may be granted ISOs with an aggregate fair market value, as of the date on which such options were granted, of more than $100,000 becoming exercisable for the first time in any given calendar year. Stock options granted under the AccessDM Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of ISOs granted to shareholders who own greater than 10% of the total combined voting power of AccessDM and are subject to restrictions on transfer. Stock options granted under the AccessDM Plan vest generally over periods up to three years. The AccessDM Plan is administered by AccessDM's Board.

The AccessDM Plan provides for the granting of ISOs with exercise prices of not less than 100% of the fair market value of AccessDM's common stock on the date of grant. ISOs granted to holders of more than 10% of the total combined voting power of AccessDM must have exercise prices of not less than 110% of the fair market value of AccessDM common stock on the date of grant. ISOs and non-statutory stock options granted under the AccessDM Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participants. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of AccessDM's Board. Upon a change of control of AccessDM, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the AccessDM Plan, AccessDM and the participants have executed stock option agreements setting forth the terms of the grants.

SALES OF UNREGISTERED SECURITIES

All of our equity securities sold by us during the fiscal year ended March 31, 2006, that were not registered under the Securities Act of 1933, as amended (the" Securities Act"), have been previously reported in our quarterly reports on Form 10-QSB and current reports on Form 8-K.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2006. We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000. We are a leading provider of fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. To date, we have generated revenues from two primary businesses, media services ("Media Services") and internet data center ("IDC" or "data center") services. Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers' data. These existing businesses have positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus.

Our primary business focus is to create a secure, managed and complete digital cinema system that consists of software to book, track and perform record keeping functions for digital content in theatres, electronically deliver digital content to multiple locations primarily via satellite and provide the content management software for in-theatre playback systems for the digital cinema marketplace. This digital cinema system is intended to use all of our businesses.

We have two reportable segments: Media Services, which represents the operations of AccessIT SW, AccessIT Satellite, AccessDM, the Pavilion Theatre and Christie/AIX, and Data Center Services, which consists of the operations of our three IDCs and the operations of Managed Services. Revenues for our reportable segments were ($ in thousands):

                                     Fiscal years ending March 31,
                              -------------------------------------------
                                  2005                        2006
                              ---------------------      -----------------------
   Revenues:
   Media Services                $4,043       38%            $9,909         59%
   Data Center Services           6,608       62%             6,886         41%
                              -------------              --------------
   Total Consolidated           $10,651                     $16,795
                              =============              ==============

In November 2005, we received notification from KMC that they would not renew the contracts for six out of seven IDC sites which were licensed by KMC, which contracts expired on December 31, 2005. In addition, certain other data center customer contracts will expire over the next several months, and we have not yet received indications of whether or on which terms these contracts will be renewed. Through December 31, 2005, the average monthly revenue from KMC for the expired contracts was approximately $144 thousand. Additionally, we have two other large data center customer contracts that will expire before July 1, 2006, which currently provide approximately $105 thousand of total monthly revenue. We anticipate that these contracts will not be renewed, however, we anticipate entering into new contracts for IDC and Managed Services business to partially offset these non-renewed contracts.

In connection with the expiration of the six KMC contracts, we have exited the six leased IDC's in which KMC was the sole or primary IDC customer. These six leases expired between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contract. We did not incur any significant costs in connection with the exit from the six IDC's.

We have incurred net losses of $6.8 million and $16.8 million in the fiscal years ended March 31, 2005 and 2006, respectively, and we have an accumulated deficit of $38.3 million as of March 31, 2006. We anticipate that, with our recent acquisitions and the operations of AccessDM and Christie/AIX, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2005 AND 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our consolidated statements of operations.


                                                          Summary Operating Results
($ in thousands)                                     For the Fiscal Years Ended March 31,
                                               ----------------------------------------------
                                                                          Increase/(Decrease)
                                                                        ---------------------
                                                 2005         2006          $            %
                                               --------     --------    --------    ---------

Revenues:
  Media services ...........................   $  4,043     $  9,909    $  5,866         145%
  Data center services .....................      6,608        6,886         278           4%
                                               --------     --------    --------    --------
Total revenues .............................     10,651       16,795       6,144          58%

Costs of revenues (exclusive of
 depreciation and amortization):
  Media services ...........................      1,696        6,738       5,042         297%
  Data center services .....................      4,115        4,812         697          17%
                                               --------     --------    --------    --------
Total costs of revenues ....................      5,811       11,550       5,739          99%
                                               --------     --------    --------    --------

Gross profit (exclusive of
 depreciation and amortization): ...........      4,840        5,245         405           8%

Costs and expenses:
  Selling, general and administrative ......      5,607        8,972       3,365          60%
  Provision for doubtful accounts ..........        640          186        (454)       (71)%
  Research and development .................        666          300        (366)       (55)%
  Non-cash stock-based compensation ........          4           --          (4)      (100)%
  Depreciation and amortization ............      3,623        5,001       1,378          38%
  Interest expense .........................        605        2,152       1,547         256%
  Non-cash interest expense ................        832        1,407         575          69%
  Debt conversion expense...................         --        6,269       6,269          --
  Minority interest in loss of subsidiary ..        (10)          --          10         100%
                                               --------     --------    --------    --------
Total costs and expenses ...................     11,967       24,287      12,320         103%

Other income:
  Interest income ..........................          5          316         311       6,220%
  Other income, net ........................         23        1,603       1,580       6,870%
  Income tax benefit .......................        311          311          --           0%
                                               --------     --------    --------    --------
Total other income .........................        339        2,230       1,891         558%
                                               --------     --------    --------    --------
Net loss ...................................   $ (6,788)    $(16,812)   $(10,024)        148%
                                               ========     ========    ========    ========


TOTAL REVENUES

Total revenues were $10.7 million and $16.8 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $6.1 million or 58%. The increase was primarily in the Media Services segment, driven largely by box office and concession sales of the Pavilion Theatre which was acquired in February 2005 and was part of AccessIT for less than two months during the fiscal year ended March 31, 2005, data and Internet transmission and encryption services of AccessIT Satellite which was acquired in November 2004, TDSg license fees of AccessIT SW and existing Media Services operations. The increase in Data Center Services was primarily attributable to increased Managed Services revenue.

COSTS OF REVENUES

Total costs of revenues were $5.8 million and $11.5 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $5.7 million or 99%. The increase was in Media Services most of which was attributable to film rent, concession expenses, payroll and other operating costs of the Pavilion Theatre, which was acquired in February 2005 and was part of AccessIT for less than two months during the fiscal year ended March 31, 2005, payroll and other operating costs of AccessIT Satellite which was acquired in November 2004 and software amortization and staffing costs for additional resources hired at AccessIT SW. The remaining increase in cost of revenues was attributable to higher data circuit expenses combined with additional personnel and other operating costs required to support the additional customers of our Data Center Services business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses were $5.6 million and $9.0 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $3.4 million or 60%. The increase was primarily due to increased company-wide staffing costs, including the acquisitions of the Pavilion Theatre and AccessIT Satellite and the creation of Christie/AIX to support the digital cinema business. We also added personnel at AccessIT SW and in our corporate offices, primarily in the areas of finance, administration and software development. As of March 31, 2005 and 2006 we had 93 and 140 employees, respectively, of which 34 and 54 were part-time employees, respectively.

DEPRECIATION AND AMORTIZATION EXPENSE

Total depreciation and amortization expense was $3.6 million and $5.0 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $1.4 million or 38%. The increase was attributable to the depreciation and amortization of the assets from the acquisitions of the Pavilion Theatre and AccessIT Satellite and various other asset additions to support the digital cinema business.

INTEREST EXPENSE

Total interest expense was $0.6 million and $2.1 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $1.5 million or 256%. The increase was attributable to the capital lease associated with the operations of the Pavilion Theatre, the write-off of the remaining unamortized debt issuance costs of the Convertible Debentures which were converted into shares of Class A Common Stock in August 2005 (see Note 7), partially offset by reduced interest expense resulting from the conversion of all the 6% Convertible Notes into shares of Class A Common Stock in September 2005 (see Note 7).

NON-CASH INTEREST EXPENSE

Total non-cash interest expense was $0.8 million and $1.4 million for the fiscal years ended March 31, 2005 and 2006, respectively, an increase of $0.6 million or 69%. The increase was due to the accretion of the remaining debt issuance discount resulting from the Convertible Debentures Warrants which were exercised into shares of Class A Common Stock in August 2005.

DEBT CONVERSION EXPENSE

Total debt conversion expense was $0 and $6.3 million for the fiscal years ended March 31, 2005 and 2006, respectively. The increase represents the value of the New Shares, the New Warrants, the Placement Agent Shares and professional fees incurred in connection with the Conversion Agreement in August 2005 (see Note
7).

OTHER INCOME, NET

Total other income, net was $23 thousand and $1.6 million for the fiscal years ended March 31, 2005 and 2006, respectively. The increase represents the decreased fair value of the New Warrants, reduced by the increased fair value of July 2005 Private Placement Warrants (see Note 9).

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our initial public offering and subsequent private and public offerings, notes payable and Common Stock used to fund various acquisitions. In March 2006, Christie/AIX received a commitment from General Electric Capital Corporation ("GE Capital") (see Note 8) to underwrite up to $217.0 million of a senior secured financing, consisting of a $217.0 million Senior Secured Multi Draw Term Loan (the "Facility") and based upon the terms of the commitment, it is anticipated that the Facility would be due May 2013. Proceeds from the Facility will be used for the purchase and installation of up to 70% of the cost of Systems in connection with our Digital Cinema Roll-Out. The remaining cost would be funded from other sources of capital. The commitment is subject to the completion of a definitive credit agreement on terms acceptable to all parties.

In July 2005, we received gross proceeds of $18.1 million from the July 2005 Private Placement. We are using the net proceeds of $16.7 million, primarily to fund the capital investments in connection with our Digital Cinema Roll-Out and for working capital and general corporate purposes.

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the "Shelf"), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75.0 million of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. We intend to use the proceeds from sales of securities under this shelf registration for the purchase, installation and maintenance of Systems by Christie/AIX in connection with our Digital Cinema Roll-Out, and for general working capital and corporate purposes, including, from time to time, extinguishment of corporate debt and acquisitions in line with our corporate business plan.

In January 2006, in connection with the Shelf, the Company entered into: (1) a placement agency agreement to issue and sell up to 1,145,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share (together the "January 2006 Offering") for gross aggregate proceeds of $16.1 million. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The Company intends to use the estimated net proceeds of approximately $14.5 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with our Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the "March 2006 Offering") for gross proceeds of $51.3 million, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the "March 2006 Second Offering") to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7.7 million and was completed on March 24, 2006. The Company intends to use the estimated net proceeds from the March 2006 Offering and the March 2006 Second Offering of approximately $54.8 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with our Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder has been withdrawn.

As of March 31, 2006, we have paid $21.1 million for Systems ordered in connection with our Digital Cinema Roll-Out.

As of March 31, 2006, we had cash, cash equivalents and investments of $60.6 million and our working capital was $48.9 million.

Operating activities used net cash of $3.3 million and $5.3 million for the fiscal years ended March 31, 2005 and 2006, respectively. The increase in cash used by operating activities was primarily due to an increased net loss from operations and increased prepaids and other current assets offset by the change in accounts payable and accrued expenses along with adjustments not requiring cash, specifically depreciation and amortization, non-cash interest expense and debt conversion expense.

Investing activities used net cash of $5.9 million and $51.1 million for the fiscal years ended March 31, 2005 and 2006, respectively. The increase was due to additional computer related equipment and other assets, primarily in connection with our Digital Cinema Roll-Out and the purchase of available-for-sale securities. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of our Digital Cinema Roll-Out.

Financing activities provided net cash of $11.6 million for the fiscal year ended March 31, 2005 primarily due to the June 2004 Private Placement and the November 2004 Private Placement, less repayments of notes payable and capital lease obligations. Net cash provided by financing activities of $88.2 million for the fiscal year ended March 31, 2006 was primarily due to the net proceeds from the July 2005 Private Placement, January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering and various warrants exercised, offset slightly by the repayments of notes payable and capital lease obligations. We have acquired property and equipment under non-cancelable long-term capital lease obligations that expire at various dates through July 2022. As of March 31, 2006, we had outstanding capital lease obligations of $6.1 million. Our capital lease obligations are at the following locations and in the following principal amounts ($ in thousands):

                                                             Outstanding Capital
Location              Purpose of capital lease                 Lease Obligation
--------------------- -------------------------------------- -------------------
The Pavilion Theatre  For building, land and improvements            $6,041
Corporate Office      For telephone equipment                            21
Managed Services      For computer equipment used in IDC's                5
                                                             -------------------
                                                                     $6,067
                                                             ===================

As of March 31, 2006, minimum future capital lease payments (including interest) totaled $18.7 million, are due as follows ($ in thousands):

                           Fiscal years ending March 31,
             ---------------------------------------------------
             2007.................................       $ 1,137
             2008.................................         1,128
             2009.................................         1,128
             2010.................................         1,128
             2011.................................         1,128
             Thereafter...........................        13,012
                                                         -------
                                                         $18,661
                                                         =======

The Company's businesses operate from leased properties under non-cancelable operating lease agreements (see Item 2. Properties). The Company accounts for rent abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line rent expense and the amount paid is recorded as a deferred rent liability. As of March 31, 2006, obligations under non-cancelable operating leases totaled $15.0 million, are due as follows ($ in thousands):

                           Fiscal years ending March 31,
             ---------------------------------------------------
             2007.................................       $ 2,675
             2008.................................         2,732
             2009.................................         2,770
             2010.................................         2,270
             2011.................................         1,377
             Thereafter...........................         3,223
                                                         -------
                                                         $15,047
                                                         =======

Total rent expense was $2.2 million and $2.6 million for the fiscal years ended March 31, 2005 and 2006, respectively.

As of March 31, 2006, purchase obligations for Systems ordered in connection with our Digital Cinema Roll-Out, and not included in our consolidated financial statements totaled $25.1 million.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on Systems purchased under our senior credit facility (see Note 8), software development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, in January 2006 and March 2006, combined with our cash on hand and cash receipts from existing operations, will be sufficient to permit us meet our obligations through March 31, 2007.

SEASONALITY

Media services revenues derived from our Pavilion Theatre and from the collection of VPFs from motion picture studios are usually seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

SUBSEQUENT EVENTS

In April 2006, we issued 23,445 shares of unregistered Class A Common Stock, in connection with our purchase in January 2006 of the domain name, website, customer list and the IP address space of Ezzi.net and certain data center related computer equipment of R & S International, Inc. (together the "Access Digital Server Assets").

In May 2006 and June 2006, we ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $34.6 million.

In June 2006, the Company through its indirectly wholly-owned subsidiary, PLX Acquisition Corp., purchased substantially all the assets of PLX Systems Inc. ("PLX"). PLX provides the essential technology, expertise and core competencies in intellectual property ("IP") rights and royalty management, expanding the Company's ability to bring new forms of content to movie-goers in addition to supporting IP license contract management, royalty processing, revenue reporting and billing. The purchase price, including estimated transaction costs, was approximately $1.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................   F-1

Consolidated Balance Sheets at March 31, 2005 and 2006....................   F-2

Consolidated Statements of Operations for the fiscal years ended
March 31, 2005 and 2006...................................................   F-3

Consolidated Statements of Cash Flows for the fiscal years ended
March 31, 2005 and 2006 ..................................................   F-4

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 31, 2005 and 2006 ............................................   F-5

Notes to Consolidated Financial Statements ...............................   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Access Integrated Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Access Integrated Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Eisner LLP

Florham Park, New Jersey
June 1, 2006


                                     ACCESS INTEGRATED TECHNOLOGIES, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except for share data)

                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                        2005                  2006
                                                                                    --------------        -------------
                                      ASSETS

Current assets
  Cash and cash equivalents......................................................         $4,779             $36,641
  Investment securities..........................................................             --              24,000
  Accounts receivable, net.......................................................            947               1,593
  Prepaid and other current assets...............................................            762                 700
  Note receivable, current portion...............................................             --                  43
  Unbilled revenue...............................................................            550               1,492
                                                                                    --------------        -------------

Total current assets                                                                       7,038              64,469

  Property and equipment, net....................................................         14,261              44,551
  Intangible assets, net.........................................................          3,337               2,056
  Capitalized software costs, net................................................          1,622               1,680
  Goodwill.......................................................................         10,363               9,310
  Deferred costs.................................................................            726                 148
  Note receivable, net of current portion........................................             --               1,122
  Unbilled revenue, net of current portion.......................................             69                  42
  Security deposits..............................................................            361                 389
  Restricted cash................................................................             --                 180
                                                                                    --------------        -------------

Total assets                                                                             $37,777            $123,947
                                                                                    ==============        =============

              LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses..........................................         $2,415             $13,282
  Current portion of notes payable...............................................          1,415               1,203
  Current portion of customer security deposits..................................            116                 176
  Current portion of capital leases..............................................            432                  89
  Current portion of deferred revenue............................................            884                 768
  Current portion of deferred rent expense.......................................             42                 100
                                                                                    --------------        -------------

Total current liabilities                                                                  5,304              15,618

  Notes payable, net of current portion..........................................         12,682               1,948
  Customer security deposits, net of current portion.............................            161                  40
  Deferred revenue, net of current portion.......................................             95                  66
  Capital leases, net of current portion.........................................          6,058               5,978
  Deferred rent expense, net of current portion..................................            970                 918
  Deferred tax liability.........................................................          1,210                 898
                                                                                    --------------        -------------

Total liabilities                                                                         26,480              25,466
                                                                                    --------------        -------------

Commitments and contingencies (Note 10)

    Redeemable Class A common stock, 53,534 and 0 shares issued and
       outstanding at March 31, 2005 and March 31, 2006, respectively............            250                  --

Stockholders' Equity
    Class A  common  stock,  $0.001  par  value  per  share;  40,000,000  shares authorized;  9,433,328  and  22,059,567  shares  issued and 9,381,888 and
       22,008,127 shares outstanding at March 31, 2005 and March 31,
       2006, respectively........................................................              9                  22
    Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 965,811 and 925,811 shares issued and outstanding, at
       March 31, 2005 and March 31, 2006, respectively...........................              1                   1
    Additional paid-in capital...................................................         32,696             136,929
    Treasury stock, at cost; 51,440 shares.......................................           (172)               (172)
    Accumulated deficit..........................................................        (21,487)            (38,299)
                                                                                    --------------        -------------
Total stockholders' equity                                                                11,047              98,481
                                                                                    --------------        -------------
Total liabilities, redeemable stock and stockholders' equity                             $37,777            $123,947
                                                                                    ==============        =============

                                See accompanying notes to Consolidated Financial Statements



                                          ACCESS INTEGRATED TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except for share and per share data)

                                                                          For the Fiscal Years Ended
                                                                                   March 31,
                                                                       ----------------------------------
                                                                            2005                2006
                                                                       --------------      --------------
Revenues:
    Media services.................................................          $4,043               $9,909
    Data center services...........................................           6,608                6,886
                                                                       --------------      --------------
Total revenues                                                               10,651               16,795

Costs of revenues (exclusive of depreciation and amortization):
    Media services.................................................           1,696                6,738
    Data center services...........................................           4,115                4,812
                                                                       --------------      --------------
Total costs of revenues                                                       5,811               11,550
                                                                       --------------      --------------
Gross profit (exclusive of depreciation and amortization):                    4,840                5,245

Operating expenses:
    Selling, general and administrative............................           5,607                8,972
    Provision for doubtful accounts................................             640                  186
    Research and development.......................................             666                  300
    Non-cash stock-based compensation..............................               4                   --
    Depreciation and amortization..................................           3,623                5,001
                                                                       --------------      --------------
Total operating expenses                                                     10,540               14,459
                                                                       --------------      --------------
Loss before other income (expense)                                           (5,700)              (9,214)

    Interest income................................................               5                  316
    Interest expense...............................................            (605)              (2,152)
    Non-cash interest expense......................................            (832)              (1,407)
    Debt conversion expense........................................              --               (6,269)
    Other income, net..............................................              23                1,603
                                                                       --------------      --------------
Loss before income tax benefit and minority interest                         (7,109)             (17,123)

    Income tax benefit.............................................             311                  311
                                                                       --------------      --------------
Net loss before minority interest in subsidiary                              (6,798)             (16,812)
    Minority interest in loss of subsidiary........................              10                   --
                                                                       --------------      --------------
Net loss                                                                    $(6,788)            $(16,812)
                                                                       ==============      ==============

Net loss per common share:
    Basic and diluted..............................................          $(0.70)              $(1.19)
                                                                       ==============      ==============

Weighted average number of common shares outstanding:
    Basic and diluted..............................................       9,668,876           14,086,001
                                                                       ==============      ==============


                         See accompanying notes to Consolidated Financial Statements



                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       For the fiscal years ended
                                                                                                March 31,
                                                                               ----------------------------------------------
                                                                                        2005                        2006
                                                                               --------------------       -------------------
Cash flows from operating activities
   Net loss                                                                            $(6,788)                  $(16,812)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.......................................               3,623                      5,001
      Amortization of software development costs..........................                 369                        547
      Amortization of deferred tax liability..............................                (311)                      (311)
      Provision for doubtful accounts.....................................                 550                        186
      Non-cash stock-based compensation...................................                   4                         --
     Non-cash interest expense                                                             832                      1,407
      Minority interest...................................................                 (10)                        --
      Net fair value change of Class A common stock warrants..............                 (91)                    (1,660)
      Debt conversion expense.............................................                  --                      6,269
      Debt issuance costs included in interest expense....................                  --                        730
   Changes in operating assets and liabilities:
      Accounts receivable.................................................                (455)                      (832)
      Prepaids and other current assets...................................                (422)                      (111)
      Unbilled revenue...................................................                 (252)                      (915)
      Other assets........................................................                (782)                      (218)
      Accounts payable and accrued expenses...............................                 387                      1,662
      Other liabilities...................................................                  88                       (200)
                                                                               --------------------       -------------------

Net cash used in operating activities                                                   (3,258)                    (5,257)

Cash flows from investing activities
      Purchases of property and equipment.................................              (1,932)                   (26,065)
      Purchases of intangible assets......................................                 (38)                       (21)
      Additions to capitalized software costs.............................                (561)                      (606)
      Acquisition of FiberSat Global Services LLC, net of cash acquired...                (508)                        --
      Acquisition of the Pavilion Theatre, net of cash acquired...........              (2,886)                        --
      Purchase of available-for-sale securities...........................                  --                    (24,000)
      Restricted short-term investment....................................                  --                       (180)
      Note receivable for digital projections.............................                  --                       (231)
                                                                               --------------------       -------------------

Net cash used in investing activities                                                   (5,925)                   (51,103)

Cash flows from financing activities
      Net proceeds from issuance of notes payable and warrants............               7,600                         --
      Repayment of notes payable..........................................                (579)                    (1,697)
      Principal payments on capital leases................................                (284)                      (424)
      Repurchase of Class A common stock..................................                (172)                        --
      Net proceeds from issuance of Class A common stock..................               5,067                     90,343
                                                                               --------------------       -------------------

Net cash provided by financing activities                                               11,632                     88,222
                                                                               --------------------       -------------------
Net increase in cash and cash equivalents                                                2,449                     31,862

Cash and cash equivalents at beginning of period                                         2,330                      4,779
                                                                              --------------------       --------------------

Cash and cash equivalents at end of period                                              $4,779                    $36,641
                                                                               ====================       ===================


                                  See accompanying notes to Consolidated Financial Statements



                                                    ACCESS INTEGRATED TECHNOLOGIES, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (In thousands, except share data)

                                                 Class A            Class B          Treasury                                 Total
                                               Common Stock      Common Stock         Stock        Additional                Stock-
                                              ---------------   ----------------   -------------     Paid-In   Accumulated  holders'
                                              Shares   Amount   Shares    Amount  Shares   Amount    Capital     Deficit     Equity
                                             --------- ------  ---------  ------  -------  ------  ----------  -----------  --------

Balances as of March 31, 2004                7,281,730   $7    1,005,811    $1      --      $--      $24,271   $(14,699)   $  9,580

Issuance of common stock, net .............. 1,500,298    2         --      --      --       --        4,951       --         4,953

Purchase of treasury stock .................      --     --         --      --   (51,440)    (172)      --         --          (172)

Issuance of common stock in
exchange for AccessDM common  stock ........    31,300   --         --      --      --       --         --         --          --

Issuance of common stock in connection with
the FiberSat Acquisition ...................   540,000   --         --      --      --       --        1,624       --         1,624

Issuance of common stock for goods and
services ...................................      --     --         --      --      --       --            4       --             4

Issuance of warrants attached to convertible
notes payable ..............................      --     --         --      --      --       --        1,109       --         1,109

Beneficial conversion feature on convertible
notes payable ..............................      --     --         --      --      --       --          605       --           605

Conversion of Class B shares to Class A ....    40,000   --      (40,000)   --      --       --         --         --          --

Issuance of common stock in connection with
the Pavilion Theatre Acquisition ...........    40,000   --         --      --      --       --          132       --           132

Net loss ...................................      --     --         --      --      --       --         --       (6,788)     (6,788)
                                             --------- ------  ---------  ------  -------  ------  ----------  -----------  --------

Balances as of March 31, 2005                9,433,328   $9      965,811    $1   (51,440)   $(172)   $32,696   $(21,487)   $ 11,047


                                    See accompanying notes to Consolidated Financial Statements


                                                    ACCESS INTEGRATED TECHNOLOGIES, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (In thousands, except share data)

                                                 Class A            Class B          Treasury                                Total
                                               Common Stock      Common Stock         Stock        Additional                Stock-
                                             ----------------  -----------------  ---------------    Paid-In   Accumulated  holders'
                                              Shares   Amount   Shares    Amount  Shares   Amount    Capital     Deficit     Equity
                                             --------- ------  ---------  ------  -------  ------  ----------  -----------  --------


Balances as of March 31, 2005                9,433,328   $9     965,811     $1    (51,440) $(172)    $32,696    $(21,487)   $11,047

Issuance of common stock in connection with
exercise of warrants and stock options......   395,305   --          --     --      --        --       1,801         --       1,801

Issuance of common stock in connection with
the July 2005 Private Placement............. 1,909,115    2          --     --      --        --      16,719         --      16,721

Issuance of common stock in connection with
the  January 2006 Offering.................. 1,500,000    2          --     --      --        --      14,495         --      14,497

Issuance of common stock in connection with
the  March 2006 Offering and the March 2006
  Second Offering........................... 5,894,999    6          --     --      --        --      54,753         --      54,759

Issuance of common stock in lieu of
redeeming the Boeing Shares.................    53,534   --          --     --      --        --         250         --         250

Issuance of common stock in payment of
interest on Convertible Debentures..........    17,758   --          --     --      --        --         146         --         146

Issuance of common stock in connection with
the conversion of the Convertible
  Debentures................................ 2,507,657    3          --     --      --        --      11,040         --      11,043

Issuance of common stock in connection with
the conversion of the 6% Convertible Notes..   307,871   --          --     --      --        --       1,699         --       1,699

Conversion of Class B shares to Class A.....    40,000   --     (40,000)    --      --        --          --         --          --

Transfer to equity of liability relating to
warrants upon registration effectiveness....        --   --          --     --      --        --       3,330         --       3,330

Net loss....................................        --   --          --     --      --        --          --     (16,812)   (16,812)
                                             --------- ------  ---------  ------  -------  ------  ----------  -----------  --------

Balances as of March 31, 2006               22,059,567  $22     925,811     $1    (51,440) $(172)   $136,929    $(38,299)    $98,481
                                            ========== ======  =========  ======  =======  ======  ==========  ===========  ========

                                    See accompanying notes to Consolidated Financial Statements


                      ACCESS INTEGRATED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2006
                   ($ in thousands, except for per share data)


1.   NATURE OF OPERATIONS

AccessIT was incorporated in Delaware on March 31, 2000. We are a leading provider of fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. The terms "Company", "we," "us," and "our" refer to AccessIT and its subsidiaries unless the context otherwise requires. To date, we have generated revenues from two primary businesses, media services ("Media Services") and internet data center ("IDC" or "data center") services. Our Media Services business provides software, services and technology solutions to the television and motion picture industries, primarily to facilitate the transition from analog (film) to digital cinema. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers' data. These existing businesses have positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2005 and 2006, the Company incurred net losses of $6,788 and $16,812 respectively, and cash used in operating activities of $3,258 and $5,257, respectively. In addition, the Company has an accumulated deficit of $38,299 as of March 31, 2006. At March 31, 2006, the Company also has debt service requirements (including interest) of $2,504. Management expects that the Company will continue to generate losses for the foreseeable future. Certain of these costs could be reduced if working capital decreased. Based on the Company's cash position at March 31, 2006, and expected cash flows from operations; management believes that the Company has the ability to meet its obligations through March 31, 2007. The Company may attempt to raise additional capital from various sources for future acquisitions, equipment requirements related to our Digital Cinema Roll-Out or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for financial information and in accordance with Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of AccessIT, DMS, AccessIT SW, Managed Services, the Pavilion Theatre and Christie/AIX. We have eliminated all intercompany transactions and balances.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

INVESTMENT SECURITIES

The items classified as investment securities are principally auction rate perpetual preferred securities. The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders' equity. The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses.

PROPERTY AND EQUIPMENT

Property  and  equipment  are  stated  at  original   cost,   less   accumulated
depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

     Computer equipment..........................        3-5 years
     Digital cinema projection systems...........         10 years
     Machinery and equipment.....................       3-10 years
     Furniture and fixtures......................        3-6 years

Leasehold improvements and assets under capital leases are being amortized over the shorter of the lease term or the estimated useful life of the underlying assets ranging from two to 17 years. Maintenance and repair costs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments. The Company's customer base is primarily composed of businesses throughout the United States. The Company routinely assesses the financial strength of its customers and the status of its accounts receivable and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a result, believes that its accounts receivable credit risk exposure beyond such allowance is limited. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future undiscounted cash flows) and the carrying value of the assets.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of March 31, 2006, our finite-lived intangible assets consisted of customer agreements, covenants not to compete, Federal Communications Commission licenses (for satellite transmission services), trade names and trademarks, and a liquor license (for the Pavilion Theatre) which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, and the Pavilion Theatre. Goodwill related to the acquisition of the Pavilion Theatre was reduced in September 2005 in connection with the early retirement of the outstanding note payable (see Note 7).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

INTERNAL USE SOFTWARE

The Company accounts for these software development costs under Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, states that there are three distinct stages to the software development process for internal use software. The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives. The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing. The final stage, the implementation stage, includes the activities associated with placing a software project into service. All activities included within the preliminary project stage would be considered research and development and expensed as incurred. During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

SOFTWARE TO BE SOLD, LICENSED OR OTHERWISE MARKETED

The Company accounts for these software development costs under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 states software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2005 and 2006, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the fiscal years ended March 31, 2005 and 2006 amounted to $369 and $547, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. As of March 31, 2006, unbilled receivables under such customized software development contracts aggregated $1,492.

REVENUE RECOGNITION

MEDIA SERVICES

Our Media Services revenues are generated as follows:


       OPERATIONS OF:               REVENUES CONSIST OF:              ACCOUNTED FOR IN ACCORDANCE WITH:
     ----------------------------------------------------------------------------------------------------------
     AccessIT SW             (1) software licensing, including           SOP 97-2, "Software Revenue
                                  customer licenses and ASP                      Recognition"
                                  Service agreements,
                             ----------------------------------------------------------------------------------
                             (2) software maintenance               Staff Accounting Bulletin ("SAB") No. 104
                                  contracts, and                        "Revenue Recognition in Financial
                             (3) professional consulting                   Statements" ("SAB No. 104").
                                  services, which includes
                                  systems implementation,
                                  training, custom software
                                  development services and
                                  other professional services
     ----------------------------------------------------------------------------------------------------------
     DMS                     (1) satellite delivery revenues,                      SAB No. 104
                             (2) data encryption and
                                  preparation fee revenues,
                             (3) landing fees for
                                  delivery to each movie
                                  theatre,
                             (4) satellite network
                                  monitoring and
                             (5) maintenance fees
     ----------------------------------------------------------------------------------------------------------


       OPERATIONS OF:               REVENUES CONSIST OF:              ACCOUNTED FOR IN ACCORDANCE WITH:
     ----------------------------------------------------------------------------------------------------------
     Pavilion Theatre        (1) movie theatre admission                           SAB No. 104
                                  revenues and
                             (2) concession food and beverage revenues
     ----------------------------------------------------------------------------------------------------------
     Christie/AIX            (1) virtual print fees and other                      SAB No. 104
                                  fees
     ----------------------------------------------------------------------------------------------------------

Software  licensing  revenue is recognized when the following  criteria are met:
(a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. Significant upfront fees are received in addition to periodic amounts upon achievement of contractual events for licensing of the Company's products. Such amounts are deferred until the revenue recognition criteria have been met, which typically occurs upon delivery and acceptance.

Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting.

Deferred revenue is recorded in cases where: (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP Service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as revenue in accordance with the Company's revenue recognition policies described above.

DATA CENTER SERVICES

Our Data Center Services revenues are generated as follows:



       OPERATIONS OF:               REVENUES CONSIST OF:              ACCOUNTED FOR IN ACCORDANCE WITH:
     ----------------------------------------------------------------------------------------------------------

     AccessIT                (1) license fees for data center                      SAB No. 104
                                  space,
                             (2) riser access charges,
                             (3) electric and cross connect
                                  fees, and
                             (4) non-recurring installation
                                  and consulting fees
     ----------------------------------------------------------------------------------------------------------
     Managed Services        (1) network monitoring,                               SAB No. 104
                             (2) maintenance fees, and
                             (3) non-recurring installation
                                  and consulting fees
     ----------------------------------------------------------------------------------------------------------

AccessIT's revenues are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees for data center space to be paid, and are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue. Managed Services' revenues, which consist of monthly recurring billings pursuant to network monitoring and maintenance contracts, are recognized as revenues in the month earned, and other non-recurring billings which are recognized on a time and materials basis as revenues, in the period in which the services were provided.

RESEARCH AND DEVELOPMENT

Research and development expenses were $666 and $300, respectively, for the fiscal years ended March 31, 2005 and 2006 and were comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at AccessIT SW related to the development of our digital software applications and various product enhancements to TDS and EMS(TM).

INCOME TAXES

The Company accounts for income taxes under the SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of the Company's Common Stock have been made in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted net losses per share have been calculated as follows:

Basic and diluted net loss per share =                Net loss
                                       -----------------------------------------
                                       Weighted average number of common shares
                                           outstanding during the period

Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding.

The Company has incurred net losses for the fiscal years ended March 31, 2005 and 2006 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive. Potentially dilutive shares excluded from the computations aggregated 3,922,661 and 2,712,993 for the fiscal years ended March 31, 2005 and 2006, respectively.

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, non-cash stock-based compensation expense is recorded on the date of the stock option grant, only if the current fair value of the underlying common stock exceeds the exercise price of the stock option. The Company has adopted the disclosure standards of SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosures", which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to provide pro forma net loss and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based compensation:



                                                           As of March 31,
                                                     --------------------------
                                                         2005           2006
                                                     -------------   -----------

Net loss as reported...............................    $(6,788)        $(16,812)
Add: Non-cash stock-based compensation
    expense included in net loss...... ............          4               --
Less: Non-cash stock-based compensation expense
    determined under fair-value based
    method.........................................       (647)          (4,866)
                                                     --------------  -----------
Pro forma net loss                                     $(7,431)        $(21,678)
                                                     ==============  ===========

Basic and diluted net loss per share:
    As reported...................................      $(0.70)          $(1.19)
    Pro forma.....................................      $(0.77)          $(1.54)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

                                                            As of March 31,
                                                     ---------------------------
                                                         2005             2006
                                                     --------------   ----------

Weighted-average risk-free interest rate...........       4.3%            4.2%
Dividend yield.....................................        --              --
Expected life (years)..............................        10              10
Weighted-average expected volatility...............       110%           88.4%

Effective March 8, 2006, the compensation committee of our Board approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans. The primary purpose of the acceleration was to eliminate the impact of $3,098 of future non-cash stock-based compensation expense, of which $1,410 is related to stock options held by our executive officers and members of the Board, that would have been recognized over the next three years as the stock options vested as a result of adopting SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123(R)"). This amount was instead reflected in the pro forma footnote disclosure above for the fiscal year ended March 31, 2006, as permitted under the transitional guidance provided by SFAS No. 123(R). We will not be required to recognize future compensation expense for the accelerated stock options under SFAS No. 123(R) unless further modifications are made to the stock options, which are not anticipated.

3.    ACQUISITIONS

On January 1, 2006, the Company purchased the domain name, website, customer list and the IP address space of Ezzi.net and certain data center related computer equipment of R & S International, Inc. (together the "Access Digital Server Assets"). The Access Digital Server Assets were acquired to complement our existing Data Center Services business and are primarily used for web hosting applications. The purchase price included a cash payment of $140 and 23,445 shares of unregistered Class A Common Stock to be issued in April 2006. Based on targeted cash flows associated with the Access Digital Server Assets through March 31, 2008, the Company may be required to make additional payments up to the maximum sum of $900. The Company is in the process of evaluating the net tangible and intangible assets acquired.

4.    CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                        2005             2006
                                                     -------------  ------------

     Bank balances.............................         $4,779          $3,574
     Money market funds........................             --          33,067
                                                     -------------  ------------
     Total cash and cash equivalents                    $4,779         $36,641
                                                     =============  ============

As of March 31, 2005 and 2006, cost approximated fair value of cash and cash equivalents.

INVESTMENTS

Investments consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                        2005             2006
                                                     -------------  ------------

     Available-for-sale securities .............        $--            $24,000
                                                     =============  ============

As of March 31, 2006, cost approximated fair value of investments.

RESTRICTED CASH

The Company had $0 and $180 of restricted cash as of March 31, 2005 and 2006, respectively, in the form of a bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease for AccessIT SW.

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                        2005             2006
                                                     -------------  ------------

     Trade receivables..........................        $1,695           $1,697
     Allowance for doubtful accounts............          (131)            (104)
     Advance billings...........................          (617)              --
                                                    -------------   ------------
     Total accounts receivable, net                       $947           $1,593
                                                    =============   ============

Advance billings represent the amount of customer billings for revenues not yet earned. In December 2005, KMC did not renew any of their IDC contracts. In March 2006, the Company and KMC agreed to a payment of $65 to satisfy the net amount due to the Company of $164.


PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                        2005             2006
                                                     -------------  ------------

     Prepaid insurance..........................         $215             $228
     Customer deposits..........................           10               --
     Deferred costs, current....................          321               --
     Concession - inventory.....................            5               12
     Other current assets.......................          211              460
                                                     -------------  ------------
     Total prepaid expenses and other current assets     $762             $700
                                                     =============  ============

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                        2005             2006
                                                     -------------  ------------
     Land.......................................       $1,500           $1,500
     Building and improvements..................        4,600            4,600
     Leasehold improvements.....................        4,158            4,726
     Computer equipment and software............        2,642            4,793
     Digital cinema projection systems..........            -           29,230
     Machinery and equipment....................        5,254            7,248
     Furniture and fixtures.....................          474              511
                                                     ------------   ------------
                                                        18,628          52,608

     Less - accumulated depreciation............       (4,367)          (8,057)
                                                     ------------   ------------
     Total property and equipment, net                $14,261          $44,551
                                                     ============   ============

Land and building and improvements represent the Company's capital lease for the Pavilion Theater. Leasehold improvements consist primarily of costs incurred in the construction of the Company's IDCs and from the Managed Services Acquisition. Computer equipment and software consists primarily of software used in the Company's Managed Storage Services business, the Cinefence License, and from the AccessIT SW, Managed Services and Boeing Digital Asset Acquisitions. Digital cinema projection systems consist entirely of equipment purchased in connection with our Digital Cinema Roll-Out. Machinery and equipment consists primarily of costs incurred for equipment used at the IDCs, and from the Boeing Digital Asset and FiberSat Acquisitions. For the fiscal years ended March 31, 2005 and 2006, depreciation expense amounted to $2,105 and $3,693, respectively.

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                          2005           2006
                                                     -------------  ------------
     Trademarks.................................          $68             $79
     Corporate trade names......................          180             180
     Customer contracts.........................        4,236           4,239
     Covenants not to compete...................        1,909           1,910
                                                     -------------  ------------
                                                        6,393           6,408

     Less - accumulated amortization............       (3,056)         (4,352)
                                                     -------------  ------------
     Total intangible assets, net                      $3,337          $2,056
                                                     =============  ============

For the fiscal years ended March 31, 2005 and 2006, amortization expense amounted to $1,518 and $1,308, respectively. The change in customer contracts and covenants not to compete of $4, related to additional earn-out in connection with the Boeing Digital Asset Acquisition. The Boeing Company is entitled to an additional earn-out of 20% of gross revenues generated from assets of the Boeing Digital Asset Acquisition through March 2008. For the fiscal years ended March 31, 2005 and 2006, the Boeing Company was entitled to an additional earn-out $58 and $21, respectively.

CAPITALIZED SOFTWARE COST, NET

Capitalized software costs, net consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                          2005           2006
                                                     -------------  ------------

     Capitalized software.......................         $2,109          $2,715
     Less - accumulated amortization............           (487)         (1,035)
                                                     -------------  ------------
     Total capitalized software costs, net               $1,622          $1,680
                                                     =============  ============

For the years ended March 31, 2005 and 2006, amortization of software costs, which is included in costs of revenues, amounted to $369 and $547, respectively.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                          2005           2006
                                                     -------------  ------------

     Accounts payable..........................          $1,118         $7,523
     Accrued compensation and benefits.........             392            597
     Accrued taxes payable.....................               9             32
     Interest payable..........................             134             39
     Accrued other expenses....................             762          5,091
                                                     -------------  ------------
     Total accounts payable and accrued expenses         $2,415        $13,282
                                                     =============  ============

Included in accounts payable and accrued other expenses is $4,778 and $3,146, respectively, for digital cinema projection systems ordered from Christie in connection with our Digital Cinema Roll-Out. In addition, included in accrued other expenses is $934 for installation costs from Christie.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured on the fair value of the assets exchanged. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effective date for the Company to adopt SFAS 153 due to its fiscal reporting first interim or annual reporting period is April 1, 2006. The Company adopted SFAS 153 on April 1, 2006 and does not anticipate that its adoption will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R) which revises the original guidance contained in SFAS 123 and supersedes APB No. 25, and its related implementation guidance. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits the Company to adopt its requirements using one of two methods:

1. A "modified prospective" method in which non-cash stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company adopted SFAS 123(R) on April 1, 2006 using the modified prospective method.

As permitted by SFAS 123, until March 31, 2006, the Company accounted for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognized no non-cash stock-based compensation expense on grants of employee stock options. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the future levels of share-based grants. However, had we adopted SFAS 123(R) in prior periods, the impact of SFAS 123(R) would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss above (see Note
2).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on April 1, 2006 and does not anticipate that its adoption will have a material effect on its financial position or results of operations. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133 and No. 140. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe it will be affected by the adoption of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires recognition of servicing assets and servicing liabilities whenever it becomes obligated to service a financial asset by entering into a servicing contract upon: (1) a transfer of the servicer's assets that meets the requirements for sale accounting; (2) a transfer of the servicer's assets to a special purpose vehicle in a guaranteed mortgage securitization if the transferor retains all resulting securities and classifies them as available-for-sale or trading securities; or (3) an acquisition of financial asset servicing obligations not related to financial assets of the servicer or its affiliates. In such circumstances, SFAS No. 156 requires, if practicable, an entity to measure the servicing assets and liabilities at fair value. Thereafter, an entity may value the assets using either (1) the current amortization method, with fair value assessment of impairment or increased obligation as of each reporting date, or (2) a new fair value method, with servicing assets and liabilities measured at fair value on each reporting date and changes in fair value in earnings reported for the period in which they occur. SFAS 156 must be adopted as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted if an entity has not yet issued financial statements (including interim statements) for any fiscal year period. The Company does not believe it will be affected by the adoption of SFAS 156.

6.     NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                        As of March 31, 2005           As of March 31, 2006
                                                   ------------------------------   -------------------------
                                                      Current         Long Term       Current      Long Term
       Note Receivable (as defined below)             Portion          Portion        Portion       Portion
       ----------------------------------------    --------------    ------------   ------------   ----------

       Exhibitor Note..........................        $--              $--            $43           $188
       Exhibitor Install Note..................         --               --             --            934
                                                   --------------    ------------   ------------   ---------
                                                       $--              $--            $43         $1,122
                                                   ==============    ============   ============   =========

In March 2006, in connection with our Digital Cinema Roll-Out, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the "Exhibitor Note"), in return for the Company's payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010.

In connection with our Digital Cinema Roll-Out, Christie/AIX agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. At March 31, 2006, the Company issued an 8% note receivable for $934 (the "Exhibitor Install Note") to a certain motion picture exhibitor. Under the Exhibitor Install Note, the motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter.

The aggregate principal repayments to the Company on notes receivables are scheduled to be as follows:

                 For the twelve months ending March 31,
            -------------------------------------------------

            2007.................................      $43
            2008.................................       84
            2009.................................      116
            2010.................................      125
            2011.................................      114
            Thereafter...........................      683
                                                    --------
                                                    $1,165
                                                    --------

7.       NOTES PAYABLE

Notes payable consisted of the following:

                                                        As of March 31, 2005           As of March 31, 2006
                                                   ------------------------------   -------------------------

                                                      Current         Long Term       Current      Long Term
       Note Payable (as defined below)                Portion          Portion        Portion       Portion
       ----------------------------------------   --------------    ------------   ------------   ----------

       HS Notes................................        $ 696           $ 1,796         $ 753         $1,187
       6% Convertible Notes....................           70             1,666            --             --
       Remaining 5-Year Notes..................           29                71            --             --
       Boeing Note.............................          450             1,081           450            761
       Pavilion Note...........................          170             1,549            --             --
       Convertible Debentures..................           --             6,519            --             --
                                                   --------------    ------------   ------------    ---------
                                                      $1,415           $12,682        $1,203         $1,948
                                                   ==============    ============   ============    =========

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the "HS Notes") to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the fiscal years ended March 31, 2005 and 2006, the Company repaid principal of $512 and $552 on the HS Notes. As of March 31, 2006, the outstanding principal balance of the HS Notes was $1,940.

In March 2004, the Company completed an exchange (the "Exchange Offer") of its previously issued 5-year 8% notes (the "5-Year Notes") totaling $4,405 for either: (1) 6% convertible notes (the "6% Convertible Notes") or (2) Class A Common Stock. Pursuant to the Exchange Offer, the Company issued 6% Convertible Notes with an aggregate principal amount of $1,736 to several investors, of which $1,400 was payable to certain officers and directors of the Company. The 6% Convertible Notes were convertible into 307,871 shares of its Class A Common
Stock: (1) at any time up to the maturity date at each holder's option or (2) automatically upon the date that the average closing price on the American Stock Exchange ("AMEX") of the Class A Common Stock for thirty consecutive trading days has been equal to or greater than $12.00. In September 2005, the AMEX
30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. Accordingly, the outstanding principal amount of the 6% Convertible Notes of $1,699, net of $32 of unamortized debt issuance costs, was credited to additional paid-in capital. As of March 31, 2006, there were no 6% Convertible Notes outstanding.

The holders of all the HS Notes and certain holders of 5-Year Notes, with an aggregate outstanding principal amount of $220 (the "Remaining 5-Year Notes") at the time of the Exchange Offer, elected not to participate in the Exchange Offer. Through September 2005, we made early principal repayments totaling $138 on the Remaining 5-Year Notes and scheduled principal payments of $12 on the Remaining 5-Year Notes. As of March 31, 2006, there were no Remaining 5-Year Notes outstanding.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the "Boeing Note"). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the fiscal years ended March 31, 2005 and 2006, principal repayments of $0 and $450, respectively, were made and non-cash interest expense resulting from the Boeing Note was $164 and $130, respectively. As of March 31, 2006, the outstanding balance of the Boeing Note, including imputed interest, was $1,211.

In February 2005, in connection with the Pavilion Theatre Acquisition, ADM Cinema issued to the seller a 5-year, 8% note payable for $1,700 (the "Pavilion Note"). Quarterly principal payments of $42 were to be made over the next five years, with a balloon repayment of $893. In September 2005, the Company and the seller agreed to an early repayment of the Pavilion Note in exchange for a lump sum payment of $500. Accordingly, the Company decreased goodwill by $1,057 and there was no Pavilion Note outstanding as of March 31, 2006.

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

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, "Induced Conversions of Convertible Debt", which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the AMEX closing price of the Company's Class A Common Stock on August 26, 2005, the date the Conversion Agreement was finalized. The value of the New Warrants plus $200 for professional fees and the value of the New Shares were charged to debt conversion expense. Additionally, the Company issued 8,780 shares to the placement agent (the "Placement Agent Shares") involved in the Conversion Agreement, which were valued at $112, based on the AMEX closing price of the Company's Class A Common Stock on August 26, 2005. The value of the Placement Agent Shares was charged to debt conversion expense. The remaining accretion on the debt issuance discount of the Convertible Debentures Warrants of $999 was charged to non-cash interest expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. As a result of the Conversion Agreement, there were no Convertible Debentures outstanding as of March 31, 2006.

The aggregate principal repayments on the Company's notes payable are scheduled to be as follows:

                     For the twelve months ending March 31,
                     --------------------------------------
                     2007........................   $ 1,203
                     2008........................     1,108
                     2009........................       840
                     2010........................        --
                     2011........................        --
                     Thereafter..................        --
                                                    -------
                                                    $ 3,151
                                                    =======

8.       SENIOR CREDIT FACILITY

In March 2006, Christie/AIX received a commitment from General Electric Capital Corporation to underwrite up to $217 million of a senior secured financing, consisting of a $217 million Senior Secured Multi Draw Term Loan (the "Facility") and based upon the terms of the commitment, it is anticipated that the Facility would be due May 2013. Proceeds from the Facility will be used for the purchase and installation of up to 70% of the cost of digital cinema projection systems in connection with our Digital Cinema Roll-Out. The remaining cost would be funded from other sources of capital. The commitment is subject to the completion of a definitive credit agreement on terms acceptable to all parties.

Based upon the terms of the commitment, it is anticipated that principal on the Facility would be payable monthly beginning in May 2009. At the Company's option, the interest rate will be based on the London Interbank Offered Rate (LIBOR) plus a range of margin rates or at the published prime rate plus a range of margin rates. The Company would be required to obtain interest rate protection through an interest rate agreement by May 2008, for an amount not less than 50% of the Facility outstanding.

As of March 31, 2006, the Facility had not been finalized.

9.    STOCKHOLDERS' EQUITY

CAPITAL STOCK

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued 53,534 unregistered shares of Class A Common Stock (the "Boeing Shares") to the Boeing Company ("Boeing"), as part of the purchase price. At any time during the ninety day period beginning March 29, 2005 to June 29, 2005, Boeing had the option to sell the Boeing Shares to the Company in exchange for $250 in cash, which the Company classified under commitments and contingencies. The ninety day period expired on June 29, 2005, and Boeing did not require the Company to repurchase the Boeing Shares. Accordingly, the amount of $250 was credited to additional paid-in capital.

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

In August 2004, the Company's Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of March 31, 2006, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

In November 2004, the Company entered into a stock purchase agreement (the "November 2004 Private Placement") with accredited investors in a private placement to issue and sell 282,776 shares of Class A Common Stock at $3.89 per share to the investors for gross proceeds of $1,100. These shares carried piggyback and demand registration rights, at the sole expense of the investor. The total net proceeds to the Company of $1,023 were used for the FiberSat Acquisition and for working capital. The investors exercised their piggyback registration rights and the Company registered the resale of the 282,776 shares of Class A Common Stock by filing a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005.

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

In February 2005, the Company issued 40,000 unregistered shares of Class A Common Stock in connection with the Pavilion Theatre Acquisition as part of the purchase price. As of March 31, 2006, the Company has not registered the resale of these shares issued in connection with the Pavilion Theatre Acquisition under any registration statement filed with the SEC.

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

In August 2005, in connection with the Conversion Agreement (see Note 7), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. The Company also issued 71,359 New Shares to the investors, and another 8,780 Placement Agent Shares. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The Company was also required to register the New Shares and the Placement Agent Shares on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In September 2005, in connection with the Exchange Offer completed in March 2004 (see Note 7), the AMEX 30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of 59,589 of these shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the "Shelf"), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75,000 of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase Common Stock or preferred stock.

In January 2006, in connection with the Shelf, the Company entered into: (1) a placement agency agreement to issue and sell up to 1,145,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share (together the "January 2006 Offering") for gross aggregate proceeds of $16,050. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The securities were offered by the Company, pursuant to the Shelf.

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the "March 2006 Offering") for gross proceeds of $51,261, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the "March 2006 Second Offering") to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7,689 and was completed on March 24, 2006. The securities were offered by the Company, pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder has been withdrawn.

STOCK OPTION PLAN

AccessIT's stock option plan ("the Plan") currently provides for the issuance of up to 1,100,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. On June 9, 2005, the Company's Board approved the expansion of the Plan from 850,000 to 1,100,000 options, which was approved by the shareholders at the Company's 2005 Annual Meeting held on September 15, 2005. The Company intends to obtain shareholder approval to expand the Plan at the Company's 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

The Plan provides for the granting of incentive stock options ("ISOs") with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of our Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our Board. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, the Company and the participants have executed stock option agreements setting forth the terms of the grants.

During the fiscal year ended March 31, 2006, under the Plan, the Company granted 378,753 stock options to its employees and 40,000 stock options to four non-employee members of our Board, all at an exercise price range from $5.70 to $13.30 per share.

The following table summarizes the activity of the Plan:

                                                                   Weighted
                                                                    Average
                                              Shares Under       Exercise Price
                                                 Option            Per Share
                                              --------------    ----------------

   Balance at March 31, 2004.............         520,564             $6.12
   Granted...............................         251,667              4.21
   Exercised.............................              --                --
   Cancelled.............................          (9,334)             5.27
                                              --------------    ----------------

   Balance at March 31, 2005.............         762,897             $5.50
   Granted...............................         418,753 (1)          8.70
   Exercised.............................          (8,567)             4.91
   Cancelled.............................         (73,083)             8.48
                                              --------------    ----------------
   Balance at March 31, 2006                    1,100,000 (1)         $6.61
                                              ==============    ================

(1) The issuance of an additional 371,747 stock options is subject to shareholder approval at the Company's 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

An analysis of all options outstanding under the Plan as of March 31, 2006 is presented below:

                                                                                                              Weighted
                                                                                                               Average
                                                        Weighted         Weighted                             Exercise
                                                        Average          Average                              Price of
                                     Options           Remaining         Exercise           Options            Options
           Range of Prices         Outstanding       Life in Years        Price           Exercisable        Exercisable
         --------------------    ----------------    --------------    -------------    ----------------    --------------

               $2.50 - $4.81         204,250              6.3             $3.43             204,250             $3.43
               $5.00 - $6.40         420,000              6.5             $5.25             420,000             $5.25
               $7.04 - $9.98         285,897              6.9             $7.95             285,897             $7.95
             $10.07 - $13.30         189,853              6.4            $11.02             189,853            $11.02
                                 ----------------    --------------    -------------    ----------------    --------------
                                   1,100,000 (1)          6.5             $6.61           1,100,000 (1)         $6.61
                                 ================    ==============    =============    ================    ==============

(1) The issuance of an additional 371,747 stock options is subject to shareholder approval at the Company's 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

As of March 31, 2006, AccessDM's separate stock option plan currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees. During the fiscal year ended March 31, 2006, AccessDM issued options to purchase 50,000 shares of AccessDM common stock to an employee at an exercise price to be determined following an appraisal of such options.

                                                                   Weighted
                                                                    Average
                                              Shares Under       Exercise Price
                                                 Option            Per Share
                                              --------------    ----------------


         Balance at March 31, 2004.......        1,000,000            $0.20
         Granted.........................            5,000             0.25
         Exercised.......................               --               --
         Cancelled.......................               --               --
                                              --------------    ----------------

         Balance at March 31, 2005.......        1,005,000            $0.20
         Granted.........................           50,000           $15.88
         Exercised.......................               --               --
         Cancelled.......................               --               --
                                              --------------    ----------------
         Balance at March 31, 2006               1,055,000(2)         $0.95(1)
                                              ==============    ================

(1) Since there is no public trading market for AccessDM's common stock, the fair market value of AccessDM's common stock on the date of grant is determined by an appraisal of such options.

(2) As of March 31, 2006, there were 3,750,000 shares of AccessDM's common stock issued and outstanding.

In May 2003, AccessDM adopted the 2003 Stock Option Plan (the "AccessDM Plan") under which ISOs and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the AccessDM Plan is to enable AccessDM to attract, retain and motivate employees, directors, advisors and consultants. AccessDM reserved a total of 2,000,000 shares of AccessDM's common stock for issuance upon the exercise of stock options granted in accordance with the AccessDM Plan. Options granted under the AccessDM Plan expire ten years following the date of grant (five years for shareholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the AccessDM Plan vest generally over three-year periods. The AccessDM Plan is administered by AccessDM's Board.

The AccessDM Plan provides for the granting of ISOs with exercise prices not less than the fair market value of AccessDM's common stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of AccessDM must have exercise prices of at least 110% of the fair market value of AccessDM common stock on the date of grant. ISOs and non-statutory stock options granted under the AccessDM Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participants. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of AccessDM's Board. Upon a change of control of AccessDM, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the AccessDM Plan, AccessDM and the participants have executed stock option agreements setting forth the terms of the grants.

NON-EMPLOYEE STOCK-BASED COMPENSATION

The Company uses the fair value method to value options granted to non-employees. In connection with our grant of stock options to non-employees, the Company recorded $4 and $0 for the fiscal years ended March 31, 2005 and 2006, respectively, to non-cash stock-based compensation expense on an accelerated basis.

The Company's calculations for non-employee stock option grants were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended March 31, 2005:

         Weighted-average risk-free interest rate..........             5.9%
         Dividend yield....................................              --
         Expected life (years).............................              10
         Weighted-average expected volatility..............             110%

WARRANTS

Warrants outstanding consisted of the following:

                                                            As of March 31,
                                                     ---------------------------
      Outstanding Warrant (as defined below)               2005           2006
      --------------------------------------         -------------  ------------

         Underwriter Warrants.....................       120,000        3,775
         June 2004 Private Placement Warrants.....       304,375           --
         Convertible Debenture Warrants...........       560,196           --
         July 2005 Private Placement Warrants.....            --      477,275
         New Warrants (see Note 7)................            --      760,196
                                                     -------------   -----------
                                                         984,571    1,241,246
                                                     =============  ============

In November 2003, in connection with the Company's initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the "Underwriter Warrants"). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03 per share. During the twelve months ended March 31, 2006, 49,085 Underwriter Warrants were exercised for an aggregate of $296 and the Company issued 49,085 shares of Class A Common Stock. In addition, 67,140 Underwriter Warrants were exercised on a cashless basis, which resulted in the issuance of 33,278 shares of Class A Common Stock. As of March 31, 2006, 3,775 Underwriter Warrants remained outstanding.

In connection with the issuance of the 5-Year Notes, the Company issued to the holders of the 5-Year Notes warrants to purchase 440,500 shares of Class A Common Stock (the "5-Year Notes Warrants"). The 5-Year Notes Warrants were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related 5-Year Notes. During the fiscal years ended March 31, 2005, and 2006 a total of $17 and $43, respectively, was amortized to non-cash interest expense to accrete the remaining value of the 5-Year Notes Warrants to their face value over their expected term. In July 2005, in connection with the early repayment of the Remaining 5-Year Notes, the remaining value of the 5-Year Notes Warrants totaling $43 was amortized to non-cash interest expense.

In June 2004, in connection with the June 2004 Private Placement, the Company issued to the investors and to the placement agent warrants to purchase an aggregate of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share (the "June 2004 Private Placement Warrants"). The Company agreed to register the resale of the shares of the Class A Common Stock underlying the June 2004 Private Placement Warrants with the SEC. The Company filed a Form SB-2 on July 2, 2004, which was declared effective by the SEC on July 20, 2004. During the fiscal year ended March 31, 2006, all of the June 2004 Private Placement Warrants were exercised for $1,461 in cash, and the Company issued 304,375 shares of Class A Common Stock. As of March 31, 2006, there were no June 2004 Private Placement Warrants outstanding.

In February 2005, in connection with the issuance of the Convertible Debentures (see Note 7), the Company issued warrants to purchase a total of 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share (the "Convertible Debentures Warrants"), which were subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants to purchase shares of Class A Common Stock. The Convertible Debenture Warrants were exercisable beginning on September 9, 2005 for a period of five years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which is accounted for as a debt issuance discount and is being accreted to non-cash interest expense. The Company agreed to register the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, and the Form S-3 was declared effective by the SEC on March 21, 2005. In August 2005, in connection with the Conversion Agreement (see Note 7), all the Convertible Debenture Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. As of March 31, 2006, there were no Convertible Debenture Warrants outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the "July 2005 Private Placement Warrants"). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company's Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of March 31, 2006, 477,275 July 2005 Private Placements Warrants remained outstanding.

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

In August 2005, in connection with the Conversion Agreement (see Note 7), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of March 31, 2006, 760,196 New Warrants remained outstanding.

In accordance with EITF 00-19, and the terms of the New Warrants, the fair value of the New Warrants was initially accounted for as a liability, with an offsetting reduction to the carrying value of the Common Stock. Such liability was reclassified to equity as of the December 2, 2005 effective date of the Form S-3.The fair value of the New Warrants was estimated to be $4,990 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 4.01%, a contractual life of 5-years and volatility of 56%. At September 30, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,490. The decrease in the fair value of $1,500 was recorded as other income. At December 2, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,080. The decrease in the fair value of $410 was recorded as other income.

10.   COMMITMENTS AND CONTINGENCIES

In June 2005, the Company entered into a digital cinema framework agreement (the "Framework Agreement") with Christie Digital Systems USA, Inc. ("Christie") through our then-newly formed indirectly wholly-owned subsidiary, Christie/AIX, Inc. ("Christie/AIX"), whereby, among other things (1) Christie/AIX would seek to raise financing to purchase 200 of Christie's digital cinema projection systems (the "Systems") at agreed-upon prices; and (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems or to house them in the exhibitor locations.

In August 2005, an amendment to the Framework Agreement extended the termination provisions through September 30, 2005.

In September 2005, pursuant to a second amendment to the Framework Agreement, Christie and Christie/AIX agreed to eliminate such termination provisions, except to allow for termination in the event that financing cannot be obtained to purchase the Systems. Additionally, the parties agreed to extend the number of systems which may be ordered to 4,000 Systems.

Through March 31, 2006, in connection with our Digital Cinema Roll-Out, we have entered into digital cinema deployment agreements with five motion picture studios, for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of virtual print fees to Christie/AIX. As of March 31, 2006, we have entered into master license agreements with six motion picture exhibitors for the placement of Systems in movie theatres covering a total of 2,531 screens (includes screens at AccessIT's Pavilion Theatre) and we have installed 210 Systems.

As of March 31, 2006, Christie/AIX has ordered 700 of the Systems from Christie. As of March 31, 2006, the Company has paid $21,057 towards Systems ordered in connection with our Digital Cinema Roll-Out. Christie/AIX has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. The motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter. Under a master license agreement with a certain motion picture exhibitor, the Company has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next two years.

As of March 31, 2006, purchase obligations for the 700 Systems ordered, but not delivered, in connection with our Digital Cinema Roll-Out, and not included in our consolidated financial statements totaled $25,070.

In November 2005, the Company received notification from KMC Telecom ("KMC") that they would not renew the contracts for six out of seven current IDC sites which were licensed by KMC, which contracts expired on December 31, 2005. From inception through November 3, 2003, the Company had derived all of its revenues from monthly license fees and fees from other ancillary services provided by our IDCs, including fees from various services under the colocation space contract with KMC. In addition, certain other data center customer contracts will expire over the next several months, and the Company has not yet received indications of whether and on which terms these contracts will be renewed. Through December 31, 2005, the average monthly revenue from KMC for the expired contracts was approximately $144. Additionally, the Company has two other large data center customer contracts that will expire before July 1, 2006, which currently provide approximately $105 of total monthly revenue.

In connection with the expiration of the six KMC contracts, the Company has exited these six leased IDCs in which KMC was the sole or the primary IDC customer. These six leases expire between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contract. Although there are no assurances, management believes the Company will not incur any significant costs in connection with the exit from the six IDCs. As of March 31, 2006, the Company had security deposits totaling $30 relating to these six leased IDCs.

LEASES

We have acquired property and equipment under non-cancelable long-term capital lease obligations that expire at various dates through July 2022. As of March 31, 2006, we had outstanding capital lease obligations of $6,067. Our capital lease obligations are at the following locations and in the following principal amounts:

                                                                                       Outstanding Capital
         Location                        Purpose of capital lease                       Lease Obligation
         ----------------------------    -----------------------------------------    ----------------------

         The Pavilion Theatre            For building, land and improvements                 $6,041
         Corporate Office                For telephone equipment                                 21
         Managed Services                For computer equipment used in IDC's                     5
                                                                                      ----------------------
                                                                                             $6,067
                                                                                      ======================

As of March 31, 2006, minimum future capital lease payments (including interest) totaled $18,661, are due as follows:

                          Fiscal years ending March 31,
                          -----------------------------
                          2007................  $ 1,137
                          2008................    1,128
                          2009................    1,128
                          2010................    1,128
                          2011................    1,128
                          Thereafter..........   13,012
                                                -------
                                                $18,661
                                                =======

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

                                                            As of March 31,
                                                     ---------------------------
                                                          2005           2006
                                                     -------------  ------------

         Land..................................          $1,500        $1,500
         Building..............................           4,600         4,600
         Computer equipment....................              70            70
         Machinery and equipment...............           1,062         1,062
                                                     -------------   -----------
                                                          7,232         7,232

         Less: accumulated amortization........            (691)       (1,131)
                                                     -------------   -----------
         Net assets under capital lease                  $6,541        $6,101
                                                     =============   ===========

The Company's businesses operate from leased properties under non-cancelable operating lease agreements (see Item 2. Properties). The Company accounts for rent abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line rent expense and the amount paid is recorded as a deferred rent liability. As of March 31, 2006, obligations under non-cancelable operating leases totaled $15,047, are due as follows:

                          Fiscal years ending March 31,
                          -----------------------------
                          2007................  $ 2,675
                          2008................    2,732
                          2009................    2,770
                          2010................    2,270
                          2011................    1,377
                          Thereafter..........    3,223
                                                -------
                                                $15,047
                                                =======

Total rent expense was $2,192 and $2,615 for the fiscal years ended March 31, 2005 and 2006, respectively.


11.   SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                      For the fiscal years ended
                                                                March 31,
                                                      --------------------------
                                                          2005           2006
                                                      ------------    ----------
Interest paid .......................................     $  556       $1,461
Assets acquired under capital leases.................     $6,542       $   --
Issuance of note for the Pavilion Theatre
 Acquisition.........................................     $9,300       $   --
Reduction of goodwill and other assets relating
 to the early cancellation of the Pavilion Note .....     $   --       $1,232
Issuance of Class A Common Stock for conversion
 of 6% Convertible Notes ............................     $   --       $1,699
Issuance of Class A Common Stock for conversion
 of Convertible Debentures ..........................     $   --       $7,600

                                                      For the fiscal years ended
                                                                March 31,
                                                      --------------------------
                                                          2005           2006
                                                      ------------    ----------
Issuance of Class A Common Stock in lieu of
 redeeming the Boeing Shares ........................     $   --       $  250
Transfer to equity of liability relating to
 warrants upon registration statement
 effectiveness ......................................     $   --       $4,130
Equipment in accounts payable and accrued
 expenses purchased from Christie ...................     $   --       $7,924
Note receivable in accounts payable and accrued
 expenses for installation costs from Christie ......     $   --       $  934

12.   SEGMENT INFORMATION

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

 The Media Services segment consists of the following:

               OPERATIONS OF:           PRODUCTS AND SERVICES PROVIDED:
     ---------------------------------------------------------------------------
     AccessIT SW                        Develops  and  licenses software to  the
                                        theatrical  distribution  and exhibition
                                        industries,  provides ASP  Service,  and
                                        provides   software   enhancements   and
                                        consulting services.
     ---------------------------------------------------------------------------
     DMS                                Stores and  distributes  digital content
                                        to  movie   theaters  and  other  venues
                                        having digital projection  equipment and
                                        provides    satellite-based    broadband
                                        video,  data and Internet  transmission,
                                        encryption  management  services,  video
                                        network   origination   and   management
                                        services and a virtual booking center to
                                        outsource the booking and  scheduling of
                                        satellite   and   fiber   networks   and
                                        provides  forensic recovery services for
                                        content owners.
     ---------------------------------------------------------------------------
     Pavilion Theatre                   A  fully functioning  nine-screen  movie
                                        theatre  and  showcase  to   demonstrate
                                        our integrated digital cinema solutions.
     ---------------------------------------------------------------------------
     Christie/AIX                       Financing  vehicle and administrator for
                                        our  Digital  Cinema  Roll-Out to motion
                                        picture  exhibitors,  collects VPFs from
                                        motion picture studios.
     ---------------------------------------------------------------------------

The Data Center Services segment consists of the following:

               OPERATIONS OF:           PRODUCTS AND SERVICES PROVIDED:
     ---------------------------------------------------------------------------
     AccessIT                           Provides services through its three IDCs
                                        including  the  license  of data  center
                                        space,    provision   of   power,   data
                                        connections to other businesses, and the
                                        installation of equipment.
     ---------------------------------------------------------------------------
     Managed Services                   Provides    information       technology
                                        consulting  services and managed network
                                        monitoring  services  through its global
                                        network command center.
     ---------------------------------------------------------------------------

Information related to the segments of the Company and its subsidiaries is detailed below:

                                                     For the fiscal years ended
                                                              March 31,
                                                     ---------------------------
                                                          2005            2006
                                                     --------------  -----------
Media Services:
    Loss before interest, taxes,
      depreciation and amortization .............      $   (246)      $    (741)
    Depreciation and amortization ...............         1,715           3,424
                                                       --------       ---------
    Loss before other expense ...................      $ (1,961)      $  (4,165)

Data Center Services:
    Income before interest, taxes,
      depreciation and amortization .............      $  1,651       $   1,724
    Depreciation and amortization ...............         1,807           1,502
                                                       --------       ---------
    (Loss) income before other expense ..........      $   (156)      $     222

Corporate:
    Loss before interest, taxes,
      depreciation and amortization .............      $ (3,482)      $  (5,196)
    Depreciation and amortization ...............           101              75
                                                       --------       ---------
    Loss before other expense ...................      $ (3,583)      $  (5,271)

Total Consolidated:
    Loss before interest, taxes,
      depreciation and amortization .............      $ (2,077)      $  (4,213)
    Depreciation and amortization ...............         3,623           5,001
                                                       --------       ---------
    Loss before other expense                          $ (5,700)      $  (9,214)
                                                       ========       =========

                                                             As of March 31,
                                                     ---------------------------
                                                          2005            2006
                                                     --------------  -----------
Assets:
    Media Services ..............................      $ 27,029       $  55,818
    Data Center Services ........................         5,302           6,920
    Corporate ...................................         5,446          61,209
                                                       --------       ---------
    Total Consolidated Assets                          $ 37,777       $ 123,947
                                                       ========       =========

13.   RELATED PARTY TRANSACTIONS

In connection with the Exchange Offer completed in March 2004 (see Note 7), the Company issued 6% Convertible Notes with a principal amount of $1,736 to several investors, of which $1,400 is payable to certain officers and directors of the Company. In September 2005, the AMEX 30-day average closing price of the Company's Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of only 59,589 of theses shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

A non-employee officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for our Digital Cinema Roll-Out. Purchases of such Systems from Christie for the fiscal years ended March 31, 2005 and 2006 totaled $0 and $21,057, respectively. This individual is not compensated by Christie/AIX.

14.   INCOME TAXES

The benefit from income taxes consisted of the following:

                                                                As of March 31,
                                                            --------------------
                                                               2005      2006
                                                            ---------  --------
     Current .............................................  $    --     $    --
     Deferred ............................................       311        311
                                                            --------   --------
     Total income tax benefit                               $    311   $    311
                                                            ========   ========

Net deferred tax liabilities consisted of the following:

                                                               As of March 31,
                                                            --------------------
                                                               2005      2006
                                                            ---------  --------
     Deferred tax assets:
         Net operating loss carryforwards ................  $  5,689   $  9,086
         Depreciation and amortization ...................       854      1,017
         Deferred rent expense ...........................       435        395
         Stock based compensation ........................       201        201
         Revenue deferral ................................       115        466
         Other ...........................................       129        206
                                                            --------   --------
     Total deferred tax assets                              $  7,423   $ 11,371

     Deferred tax liabilities:
         Intangibles......................................  $ (1,497)  $ (1,186)
                                                            --------   --------
     Total deferred tax liabilities                         $ (1,497)  $ (1,186)
                                                            --------   --------

     Net deferred tax assets before valuation allowance ..  $  5,926   $ 10,185
     Valuation allowance..................................    (7,136)   (11,083)
                                                            --------   --------
     Net deferred tax liabilities                           $ (1,210)  $   (898)
                                                            ========   ========

The Company has provided a valuation allowance for either all or most of its deferred tax assets since realization of future benefits from deductible temporary differences and net operating loss carryovers cannot be sufficiently assured at March 31, 2005 or March 31, 2006. The change in the valuation allowance in the current year was $3,947.

As of March 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $21,900 available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards that can be used in future years. Depending on a variety of factors this limitation, if applicable, could cause a portion and/or all of these net operating losses to expire before utilization occurs.

The differences between the United States statutory federal tax rate and the Company's effective tax rate are as follows:

                                                               As of March 31,
                                                            --------------------
                                                               2005       2006
                                                            ---------   --------
Tax benefit at the U.S. statutory federal tax rate .......    (34.0)%    (34.0)%
State tax benefit ........................................     (0.3)      (0.0)
Change in valuation allowance ............................     24.4       17.1
Disallowed interest ......................................      4.5        2.8
Debt conversion expense ..................................       --       11.9
Other ....................................................      1.1        0.5
                                                            --------    --------
Effective tax rate                                             (4.3)%     (1.7)%
                                                            ========    ========

15.    SUBSEQUENT EVENTS

In April 2006, the Company issued 23,445 shares of unregistered Class A Common Stock, in connection with our purchase the Access Digital Server Assets (see
Note 3).

In May 2006 and June 2006, the Company ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $34,628.

In June 2006, the Company through its indirectly wholly-owned subsidiary, PLX Acquisition Corp., purchased substantially all the assets of PLX Systems Inc. ("PLX"). PLX provides the essential technology, expertise and core competencies in intellectual property ("IP") rights and royalty management, expanding the Company's ability to bring new forms of content to movie-goers in addition to supporting IP license contract management, royalty processing, revenue reporting and billing. The purchase price, including estimated transaction costs, was approximately $1.6 million.

                           PART II. OTHER INFORMATION

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15 and 15(d)-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS; COMPLIANCE  WITH
          SECTION 16(A) OF THE EXCHANGE ACT

Except as set forth below, the information required by this item will appear in AccessIT's Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange
Act).

CODE OF ETHICS

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.accessitx.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by this item will appear in AccessIT's Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required by this item will appear in AccessIT's Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information  required  by this item can be found in an earlier  discussion  (see
Part II Item 5 under EQUITY COMPENSATION PLANS).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will appear in AccessIT's Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

ITEM 13. EXHIBITS

The exhibits are listed in the Exhibit Index beginning on page 29 herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will appear in AccessIT's Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Exchange Act).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS INTEGRATED TECHNOLOGIES, INC.


Date:      06/29/06                     BY:/s/ A. Dale Mayo
         -----------------------        ----------------------------------------
                                          A. Dale Mayo
                                          President and Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)


Date:      06/29/06                     BY:/s/ Brian D. Pflug
         -----------------------        ----------------------------------------
                                          Brian D. Pflug
                                          Senior Vice President - Accounting
                                          & Finance
                                          (Principal Financial Officer)

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints A. Dale Mayo and Gary S. Loffredo, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE(S)                       TITLE(S)                        DATE


/s/ A. Dale Mayo          President, Chief Executive Officer      06/29/06
----------------------    and Chairman of the Board of Directors -------------
A. Dale Mayo

/s/ Kevin J. Farrell      Senior Vice President - Facilities      06/27/06
----------------------    and Director                           -------------
Kevin J. Farrell


/s/ Gary S. Loffredo      Senior Vice President - General         06/29/06
----------------------    Counsel, Secretary and Director        --------------
Gary S. Loffredo


/s/ Brian D. Pflug        Senior Vice President - Accounting      06/29/06
----------------------    and Finance                            --------------
Brian D. Pflug


/s/ Wayne L. Clevenger                                            06/29/06
----------------------    Director                               ---------------
Wayne L. Clevenger


----------------------    Director                               ---------------
Gerald C. Crotty


/s/ Robert Davidoff       Director                                06/29/06
----------------------                                           ---------------
Robert Davidoff


/s/ Matthew W. Finlay                                             06/29/06
----------------------    Director                               ---------------
Matthew W. Finlay


/s/ Brett E. Marks                                                06/29/06
----------------------    Director                               ---------------
Brett E. Marks


/s/ Robert E. Mulholland  Director                                06/27/06
----------------------                                          ----------------
Robert E. Mulholland

EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT

1.1 -- Form of Underwriting Agreement between the Company and the underwriter to the Company's November 10, 2003 Public Offering. (1)

1.2 -- Purchase Agreement dated January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (21)

1.3 -- Purchase Agreement, dated March 13, 2006, by and between the Company, Roth Capital Partners LLC and Craig-Hallum Capital Group LLC. (23)

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

2.11 -- Stock Purchase Agreement, dated as of October 26, 2004, among the Company and the purchasers identified therein. (13)

2.12 -- Securities Purchase Agreement, dated as of February 9, 2005, among the Company and certain investors. (12)

2.13 -- Securities  Purchase   Agreement,  dated as of July 19, 2005,  among the
        Company and certain purchasers. (17)

2.14 -- Letter Agreement, dated August 29, 2005, among the Company and certain purchasers.*

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

4.18 -- Promissory Note, dated November 14, 2003, issued by the Company to David Gajda. (8)

4.19 -- Promissory   Note,  dated  November 14,  2003,  issued by the Company to
        Robert Jackovich.(8)

4.20 -- Registration Rights Agreement, dated as of November 8, 2004, among the Company and certain investors. (13)

4.21 -- Form of Subsidiary Guarantee to be entered into by certain subsidiaries of the Company pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto.(12)

4.22 -- Form of Debenture to be issued to the purchasers pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)

4.23 -- Form of Warrant to be issued to the purchasers pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)

4.24 -- Form of Registration Rights Agreement, among the registrant and certain investors pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto.(12)

4.25 -- Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (17)

4.26 -- Registration Rights Agreement, dated as of July 19, 2005 among the Company and certain purchasers. (17)

4.27 -- Form of Warrant  issued to  purchasers  pursuant to a letter  agreement.
        (19)

4.28 -- Registration Rights Agreement, dated as of November 16, 2005, among the Company and certain purchasers. (19)

10.1 -- Amended and Restated Employment Agreement, dated as of December 15, 2005, between the Company and A. Dale Mayo. (20)

10.2 -- Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (2)

10.3 -- Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert Jackovich. (2)

10.4 -- First Amended and Restated 2000 Stock Option Plan of the Company. (2)

10.5 -- Amendment No. 1 to the First Amended and Restated 2000 Stock Option Plan of the Company. (3)

10.6 -- Amendment No. 2 to the First Amended and Restated 2000 Stock Option Plan of the Company. (15)

10.7 -- Amendment No. 3 to the First Amended and Restated 2000 Stock Option Plan of the Company. (22)

10.8 -- Form of Stock Option Agreement. (15)

10.9 -- Asset Purchase Agreement, dated as of November 16, 2001, between the Company and BridgePoint International (USA), Inc. (2)

10.10 -- Asset Purchase Agreement, dated as of October 10, 2002, between the Company, R.E. Stafford, Inc. d/b/a ColoSolutions and Cob Solutions Global Services, Inc. (2)

10.11 -- Services Distribution Agreement, dated July 17, 2001, between the Company and Managed Storage International, Inc. (2)

10.12 -- License Agreement between the Company and AT&T Corp., dated July 31, 2001. (2)

10.13 -- Master   Agreement  for  Colocation  Space  between  the  Company  (by assignment from Cob Solutions Global Services, Inc.) and KMC Telecom VI LLC dated April II, 2002. (2)

10.14 -- License Agreement between the Company (by assignment from Bridgepoint International (USA), Inc.) and Zone Telecom, Inc. dated February 27, 2001.(2)

10.15 -- Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and 55 Madison Associates, LLC.
         (2)

10.16 -- Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)

10.17 -- Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)

10.18 -- Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)

10.19 -- First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co.Ltd. dated October 27, 2000. (2)

10.20 -- Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and
         75 Broad, LLC. (2)

10.21 -- Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated May 16, 2000. (2)

10.22 -- Second Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and
         75 Broad,  LLC dated August 15, 2000. (2)

10.23 -- Lease Agreement, dated as of January 17, 2001, as amended, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Union National Plaza I, Inc. (2)

10.24 -- Lease Agreement, dated as of February 6, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Granite -- Wall Street Limited Partnership (successor in interest to Duffy Wall Street L.L.C.). (2)

10.25 -- Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R.E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership.(2)

10.26 -- Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from ColoSolutions L.L.C.) and 340 Associates, L.L.C. (2)

10.27 -- Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R.E. Stafford, Inc. d/b/a ColoSolutions) and Jerry
         J. Howard and Eddy D. Howard. (2)

10.28 -- Office Lease, dated as of February 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and One Liberty Place, L.C. (2)

10.29 -- Commercial  Property  Lease  between  Hollywood  Software,   Inc.  and
         Hollywood Media Center, LLC, dated January 1, 2000. (2)

10.30 -- Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L. P. (2)

10.31 -- First Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated May 10, 2000.(2)

10.32 -- Second Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated February 16, 2001. (2)

10.33 -- Third Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and EOP-BREA Park Centre, L.P. (successor in interest to Spieker Properties, L.P.), dated June 27, 2002. (2)

10.34 -- Consulting   Agreement  between  the  Company  (formerly  Fibertech  &
         Wireless, Inc.) and Harvey Marks dated June 2000. (2)

10.35 -- Independent Contractor Agreement, dated July31, 2003, between the Company and Kevin Booth. (2)

10.36 -- Universal Transport Exchange License and Option Agreement, dated August 13, 2003, by and between the Company and Universal Access, Inc. (3)

10.37 -- Employment Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)

10.38 -- Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)

10.39 -- Employment Agreement, dated as of November 21, 2003, between the Company and Russell Wintner. (8)

10.40 -- Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC.*

10.41 -- First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC.*

10.42 -- Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC.*

10.43 -- Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC.*

10.44 -- Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (16)

10.45 -- Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/ AIX, Inc. and Christie Digital Systems USA, Inc. (18)

10.46 -- Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (18)

10.47 -- Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc.
         (18)

10.48 -- Placement Agency Agreement, dated as of January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (21)

10.49 -- Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (22)

10.50 -- Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (22)

16.1 -- Letter from PricewaterhouseCoopers LLP, dated September 10, 2004 regarding change in certifying accountants. (13)

21.1 --  List of Subsidiaries.*

23.1 --  Consent of Eisner LLP.*

24.1 --  Powers of Attorney.* (Contained on signature page)

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

(9) Previously filed with the Securities and Exchange Commission on July 2, 2004 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-117115).

(10) Previously filed with the Securities and Exchange Commission on September 14, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on November 8, 2004 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on February 10, 2005 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on February 14, 2005 as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on March 14, 2005 as an exhibit to the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-117115).

(15) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-124290).

(16) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on July 22, 2005 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on November 16, 2005 as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-129747).

(20) Previously filed with the Securities and Exchange Commission on December 21, 2005, as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on January 19, 2006 as an exhibit to the Company's 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company's 10-QSB (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on March 15, 2006 as an exhibit to the Company's 8-K (File No. 001-31810).