Form 10QSB
period 2006-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2006-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

       |_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from — to —

Commission File Number: 000-51910
________________________________

Access Integrated Technologies, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown, New Jersey 07960
(Address of Principal Executive Offices)

(973) 290-0080
(Issuer’s Telephone Number, Including Area Code)

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
Yes    |_|     No    |X|

As of August 4, 2006, 23,115,756 shares of Class A Common Stock, $0.001 par value, and 825,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes    |_|     No    |X|

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONTENTS TO FORM 10-QSB

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2006	June 30, 2006
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$36,641	$5,181
Investment securities, available-for-sale	24,000	24,000
Accounts receivable, net	1,593	2,119
Unbilled revenue, current portion	1,492	1,832
Prepaid and other current assets	700	751
Notes receivable, current portion	43	44

Total current assets	$64,469	33,927

Deposits on property and equipment	8,673	10,369
Property and equipment, net	35,878	64,974
Intangible assets, net	2,056	2,074
Capitalized software costs, net	1,680	2,890
Goodwill	9,310	9,440
Accounts receivable, net of current portion	–	229
Deferred costs	148	267
Notes receivable, net of current portion	1,122	1,464
Unbilled revenue, net of current portion	42	42
Security deposits	389	402
Restricted cash	180	180

Total assets	$123,947	$126,258

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2006	June 30, 2006
		(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,282	$19,169
Current portion of notes payable	1,203	1,058
Current portion of customer security deposits	176	154
Current portion of capital leases	89	91
Current portion of deferred revenue	768	472
Current portion of deferred rent expense	100	107

Total current liabilities	15,618	21,051

Notes payable, net of current portion	1,948	1,521
Customer security deposits, net of current portion	40	40
Deferred revenue, net of current portion	66	59
Capital leases, net of current portion	5,978	5,961
Deferred rent expense, net of current portion	918	890
Deferred tax liability	898	820

Total liabilities	25,466	30,342

Commitments and contingencies (see Note 9)

Stockholders’ equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 22,059,567 and 22,193,012 shares issued and 22,008,127 and 22,141,572 shares outstanding at March 31, 2006 and June 30, 2006, respectively	22	22
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 925,811 and 825,811 shares issued and outstanding, at March 31, 2006 and June 30, 2006, respectively	1	1
Additional paid-in capital	136,929	136,888
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(38,299)	(40,823)

Total stockholders' equity	98,481	95,916

Total liabilities and stockholders' equity	$123,947	$126,258

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2005	2006

Revenues	$3,971	$5,576

Costs and Expenses:
Direct operating	2,738	3,422
Selling, general and administrative	1,751	2,486
Provision for doubtful accounts	23	19
Research and development	133	23
Depreciation and amortization	1,264	2,043

Total operating expenses	5,909	7,993

Loss from operations	(1,938)	(2,417)

Interest income	3	309
Interest expense	(433)	(303)
Non-cash interest expense	(184)	(23)
Other (expense) income, net	(16)	(168)

Loss before income tax benefit	(2,568)	(2,602)

Income tax benefit	78	78

Net loss	$(2,490)	$(2,524)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	10,405,814	22,960,108

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended June 30,
	2005	2006

Cash flows from operating activities
Net loss	$(2,490)	$(2,524)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,264	2,043
Amortization of software development costs	150	156
Amortization of deferred tax liability	(78)	(78)
Provision for doubtful accounts	23	19
Non-cash interest expense	184	23
Changes in operating assets and liabilities:
Accounts receivable	(181)	(773)
Prepaids and other current assets	(195)	(51)
Notes receivable for digital projectors, net	–	(343)
Unbilled revenue	(284)	(340)
Other assets	(88)	(132)
Accounts payable and accrued expenses	(271)	(2,315)
Other liabilities	–	(347)

Net cash used in operating activities	(1,966)	(4,662)

Cash flows from investing activities
Purchases of property and equipment	(353)	(22,699)
Deposits on property and equipment	–	(1,696)
Additions to capitalized software costs	(102)	(229)
Acquisition of PLX Systems Inc.	–	(1,523)

Net cash used in investing activities	(455)	(26,147)

Cash flows from financing activities
Repayment of notes payable	(597)	(595)
Principal payments on capital leases	(133)	(15)
Costs associated with prior year issuance of Class A common stock	–	(151)
Net proceeds from issuance of Class A common stock	71	110

Net cash used in financing activities	(659)	(651)

Net decrease in cash and cash equivalents	(3,080)	(31,460)

Cash and cash equivalents at beginning of period	4,779	36,641

Cash and cash equivalents at end of period	$1,699	$5,181

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
($ in thousands, except for per share data)
(Unaudited)

1.     NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT”) was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. We have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. These existing businesses have positioned us to deliver and manage digital cinema and other content to entertainment and other remote venues worldwide.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company's consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. (“Christie/AIX”) and PLX Acquisition Corp.. AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its fixed assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT’s Form 10-KSB for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2006. Certain reclassifications of prior period data have been made to conform to the current presentation.

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:

Software licensing, including customer licenses and Application Service Provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, "Software Revenue Recognition"

Software maintenance contracts, and professional consulting services, which includes systems implementation, training, custom software development services and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees, movie theatre admission and concession revenues and virtual print fees (“VPFs”).	Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” “SAB No. 104”).

Software licensing revenue is recognized when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. Significant upfront fees are received in addition to periodic amounts upon achievement of contractual events for licensing of the Company’s products. Such amounts are deferred until the revenue recognition criteria have been met, which typically occurs upon delivery and acceptance.

Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting.

Deferred revenue is recorded in cases where: (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP Service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as revenue in accordance with the Company’s revenue recognition policies described above.

Data Center Services

Data Center Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:

License fees for data center space, web hosting fees, electric, cross connect fees and riser access charges, non-recurring installation and consulting fees, network monitoring and maintenance fees.	SAB No. 104

AccessIT Data Center’s revenues are recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contain periodic increases in the amount of license fees for data center space to be paid, and are recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees are recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying revenue recognition criteria are classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing are classified as unbilled revenue. Managed Services’ revenues, which consist of monthly recurring billings pursuant to network monitoring and maintenance contracts, are recognized as revenues in the month earned, and other non-recurring billings which are recognized on a time and materials basis as revenues, in the period in which the services were provided.

DIRECT OPERATING COSTS

Direct operating costs consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, film rent expense and amortization of capitalized software development costs.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for these software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1, states that there are three distinct stages to the software development process for internal use software. The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives. The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing. The final stage, the implementation stage, includes the activities associated with placing a software project into service. All activities included within the preliminary project stage would be considered research and development and expensed as incurred. During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to five years. The Company has not sold, leased or licensed software developed for internal use to its customers and has no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded during the three months ended June 30, 2005 and 2006, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the three months ended June 30, 2005 and 2006 amounted to $150 and $156, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. Unbilled receivables under such customized software development contracts at June 30, 2005 and 2006 aggregated $845 and $1,832, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of June 30, 2006, the Company's finite-lived intangible assets consisted of covenants not to compete, Federal Communications Commission licenses (for satellite transmission services), trade names and trademarks, and a liquor license (for the Pavilion Theatre) which are estimated to have useful lives ranging from two to ten years.

Information related to the segments of the Company and its subsidiaries regarding goodwill and other intangible assets is detailed below:

	As of June 30,
	2005	2006
Intangibles, net:
Media Services	$2,255	$1,829
Data Center Services	667	232
Corporate	17	13

Total Consolidated	$2,939	$2,074

Goodwill, net:
Media Services	$10,221	$9,253
Data Center Services	187	187
Corporate	–	–

Total Consolidated	$10,408	$9,440

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when Systems are ordered from Christie in connection with Christie/AIX's Digital Cinema Roll-Out (see Note 9). These amounts are classified as long-term due to the nature of the assets underlying these deposits, although such deposits will be fully utilized against invoices from Christie within six months from such payment date.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

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

NET LOSS PER SHARE

Computations of basic and diluted net loss per share of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock”), and together with the Class A Common Stock, (the “Common Stock”) have been made in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted net loss per share have been calculated as follows:

Basic and diluted net loss per share =	Net loss
Weighted average number of common shares outstanding during the period

Shares issued and reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company has incurred net losses for the three months ended June 30, 2005 and 2006 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 8. Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, Accounting for Stock-Based

Compensation (“SFAS No. 123(R)”). Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the reward (usually the vesting period). Pro forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) using the “modified prospective” method in which non-cash stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Company's Board of Directors (the “Board”) approved the acceleration of the vesting of all unvested stock options awarded under the Company's stock incentive plans as of March 31, 2006. No stock-based compensation expense was recorded for the 401,747 stock options awarded in excess of the Company's stock incentive plan, as such stock options are subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006. Upon approval, the Company has estimated that the non-cash stock-based compensation expense, using a Black-Scholes option valuation model, related to such shares will be approximately $2,811 in fiscal 2007.

Previously, the Company accounted for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. As such, stock-based compensation expense was recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 “Accounting for Stock-Based Compensation — Transaction and Disclosures”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires the Company to provide pro forma net loss and loss per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net loss if the Company had applied the fair-value recognition provisions to stock-based compensation for the three months ended June 30, 2005:

Net loss as reported	$(2,490)
Add: Stock-based compensation expense included in net loss	–
Less: Stock-based compensation expense determined under fair-value based method	(212)

Pro forma net loss	$(2,702)

Basic and diluted net loss per share:
As reported	$(0.24)
Pro forma	$(0.26)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions for the three months ended June 30, 2005:

Weighted-average risk-free interest rate	4.4%
Dividend yield	–
Expected life (years)	10
Weighted-average expected volatility	110%

3.     ACQUISITIONS

In June 2006, the Company through its indirectly wholly-owned subsidiary, PLX Acquisition Corp., purchased substantially all the assets of PLX Systems Inc. (“PLX”). PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films, to movie-goers in addition to supporting IP license contract management, royalty processing, revenue reporting and billing.

The total purchase price of approximately $1.5 million, including estimated transaction costs, allocated to the net assets acquired based upon the results of an appraisal of fair value, was as follows:

Property and equipment	$46
Intangible assets	210
Capitalized software costs	1,137
Goodwill	130

$1,523

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on April 1, 2006 and does not anticipate that its adoption will have a material effect on its financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and No. 140. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe it will be affected by the adoption of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 requires recognition of servicing assets and servicing liabilities whenever it becomes obligated to service a financial asset by entering into a servicing contract upon: (1) a transfer of the servicer’s assets that meets the requirements for sale accounting; (2) a transfer of the servicer’s assets to a special purpose vehicle in a guaranteed mortgage securitization if the transferor retains all resulting securities and classifies them as available-for-sale or trading securities; or (3) an acquisition of financial asset servicing obligations not related to financial assets of the servicer or its affiliates. In such circumstances, SFAS No. 156 requires, if practicable, an entity to measure the servicing assets and liabilities at fair value. Thereafter, an entity may value the assets using either (1) the current amortization method, with fair value assessment of impairment or increased obligation as of each reporting date, or (2) a new fair value method, with servicing assets and liabilities measured at fair value on each reporting date and changes in fair value in earnings reported for the period in which they occur. SFAS 156 must be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted if an entity has not yet issued financial statements (including interim statements) for any fiscal year period. The Company does not believe it will be affected by the adoption of SFAS 156.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently reviewing the impact, if any, that FIN 48 will have on its consolidated financial statements.

5.     NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2006		As of June 30, 2006
Notes Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion

Exhibitor Note	$43	$188	$44	$177
Exhibitor Install Notes	–	934	–	1,287

	$43	$1,122	$44	$1,464

In March 2006, in connection with Christie/AIX's Digital Cinema Roll-Out (see Note 9), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of June 30, 2006, the outstanding balance of the Exhibitor Note was $221.

In connection with Christie/AIX's Digital Cinema Roll-Out (see Note 9), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of digital cinema projection systems (the “Systems”) in movie theatres. As of June 30, 2006, certain motion picture exhibitors issued to the Company two 8% notes receivable for and aggregate $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.

6.     NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2006		As of June 30, 2006
Notes Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion

HS Notes	$753	$1,187	$608	$1,188
Boeing Note	450	761	450	333

	$1,203	$1,948	$1,058	$1,521

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the three months ended June 30, 2006, the Company repaid principal of $145 on the HS Notes. As of June 30, 2006, the outstanding principal balance of the HS Notes was $1,796.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company (the “Boeing Digital Asset Acquisition”), the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the three months ended June 30, 2006, principal repayments of $450 were made and non-cash interest expense resulting from the Boeing Note was $23. As of June 30, 2006, the outstanding balance of the Boeing Note, net of imputed interest, was $783.

In August 2005, the Company reached an agreement (the “Conversion Agreement”) with the investors holding the Convertible Debentures and Convertible Debenture Warrants for the investors to: (1) convert all of their Convertible Debentures into 1,867,322 shares of Class A Common Stock; and (2) exercise all their Convertible Debenture Warrants for $2,487 into 560,196 shares of Class A Common Stock, and for the Company to: (1) issue to the investors 760,196 warrants to purchase Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”); and (2) issue to the investors 71,359 shares of Class A Common Stock (the “New Shares”). Because the issuance of the New Warrants and New Shares, when combined with the shares of Class A Common Stock underlying the Convertible Debentures and the Convertible Debentures Warrants, exceeded 20% of the Company’s then-outstanding shares of Class A Common Stock, under the AMEX’s rules, stockholder approval was required to be obtained. The Company obtained such stockholder approval by written consent of a majority of the holders of Common Stock and a Schedule 14(C) Information Statement was required, and was filed with the SEC on October 6, 2005. The Company was required to register the resale of the New Shares and the Class A Common Stock underlying the New Warrants on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt”, which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005, the date the Conversion Agreement was finalized. The value of the New Warrants plus $200 for professional fees and the value of the New Shares were charged to debt conversion expense. Additionally, the Company issued 8,780 shares to the placement agent (the “Placement Agent Shares”) involved in the Conversion Agreement, which were valued at $112, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005. The value of the Placement Agent Shares was charged to debt conversion expense. The remaining accretion on the value of the Convertible Debentures Warrants of $999 was charged to non-cash interest expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. As a result of the Conversion Agreement, there were no Convertible Debentures outstanding as of June 30, 2006.

7.     SENIOR CREDIT FACILITY

In March 2006, Christie/AIX received a commitment from General Electric Capital Corporation to underwrite up to $217 million of a senior secured financing, consisting of a $217 million Senior Secured Multi Draw Term Loan (the “Credit Facility”). Proceeds from the Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with Christie/AIX's Digital Cinema Roll-Out and to pay transaction fees and expenses related to the Credit Facility, and for certain other specified purposes. The remaining cost would be funded from other sources of capital.

As of June 30, 2006, the Credit Facility had not been finalized (see Note 13 for further discussion).

8.     STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In July 2005, the Company entered into a purchase agreement with certain institutional and other accredited investors in a private placement (the “July 2005 Private Placement”) to issue and sell 1,909,115 unregistered shares of Class A Common Stock at a sale price of $9.50 per share and warrants to the investors for gross proceeds of $18,137. The Company agreed to register the resale of the shares of Class A Common Stock issued with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005.

In August 2005, in connection with the Conversion Agreement (see Note 6), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. The Company also issued 71,359 New Shares to the investors, and another 8,780 Placement Agent Shares. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The Company was also required to register the New Shares and the Placement Agent Shares on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In September 2005, in connection with the Exchange Offer completed in March 2004, the AMEX 30-day average closing price of the Company’s Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of 59,589 of these shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf”), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75,000 of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase Common Stock or preferred stock.

In January 2006, in connection with the Shelf, the Company entered into: (1) a placement agency agreement to issue and sell up to 1,145,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share (together the “January 2006 Offering”) for gross aggregate proceeds of $16,050. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The securities were offered by the Company, pursuant to the Shelf.

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Offering”) for gross proceeds of $51,261, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Second Offering”) to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7,689 and was completed on March 24, 2006. The securities were offered by the Company, pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75,000 has been utilized. The de minimus remainder has been withdrawn.

STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) currently provides for the issuance of up to 1,100,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. The Company intends to obtain shareholder approval to expand the Plan to 2,200,000 options at the Company’s 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

During the three months ended June 30, 2006, under the Plan, the Company granted 30,000 stock options to its employees all at an exercise price range from $10.89 to $13.52 per share, all of which are subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

The following table summarizes the activity of the Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,100,000		$6.61
Granted	–		–
Exercised	–		–
Cancelled	–		–

Balance at June 30, 2006	1,100,000	(1)	$6.61

(1)	The issuance of an additional 401,747 stock options is subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders to be held on or about September 14, 2006.

As of June 30, 2006, AccessDM’s separate stock option plan (the “AccessDM Plan”) currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees. During the three months ended June 30, 2006, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,055,000		$0.95	(1)
Granted	–		–
Exercised	–		–
Cancelled	–		–

Balance at June 30, 2006	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of June 30, 2006, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	As of March 31, 2006	As of June 30, 2006

Underwriter Warrants	3,775	3,775
July 2005 Private Placement Warrants	477,275	467,275
New Warrants (see Note 6)	760,196	760,196

	1,241,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in fiscal 2004 the exercise price was adjusted to $6.03 per share. As of June 30, 2006, 3,775 Underwriter Warrants remained outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the three months ended June 30, 2006, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of June 30, 2006, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with the Conversion Agreement (see Note 6), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of June 30, 2006, 760,196 New Warrants remained outstanding.

9.     COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement entered into with Christie Digital Systems USA, Inc. (“Christie”) through the Company’s indirectly wholly-owned subsidiary, Christie/AIX, in June 2005, Christie/AIX may order up to 4,000 Systems (the “Digital Cinema Roll-Out”).

As of June 30, 2006, in connection with Christie/AIX's Digital Cinema Roll-Out, Christie/AIX has entered into digital cinema deployment agreements with six motion picture studios, for the distribution of digital movie releases to motion picture exhibitors equipped with the Systems, and providing for payment of VPFs to Christie/AIX. As of June 30, 2006, Christie/AIX has entered into master license agreements with seven motion picture exhibitors for the placement of the Systems in movie theatres covering a total of 2,976 screens (includes screens at AccessIT’s Pavilion Theatre) and has installed 534 Systems.

As of June 30, 2006, Christie/AIX has ordered 1,200 of the Systems from Christie and has paid $47,120 towards Systems ordered in connection with Christie/AIX's Digital Cinema Roll-Out. The Company has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. The motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter (see Note 5). Under a master license agreement with a certain motion picture exhibitor, Christie/AIX has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next two years. As of June 30, 2006, Christie/AIX has not paid any of such installation costs.

As of June 30, 2006, purchase obligations for the 1,200 Systems ordered, but not delivered, in connection with Christie/AIX's Digital Cinema Roll-Out, and not included in Christie/AIX's consolidated financial statements totaled $27,750.

10.     SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three Months Ended June 30,
	2005	2006

Interest paid	$456	$306
Equipment in accounts payable and accrued expenses purchased from Christie	$–	$8,202

11.     SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company has two reportable segments: Media Services and Data Center Services. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization.

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

Operations of:	Products and services provided:
Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate the Company's integrated digital cinema solutions.
Christie/AIX	Financing vehicle and administrator for Christie/AIX's Digital Cinema Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios and other content providers.

The Data Center Services segment consists of the following:

Operations of:	Products and services provided:
AccessIT Data Centers	Provides services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, web hosting and the installation of equipment.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

Information related to the segments of the Company and its subsidiaries is detailed below:

	Three Months Ended June 30,
	2005		2006
Revenues:
Media Services	$2,360	60%	$4,070	73%
Data Center Services	1,611	40%	1,506	27%

Total Consolidated	$3,971		$5,576

	Three Months Ended June 30,
	2005	2006
Media Services:
(Loss) income before interest, taxes, depreciation and amortization	$(96)	$909
Depreciation and amortization	782	1,732

Loss from operations	$(878)	$(823)

Data Center Services:
Income (loss) before interest, taxes, depreciation and amortization	$441	$(81)
Depreciation and amortization	454	280

Loss from operations	$(13)	$(361)

Corporate:
Loss before interest, taxes, depreciation and amortization	$(1,019)	$(1,202)
Depreciation and amortization	28	31

Loss from operations	$(1,047)	$(1,233)

Total Consolidated:
Loss before interest, taxes, depreciation and amortization	$(674)	$(374)
Depreciation and amortization	1,264	2,043

Loss from operations	$(1,938)	$(2,417)

	As of June 30,
	2005	2006
Total Assets:
Media Services	$28,560	$111,056
Data Center Services	4,056	7,047
Corporate	1,846	8,155

Total Consolidated	$34,462	$126,258

12.     RELATED PARTY TRANSACTIONS

A non-employee officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for Christie/AIX's Digital Cinema Roll-Out. Purchases of such Systems from Christie totaled $26,063 for the three months ended June 30, 2006. This individual is not compensated by Christie/AIX.

13.     SUBSEQUENT EVENTS

In July 2006, the Company acquired all of the issued and outstanding stock of UniqueScreen Media, Inc., a Delaware corporation (“USM”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204. The Company also agreed to pay to the USM Stockholders certain amounts, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. In addition, the Company entered into a Registration Rights Agreement with the USM Stockholders, pursuant to which the Company has granted the USM Stockholders certain rights to register the resale of all of the Class A Common Stock issued in connection with the transaction. The Company also assumed $5,796 of USM’s debt, of which, $5,473 relates to USM’s revolving credit facility which contains a cash sweep repayment feature relating to cash on hand. The Company expects to convert select USM screens to a digital cinema format as part of Christie/AIX's Digital Cinema Roll-Out.

In August 2006, Christie/AIX, an indirectly wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may draw up to $217,000 in the form of a senior secured multi draw term loan (the “Credit Facility”), in one or more borrowings. Each of the borrowings by Christie/AIX will bear interest, at the option of Christie/AIX and subject to certain conditions, based on the bank prime loan rate or the London Interbank Offered Rate (LIBOR), plus between 2.75% and 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Christie/AIX and the total debt of Christie/AIX. Generally, the higher the ratio of contributed equity to debt, the lower the applicable margin. Under the terms of the Credit Agreement, Christie/AIX is obligated to make interest-only payments until July 31, 2008. Beginning August 1, 2008, in addition to the interest payments, Christie/AIX will be required to repay 78% of the principal amount of the borrowings amortized over a five-year period with a balloon payment of the balance of the principal amount on the maturity date. Christie/AIX must pay the principal amount of all borrowings, together with all unpaid interest on such borrowings and any fees incurred by Christie/AIX pursuant to the Credit Agreement, by August 1, 2013. In addition, Christie/AIX may prepay loans under the Credit Agreement in whole or in part, after the first anniversary of the closing date of the Credit Agreement, subject to certain breakage costs. If prepayment is made before the fourth anniversary of the closing date, then Christie/AIX will also incur certain additional prepayment penalties. The Credit Agreement also provides that the Credit Facility will be guaranteed by each of Christie/AIX’s existing and future direct and indirect subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Christie/AIX, the Guarantors and each of their respective subsidiaries, all real estate owned or leased by Christie/AIX and/or its subsidiaries, and all capital stock or other equity interests in Christie/AIX and its subsidiaries, subject to specified exceptions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates, “and similar words. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

o	successful execution of our business strategy, particularly for new endeavors;

o	the performance of our targeted markets;

o	competitive product and pricing pressures;

o	changes in business relationships with our major customers;

o	successful integration of acquired businesses;

o	economic and market conditions; and

o	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and

Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

In this report, “AccessIT,” “we,” “us,” “our” and the “Company” refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000. We are a leading provider fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. To date, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. These existing businesses have positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus.

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

We have two reportable segments: Media Services, which represents the operations of AccessIT SW, DMS, the Pavilion Theatre and Christie/AIX, and Data Center Services, which consists of the operations of our three IDCs and the operations of Managed Services. Revenues for our reportable segments were ($ in thousands):

	Three Months Ended June 30,
	2005		2006
Revenues:
Media Services	$2,360	60%	$4,070	73%
Data Center Services	1,611	40%	1,506	27%

Total Consolidated	$3,971		$5,576

We have incurred net losses of $2.5 million in each of the three months ended June 30, 2005 and 2006 and we have an accumulated deficit of $40.8 million as of June 30, 2006. We anticipate that, with our recent acquisitions and the operations of DMS and Christie/AIX, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended June 30, 2005 and 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited consolidated statements of operations.

($ in thousands)	Summary Operating Results For the Three Months Ended June 30,
			Increase/(Decrease)
	2005	2006	$	%
Revenues	$3,971	$5,576	$1,605	41%

Costs and Expenses:
Direct operating	2,738	3,422	684	25%
Selling, general and administrative	1,751	2,486	735	42%
Provision for doubtful accounts	23	19	(4)	(18)%
Research and development	133	23	(110)	(83)%
Depreciation and amortization	1,264	2,043	779	62%
Interest expense	433	303	(130)	(30)%
Non-cash interest expense	184	23	(161)	(88)%

Total costs and expenses	6,526	8,319	1,793	27%

Other income:
Interest income	3	309	306	NM *
Other (expense) income, net	(16)	(168)	(152)	950%
Income tax benefit	78	78	–	–

Total other income	65	219	154	237%

Net loss	$(2,490)	$(2,524)	$(34)	2%

*NM   Not meaningful

Revenues

Revenues were $4.0 million and $5.6 million for the three months ended June 30, 2005 and 2006, respectively, an increase of $1.6 million or 41%. The increase was entirely in the Media Services segment, driven largely by VPF revenues and license fees earned for its Theatre Command Center software.

Direct Operating Costs

Total direct operating costs were $2.7 million and $3.4 million for the three months ended June 30, 2005 and 2006, respectively, an increase of $0.7 million or 25%. The increase was predominantly in the Media Services segment, most of which was attributable to payroll and other operating costs. In our Data Center Services segment, the increase was due to higher data circuit expenses combined with additional personnel and other operating costs required to support the additional customers.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $1.8 million and $2.5 million for the three months ended June 30, 2005 and 2006, respectively, an increase of $0.7 million or 42%. The increase was primarily due to increased company-wide staffing costs, mainly within the Media Services segment. As of June 30, 2005 and 2006 we had 110 and 145 employees, respectively, of which 48 and 43, were part-time employees, respectively.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $1.3 million and $2.1 million for the three months ended June 30, 2005 and 2006, respectively, an increase of $0.8 million or 62%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX's Digital Cinema Roll-Out.

Interest Income

Total interest income was $3 thousand and $309 thousand for the three months ended June 30, 2005 and 2006, respectively, an increase of $306 thousand. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand of $29.2 million at June 30, 2006 compared to $1.7 million at June 30, 2005.

Other (Expense) Income, Net

Total other expense, net was $16 thousand and $168 thousand for the three months ended June 30, 2005 and 2006, respectively, an increase of $152 thousand. The increase was directly attributable to various state and franchise tax payments required due to additional entities and the increased asset values in various states.

Liquidity and Capital Resources

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our initial public offering and subsequent private and public offerings, notes payable and Common Stock used to fund various acquisitions. In August 2006, Christie/AIX, an indirectly wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may draw up to $217.0 million in the form of a senior secured multi draw term loan (the “Credit Facility”), in one or more borrowings.  Proceeds from the Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with Christie/AIX's Digital Cinema Roll-Out and to pay transaction fees and expenses related to the Credit Facility, and for certain other specified purposes. The remaining cost would be funded from other sources of capital.

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf”), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75.0 million of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. We intend to use the proceeds from sales of securities under this shelf registration for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX's Digital Cinema Roll-Out, and for general working capital and corporate purposes, including, from time to time, extinguishment of corporate debt and acquisitions in line with our corporate business plan.

In January 2006, in connection with the Shelf, the Company entered into: (1) a placement agency agreement to issue and sell up to 1,145,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share (together the “January 2006 Offering”) for gross aggregate proceeds of $16.1 million. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The Company intends to use the estimated net proceeds of approximately $14.5 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX's Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Offering”) for gross proceeds of $51.3 million, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Second Offering”) to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7.7 million and was completed on March 24, 2006. The Company intends to use the estimated net proceeds from the March 2006 Offering and the March 2006 Second Offering of approximately $54.6 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX's Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder has been withdrawn.

As of June 30, 2006, Christie/AIX has paid $47.1 million for Systems ordered in connection with Christie/AIX's Digital Cinema Roll-Out.

As of June 30, 2006, we had cash, cash equivalents and investments of $29.2 million and our working capital was $12.9 million.

Operating activities used net cash of $2.0 million and $4.7 million for the three months ended June 30, 2005 and 2006, respectively. The increase in cash used by operating activities was primarily due to an increase of accounts receivable, prepaids and other current assets and the reduction in accounts payable and accrued expenses offset by adjustments not requiring cash, specifically depreciation and amortization.

Investing activities used net cash of $0.5 million and $26.1 million for the three months ended June 30, 2005 and 2006, respectively. The increase was due to the purchase of and deposits on additional computer related equipment and other assets, primarily in connection with Christie/AIX's Digital Cinema Roll-Out along with the purchase of PLX (see Note 3). We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of Christie/AIX's Digital Cinema Roll-Out.

Financing activities used net cash of $0.7 million for each of the three months ended June 30, 2005 and 2006, due to reduced principal payments on capital leases and increased net proceeds from the issuance of Common A Common Stock for warrants exercises offset by costs associated with the March 2006 Offering and the March 2006 Second Offering.

We have acquired property and equipment under non-cancelable long-term capital lease obligations that expire at various dates through July 2022. As of June 30, 2006, we had outstanding capital lease obligations of $6.1 million.

Our capital lease obligations are at the following locations and in the following principal amounts ($ in thousands):

Location	Purpose of capital lease	Outstanding Capital Lease Obligation

The Pavilion Theatre	For building, land and improvements	$6,026
Corporate Office	For telephone equipment	21
Managed Services	For computer equipment used in IDC's	5

		$6,052

As of June 30, 2006, minimum future capital lease payments (including interest) totaled $18.4 million, are due as follows ($ in thousands):

For the twelve months ending June 30,

2007	$1,134
2008	1,128
2009	1,128
2010	1,128
2011	1,128
Thereafter	12,730

$18,376

As of June 30, 2006, obligations under non-cancelable operating leases totaled $14.7 million, are due as follows ($ in thousands):

For the twelve months ending June 30,

2007	$2,748
2008	2,807
2009	2,835
2010	2,180
2011	1,096
Thereafter	3,013

$14,679

As of June 30, 2006, purchase obligations for Systems ordered in connection with Christie/AIX's Digital Cinema Roll-Out, and not included in our consolidated financial statements totaled $27.8 million.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under our senior credit facility (see Note 7), software development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, in January 2006 and March 2006, combined with our cash on hand, cash receipts from existing operations and funds available under our senior credit facility (see Note 7), will be sufficient to permit us meet our obligations through June 30, 2007.

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

Subsequent Events

In July 2006, the Company acquired all of the issued and outstanding stock of UniqueScreen Media, Inc., a Delaware corporation (“USM”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1.0 million in cash and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of approximately $5.2 million. The Company also agreed to pay to the USM Stockholders certain amounts, up to a maximum of $1.0 million in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. In addition, the Company entered into a Registration Rights Agreement with the USM Stockholders, pursuant to which the Company has granted the USM Stockholders certain rights to register the resale of all of the Class A Common Stock issued in connection with the transaction. The Company also assumed approximately $5.8 million of USM’s debt, of which, approximately $5.5 million relates to USM’s revolving credit facility which contains a cash sweep repayment feature relating to cash on hand. The Company expects to convert select USM screens to a digital cinema format as part of Christie/AIX's Digital Cinema Roll-Out.

In August 2006, Christie/AIX, an indirectly wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may, subject to meeting certain loan requirements, draw up to $217.0 million in the form of a senior secured multi draw term loan (the “Credit Facility”), in one or more borrowings. Each of the borrowings by Christie/AIX will bear interest, at the option of Christie/AIX and subject to certain conditions, based on the bank prime loan rate or the London Interbank Offered Rate (LIBOR), plus between 2.75% and 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Christie/AIX and the total debt of Christie/AIX. Generally, the higher the ratio of contributed equity to debt, the lower the applicable margin. Under the terms of the Credit Agreement, Christie/AIX is obligated to make interest-only payments until July 31, 2008. Beginning August 1, 2008, in addition to the interest payments, Christie/AIX will be required to repay 78% of the principal amount of the borrowings amortized over a five-year period with a balloon payment of the balance of the principal amount on the maturity date. Christie/AIX must pay the principal amount of all borrowings, together with all unpaid interest on such borrowings and any fees incurred by Christie/AIX pursuant to the Credit Agreement, by August 1, 2013. In addition, Christie/AIX may prepay loans under the Credit Agreement in whole or in part, after the first anniversary of the closing date of the Credit Agreement, subject to certain breakage costs. If prepayment is made before the fourth anniversary of the closing date, then Christie/AIX will also incur certain additional prepayment penalties. The Credit Agreement also provides that the Credit Facility will be guaranteed by each of Christie/AIX’s existing and future direct and indirect subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Christie/AIX, the Guarantors and each of their respective subsidiaries, all real estate owned or leased by Christie/AIX and/or its subsidiaries, and all capital stock or other equity interests in Christie/AIX and its subsidiaries, subject to specified exceptions.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements.

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities.

On April 18, 2006, the Company issued 23,445 shares of unregistered Class A Common Stock to R & S International, Inc., in connection with the purchase of the domain name, website, customer list and the IP address space for Ezzi.net and certain data center related computer equipment of R & S International, Inc. There was no underwriter associated with the privately negotiated transaction. These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

The exhibits are listed in the Exhibit Index beginning on page 28 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC. (Registrant)

Date: August 14, 2006	By: /s/ A. Dale Mayo A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2006	By: /s/ Brian D. Pflug Brian D. Pflug Senior Vice President - Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002