Form 10QSB
period 2006-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2006-11-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒(QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from --- to ---

Commission File Number: 000-51910

_______________________

Access Integrated Technologies, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

_______________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown New Jersey 07960

(Address of Principal Executive Offices)

(973-290-0080)

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of November 6, 2006, 23,163,006 shares of Class A Common Stock, $0.001 par value, and 825,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONTENTS TO FORM 10-QSB

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2006	September 30, 2006
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$36,641	$21,602
Investment securities, available-for-sale	24,000	–
Accounts receivable, net	1,593	12,492
Unbilled revenue	1,492	1,659
Prepaid and other current assets	700	1,842
Note receivable, current portion	43	45

Total current assets	64,469	37,640

Deposits on property and equipment	8,673	8,153
Property and equipment, net	35,878	101,476
Intangible assets, net	2,056	14,125
Capitalized software costs, net	1,680	2,955
Goodwill	9,310	15,415
Accounts receivable, net of current portion	–	188
Deferred costs	148	2,455
Note receivable, net of current portion	1,122	1,290
Unbilled revenue, net of current portion	42	557
Security deposits	389	431
Restricted cash	180	180

Total assets	$123,947	$184,865

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(continued)

	March 31, 2006	September 30, 2006
		(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,282	$6,011
Current portion of notes payable	1,203	5,554
Current portion of customer security deposits	176	156
Current portion of capital leases	89	77
Current portion of deferred revenue	768	8,475
Current portion of deferred rent expense	100	114

Total current liabilities	15,618	20,387

Notes payable, net of current portion	1,948	54,045
Customer security deposits, net of current portion	40	43
Deferred revenue, net of current portion	66	207
Capital leases, net of current portion	5,978	5,942
Deferred rent expense, net of current portion	918	858
Deferred tax liability	898	742

Total liabilities	25,466	82,224

Commitments and contingencies (see Note 9)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 22,059,567 and 23,167,696 shares issued and 22,008,127 and 23,116,256 shares outstanding at March 31, 2006 and September 30, 2006, respectively	22	23
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 925,811 and 825,811 shares issued and outstanding, at March 31, 2006 and September 30, 2006, respectively	1	1
Additional paid-in capital	136,929	149,630
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(38,299)	(46,841)

Total stockholders' equity	98,481	102,641

Total liabilities and stockholders' equity	$123,947	$184,865

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2006	2005	2006

Revenues	$3,902	$9,965	$7,873	$15,541

Costs and Expenses:
Direct operating	2,892	5,194	5,629	8,616
Selling, general and administrative	2,041	3,970	3,792	6,456
Provision for doubtful accounts	12	110	35	129
Research and development	154	156	287	179
Non-cash stock-based compensation	—	2,779	—	2,779
Depreciation and amortization	1,189	3,102	2,453	5,145

Total operating expenses	6,288	15,311	12,196	23,304

Loss from operations	(2,386)	(5,346)	(4,323)	(7,763)

Interest income	81	135	83	444
Interest expense	(1,091)	(801)	(1,524)	(1,104)
Non-cash interest expense	(1,109)	(23)	(1,293)	(46)
Debt conversion expense	(6,083)	—	(6,083)	—
Other (expense) income, net	1,250	(61)	1,234	(229)

Loss before income tax benefit	(9,338)	(6,096)	(11,906)	(8,698)

Income tax benefit	78	78	156	156

Net loss	$(9,260)	$(6,018)	$(11,750)	$(8,542)

Net loss per common share:
Basic and diluted	$(0.71)	$(0.26)	$(1.00)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	13,047,151	23,613,396	11,730,966	23,288,537

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended September 30,
	2005	2006

Cash flows from operating activities
Net loss	$(11,750)	$(8,542)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	2,453	5,145
Amortization of software development costs	296	325
Amortization of deferred tax liability	(156)	(156)
Amortization of debt issuance costs	–	49
Provision for doubtful accounts	35	129
Non-cash stock-based compensation	–	2,779
Non-cash interest expense	1,293	46
Fair value change of common stock warrants	(1,250)	–
Debt conversion expense	6,083	–
Changes in operating assets and liabilities:
Accounts receivable	(122)	(3,759)
Prepaids and other current assets	95	(145)
Note receivable for digital projectors, net	–	(70)
Unbilled revenue	(553)	(682)
Other assets	453	11
Accounts payable and accrued expenses	1,357	(8,492)
Other liabilities	(63)	149

Net cash used in operating activities	(1,829)	(13,213)

Cash flows from investing activities
Purchases of property and equipment	(6,796)	(55,145)
Deposits on property and equipment	–	520
Purchases of intangible assets	(91)	(1)
Additions to capitalized software costs	(102)	(463)
Acquisition of PLX Systems Incorporated	–	(1,582)
Acquisition of UniqueScreen Media, Inc.	–	(1,135)
Maturities and sales of available-for-sale investment securities	–	24,000

Net cash used in investing activities	(6,989)	(33,806)

Cash flows from financing activities
Repayment of notes payable	(1,370)	(1,116)
Proceeds from credit facilities	–	35,544
Payments of debt issuance costs associated with credit facilities	–	(2,338)
Principal payments on capital leases	(271)	(34)
Costs associated with prior year issuance of Class A common stock	–	(190)
Net proceeds from issuance of Class A common stock	19,816	114

Net cash provided by financing activities	18,175	31,980

Net increase (decrease) in cash and cash equivalents	9,357	(15,039)

Cash and cash equivalents at beginning of period	4,779	36,641

Cash and cash equivalents at end of period	$14,136	$21,602

See accompanying notes to Unaudited Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

BASIS OF PRESENTATION AND CONSOLIDATION

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. (“Christie/AIX”), PLX Acquisition Corp. and UniqueScreen Media, Inc. (“USM”). AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

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

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”

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

Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).
Cinema advertising service revenue.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)

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

Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related advertising is displayed in-theatre, pursuant to the specific terms of each advertising contract.  The Company has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the advertising is displayed in-theatre.

The right to sell and display such advertising, or other in-theatre programs, products and services, is based upon advertising contracts with exhibitors which stipulate payment terms to such exhibitors for this right.  Payment terms generally consist of either fixed annual payments or annual minimum guarantee payments, plus a revenue share of the excess of a percentage of advertising revenue over the minimum guarantee, if any.   The Company recognizes the cost of fixed and minimum guarantee payments on a straight-line basis over each advertising contract year, and the revenue share cost, if any, as such obligations arise in accordance with the terms of the advertising contract.

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

DIRECT OPERATING COSTS

Direct operating costs consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, film rent expense, amortization of capitalized software development costs and other deferred expenses, such as advertising production, post production and technical support related to developing and displaying advertising. These other deferred expenses are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded during the six months ended September 30, 2005 and 2006, respectively. Amortization of capitalized software development costs, included in costs of revenues, for the six months ended September 30, 2005 and 2006 amounted to $296 and $325, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. Unbilled receivables under such customized software development contracts at September 30, 2005 and 2006 aggregated $1,107 and $1,523, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of September 30, 2006, the Company’s finite-lived intangible assets consisted of covenants not to compete, Federal Communications Commission licenses (for satellite transmission services), trade names and trademarks, and a liquor license (for the Pavilion Theatre), which are estimated to have useful lives ranging from two to ten years. During the three months ended September 30, 2006, the amount of goodwill related to the Pavilion Theatre was reduced by $107 for the remaining unpaid amount related to the holdback of funds at the time of purchase.

Information related to the segments of the Company and its subsidiaries regarding goodwill and other intangible assets is detailed below:

	As of September 30,
	2005	2006
Intangibles, net:
Media Services	$2,084	$13,904
Data Center Services	433	211
Corporate	27	10

Total Consolidated	$2,544	$14,125

Goodwill, net:
Media Services	$9,123	$15,228
Data Center Services	187	187
Corporate	–	–

Total Consolidated	$9,310	$15,415

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 8). These amounts are classified as long-term due to the nature of the assets underlying these deposits, although such deposits will be fully utilized against invoices from Christie within six months from such payment date.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

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

The Company has incurred net losses for each of the three and six months ended September 30, 2005 and 2006 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 7. Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Pro forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) using the “modified prospective” method in which non-cash stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Company’s Board of Directors (the “Board”) approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. Non-cash stock-based compensation expense of $2,779 was recorded for the 431,747 stock options awarded in excess of the Company’s stock incentive plan, as such stock options were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006. The Company has estimated that the non-cash stock-based compensation expense, using a Black-Scholes option valuation model, related to such shares will be approximately $2,856 in fiscal 2007.

Previously, the Company accounted for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. As such, stock-based compensation expense was recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosures”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires the Company to provide pro forma net loss and loss per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net loss if the Company had applied the fair-value recognition provisions to stock-based compensation:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net loss as reported	$(9,260)	$(11,750)
Add: Stock-based compensation expense included in net loss	—	—
Less: Stock-based compensation expense determined under fair-value based method	(339)	(561)

Pro forma net loss	$(9,599)	$(12,311)

Basic and diluted net loss per share:
As reported	$(0.71)	$(1.00)
Pro forma	$(0.74)	$(1.05)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions for the six months ended September 30, 2005:

Weighted-average risk-free interest rate	4.3%
Dividend yield	–
Expected life (years)	10
Weighted-average expected volatility	109%

3.	ACQUISITIONS

In June 2006, the Company through its indirect wholly-owned subsidiary, PLX Acquisition Corp., purchased substantially all of the assets of PLX Systems Inc. (“PLX”). PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films, to movie-goers in addition to supporting IP license contract management, royalty processing, revenue reporting and billing.

The total purchase price of approximately $1.6 million, including estimated transaction costs, allocated to the net assets acquired based upon the preliminary results of an appraisal of fair value, was as follows:

Accounts receivable	$153
Prepaid and other current assets	27
Property and equipment	45
Intangible assets	210
Capitalized software costs	1,137
Goodwill	150

Total assets acquired	1,722

Deferred revenues	140

Total liabilities assumed	140

Net assets acquired	$1,582

In July 2006, the Company acquired all of the issued and outstanding stock of USM (the “USM Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204 (see Note 6). The Company also agreed to pay to the USM Stockholders certain amounts, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. The Company also assumed $5,914 of USM’s debt, of which, $5,598 relates to USM’s revolving credit facility (see Note 6). USM is one of the leading movie-theatre advertising companies in North America, providing pre-show ads and entertainment to over 3,000 movie screens in over 300 theatres in 42 states.

The total purchase price of approximately $16.3 million, including estimated transaction costs, allocated to the net assets acquired based upon the preliminary results of an appraisal of fair value, was as follows:

Accounts receivable	$7,304
Prepaid and other assets	972
Property and equipment	4,320
Intangible assets	12,230
Goodwill	6,062
Deferred Costs	71
Note receivable	100

Total assets acquired	31,059

Accounts payable and accrued expenses	1,300
Deferred revenues	7,498
Notes payable	5,914
Capital leases	7

Total liabilities assumed	14,719

Net assets acquired	$16,340

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) at initial recognition and in all subsequent periods. Therefore, SFAS 157 nullifies the guidance in footnote 3 of the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 also amends

SFAS 133 to remove the similar guidance to that in EITF 02-3, which was added by SFAS 155. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Any transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for the fiscal year in which SFAS 157 is initially applied. The Company is currently reviewing the impact, if any, that SFAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the reporting entity's statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires the reporting entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A reporting entity with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe it will be affected by the adoption of SFAS 158.

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2006		As of September 30, 2006
Notes Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion

Exhibitor Note	$43	$ 188	$45	$ 165
Exhibitor Install Notes	-	934	-	1,025
TIS Note	-	-	-	100
	$43	$1,122	$45	$1,290

In March 2006, in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 8), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of September 30, 2006, the outstanding balance of the Exhibitor Note was $210.

In connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively. As of September 30, 2006, a certain motion picture exhibitor paid a portion of their installation costs directly to Christie. As a result, the Company did not receive any payments related to such Exhibitor Install Note and has reduced the receivable to reflect the amount the Company will be paying to Christie.

Prior to the USM Acquisition (see Note 3), Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS.

6.	LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consisted of the following outstanding principal balances:

	As of March 31, 2006		As of September 30, 2006
Long-Term Debt and Credit Facilities (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion

HS Notes	$ 753	$1,187	$ 620	$ 1,028
Boeing Note	450	761	450	356
First USM Note	-	-	376	829
Second USM Note	-	-	4,000	-
SilverScreen Note	-	-	108	190
Excel Credit Facility	-	-	-	5,244
GE Credit Facility	-	-	-	46,398
	$1,203	$1,948	$5,554	$54,045

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the six months ended September 30, 2006, the Company repaid principal of $292 on the HS Notes. As of September 30, 2006, the outstanding principal balance of the HS Notes was $1,648.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company (the “Boeing Digital Asset Acquisition”), the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the six months ended September 30, 2006, principal repayments of $450 were made and non-cash interest expense resulting from the Boeing Note was $46. As of September 30, 2006, the outstanding balance of the Boeing Note, net of imputed interest, was $806.

In August 2005, the Company reached an agreement (the “Conversion Agreement”) with the investors holding the Convertible Debentures and Convertible Debenture Warrants for the investors to: (1) convert all of their Convertible Debentures into 1,867,322 shares of Class A Common Stock; and (2) exercise all their Convertible Debenture Warrants for $2,487 into 560,196 shares of Class A Common Stock, and for the Company to: (1) issue to the investors 760,196 warrants to purchase Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”); and (2) issue to the investors 71,359 shares of Class A Common Stock (the “New Shares”). Because the issuance of the New Warrants and New Shares, when combined with the shares of Class A Common Stock underlying the Convertible Debentures and the Convertible Debentures Warrants, exceeded 20% of the Company’s then-outstanding shares of Class A Common Stock, under the rules of the American Stock Exchange, where the Class A Common Stock was traded at the time, stockholder approval was required to be obtained. The Company obtained such stockholder approval by written consent of a majority of the holders of Common Stock and a Schedule 14(C) Information Statement was required, and was filed with the SEC on October 6, 2005. The Company was required to register the resale of the New Shares and the Class A Common Stock underlying the New Warrants on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt”, which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005, the date the Conversion Agreement was finalized. The value of the New Warrants plus $200 for professional fees and the value of the New Shares were charged to debt conversion expense. Additionally, the Company issued 8,780 shares to the placement agent (the “Placement Agent Shares”) involved in the Conversion Agreement, which were valued at $112, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005. The value of the Placement Agent Shares was charged to debt conversion expense. The remaining accretion on the value of the Convertible Debentures Warrants of $999 was charged to non-cash interest expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. As a result of the Conversion Agreement, there were no Convertible Debentures outstanding as of September 30, 2006.

In July 2006, in connection with the USM Acquisition (see Note 3), the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note is payable on November 30, 2006, or earlier if certain conditions are met, plus accrued interest. Both the First USM Note and the Second USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the three months ended September 30, 2006, the Company did not repay any principal on either the First USM Note or the Second USM Note. As of September 30, 2006, the outstanding principal balance of the First USM Note and the Second USM Note was $1,204 and $4,000, respectively.

Prior to the USM Acquisition (see Note 3), USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% notes payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. During the three months ended September 30, 2006, the Company repaid principal of $17 on the SilverScreen Note. As of September 30, 2006, the outstanding principal balance of the SilverScreen Note was $298.

CREDIT FACILITIES

In July 2006, also in connection with the USM Acquisition (see Note 3), the Company assumed $5,473 of debt relating to USM’s $7.5 million revolving credit facility with Excel Bank (the “Excel Credit Facility”). The Excel Credit Facility bears interest at a rate between 2.75% to 3.5% over the current one-month London Interbank Offered Rate (LIBOR), depending on USM’s leverage ratio. A quarterly unused line fee is due equal to 0.25% of the excess of $7.5 million over the average outstanding balance of the Excel Credit Facility during the quarter. Under the Excel Credit Facility, USM must pay interest only through December 31, 2008. The balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by USM pursuant to the Excel Credit Facility are due on the maturity date of December 31, 2008. Pursuant to the Excel Credit Facility, USM’s bank deposits in excess of a minimum balance are swept from time to time by Excel Bank toward the repayment of the Excel Credit Facility. During the three months ended September 30, 2006, the Company repaid principal of $354 on the Excel Credit Facility. As of September 30, 2006, the outstanding principal balance of the Excel Credit Facility was $5,244.

In August 2006, Christie/AIX entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to Christie/AIX a $217 million Senior Secured Multi Draw Term Loan (the “GE Credit Facility”).  Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital. Each of the borrowings by Christie/AIX bears interest, at the option of Christie/AIX and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Christie/AIX and the total debt of Christie/AIX. Under the GE Credit Facility, Christie/AIX must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Christie/AIX must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Christie/AIX pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Christie/AIX may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Christie/AIX’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") and secured by a first priority perfected security interest on all of the collective assets of Christie/AIX and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Christie/AIX and its subsidiaries, subject to specified exceptions. As of September 30, 2006, $35,544 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.97% and $10,854 related to amounts that have been invoiced by Christie and will be paid with borrowings from the GE Credit Facility in a subsequent period.

In August 2006, the GE Credit Facility was amended to allow borrowings by Christie/AIX to be in aggregate amounts not in exact multiples of $1.0 million.

7.	STOCKHOLDERS’ EQUITY

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

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75,000 has been utilized. The de minimus remainder has been deregistered.

In April 2006, the Company issued 23,445 shares of unregistered Class A Common Stock to R & S International, Inc., in connection with the purchase of the domain name, website, customer list and the IP address space for Ezzi.net and certain data center related computer equipment of R & S International, Inc. The Company agreed to register the resale of these shares with the SEC. The Company filed a Form S-3/A on September 15, 2006, which was declared effective by the SEC on September 19, 2006.

In July 2006, in connection with the USM Acquisition (see Note 3), the Company issued 974,184 shares of unregistered Class A Common Stock (the “USM Shares”) as part of the purchase price. Under the stock purchase agreement entered into by the Company in connection with the USM Acquisition, the Company was required to register the resale of the USM Shares with the SEC. The Company filed a Form S-3 on August 30, 2006, which was declared effective by the SEC on September 19, 2006.

STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) provided for the issuance of up to 1,100,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the Plan to 2,200,000 options at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

During the six months ended September 30, 2006, under the Plan, the Company granted 60,000 stock options to its employees all at an exercise price range from $8.86 to $13.52 per share, all of which were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

The following table summarizes the activity of the Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,100,000		$6.61
Granted	431,747	(1)	$10.96
Exercised	(500)		$4.81
Cancelled	–		–

Balance at September 30, 2006	1,531,247		$7.84

(1)	The issuance of the 431,747 stock options was subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

As of September 30, 2006, AccessDM’s separate stock option plan (the “AccessDM Plan”) currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees. During the six months ended September 30, 2006, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,055,000		$0.95	(1)
Granted	–		–
Exercised	–		–
Cancelled	–		–

Balance at September 30, 2006	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of September 30, 2006, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	As of March 31, 2006	As of September 30, 2006

Underwriter Warrants	3,775	3,775
July 2005 Private Placement Warrants	477,275	467,275
New Warrants (see Note 6)	760,196	760,196

	1,241,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in fiscal 2004 the exercise price was adjusted to $6.03 per share. As of September 30, 2006, 3,775 Underwriter Warrants remained outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the six months ended September 30, 2006, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of September 30, 2006, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with the Conversion Agreement (see Note 6), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of September 30, 2006, 760,196 New Warrants remained outstanding.

8.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, Christie/AIX, in June 2005, Christie/AIX may order up to 4,000 Systems (the “Digital Cinema Roll-Out”).

As of September 30, 2006, in connection with Christie/AIX’s Digital Cinema Roll-Out, Christie/AIX has entered into digital cinema deployment agreements with six motion picture studios and a digital cinema agreement with one alternative content provider, for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with the Systems, and providing for payment of VPFs to Christie/AIX. As of September 30, 2006, Christie/AIX has entered into master license agreements with eight motion picture exhibitors for the placement of the Systems in movie theatres covering a total of 3,040 screens (includes screens at AccessIT’s Pavilion Theatre) and has installed 1,042 Systems.

As of September 30, 2006, Christie/AIX has ordered 2,000 of the Systems from Christie and has paid $85,184 towards Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out. The Company has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. Christie has agreed to sell to Christie/AIX Systems which, or upgrade Systems already sold to Christie/AIX to, comply with the Digital Cinema System Specification v1.0 dated July 20, 2005 issued by Digital Cinema Initiatives, LLC.The motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter (see Note 5). Under a master license agreement with a certain motion picture exhibitor, Christie/AIX has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next two years, and these installation costs will be included in the cost of property and equipment. As of September 30, 2006, Christie/AIX has paid $2,053 in such installation costs.

As of September 30, 2006, purchase obligations for the 2,000 Systems ordered, but not delivered, in connection with Christie/AIX’s Digital Cinema Roll-Out, which have not been included in the Company’s consolidated financial statements totaled $57,167.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Interest paid	$357	$478	$813	$784
Issuance of warrants to purchase Class A
Common Stock	$3,490	$—	$3,490	$—
Reduction of goodwill related to the Pavilion Theatre	$—	$107	$—	$107
Equipment in long-term notes payable purchased from Christie	$—	$10,854	$—	$10,854
Issuance of Class A Common Stock for the USM Acquisition	$—	$9,999	$—	$9,999
Issuance of notes for the USM Acquisition	$—	$5,204	$—	$5,204

10.	SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has two reportable segments: Media Services and Data Center Services. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization.

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

Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.

Operations of:	Products and services provided:
Christie/AIX	Financing vehicle and administrator for Christie/AIX’s Digital Cinema Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios and other content providers.
USM	Provides cinema on-screen advertising services and entertainment.

The Data Center Services segment consists of the following:

Operations of:	Products and services provided:
AccessIT Data Centers	Provides services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, web hosting and the installation of equipment.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

Information related to the segments of the Company and its subsidiaries is detailed below:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2005		2006		2005		2006
Revenues:
Media Services	$2,266	58%	$8,543	86%	$4,626	59%	$12,613	82%
Data Center Services	1,636	42%	1,422	14%	3,247	41%	2,928	18%
Total Consolidated	$3,902		$9,965		$7,873		$15,541

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Media Services:
(Loss) income before interest, taxes, depreciation and amortization	$(347)	$2,253	$(443)	$3,162
Depreciation and amortization	703	2,820	1,484	4,552

Loss from operations	$(1,050)	$(567)	$(1,927)	$(1,390)

Data Center Services:
Income (loss) before interest, taxes, depreciation and amortization	$350	$(285)	$792	$(366)
Depreciation and amortization	473	262	928	542

Loss from operations	$(123)	$(547)	$(136)	$(908)

Corporate:
Loss before interest, taxes, depreciation and amortization	$(1,200)	$(4,212)	$(2,219)	$(5,414)
Depreciation and amortization	13	20	41	51

Loss from operations	$(1,213)	(4,232)	$(2,260)	$(5,465)

Total Consolidated:
Loss before interest, taxes, depreciation and amortization	$(1,197)	$(2,244)	$(1,870)	$(2,618)
Depreciation and amortization	1,189	3,102	2,453	5,145

Loss from operations	$(2,386)	$(5,346)	$(4,323)	$(7,763)

	As of September 30,
	2005	2006
Total Assets:
Media Services	$33,499	$174,360
Data Center Services	3,509	5,318
Corporate	13,227	5,187

Total Consolidated	$50,235	$184,865

11.	RELATED PARTY TRANSACTIONS

A non-employee officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for Christie/AIX’s Digital Cinema Roll-Out. Purchases of such Systems from Christie totaled $64,127 for the six months ended September 30, 2006. This individual is not compensated by Christie/AIX.

12.	SUBSEQUENT EVENTS

On October 5, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”). The term of the Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the Senior Notes may be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock. In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the Senior Note based on a formula (“Additional Interest”). Pursuant to the Senior Notes, the Company issued 46,750 shares of Class A Common Stock as Additional Interest in payment of the first quarterly interest on the Senior Notes, due December 31, 2006. Subsequent Additional Interest payments will be made quarterly in arrears at the end of each quarterly period beginning March 31, 2007. The Company may prepay the Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $21.1 million from the October 2006 Private Placement will be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Senior Notes at any time and from time to time.

On November 2, 2006, the Company entered into a second letter amendment to the Amended and Restated Supply Agreement dated as of September 30, 2005 with Christie, to amend the pricing of the 4,000 Systems that may be ordered under Christie/AIX’s Digital Cinema Roll-Out.

On November 3, 2006 and November 14, 2006, an additional $8,905 and $16,179 were borrowed under the GE Credit Facility (see Note 6) at interest rates of 9.87% and 9.88%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates, “and similar words. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;

•	the performance of our targeted markets;

•	competitive product and pricing pressures;

•	changes in business relationships with our major customers;

•	successful integration of acquired businesses;

•	economic and market conditions; and

•

the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business and our ability to meet our financial and other covenants pursuant to our credit agreements.

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

We have two reportable segments: Media Services, which represents the operations of AccessIT SW, DMS, the Pavilion Theatre, Christie/AIX and USM, and Data Center Services, which consists of the operations of our three IDCs and the operations of Managed Services. Revenues for our reportable segments were ($ in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2005		2006		2005		2006
Revenues:
Media Services	$2,266	58%	$8,543	86%	$4,626	59%	$12,613	82%
Data Center Services	1,636	42%	1,422	14%	3,247	41%	2,928	18%
Total Consolidated	$3,902		$9,965		$7,873		$15,541

We have incurred net losses of $11.8 million and $8.5 million in the six months ended September 30, 2005 and 2006, respectively, and we have an accumulated deficit of $46.8 million as of September 30, 2006. We anticipate that, with our recent acquisitions and the operations of DMS and Christie/AIX, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended September 30, 2005 and 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited consolidated statements of operations.

	Summary Operating Results
($ in thousands)	For the Three Months Ended September 30,
			Increase/(Decrease)
	2005	2006	$	%

Revenues	$3,902	$9,965	$6,063	155%

Costs and Expenses:
Direct operating	2,892	5,194	2,302	80%
Selling, general and administrative	2,041	3,970	1,929	95%
Provision for doubtful accounts	12	110	98	NM*
Research and development	154	156	2	2%
Non-cash stock-based compensation	-	2,779	2,779	NM*
Depreciation and amortization	1,189	3,102	1,913	161%
Interest expense	1,091	801	(290)	(27)%
Non-cash interest expense	1,109	23	(1,086)	(98)%
Debt conversion expense	6,083	-	(6,083)	(100)%
Total costs and expenses	14,571	16,135	1,564	11%

Other income:
Interest income	81	135	54	67%
Other income (expense), net	1,250	(61)	(1,311)	(105)%
Income tax benefit	78	78	-	-
Total other income	1,409	152	(1,257)	(90)%
Net loss	$(9,260)	$(6,018)	$3,242	35%

*NM   Not meaningful

Revenues

Revenues were $3.9 million and $10.0 million for the three months ended September 30, 2005 and 2006, respectively, an increase of $6.1 million or 155%. The increase was entirely in the Media Services segment, driven largely by the USM Acquisition (see Note 3), VPF revenues and license fees earned for its Theatre Command Center software.

Direct Operating Costs

Total direct operating costs were $2.9 million and $5.2 million for the three months ended September 30, 2005 and 2006, respectively, an increase of $2.3 million or 80%. The increase was predominantly in the Media Services segment, most of which was attributable to the USM Acquisition (see Note 3), payroll and other operating costs. In our Data Center Services segment, the increase was due to higher data circuit expenses combined with additional personnel costs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $2.0 million and $4.0 million for the three months ended September 30, 2005 and 2006, respectively, an increase of $2.0 million or 95%. The increase was primarily due to the USM Acquisition (see Note 3) and increased company-wide staffing costs, mainly within the Media Services segment. As of September 30, 2005 and 2006 we had 108 and 317 employees, respectively, of which 47 and 41, were part-time employees and 0 and 98 were salespersons, respectively.

Non-cash Stock-based Compensation Expense

Total non-cash stock-based compensation expense was $0 and $2.8 million for the three months ended September 30, 2005 and 2006, respectively, related to the Company’s adoption of SFAS 123(R) (see Note 2).

Depreciation and Amortization Expense

Total depreciation and amortization expense was $1.2 million and $3.1 million for the three months ended September 30, 2005 and 2006, respectively, an increase of $1.9 million or 161%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our total depreciation and amortization expense consistent with the depreciation of an increasing number of Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Interest expense

Total interest expense was $1.1 million and $0.8 million for the three months ended September 30, 2005 and 2006, respectively. The decrease was primarily due to the reduced interest expense associated with the $7.6 million of 7% Convertible Debentures and $1.7 million of 6% convertible notes issued in February 2005 (the “6% Convertible Notes”) converted to equity, offset by interest expense on our capital lease at the Pavilion Theatre and unused credit facility fees incurred on the GE Credit Facility. Additionally, the three months ended September 30, 2005 included $730 thousand of debt issuance costs which was charged to interest expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of Christie/AIX's Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $1.1 million and $23 thousand for the three months ended September 30, 2005 and 2006, respectively. Non-cash interest expense for the three months ended September 30, 2005 resulted from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bore interest at 7% per year) and the 5-Year Notes. During the three months ended September 30, 2005, $1.0 million representing the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures was expensed.

Debt conversion expense

Total debt conversion expense was $6.1 million and $0 for the three months ended September 30, 2005 and 2006. The decrease was due to the value of the New Shares and New Warrants issued as a result of the conversion of the $7.6 million Convertible Debentures in August 2005.

Interest Income

Total interest income was $81 thousand and $135 thousand for the three months ended September 30, 2005 and 2006, respectively, an increase of $54 thousand. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand of $21.6 million at September 30, 2006 compared to $14.1 million at September 30, 2005.

Other Income (Expense), Net

Total other income, net was $1.3 million for the three months ended September 30, 2005 compared to other expense, net of $61 thousand for the three months ended September 30, 2006, a decrease of $1.3 million. The decrease was directly attributable to the change in the estimated fair values of the July 2005 Private Placement Warrants and the New Warrants in the three months ended September 30, 2005. The July 2005 Private Placement Warrants and the New Warrants were reclassified to equity as of August 31, 2005 and November 16, 2005, respectively, and therefore there was no change in their estimated fair values during the three months ended September 30, 2006.

Results of Operations for the Six Months Ended September 30, 2005 and 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited consolidated statements of operations.

	Summary Operating Results
($ in thousands)	For the Six Months Ended September 30,
			Increase/(Decrease)
	2005	2006	$	%

Revenues	$7,873	$15,541	$7,668	97%

Costs and Expenses:
Direct operating	5,629	8,616	2,987	53%
Selling, general and administrative	3,792	6,456	2,664	71%
Provision for doubtful accounts	35	129	94	269%
Research and development	287	179	(108)	(38)%
Non-cash stock-based compensation	-	2,779	2,779	NM*
Depreciation and amortization	2,453	5,145	2,692	110%
Interest expense	1,524	1,104	(420)	(28)%
Non-cash interest expense	1,293	46	(1,247)	(97)%
Debt conversion expense	6,083	-	(6,083)	(100)%
Total costs and expenses	21,096	24,454	3,358	16%

Other income:
Interest income	83	444	361	NM*
Other income (expense), net	1,234	(229)	(1,463)	(119)%
Income tax benefit	156	156	-	-
Total other income	1,473	371	(1,102)	(75)%
Net loss	$(11,750)	$(8,542)	$3,208	28%

*NM   Not meaningful

Revenues

Revenues were $7.9 million and $15.5 million for the six months ended September 30, 2005 and 2006, respectively, an increase of $7.6 million or 97%. The increase was entirely in the Media Services segment, driven largely by the USM Acquisition (see Note 3), VPF revenues and license fees earned for its Theatre Command Center software.

Direct Operating Costs

Total direct operating costs were $5.6 million and $8.6 million for the six months ended September 30, 2005 and 2006, respectively, an increase of $3.0 million or 53%. The increase was predominantly in the Media Services segment, most of which was attributable to the USM Acquisition (see Note 3), payroll and other operating costs. In our Data Center Services segment, the increase was due to higher data circuit expenses combined with additional personnel costs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $3.8 million and $6.5 million for the six months ended September 30, 2005 and 2006, respectively, an increase of $2.7 million or 71%. The increase was primarily due to the USM Acquisition (see Note 3) and increased company-wide staffing costs, mainly within the Media Services segment. As of September 30, 2005 and 2006 we had 108 and 317 employees, respectively, of which 47 and 41, were part-time employees and 0 and 98 were salespersons, respectively.

Non-cash Stock-based Compensation Expense

Total non-cash stock-based compensation expense was $0 and $2.8 million for the six months ended September 30, 2005 and 2006, respectively, related to the Company’s adoption of SFAS 123(R) (see Note 2).

Depreciation and Amortization Expense

Total depreciation and amortization expense was $2.4 million and $5.1 million for the six months ended September 30, 2005 and 2006, respectively, an increase of $2.7 million or 110%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our total depreciation and amortization expense consistent with the depreciation of an increasing number of Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Interest expense

Total interest expense was $1.5 million and $1.1 million for the six months ended September 30, 2005 and 2006, respectively. The decrease was primarily due to the reduced interest expense associated with the $7.6 million of 7% Convertible Debentures and $1.7 million of 6% convertible notes issued in February 2005 (the “6% Convertible Notes”) converted to equity, offset by interest expense on our capital lease at the Pavilion Theatre and unused credit facility fees incurred on the GE Credit Facility. Additionally, the six months ended September 30, 2005 included $730 thousand of debt issuance costs which was charged to interest expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of Christie/AIX's Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $1.3 million and $46 thousand for the six months ended September 30, 2005 and 2006, respectively. Non-cash interest expense for the six months ended September 30, 2005 resulted from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bore interest at 7% per year) and the 5-Year Notes. During the three months ended September 30, 2005, $1.0 million representing the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures was expensed.

Debt conversion expense

Total debt conversion expense was $6.1 million and $0 for the six months ended September 30, 2005 and 2006. The decrease was due to the value of the New Shares and New Warrants issued as a result of the conversion of the $7.6 million Convertible Debentures in August 2005.

Interest Income

Total interest income was $83 thousand and $444 thousand for the six months ended September 30, 2005 and 2006, respectively, an increase of $361 thousand. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand during the six month period ended September 30, 2006 compared to the six month period ended September 30, 2005.

Other Income (Expense), Net

Total other income, net was $1.2 million for the six months ended September 30, 2005 compared to other expense, net of $229 thousand for the six months ended September 30, 2006, a decrease of $1.5 million. The decrease was directly attributable to the change in value of the July 2005 Private Placement Warrants and the New Warrants in the six months ended September 30, 2005.

Liquidity and Capital Resources

We have incurred operating losses in each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our initial public offering and subsequent private and public offerings, notes payable and Common Stock used to fund various acquisitions. In August 2006, Christie/AIX, an indirect wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may draw up to $217.0 million in the form of a senior secured multi draw term loan (the “GE Credit Facility”), in one or more borrowings.  Proceeds from the Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with Christie/AIX’s Digital Cinema Roll-Out and to pay transaction fees and expenses related to the Credit Facility, and for certain other specified purposes. The remaining cost of the Systems would be funded from other sources of capital.

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf”), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75.0 million of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. The proceeds from sales of securities under this shelf registration was used for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX’s Digital Cinema Roll-Out, and for general working capital.

In January 2006, in connection with the Shelf, the Company entered into: (1) a placement agency agreement to issue and sell up to 1,145,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share to certain institutional and other accredited investors, and (2) a purchase agreement with an underwriter for 355,000 registered shares of Class A Common Stock at a price to the public of $10.70 per share (together the “January 2006 Offering”) for gross aggregate proceeds of $16.1 million. The offering and sale of the 1,500,000 shares was completed on January 25, 2006. The Company used the net proceeds for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX’s Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Offering”) for gross proceeds of $51.3 million, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Second Offering”) to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7.7 million and was completed on March 24, 2006. The Company intends to use the estimated net proceeds from the March 2006 Offering and the March 2006 Second Offering of approximately $54.6 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX’s Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder has been deregistered.

As of September 30, 2006, Christie/AIX has paid $85.2 million for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out.

As of September 30, 2006, we had cash and cash equivalents of $21.6 million and our working capital was $17.3 million.

Operating activities used net cash of $1.8 million and $13.2 million for the six months ended September 30, 2005 and 2006, respectively. The increase in cash used by operating activities was primarily due to an increase of accounts receivable and reduction of accounts payable and accrued expenses, offset by a reduced net loss and adjustments not requiring cash, specifically depreciation and amortization, non-cash stock-based compensation and debt conversion expense.

Investing activities used net cash of $7.0 million and $33.8 million for the six months ended September 30, 2005 and 2006, respectively. The increase was due to the purchase of and deposits on additional computer related equipment and other assets, primarily in connection with Christie/AIX’s Digital Cinema Roll-Out along with the purchase of PLX and USM (see Note 3) offset by the maturities and sales of available-for-sale investment securities. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of Christie/AIX’s Digital Cinema Roll-Out.

Financing activities provided net cash of $18.2 million and $32.0 million for the six months ended September 30, 2005 and 2006, respectively. The increase was primarily due to the net proceeds from the GE Credit Facility (see Note 6) offset slightly by the repayments of notes payable.

We have acquired property and equipment under non-cancelable long-term capital lease obligations that expire at various dates through July 2022. As of September 30, 2006, we had outstanding capital lease obligations of $6.0 million. Our capital lease obligations are at the following locations and in the following principal amounts ($ in thousands):

Location	Purpose of capital lease	Outstanding Capital Lease Obligation

The Pavilion Theatre	For building, land and improvements	$6,011
Managed Services	For computer equipment used in IDC’s	4
USM	For theatre equipment	5

		$6,020

As of September 30, 2006, minimum future capital lease payments (including interest) totaled $18.1 million, are due as follows ($ in thousands):

For the twelve months ending September 30,

2007	$1,134
2008	1,128
2009	1,128
2010	1,128
2011	1,128
Thereafter	12,448

$18,094

As of September 30, 2006, obligations under non-cancelable operating leases totaled $14.1 million, are due as follows ($ in thousands):

For the twelve months ending September 30,

2007	$2,822
2008	2,834
2009	2,670
2010	2,017
2011	929
Thereafter	2,800

$14,072

As of September 30, 2006, obligations under theatre agreements with exhibitors for displaying cinema advertising totaled $6.8 million, are due as follows ($ in thousands):

For the twelve months ending September 30,

2007	$3,481
2008	2,286
2009	907
2010	130
2011	–
Thereafter	–

$6,804

As of September 30, 2006, purchase obligations for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out, which have not been included in our consolidated financial statements totaled $57.2 million.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under our senior credit facilities (see Note 6), software development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our credit agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand, cash receipts from existing operations and funds available under our senior credit facilities (see Note 6), will be sufficient to permit us meet our obligations through December 31, 2007.

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

Subsequent Events

On October 5, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”). The term of the Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the Senior Notes may be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock. In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the Senior Note based on a formula (“Additional Interest”). Pursuant to the Senior Notes, the Company issued 46,750 shares of Class A Common Stock as Additional Interest in payment of the first quarterly interest on the Senior Notes, due December 31, 2006. Subsequent Additional Interest payments will be made quarterly in arrears at the end of each quarterly period beginning March 31, 2007. The Company may prepay the Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $21.1 million from the October 2006 Private Placement will be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Senior Notes at any time and from time to time.

On November 2, 2006, the Company entered into a second letter amendment to the Amended and Restated Supply Agreement dated as of September 30, 2005 with Christie, to amend the pricing of the 4,000 Systems that may be ordered under Christie/AIX’s Digital Cinema Roll-Out.

On November 3, 2006 and November 14, 2006, an additional $8,905 and $16,179 were borrowed under the GE Credit Facility (see Note 6) at interest rates of 9.87% and 9.88%, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 2, 2006, the Motion Picture Projectionists Video Technicians & Allied Craft Union, Local 306, IATSE brought a charge against ADM Cinema before the National Labor Relations Board for failure to execute a collective bargaining agreement. ADM Cinema is negotiating an employment agreement with the four projectionist employees on behalf of whom the charge was brought. Although there are no assurances, management believes the Company will not incur any significant costs in connection with the outcome of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of stockholders was held on September 14, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors. Details of the voting are provided below:

Proposal 1:

To elect nine (9) members of the Company’s Board of Directors to serve until the 2007 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

	Votes	Votes
	For	Withheld

A. Dale Mayo	27,202,858	414,982
Kevin J. Farrell	27,202,858	414,982
Gary S. Loffredo	27,203,258	414,582
Wayne L. Clevenger	27,297,312	320,528
Gerald C. Crotty	27,297,712	320,128
Robert Davidoff	27,209,940	407,900
Matthew W. Finlay	27,350,791	267,049
Brett E. Marks	27,208,783	409,057
Robert E. Mulholland	27,351,891	265,947

Proposal 2:

To amend the Company’s First Amended and Restated 2000 Stock Option Plan to increase the total number of shares of the Company’s Class A Common Stock available for the grant of options thereunder from 1,100,000 to 2,200,000 shares.

Votes For 21,589,412	Votes Against 2,546,461	Abstentions 14,500

Proposal 3:

To ratify the appointment of Eisner LLP as our independent auditors for the fiscal year ending March 31, 2007.	Votes For 27,271,924	Votes Against 208,088	Abstentions 40,347

ITEM 5. OTHER INFORMATION.

On November 14, 2006, Christie/AIX undertook its fifth borrowing in the amount of $16.2 million (the “Borrowing”) under its $217 million credit agreement dated as of August 1, 2006, as amended on August 30, 2006 (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. The Borrowing will bear interest at a rate of 9.88% per annum, subject to adjustment, and brings the total amount borrowed under the Credit Agreement to $60.6 million.

ITEM 6. EXHIBITS.

The exhibits are listed in the Exhibit Index beginning on page 32 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

(Registrant)

Date: November 14, 2006	By: /s/ A. Dale Mayo A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2006	By: /s/ Brian D. Pflug Brian D. Pflug Senior Vice President - Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1*

Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technologies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative.

2.2

First Amendment to Stock Purchase and Sale Agreement, dated as of July 31, 2006, by and among Access Integrated Technologies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative.

4.1	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $1,204,402.34.
4.2*	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $4,000,000.00.
4.3

Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.

4.4	Registration Rights Agreement, dated as of July 31, 2006, by and among Access Integrated Technologies, Inc. and the stockholders signatory thereto.
4.5	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.
4.6

Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.

4.7	Form of Revolving Note, dated as of December 29, 2005, executed by UniqueScreen Media, Inc. in favor of Excel Bank Minnesota in the principal amount of $7,500,000.
4.8	Security Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota.
10.1*

Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.

10.2

First Amendment, effective as of August 30, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.

10.3	Amendment No. 4 to the First Amended and Restated 2000 Stock Option Plan of Access Integrated Technologies, Inc.
10.4	Credit Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota, as amended on March 10, 2006 and July 25, 2006.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

