Form 10QSB
period 2006-12-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2007-02-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from --- to ---

Commission File Number: 000-51910

______________________________________

Access Integrated Technologies, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

______________________________________

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

As of February 7, 2007, 23,743,285 shares of Class A Common Stock, $0.001 par value, and 763,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONTENTS TO FORM 10-QSB

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2006	December 31, 2006
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$36,641	$55,382
Investment securities, available-for-sale	24,000	—
Accounts receivable, net	1,132	14,167
Unbilled revenue	1,492	1,922
Prepaid and other current assets	627	1,777
Note receivable, current portion	43	79
Current assets of discontinued operations	4,756	5,063
Total current assets	68,691	78,390

Deposits on property and equipment	8,673	9,879
Property and equipment, net	32,434	156,807
Intangible assets, net	1,802	14,983
Capitalized software costs, net	1,680	2,895
Goodwill	9,123	15,556
Accounts receivable, net of current portion	—	215
Deferred costs	148	4,138
Note receivable, net of current portion	1,122	1,245
Unbilled revenue, net of current portion	42	890
Security deposits	52	80
Restricted cash	180	180
Total assets	$123,947	$285,258

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(continued)

	March 31, 2006	December 31, 2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,249	$31,523
Current portion of notes payable	1,203	2,290
Current portion of customer security deposits	105	83
Current portion of capital leases	84	74
Current portion of deferred revenue	738	7,920
Current liabilities of discontinued operations	1,360	1,200
Total current liabilities	16,739	43,090

Notes payable, net of current portion	1,948	136,933
Deferred revenue, net of current portion	—	1,266
Capital leases, net of current portion	5,978	5,924
Deferred tax liability	801	593
Total liabilities	25,466	187,806

Commitments and contingencies (see Note 9)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 22,059,567 and 23,334,725 shares issued and 22,008,127 and 23,283,285 shares outstanding at March 31, 2006 and December 31, 2006, respectively	22	23
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 925,811 and 763,811 shares issued and outstanding, at March 31, 2006 and December 31, 2006, respectively	1	1
Additional paid-in capital	136,929	150,603
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(38,299)	(53,003)
Total stockholders’ equity	98,481	97,452
Total liabilities and stockholders’ equity	$123,947	$285,258

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2006	2005	2006

Revenues	$2,751	$12,783	$7,377	$25,396

Costs and Expenses:
Direct operating	1,813	5,070	5,147	10,813
Selling, general and administrative	2,098	5,597	5,755	11,691
Provision for doubtful accounts	8	192	18	271
Research and development	37	95	324	274
Non-cash stock-based compensation	—	50	—	2,820
Depreciation and amortization	807	4,613	2,332	9,216
Total operating expenses	4,763	15,617	13,576	35,085
Loss from continuing operations before other income (expense) and income tax benefit and discontinued operations	(2,012)	(2,834)	(6,199)	(9,689)

Interest income	96	183	180	627
Interest expense	(313)	(2,087)	(1,836)	(3,191)
Non-cash interest expense	(32)	(922)	(1,325)	(968)
Debt conversion expense	(125)	—	(6,208)	—
Other (expense) income, net	414	4	1,648	(195)
Loss before income tax benefit and discontinued operations	(1,972)	(5,656)	(13,740)	(13,416)

Income tax benefit	69	69	207	207
Loss from continuing operations	(1,903)	(5,587)	(13,533)	(13,209)

Loss from discontinued operations	(134)	(575)	(254)	(1,495)
Net loss	$(2,037)	$(6,162)	$(13,787)	$(14,704)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.23)	$(1.05)	$(0.56)
Loss from discontinued operations	(0.01)	(0.03)	(0.02)	(0.07)
Net loss per common share - basic and diluted	$(0.13)	$(0.26)	$(1.07)	$(0.63)

Weighted average number of common shares outstanding:
Basic and diluted	15,399,530	23,932,736	12,926,709	23,462,793

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Nine Months Ended December 31,
	2005	2006
Cash flows from operating activities
Net loss from continuing operations	$(13,533)	$(13,209)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Net loss from discontinued operations	(254)	(1,495)
Depreciation and amortization	2,332	9,216
Amortization of software development costs	434	598
Amortization of deferred tax liability	(207)	(207)
Amortization of debt issuance costs	—	310
Provision for doubtful accounts	18	271
Non-cash stock-based compensation	—	2,820
Non-cash interest expense	1,325	968
Fair value change of common stock warrants	(1,660)	—
Debt conversion expense	6,208	—
Debt issuance costs included in interest expense	730	—
Changes in operating assets and liabilities:
Accounts receivable	(212)	(6,064)
Prepaids and other current assets	(90)	(153)
Note receivable for digital projectors, net	—	(59)
Unbilled revenue	508	(1,278)
Other assets	(490)	(1,207)
Accounts payable and accrued expenses	(575)	(7,184)
Deferred revenue	(82)	1,088
Other liabilities	(82)	(298)
Net cash (used in) provided by discontinued operations	(313)	346
Net cash used in operating activities	(5,943)	(15,537)

Cash flows from investing activities
Purchases of property and equipment	(6,804)	(100,737)
Deposits on property and equipment	—	(1,206)
Purchases of intangible assets	—	(1)
Additions to capitalized software costs	(245)	(676)
Restricted short-term investment	(180)	—
Acquisition of PLX Systems Incorporated	—	(1,632)
Acquisition of UniqueScreen Media, Inc	—	(1,189)
Maturities and sales of available-for-sale investment securities	—	24,000
Net cash used in discontinued operations	(499)	(813)
Net cash used in investing activities	(7,728)	(82,254)

Cash flows from financing activities
Repayment of notes payable	(1,505)	(5,540)
Proceeds from credit facilities	—	103,985
Payments of debt issuance costs associated with credit facilities	—	(2,889)
Proceeds from notes issuance	—	22,000
Payments of debt issuance costs associated with notes issuance	—	(917)
Principal payments on capital leases	(406)	(52)
Costs associated with prior year issuance of Class A common stock	—	(194)
Net proceeds from issuance of Class A common stock	20,916	139
Net cash used in discontinued operations	(8)	—
Net cash provided by financing activities	18,997	116,532
Net increase in cash and cash equivalents	5,326	18,741
Cash and cash equivalents at beginning of period	4,779	36,641
Cash and cash equivalents at end of period	$10,105	$55,382

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

($ in thousands, except for per share data)

(Unaudited)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT”) was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. We have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. We have decided to realign our resources and to discontinue our Data Center Services. We will continue to support the Data Center Services through disposition. The discontinuation of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company.

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

The Company’s consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. (“Christie/AIX”), PLX Acquisition Corp. and UniqueScreen Media, Inc. (“USM”) d/b/a AccessIT Advertising and Creative Services (“AccessIT Advertising”). AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets, including goodwill, allowance for doubtful accounts, revenue sharing obligations, deferred cinema advertising costs and depreciation of fixed assets. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its fixed assets and intangible assets, the valuation of deferred tax liabilities, and the valuation of assets acquired and liabilities assumed in purchase business combinations. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

DISCONTINUED OPERATIONS

The Company decided to realign its resources and to discontinue the Data Center Services. The Company will continue to support the Data Center Services through disposition. The discontinuation of the Data Center Services represents a strategic realignment of the Company’s technical and financial resources, thus enabling the Company to focus on what the Company believes are more profitable business opportunities for the Company. Accordingly, the results of the Data Center Services segment have been reported in discontinued operations for all periods presented.

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

Discontinued Operations

Discontinued operations revenues, attributable to the Data Center Services segment, are generated as follows:

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized periodically using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded during the nine months ended December 31, 2005 and 2006, respectively. Amortization of capitalized software development costs, included in continuing operations’ direct operating costs, for the nine months ended December 31, 2005 and 2006 amounted to $434 and $598, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. Unbilled revenue under such customized software development contracts at December 31, 2005 and 2006 aggregated $1,258 and $1,713, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of December 31, 2006, the Company’s finite-lived intangible assets consisted of covenants not to compete, Federal Communications Commission licenses (for satellite transmission services), trade names and trademarks, and a liquor license (for the Pavilion Theatre), which are estimated to have useful lives ranging from two to ten years. During the nine months ended December 31, 2006, the amount of goodwill related to the Pavilion Theatre was reduced by $107 for the remaining unpaid amount related to the holdback of funds at the time of purchase.

Information related to the segments of the Company and its subsidiaries regarding goodwill and other intangible assets is detailed below:

	March 31,	December 31,
	2006	2006
Intangibles, net:
Media Services	$1,774	$14,975
Corporate	28	8
Total continuing operations	1,802	14,983
Discontinued operations	254	189
Total Consolidated	$2,056	$15,172

Goodwill:
Media Services	$9,123	$15,556
Corporate	—	—
Total continuing operations	9,123	15,556
Discontinued operations	187	187
Total Consolidated	$9,310	$15,743

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9). These amounts are classified as long-term due to the nature of the assets underlying these deposits, although such deposits will be fully utilized against invoices from Christie within approximately six months from such payment date.

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
Weighted average number of Common Stock outstanding during the period

Shares issued and reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company has incurred net losses for each of the three and nine months ended December 31, 2005 and 2006 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

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

The Company adopted SFAS 123(R) using the “modified prospective” method in which non-cash stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Company’s Board of Directors (the “Board”) approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. During the nine months ended December 31, 2006, non-cash stock-based compensation expense of $2,842 was recorded, of which $2,779 related to the 431,747 stock options awarded in excess of the Company’s stock incentive plan, as such stock options were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006, and $63 relates to stock options granted on or after April 1, 2006, of which $22 was included in loss from discontinued operations. The Company has estimated that the non-cash stock-based compensation expense, using a Black-Scholes option valuation model, related to such stock options will be approximately $2,902 in fiscal 2007.

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

The following table illustrates the effect on net loss if the Company had applied the fair-value recognition provisions to stock-based compensation:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net loss as reported	$(2,037)	$(13,787)
Add: Stock-based compensation expense included in net loss	—	—
Less: Stock-based compensation expense determined under fair-value based method	(761)	(1,312)
Pro forma net loss	$(2,798)	$(15,099)

Basic and diluted net loss per share:
As reported	$(0.13)	$(1.07)
Pro forma	$(0.18)	$(1.17)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Weighted-average risk-free interest rate	4.5%	4.3%
Dividend yield	—	—
Expected life (years)	10	10
Weighted-average expected volatility	56.5%	81.0%

3.	DISCONTINUED OPERATIONS

The Company will continue to support the Data Center Services through disposition. Accordingly, the results of the Data Center Services segment have been reported in discontinued operations for all periods presented. The loss from discontinued operations for the three and nine months ended December 31, 2005 and 2006, consisting of losses attributable to the Data Center Services segment, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006

Revenues	$1,660	$1,440	$4,907	$4,369

Costs and Expenses:
Direct operating	1,298	1,513	3,593	4,386
Selling, general and administrative	66	220	201	580
Provision for doubtful accounts	47	—	72	50
Non-cash stock-based compensation	—	12	—	22
Depreciation and amortization	387	279	1,315	822
Total operating expenses	1,798	2,024	5,181	5,860
Loss from discontinued operations before other expense and income tax benefit	(138)	(584)	(274)	(1,491)

Other expense, net	(5)	—	(6)	(30)
Income tax benefit	9	9	26	26
Loss from discontinued operations	$(134)	$(575)	$(254)	$(1,495)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, any subsequent operating losses or changes in the values of assets or liabilities will be reflected as incurred.

The current assets and current liabilities of discontinued operations were comprised of the following:

	March 31, 2006	December 31, 2006
		(Unaudited)

Accounts receivable, net	$461	$651
Unbilled revenue	—	8
Prepaid and other current assets	72	148
Property and equipment, net	3,445	3,500
Intangible assets, net	254	189
Goodwill	187	187
Unbilled revenue, net of current portion	—	29
Security deposits	337	351
Total current assets of discontinued operations	$4,756	$5,063

Accounts payable and accrued expenses	$34	$19
Current portion of customer security deposits	71	60
Current portion of capital leases	5	3
Current portion of deferred revenue	29	26
Current portion of deferred rent expense	100	120
Customer security deposits, net of current portion	40	41
Deferred revenue, net of current portion	66	35
Deferred rent expense, net of current portion	918	825
Deferred tax liability	97	71
Total current liabilities of discontinued operations	$1,360	$1,200

4.	ACQUISITIONS

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

The total purchase price of approximately $1,600, including estimated transaction costs, allocated to the net assets acquired based upon the preliminary results of an appraisal of fair value, was as follows:

Accounts receivable	$153
Prepaid and other current assets	27
Property and equipment	45
Intangible assets	210
Capitalized software costs	1,137
Goodwill	200
Total assets acquired	1,772

Deferred revenues	140
Total liabilities assumed	140
Net assets acquired	$1,632

In July 2006, the Company acquired all of the issued and outstanding stock of USM (the “USM Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204 (see Note 7). The Company also agreed to pay to the USM Stockholders certain amounts, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. The Company also assumed $5,914 of USM’s debt, of which $5,598 relates to USM’s revolving credit facility (see Note 7).

The total purchase price of approximately $16,400, including estimated transaction costs, allocated to the net assets acquired based upon the preliminary results of an appraisal of fair value, was as follows:

Accounts receivable	$7,304
Prepaid and other assets	972
Property and equipment	2,858
Intangible assets	13,468
Goodwill	6,340
Deferred Costs	71
Note receivable	100
Total assets acquired	31,113

Accounts payable and accrued expenses	1,300
Deferred revenues	7,498
Notes payable	5,914
Capital leases	7
Total liabilities assumed	14,719
Net assets acquired	$16,394

In December 2006, USM’s revolving credit facility, assumed in the USM Acquisition, was converted into a term loan (see Note 7).

5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires the reporting entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A reporting entity with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe it will be affected by the adoption of SFAS 158.

6.	NOTES RECEIVABLE

Notes receivable of continuing operations consisted of the following:

	March 31, 2006		December 31, 2006
Notes Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$43	$188	$46	$153
Exhibitor Install Notes	—	934	33	992
TIS Note	—	—	—	100
	$43	$1,122	$79	$1,245

In March 2006, in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of December 31, 2006, the outstanding balance of the Exhibitor Note was $199.

In connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively. As of December 31, 2006, a certain motion picture exhibitor paid a portion of their installation costs directly to Christie. As a result, the Company did not receive any payments related to such Exhibitor Install Note and has reduced the receivable to reflect the amount the Company will be paying to Christie. As of December 31, 2006, the outstanding balance of the Exhibitor Install Notes was $1,025.

Prior to the USM Acquisition (see Note 4), Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS.

7.	DEBT AND CREDIT FACILITIES

Debt of continuing operations consisted of the following outstanding principal balances:

	March 31, 2006		December 31, 2006
Debt and Credit Facilities (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion

HS Notes	$753	$1,187	$645	$699
Boeing Note	450	761	450	379
First USM Note	—	—	375	733
SilverScreen Note	—	—	100	172
Senior Notes	—	—	—	22,000
Excel Term Note	—	—	720	6,030
GE Credit Facility	—	—	—	106,920
	$1,203	$1,948	$2,290	$136,933

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the nine months ended December 31, 2006, the Company repaid principal of $595 on the HS Notes. As of December 31, 2006, the outstanding principal balance of the HS Notes was $1,344.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company (the “Boeing Digital Asset Acquisition”), the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the nine months ended December 31, 2006, principal repayments of $450 were made and non-cash interest expense resulting from the Boeing Note was $68. As of December 31, 2006, the outstanding balance of the Boeing Note, net of imputed interest, was $829.

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

The Company accounted for the Conversion Agreement under the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt”, which requires the value of the New Warrants and the New Shares to be recorded as an expense. The New Warrants were valued by an independent appraiser at a value of $4,990, and the New Shares were valued at $906, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005, the date the Conversion Agreement was finalized. The value of the New Warrants plus $200 for professional fees and the value of the New Shares were charged to debt conversion expense. Additionally, the Company issued 8,780 shares to the placement agent (the “Placement Agent Shares”) involved in the Conversion Agreement, which were valued at $112, based on the AMEX closing price of the Company’s Class A Common Stock on August 26, 2005. The value of the Placement Agent Shares was charged to debt conversion expense. The remaining accretion on the value of the Convertible Debentures Warrants of $999 was charged to non-cash interest expense, and the remaining unamortized debt issuance costs of $730 were charged to interest expense. As a result of the Conversion Agreement, there were no Convertible Debentures outstanding as of December 31, 2006.

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note is payable on November 30, 2006, or earlier if certain conditions are met, plus accrued interest. Both the First USM Note and the Second USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the three months ended December 31, 2006, principal repayment of $97 was made on the First USM Note and the Second USM Note was repaid in full. As of December 31, 2006, the outstanding principal balance of the First USM Note was $1,108 and there was no outstanding principal balance of the Second USM Note as of December 31, 2006.

Prior to the USM Acquisition (see Note 4), USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% notes payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. During the three months ended December 31, 2006, the Company repaid principal of $44 on the SilverScreen Note. As of December 31, 2006, the outstanding principal balance of the SilverScreen Note was $272.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the Senior Notes based on a formula (“Additional Interest”). Pursuant to the Senior Notes, the Company issued 46,750 shares of Class A Common Stock as Additional Interest in payment of the first quarterly interest on the Senior Notes, due December 31, 2006. The Company elected to pay the quarterly interest due December 31, 2006 in shares of its Class A Common Stock and issued 53,029 Interest Shares. Subsequent Additional Interest payments will be made quarterly in arrears at the end of each quarterly period beginning March 31, 2007. The Company may prepay the Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $21,100 from the October 2006 Private Placement is expected to be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Senior Notes at any time and from time to time. The Company filed a registration statement on Form S-3 on January 26, 2007. As of December 31, 2006, the outstanding principal balance of the Senior Notes was $22,000.

CREDIT FACILITIES

In July 2006, in connection with the USM Acquisition (see Note 4), the Company assumed $5,473 of debt relating to USM’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”). The Excel Credit Facility bears interest at a rate between 2.75% to 3.5% over the current one-month London Interbank Offered Rate (LIBOR), depending on USM’s leverage ratio. A quarterly unused line fee is due equal to 0.25% of the excess of $7,500 over the average outstanding balance of the Excel Credit Facility during the quarter. Under the Excel Credit Facility, USM must pay interest only through December 31, 2008. The balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by USM pursuant to the Excel Credit Facility are due on the maturity date of December 31, 2008. Pursuant to the Excel Credit Facility, USM’s bank deposits in excess of a minimum balance are swept from time to time by Excel Bank toward the repayment of the Excel Credit Facility The Excel Credit Facility was repaid in full, as discussed below.

In December 2006, in connection with the conversion of the Excel Credit Facility, USM issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest are due on the maturity date of January 1, 2012. USM may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. As of December 31, 2006, the outstanding principal balance of the Excel Term Note was $6,750.

In August 2006, Christie/AIX entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to Christie/AIX a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital. Each of the borrowings by Christie/AIX bears interest, at the option of Christie/AIX and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Christie/AIX and the total debt of Christie/AIX. Under the GE Credit Facility, Christie/AIX must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Christie/AIX must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Christie/AIX pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Christie/AIX may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Christie/AIX’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Christie/AIX and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Christie/AIX and its subsidiaries, subject to specified exceptions. As of December 31, 2006, $106,920 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.88% and $4,442 related to amounts that have not been invoiced by Christie and will be paid with borrowings from the GE Credit Facility in a subsequent period.

In August 2006, the GE Credit Facility was amended to allow borrowings by Christie/AIX to be in aggregate amounts not in exact multiples of $1,000.

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

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued 974,184 shares of unregistered Class A Common Stock (the “USM Shares”) as part of the purchase price. Under the stock purchase agreement entered into by the Company in connection with the USM Acquisition, the Company was required to register the resale of the USM Shares with the SEC. The Company filed a Form S-3 on August 30, 2006, which was declared effective by the SEC on September 19, 2006.

In October 2006 and December 2006, the Company issued 46,750 and 53,029 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, in connection with the October 2006 Private Placement (see Note 7). The Company agreed to register the resale of the shares of the Class A Common Stock underlying these shares with the SEC. The Company filed a registration statement on Form S-3 on January 26, 2007.

STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) provided for the issuance of up to 1,100,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the Plan to 2,200,000 options at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

During the nine months ended December 31, 2006, under the Plan, the Company granted 100,000 stock options to its employees all at an exercise price range from $8.82 to $13.52 per share, of which 60,000 were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,100,000	$6.61
Granted	471,747 (1)	$10.88
Exercised	(5,750)	$4.98
Cancelled	(15,500)	$10.46

Balance at December 31, 2006	1,550,497	$7.88

(1)	The issuance of the 431,747 stock options was subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

As of December 31, 2006, AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees. During the nine months ended December 31, 2006, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share

Balance at March 31, 2006	1,055,000		$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—

Balance at December 31, 2006	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of December 31, 2006, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2006	December 31, 2006

Underwriter Warrants	3,775	3,775
July 2005 Private Placement Warrants	477,275	467,275
New Warrants (see Note 7)	760,196	760,196
	1,241,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in fiscal 2004 the exercise price was adjusted to $6.03 per share. As of December 31, 2006, 3,775 Underwriter Warrants remained outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the nine months ended December 31, 2006, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of December 31, 2006, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with the Conversion Agreement (see Note 7), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of December 31, 2006, 760,196 New Warrants remained outstanding.

9.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, Christie/AIX, in June 2005, Christie/AIX may order up to 4,000 Systems (the “Digital Cinema Roll-Out”).

As of December 31, 2006, in connection with Christie/AIX’s Digital Cinema Roll-Out, Christie/AIX has entered into digital cinema deployment agreements with six motion picture studios and a digital cinema agreement with one alternative content provider, for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with the Systems, and providing for payment of VPFs to Christie/AIX. As of December 31, 2006, Christie/AIX has entered into master license agreements with eight motion picture exhibitors for the placement of the Systems in movie theatres covering a total of 3,040 screens (includes screens at AccessIT’s Pavilion Theatre) and has installed 1,693 Systems.

As of December 31, 2006, Christie/AIX has ordered 2,700 of the Systems from Christie and has paid $127,967 towards Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out. The Company has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. Christie has agreed to sell to Christie/AIX Systems which, or upgrade Systems already sold to Christie/AIX to, comply with the Digital Cinema System Specification v1.0 dated July 20, 2005 issued by Digital Cinema Initiatives, LLC. The motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter (see Note 6). Under a master license agreement with a certain motion picture exhibitor, Christie/AIX has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next two years, and these installation costs will be included in the cost of property and equipment. As of December 31, 2006, Christie/AIX has paid $5,580 in such installation costs.

As of December 31, 2006, purchase obligations for the 2,700 Systems ordered, but not delivered, in connection with Christie/AIX’s Digital Cinema Roll-Out, which have not been included in the Company’s consolidated financial statements totaled $34,526.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Interest paid	$91	$2,010	$292	$2,794
Issuance of Class A Common Stock for the FiberSat Acquisition	$1,625	$—	$1,625	$—
Issuance of warrants to purchase Class A Common Stock	$—	$—	$706	$—
Reduction of goodwill related to the Pavilion Theatre	$—	$—	$—	$107
Equipment in long-term notes payable purchased from Christie	$—	$4,442	$—	$4,442
Issuance of Class A Common Stock for the USM Acquisition	$—	$—	$—	$9,999
Issuance of notes for the USM Acquisition	$—	$—	$—	$5,204

11.	SEGMENT INFORMATION

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

Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.
Christie/AIX	Financing vehicle and administrator for Christie/AIX’s Digital Cinema Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios and other content providers.
USM	Provides cinema on-screen advertising services and entertainment.

Discontinued operations, attributable to the Data Center Services segment, consists of the following:

Operations of:	Products and services provided:
AccessIT Data Centers	Provides services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, web hosting and the installation of equipment.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

Information related to the segments of the Company and its subsidiaries is detailed below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Media Services:
(Loss) income before interest, taxes, depreciation and amortization	$(29)	$3,480	$(472)	$6,642
Depreciation and amortization	789	4,592	2,273	9,144
Loss from operations	$(818)	$(1,112)	$(2,745)	$(2,502)

Corporate:
Loss before interest, taxes, depreciation and amortization	$(1,176)	$(1,701)	$(3,395)	$(7,115)
Depreciation and amortization	18	21	59	72
Loss from operations	$(1,196)	$(1,722)	$(3,454)	$(7,187)

Total Continuing Operations:
(Loss) income before interest, taxes, depreciation and amortization	$(1,205)	$1,779	$(3,867)	$(473)
Depreciation and amortization	807	4,613	2,332	9,216
Loss from continuing operations before other income (expense) and income tax benefit and discontinued operations	$(2,012)	$(2,834)	$(6,199)	$(9,689)

Discontinued Operations:
(Loss) income before interest, taxes, depreciation and amortization	$249	$(305)	$1,041	$(669)
Depreciation and amortization	387	279	1,315	822
Loss from discontinued operations before other expense and income tax benefit	$(138)	$(584)	$(274)	$(1,491)

	March 31, 2006	December 31, 2006
Total Assets:
Media Services	$57,830	$266,414
Corporate	61,361	13,781
Total Continuing Operations	119,191	280,195
Discontinued Operations	4,756	5,063
Total Consolidated	$123,947	$285,258

12.	RELATED PARTY TRANSACTIONS

An officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for Christie/AIX’s Digital Cinema Roll-Out. Purchases of such Systems from Christie totaled $106,910 for the nine months ended December 31, 2006. This individual is not compensated by Christie/AIX.

13.	SUBSEQUENT EVENTS

In January 2007, the Company through its wholly-owned subsidiary, Vistachiara Productions, Inc., purchased substantially all of the assets, and assumed certain liabilities, of BP/KTF, LLC, d/b/a The Bigger Picture, and a subsidiary of privately held Sabella Dern Entertainment (“BP”) for 460,000 shares of the Company’s Class A Common Stock. The Company also agreed to pay BP certain amounts in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. In addition, the Company entered into a Registration Rights Agreement with BP, pursuant to which the Company agreed to register the resale of all of the Class A Common Stock issued in connection with the transaction. On February 13, 2007, the Company filed an amendment to a registration statement on Form S-3 to include the resale of the shares issued to BP as part of the registration.

In February 2007, the Company and the Purchasers of the Senior Notes (see Note 7) agreed to amend the Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the company  may  incur, to  up to  $5,000, (iii) provide for additional payments to be made in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Kicker Shares payable to the Purchasers annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates, “and similar words. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;
•	the performance of our targeted markets;
•	competitive product and pricing pressures;
•	changes in business relationships with our major customers;
•	successful integration of acquired businesses;
•	successful disposal of our discontinued operations;
•	economic and market conditions; and
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

OVERVIEW

Access Integrated Technologies, Inc. (“AccessIT”) was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. We have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. This is currently our primary strategic focus. Our Data Center Services are comprised of three leased IDCs that provide corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. We have decided to realign our resources and to discontinue our Data Center Services. We will continue to support the Data Center Services through disposition. The discontinuation of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company.

Our primary business focus is to create a secure, managed and complete digital cinema system that consists of software to book, track and perform record keeping functions for digital content in theatres, electronically deliver digital content to multiple locations primarily via satellite and provide the content management software for in-theatre playback systems for the digital cinema marketplace. This digital cinema system is intended to use all of our Media Services businesses.

We have two reportable segments: Media Services and discontinued operations, attributable to the Data Center Services, which consists of the operations of our three IDCs and the operations of Managed Services. The Media Services segment of our business consists of two units: the Digital Media Delivery Services and Entertainment Software Services. Digital Media Delivery Services is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. Entertainment Software Services is comprised of Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”) and DMS.

We have incurred net losses of $13.8 million and $14.7 million in the nine months ended December 31, 2005 and 2006, respectively, and we have an accumulated deficit of $53.0 million as of December 31, 2006. We anticipate that, with our recent acquisitions, the operations of DMS and Christie/AIX and the discontinued operations, attributable to the Data Center Services, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended December 31, 2005 and 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited condensed consolidated statements of operations.

($ in thousands)	Summary Operating Results For the Three Months Ended December 31,
			Increase/(Decrease)
	2005	2006	$	%
Revenues	$2,751	$12,783	$10,032	365%

Costs and Expenses:
Direct operating	1,813	5,070	3,257	180%
Selling, general and administrative	2,098	5,597	3,499	167%
Provision for doubtful accounts	8	192	184	NM*
Research and development	37	95	58	157%
Non-cash stock-based compensation	—	50	50	NM*
Depreciation and amortization	807	4,613	3,806	472%
Total operating expenses	4,763	15,617	10,854	228%
Loss from continuing operations before other income (expense) and income tax benefit and discontinued operations	(2,012)	(2,834)	822	41%

Interest income	96	183	87	91%
Interest expense	(313)	(2,087)	1,774	567%
Non-cash interest expense	(32)	(922)	890	NM*
Debt conversion expense	(125)	—	(125)	(100)%
Other income, net	414	4	(410)	99%
Loss before income tax benefit and discontinued operations	(1,972)	(5,656)	3,684	187%

Income tax benefit	69	69	—	—
Loss from continuing operations	(1,903)	(5,587)	(3,684)	(194)%

Loss from discontinued operations	(134)	(575)	(441)	(329)%
Net loss	$(2,037)	$(6,162)	$(4,125)	(203)%

*NM	Not meaningful

Revenues

Revenues were $2.8 million and $12.8 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $10.0 million or 365%. The increase was driven largely by the USM Acquisition (see Note 4), VPF revenues and license fees earned for our Theatre Command Center software. VPF revenues and license fees earned for our Theatre Command Center software are expected to increase as an increasing number of Systems are placed into service by Christie/AIX in support of its Digital Cinema Roll-Out.

Direct Operating Costs

Total direct operating costs were $1.8 million and $5.1 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $3.3 million or 180%. The increase was attributable to the USM Acquisition (see Note 4), payroll and other operating costs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $2.1 million and $5.6 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $3.5 million or 167%. The increase was primarily due to the USM Acquisition (see Note 4) and increased company-wide staffing costs. As of December 31, 2005 and 2006 we had 128 and 335 employees, respectively, of which 54 and 51, respectively, were part-time employees and 0 and 101, respectively, were salespersons.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $0.8 million and $4.6 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $3.8 million or 472%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our total depreciation and amortization expense consistent with the depreciation of an increasing number of Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Interest expense

Total interest expense was $0.3 million and $2.1 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $1.8 million or 567%. The increase was primarily due to the interest expense and unused credit facility fees incurred on the GE Credit Facility and interest associated with USM’s Excel Credit Facility and Excel Term Note. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of Christie/AIX’s Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $32 thousand and $0.9 million for the three months ended December 31, 2005 and 2006, respectively, an increase of $0.9 million. The increase was due to the value of the shares issued as payment of interest on the Senior Notes (see Note 7).

Other Income, Net

Total other income, net was $0.4 million and $4 thousand for the three months ended December 31, 2005 and 2006, respectively, a decrease of $0.4 million. The decrease was directly attributable to the change in the estimated fair value of the New Warrants, which was reclassified to equity November 16, 2005, and therefore there was no change in their estimated fair values during the three months ended December 31, 2006.

Discontinued Operations

Loss from discontinued operations, consisting of losses attributable to the Data Center Services segment, was $134 thousand and $575 thousand for the three months ended December 31, 2005 and 2006, respectively, an increased loss of $441 thousand. The increased loss was due to reduced revenues from lost data center customers and increased direct operating costs, specifically higher data circuit expenses combined with additional personnel costs. The Company decided to realign our resources and to discontinue our Data Center Services. We will continue to support the Data Center Services through disposition. We anticipate that losses from discontinued operations will continue.

Results of Operations for the Nine Months Ended December 31, 2005 and 2006

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited condensed consolidated statements of operations.

($ in thousands)	Summary Operating Results For the Nine Months Ended December 31,
			Increase/(Decrease)
	2005	2006	$	%

Revenues	$7,377	$25,396	$18,019	244%

Costs and Expenses:
Direct operating	5,147	10,813	5,666	110%
Selling, general and administrative	5,755	11,691	5,936	103%
Provision for doubtful accounts	18	271	253	NM*
Research and development	324	274	(50)	(15)%
Non-cash stock-based compensation	—	2,820	2,820	NM*
Depreciation and amortization	2,332	9,216	6,884	296%
Total operating expenses	13,576	35,085	21,509	158%
Loss from continuing operations before other income (expense) and income tax benefit and discontinued operations	(6199)	(9,689)	3,490	56%

Interest income	180	627	447	248%
Interest expense	(1,836)	(3,191)	1,355	74%
Non-cash interest expense	(1,325)	(968)	(357)	(27)%
Debt conversion expense	(6,208)	—	(6,208)	(100)%
Other income (expense), net	1,648	(195)	(1,843)	(112)%
Loss before income tax benefit and discontinue operations	(13,740)	(13,416)	(324)	(2)%

Income tax benefit	207	207	—	—
Loss from continuing operations	(13,533)	(13,209)	(324)	(2)%

Loss from discontinued operations	(254)	(1,495)	1,241	489%
Net loss	$(13,787)	$(14,704)	$917	7%

*NM	Not meaningful

Revenues

Revenues were $7.4 million and $25.4 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $18.0 million or 244%. The increase was driven largely by the USM Acquisition (see Note 4), VPF revenues and license fees earned for our Theatre Command Center software. VPF revenues and license fees earned for our Theatre Command Center software are expected to increase as an increasing number of Systems are placed into service by Christie/AIX in support of its Digital Cinema Roll-Out.

Direct Operating Costs

Total direct operating costs were $5.1 million and $10.8 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $5.7 million or 110%. The increase was attributable to the USM Acquisition (see Note 4), payroll and other operating costs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $5.8 million and $11.7 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $5.9 million or 103%. The increase was primarily due to the USM Acquisition (see Note 4) and increased company-wide staffing costs. As of December 31, 2005 and 2006 we had 128 and 335 employees, respectively, of which 54 and 51, respectively, were part-time employees and 0 and 101, respectively, were salespersons.

Non-cash Stock-based Compensation Expense

Total non-cash stock-based compensation expense was $0 and $2.8 million for the nine months ended December 31, 2005 and 2006, respectively, related to the Company’s adoption of SFAS 123(R) (see Note 2).

Depreciation and Amortization Expense

Total depreciation and amortization expense was $2.3 million and $9.2 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $6.9 million or 295%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our total depreciation and amortization expense consistent with the depreciation of an increasing number of Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Interest Income

Total interest income was $180 thousand and $627 thousand for the nine months ended December 31, 2005 and 2006, respectively, an increase of $447 thousand or 248%. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand during the nine month period ended December 31, 2006 compared to the nine month period ended December 31, 2005.

Interest expense

Total interest expense was $1.8 million and $3.2 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $1.4 million or 74%. The increase was primarily due to the interest expense and unused credit facility fees incurred on the GE Credit Facility and interest associated with USM’s Excel Credit Facility and Excel Term Note offset by the reduced interest expense associated with the $7.6 million of 7% Convertible Debentures and $1.7 million of 6% convertible notes issued in February 2005 (the “6% Convertible Notes”) converted to equity, offset by interest expense on our capital lease at the Pavilion Theatre and unused credit facility fees incurred on the GE Credit Facility. Additionally, the nine months ended December 31, 2005 included $730 thousand of debt issuance costs which was charged to interest expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of Christie/AIX’s Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $1.3 million and $1.0 million for the nine months ended December 31, 2005 and 2006, respectively, a decrease of $0.3 million or 27%. Non-cash interest expense for the nine months ended December 31, 2005 resulted from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bore interest at 7% per year) and the 5-Year Notes along with $1.0 million that was expensed for the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures offset by the value of the shares issued as payment of interest on the Senior Notes (see Note 7) during the nine months ended December 31, 2006.

Debt conversion expense

Total debt conversion expense was $6.2 million and $0 for the nine months ended December 31, 2005 and 2006, respectively. The prior year included the value of the New Shares and New Warrants issued as a result of the conversion of the $7.6 million Convertible Debentures in August 2005.

Other Income (Expense), Net

Total other income, net was $1.6 million for the nine months ended December 31, 2005 compared to other expense, net of $195 thousand for the nine months ended December 31, 2006, a decrease of $1.8 million or 112%. The decrease was directly attributable to the change in value of the July 2005 Private Placement Warrants and the New Warrants in the nine months ended December 31, 2005.

Discontinued Operations

Loss from discontinued operations was $0.3 million and $1.5 million for the nine months ended December 31, 2005 and 2006, respectively, an increase of $1.2 million. The increased loss was due to reduced revenues from lost data center customers and increased direct operating costs, specifically higher data circuit expenses combined with additional personnel costs. The Company decided to realign our resources and to discontinue our Data Center Services. We will continue to support the Data Center Services through disposition. We anticipate that losses from discontinued operations will continue.

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

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”). The net proceeds of approximately $21.1 million from the October 2006 Private Placement will be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors, other than Christie/AIX and USM and their respective subsidiaries entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Senior Notes contain certain restrictive covenants that restrict the Company and the Subsidiary Guarantors from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee the Senior Notes, making certain investments and modifying authorized capital.

In August 2006, Christie/AIX, an indirect wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may draw up to $217.0 million in the form of a senior secured multi draw term loan (the “GE Credit Facility”), in one or more borrowings. Proceeds from the Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with Christie/AIX’s Digital Cinema Roll-Out and to pay transaction fees and expenses related to the Credit Facility, and for certain other specified purposes. The remaining cost of the Systems would be funded from other sources of capital. As of December 31, 2006, the Company had borrowed $106.9 million under the GE Credit Facility at a weighted average interest rate of 9.88% and $4.4 million related to amounts that have not been invoiced by Christie and will be paid with borrowings from the GE Credit Facility in a subsequent period. The Credit Agreement contains certain restrictive covenants that restrict Christie/AIX and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.

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

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder was deregistered.

As of December 31, 2006, Christie/AIX has paid $128.0 million for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out.

As of December 31, 2006, we had cash and cash equivalents of $55.4 million and our working capital was $35.3 million.

Operating activities used net cash of $5.9 million and $15.5 million for the nine months ended December 31, 2005 and 2006, respectively. The increase in cash used by operating activities was primarily due to an increase of accounts receivable, the reduction of accounts payable and accrued expenses and an increase loss from discontinued operations, offset by a reduced net loss from continuing operations and adjustments not requiring cash, specifically depreciation and amortization, non-cash stock-based compensation and debt conversion expense.

Investing activities used net cash of $7.7 million and $82.3 million for the nine months ended December 31, 2005 and 2006, respectively. The increase was due to the purchase of and deposits on additional computer related equipment and other assets, primarily in connection with Christie/AIX’s Digital Cinema Roll-Out along with the purchase of PLX and USM (see Note 4) offset by the maturities and sales of available-for-sale investment securities. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of Christie/AIX’s Digital Cinema Roll-Out.

Financing activities provided net cash of $19.0 million and $116.5 million for the nine months ended December 31, 2005 and 2006, respectively. The increase was primarily due to the net proceeds from the GE Credit Facility (see Note 7) and the Senior Notes (see Note 7), offset slightly by the repayments of notes payable and debt issuance costs.

We have acquired property and equipment under non-cancelable long-term capital lease obligations that expire at various dates through July 2022. As of December 31, 2006, we had outstanding capital lease obligations of $6.0 million. Our capital lease obligations are at the following locations and in the following principal amounts ($ in thousands):

Location	Purpose of capital lease	Outstanding Capital Lease Obligation

The Pavilion Theatre	For building, land and improvements	$5,995
USM	For theatre equipment	2
	Total for continuing operations	5,997
Discontinued operations	For computer equipment used in IDC’s	3
		$6,000

As of December 31, 2006, minimum future capital lease payments (including interest) totaled $17.8 million, are due as follows ($ in thousands):

For the twelve months ending December 31,	Continuing Operations	Discontinued Operations	Total

2007	$1,131	$—	$1,131
2008	1,128	—	1,128
2009	1,128	—	1,128
2010	1,128	—	1,128
2011	1,128	—	1,128
Thereafter	12,166	—	12,166
	$17,809	$—	$17,809

As of December 31, 2006, obligations under non-cancelable operating leases totaled $13.6 million, are due as follows ($ in thousands):

For the twelve months ending December 31,	Continuing Operations	Discontinued Operations	Total

2007	$614	$2,193	$2,807
2008	616	2,222	2,838
2009	527	1,951	2,478
2010	467	1,259	1,726
2011	138	712	850
Thereafter	35	2,883	2,918
	$2,397	$11,220	$13,617

As of December 31, 2006, continuing operations’ obligations under theatre agreements with exhibitors for displaying cinema advertising totaled $5.7 million, are due as follows ($ in thousands):

For the twelve months ending December 31,

2007	$3,049
2008	2,098
2009	507
2010	80
2011	—
Thereafter	—
$5,734

As of December 31, 2006, purchase obligations for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out, which have not been included in our consolidated financial statements totaled $34.5 million.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under our senior credit facilities (see Note 7), software development, the continued efforts related to the identification of acquisition targets, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased. The restrictions imposed by the Senior Notes and the Credit Agreement may limit the ability of the Company to obtain financing, make it more difficult to satisfy the Company's debt obligations or require the Company to dedicate a substantial portion of the Company's cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. We may attempt to raise additional capital from various sources for future acquisitions or for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our credit agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand, cash receipts from existing operations and funds available under our senior credit facilities (see Note 7), will be sufficient to permit us meet our obligations through December 31, 2007.

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

Subsequent Events

In January 2007, the Company through its wholly-owned subsidiary, Vistachiara Productions, Inc., purchased substantially all of the assets, and assumed certain liabilities, of BP/KTF, LLC, d/b/a The Bigger Picture, and a subsidiary of privately held Sabella Dern Entertainment (“BP”) for 460,000 shares of the Company’s Class A Common Stock. The Company also agreed to pay BP certain amounts in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. In addition, the Company entered into a Registration Rights Agreement with BP, pursuant to which the Company agreed to register the resale of all of the Class A Common Stock issued in connection with the transaction. On February 13, 2007, the Company filed an amendment to a registration statement on Form S-3 to include the resale of the shares issued to BP as part of the registration.

In February 2007, the Company and the Purchasers of the Senior Notes agreed to amend the Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the company  may  incur, to  up to  $5 million, (iii) provide for additional payments to be made in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Kicker Shares payable to the Purchasers annually.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 2, 2006, the Motion Picture Projectionists Video Technicians & Allied Craft Union, Local 306, IATSE brought a charge against ADM Cinema before the National Labor Relations Board for failure to execute a collective bargaining agreement. ADM Cinema is negotiating an employment agreement with the four projectionist employees on behalf of whom the charge was brought. Although there are no assurances, management believes the Company will not incur any significant costs in connection with the outcome of this claim. In December 2006, this charge against ADM Cinema was dropped.

ITEM 6. EXHIBITS.

The exhibits are listed in the Exhibit Index beginning on page 36 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

(Registrant)

Date:	February 14, 2007	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 14, 2007	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.