Form 10KSB
period 2007-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2007-06-29
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 000-51910

___________________________________

Access Integrated Technologies, Inc.

(Name of Small Business Issuer in its Charter)

___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown, New Jersey 07960

(Address of principal executive offices)

(973) 290-0080

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended March 31, 2007 were $47,109,615.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $7.60 per share, the closing price of such common equity on the Nasdaq Global Market, as of June 22, 2007, was approximately $156,466,018. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 22, 2007, 24,009,073 shares of Class A Common Stock, $0.001 par value, and 763,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 9, 10, 11, 12 and 14 of Form 10-KSB is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on or about September 18, 2007.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

ACCESS INTEGRATED TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;
•	the performance of our targeted markets;
•	competitive product and pricing pressures;
•	changes in business relationships with our major customers;
•	successful integration of acquired businesses;
•	economic and market conditions;
•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and
•	the other risks and uncertainties that are set forth in Item 1, “Business” and Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we will no longer operate after May 1, 2007 (see Data Center Services discussion below). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at, what we believe to be, the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Media Services business is currently our primary strategic focus. Our Data Center Services were comprised of three leased IDCs that provided corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. We have decided to realign our resources and to dispose of our Data Center Services other than the businesses operated by Core Technology Services, Inc. (“Managed Services”) and by AccessIT through its Access Digital Server Assets (as defined below). The disposition of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company.

Digital Cinema Initiatives, LLC (“DCI”) was created in March 2002 as a joint venture of seven motion picture studios: Buena Vista Pictures Distribution (Disney), Twentieth Century Fox Film Corporation (Fox), Metro-Goldwyn-Mayer, Paramount Pictures, Sony Pictures Entertainment, Universal Studios, and Warner Bros. Studios. The primary purpose of DCI was to recommend uniform industry-wide specifications for digital cinema, in order to provide real benefits to theater audiences, theater owners, filmmakers and distributors. In June 2005, DCI announced recommendations regarding the final overall system requirements and specifications for digital cinema (the “DCI Recommendations”). The DCI Recommendations define technical specifications and requirements recommended for the mastering of, distribution of, and theatrical playback of digital cinema content. AccessIT’s processes and Systems (as defined below) operate in accordance with the DCI Recommendations.

In June 2005, in anticipation of the DCI Recommendations, we entered into a digital cinema framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”) through our then-newly formed indirectly wholly-owned subsidiary, Christie/AIX, Inc. (“Christie/AIX”) to purchase Christie’s digital cinema projection systems (the “Systems”) at agreed-upon prices to be installed nationwide (our “Digital Cinema Roll-Out”).

Each System, purchased by Christie/AIX from Christie, consists of a Digital Light Processor (or DLP) Cinema™ 2K projector, capable of both 2-D and 3-D display, a digital cinema server, and such other components and software and any applicable upgrades along with a central library server, with our Theatre Command Center software installed, connecting all Systems within a theatre complex, together with a storage array, computer rack, uninterrupted power source, main switch and patch panel.

Distributors can send us digital cinema movie content or alternative digital content as a digital cinema distribution master (“DCDM”), which the distributors developed under the DCI Recommendations and are encrypted and transported to exhibitors.

We believe our Digital Cinema Roll-Out requires four key components:

1.	Distribution management software
2.	Exhibition management software
3.	Managed digital media delivery
4.	A common platform to make hardware and software work together

Each of these four key components are provided within our Media Services.

MEDIA SERVICES

The Media Services reportable segment of our business consists of two primary activities: Digital Media Delivery and Entertainment Software. Digital Media Delivery is comprised of the operations of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). Entertainment Software is comprised of the operations of Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”) and certain software of DMS.

Digital Media Delivery

Operations of:	Services provided:
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

Pavilion Theatre	A fully functioning nine-screen movie theatre and digital showcase to demonstrate and test our integrated digital cinema solutions.
Christie/AIX

Financing vehicle and administrator for our Digital Cinema Roll-Out to motion picture exhibitors, collects virtual print fees (“VPFs”) from motion picture studios and alternative content fees (“ACFs”) from alternative content providers.

USM	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.

In March 2004, AccessDM acquired certain digital cinema related assets of the Boeing Company (the “Boeing Digital Asset Acquisition”).

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the “FiberSat Acquisition”).

In February 2005, through ADM Cinema, we acquired substantially all of the assets of the Pavilion Theatre located in the Park Slope section of Brooklyn, New York from Pritchard Square Cinema, LLC (the “Pavilion Theatre Acquisition”).

In June 2005, we formed Christie/AIX to purchase Systems for our Digital Cinema Roll-Out, under the Framework Agreement with Christie. In September 2005, pursuant to a second amendment to the Framework Agreement, Christie and Christie/AIX agreed to extend the number of Systems which may be ordered to 4,000 Systems.

In July 2006, we purchased all of the outstanding capital stock of USM from USM’s stockholders.

In January 2007, through our wholly owned subsidiary, The Bigger Picture, we purchased substantially all of the assets of BP/KTF, LLC (the “Bigger Picture Acquisition”).

Products

Current proprietary software of DMS for digital media delivery consists of the following:

Proprietary Software Product:	Purpose:
Digital Express e-Courier Services SM

Provides worldwide delivery of digital content, including movies, advertisements and alternative content such as concerts, seminars and sporting events to movie theaters and other venues having digital projection equipment.

The Digital Express e-Courier ServicesSM software makes interaction between the content originator (such as the motion picture studio) and the exhibitor easier:

•	Programming is viewed, booked, scheduled and electronically delivered through Digital Express e-Courier Services SM.

•	Once received, DCDMs are prepared for distribution employing wrapper technology, including the application of an additional layer of Advanced Encryption Standard encryption, for added security.

•

Designed to provide transparent control over the delivery process, Digital Express e-Courier Services SM provides comprehensive, real-time monitoring capabilities including a fully customizable, automatic event notification system, delivering important status information to customers through a variety of connected devices including cell phones, e-mail or pagers.

Current licensed software of Christie/AIX consists of the following:

Licensed Product:	Purpose:
Cinefence	• Detection of audio and video watermarks in content distributed through digital cinema.

In February 2006, Christie/AIX entered into an agreement with Philips Electronics Nederland B.V. (“Philips”) for a non-exclusive, worldwide right to use software license for Philips’ software Cinefence (the “Cinefence License”). The Cinefence License is for an initial period of twelve years and renews automatically each year unless terminated by either party upon written notice. Cinefence is a watermarking detector of audio and video watermarks in content distributed through digital cinema. Christie incorporates Cinefence into the Systems deployed with motion picture exhibitors participating in Christie/AIX’s Digital Cinema Roll-Out.

Market Opportunity

According to the Motion Picture Association, on average, there were approximately 530 new movie releases for each of the past two years. The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide. According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 38,000 screens located in the United States.

We believe that:

•

the demand for digital content delivery will increase as the movie, advertising and entertainment industries continue to convert to a digital format in order to achieve cost savings, greater flexibility and/or improved image quality;

•

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

•

the expanding use of digital content delivery will lead to an increasing need for digital content delivery, as the movie exhibition industry now has the capability to present advertisements, trailers and alternative entertainment in a digital format and in a commercially viable manner;

•

motion picture exhibitors may be able to profit from the presentation of new and/or additional advertising in their movie theaters and that alternative entertainment at movie theaters may both expand their hours of operation and increase their occupancy rates;

•

the demand for our digital content delivery is directly related to the number of movie releases each year, the number of movie screens those movies are shown on and the transition to digital presentations in those movie theatres;

•

the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema (according to Nash Information Services, LLC., the average film print costs $2,000 per print);

•

digital content delivery will help reduce the cost of illegal off-the-screen recording of movies with handheld camcorders due to the watermark technology being utilized in content distributed through digital cinema (according to the Motion Picture Association of America, this costs the worldwide movie exhibition industry an estimated $6.1 billion annually); and

•

recent surveys have shown that movie goers are becoming more accepting of theatre advertising, and that of the 38,000 screens located in the United States, 24,000 of them show some form of advertising.

To date, in connection with our Digital Cinema Roll-Out, we have entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternative content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to Christie/AIX. As of March 31, 2007, we have entered into master license agreements with nine motion picture exhibitors for the placement of Systems in movie theatres covering a total of 3,168 screens (including screens at AccessIT’s Pavilion Theatre) and we have installed 2,275 Systems. We expect to complete 4,000 System installations by October 31, 2007.

Intellectual Property

AccessDM has received United States service mark registrations for the following: AccessDM® and The Courier For The Digital Era®. AccessIT has received United States service mark registration for Access Digital Media® and AccessIT Satellite has received a United States service mark registration for Theater Command Center®.

AccessIT Satellite has applied for service mark registration for the name Theatre Command Center SM. As of March 31, 2007, AccessIT Satellite has not yet received United States service mark registration for this service mark.

Customers

Digital Media Delivery customers are mainly the motion picture studios and in-theatre advertising customers. For the fiscal year ended March 31, 2007, Christie/AIX’s and USM’s customers comprised 37.2% and 37.2% of the Digital Media Delivery revenues, respectively. Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues. Five customers, Sony Pictures Releasing Corporation, Disney Worldwide Services, Paramount Pictures, 20th Century Fox and Universal Pictures, each represented 10% or more of Christie/AIX revenues and together generated 73.7% and 27.4% of Christie/AIX and Digital Media Delivery revenues, respectively, and are also customers for Entertainment Software. We expect to continue to conduct business with these customers in fiscal year 2008.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

•

Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors and is currently testing a rollout plan;

•

National CineMedia, LLC (“NCM”), a venture of AMC, Cinemark USA, Inc. and Regal, which have joined to work on the development of a digital cinema business plan, primarily concentrated on in-theatre advertising, business meetings and non-feature film content distribution; and

•

DELUXE Laboratories, a wholly owned subsidiary of the Rank Group Plc, which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors.

These competitors have significantly greater financial, marketing and managerial resources than we do, have generated greater revenue and are better known than we are. However, we believe that DMS, through its technology and management experience, its development of software capable of delivering digital content electronically worldwide, its development of the Theatre Command Center software, and the complement of AccessIT SW’s software, differentiate us from our competitors by providing a competitive alternative to their forms of digital content delivery.

We expect to co-market Digital Media Delivery to the current and prospective customers of AccessIT SW, using marketing and sales efforts and resources of both companies, which would enable owners of digital content to securely deliver such digital content to their customers and, thereafter, to manage and track data regarding the presentation of the digital content, including different forms of audio and/or visual entertainment. As the digital content industry continues to develop, we may engage in other marketing methods, such as advertising and service bundling, and may hire additional sales personnel.

Seasonality

Digital Media Delivery revenues derived from our Pavilion Theatre and from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Government Regulation

The distribution of movies is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to motion picture exhibitors, on a movie-by-movie and theatre-by-

theatre basis. Consequently, motion picture exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis. AccessIT Satellite maintains a Federal Communications Commission (“FCC”) broadcast license related to our satellite transmission of content and should we violate any FCC laws, we may be subject to fines and or forfeiture of our broadcast license.

Our Pavilion Theatre must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such property is “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance. We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled and we intend to comply with future regulations in that regard.

Digital Media Delivery is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of Digital Media Delivery does not subject us to environmental laws in any material manner.

Entertainment Software

Operations of:	Services provided:
AccessIT SW

Develops and licenses software to the motion picture distribution and exhibition industries, provides services as an Application Service Provider (“ASP Service”), and provides software enhancements and consulting services.

DMS	Provides software for in-theatre management of movies and other content.

In November 2003, we acquired all of the capital stock of AccessIT SW, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada (the “AccessIT SW Acquisition”).

In June 2006, the Company, through its indirectly wholly-owned subsidiary, PLX Acquisition Corp. (“PLX Acquisition”), purchased substantially all the assets of PLX Systems Inc. (“PLX”) and Right Track Solutions Incorporated (“Right Track”). PLX Acquisition provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films. PLX’s and Right Track’s assets have been integrated into the operations of AccessIT SW.

Products

AccessIT SW provides proprietary software applications and services to support customers of varying sizes, through software licenses, its ASP Service which it hosts the application through Managed Services and client access via the Internet and provides outsourced film distribution services, called IndieDirect. Current proprietary software of AccessIT SW consists of the following:

Proprietary Software Product:	Purpose:
Theatrical Distribution System (“TDS”)

Enables United States motion picture studios to plan, book and account for movie releases and to collect and analyze related financial operations data and interfaces with DMS’ Digital Express e-Courier Services software.

Theatrical Distribution System (Global) (“TDSG “)

Enables international motion picture studios to plan, book and account for movie releases and to collect and analyze related financial operations data and interfaces with DMS’ Digital Express e-Courier Services software.

Exhibition Management System™ (“EMS™”)	Manages all key aspects of film planning, scheduling, booking and motion picture studios payment for exhibitors.
EMSa	Web-enabled version of EMS™.
Motion Picture Planning System (“MPPS”)	Plans and initiates movie release strategies using various movie criteria and historical performance data.
Media Manager System (“MMS”)	Facilitates the planning and tracking of newspaper advertising campaigns.
Digi-Central	Online marketplace in which buyers can search for available digital content, initiate transactions and coordinate delivery via DMS.
Royalty Transaction Solution (“RTS”)	An enterprise royalty accounting and licensing system built specifically for the entertainment industry.
Patent Asset Solution™ (“PAS”)	An enterprise software suite designed specifically to automate licensing and IP management activities.
Publishing Transaction Solution (“PTS”)	Manages music copyrights and licenses, provides song catalogs, status reporting, subpublishing process administration and royalty tracking and processing.

Distributed Software Product:	Purpose:
Vista Cinema Software (“Vista”)	Theatre ticketing software.

Current proprietary software of DMS for exhibition management consists of the following:

Proprietary Software Product:	Purpose:
Theatre Command Center (“TCC”)	Provides in-theatre management for use by digitally–equipped movie theaters and interfaces with DMS’ Digital Express e-Courier Services software.

Exhibition Management

We believe that our EMS™ system is one of the most powerful and comprehensive systems available to manage all key elements of motion picture exhibition. This fully supported solution can exchange information with every financial, ticketing, point-of-sale, distributor and data system to eliminate manual processes. Also, EMS™ is designed to create innovative revenue opportunities for motion picture exhibitors from the presentation of new and/or additional advertising and alternative entertainment in their movie theaters due to the expanding use of digital content delivery.

Our TCC system, provides in-theatre management for digitally–equipped movie theaters, enabling one to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager’s office or both.

Domestic Theatrical Distribution Management

AccessIT SW’s TDS product is currently licensed to several motion picture studios, including 20th Century Fox, Universal Studios, Lionsgate and the Weinstein Company. These studios comprised approximately 22.9%, 5.7%, 4.2% and 3.1%, respectively, of AccessIT SW’s revenues for the fiscal year ended March 31, 2007. Several distributors utilize AccessIT SW’s products through its ASP Service, including IDP, First Look, IFC Films, Magnolia Pictures, Freestyle Releasing, Maple Pictures, Director’s Limited and IFS. In addition, AccessIT SW licenses to customers other distribution-related software, including MPPS and MMS, which further automate and manage related aspects of movie distribution, including advertising, strategic theater selection and competitive release planning.

AccessIT SW also provides outsourced movie distribution services, specifically for independent film distributors and producers, through IndieDirect. The IndieDirect staff uses the TDS distribution software to provide back office movie booking, tracking, reporting, settlement, and receivables management services.

International Theatrical Distribution Management

In 2004, AccessIT SW began developing TDSG, an international version of our successful TDS application, to support worldwide movie distribution and has the capability to run either from a single central location or multiple locations. In December 2004, AccessIT SW signed an agreement to license TDSG to 20th Century Fox, who will implement the software in fourteen overseas territories, encompassing eighteen foreign offices. As with our North American TDS solution, the TDSG system seamlessly integrates with AccessIT’s digital content delivery, significantly enhancing our international market opportunities.

IP Rights and Royalty Management

AccessIT SW also provides software for the management of IP rights and royalties, called RTS, PAS and PTS, which were acquired in the acquisition of PLX.

Distributed Software

AccessIT SW also distributes Vista, a theatre ticketing solution, developed by Vista Entertainment Solutions Limited (“Vista Entertainment”) which is based in New Zealand. AccessIT SW is currently the only United States-based distributor of Vista to the United States theatre market. Under our distribution agreement with Vista Entertainment, AccessIT SW earns a percentage of license fees, maintenance fees and consulting fees generated from each Vista product we sell.

Research and Development

The Company’s research and development was $300 thousand and $330 thousand for the fiscal years ended March 31, 2006 and 2007, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at AccessIT SW related to the development of our digital software applications and various product enhancements to TDS and EMS™.

Market Opportunity

The customers for AccessIT SW’s existing software and consulting services consist principally of worldwide motion picture studios and North American motion picture exhibitor chains. Upon the completion of TDSG, our international version of TDS, we will have the ability to support worldwide movie distribution.

We believe that:

•

AccessIT SW’s products are becoming the industry standard method by which motion picture studios and exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment. Based upon certain industry figures, distributors using AccessIT SW’s TDS software, cumulatively managed 44.2% and 46.5% of the calendar year 2005 and 2006 United States theater box office revenues, respectively;

•

by adapting this system to serve the expanding digital entertainment industry, AccessIT SW’s products and services will be accepted as an important component in the digital content delivery and management business;

•	the continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers;
•	producing, buying and delivering media content through worldwide distribution channels is a highly fragmented and inefficient process; and
•

technologies created by AccessIT SW and the continuing development of and general transition to digital forms of media will help the digital content delivery and management business become increasingly streamlined, automated and enhanced.

Intellectual Property

AccessIT SW currently has intellectual property consisting of:

•	licensable software products, including TDS, TDSG, EMS™, MPPS, MMS, RTS, PAS and PTS;

•

domain names, including EPayTV.com, EpayTV.net, HollywoodSoftware.com, HollywoodSoftware.net, Indie-Coop.com, Indie-Coop.net, Indiedirect.com, IPayTV.com; PersonalEDI.com, RightsMart.com, RightsMart.net, TheatricalDistribution.com and Vistapos.com;

•

unregistered trademarks and service marks, including Coop Advertising V1.04, EMS ASP, Exhibitor Management System, Hollywood SW, Inc., HollywoodSoftware.com, Indie Co-op, Media Manager, On-Line Release Schedule, RightsMart, TDS and TheatricalDistribution.com; and

•	logos, including those in respect of Hollywood SW, TDS and EMS™.

Customers

Entertainment Software customers are principally worldwide motion picture studios. For the fiscal year ended March 31, 2007, three customers, Carmike Theatres, Twentieth Century Fox and Pacific Theatres, each represented 10% or more of Entertainment Software revenues and together generated 56.2% of Entertainment Software revenues. Twentieth Century Fox and Pacific Theatres together generated 42.0% of AccessIT SW’s revenues and Carmike Theatres generated 80.5% of DMS’ TCC revenues. Twentieth Century Fox is also a customer for Digital Media Delivery. We expect to continue to conduct business with both of these customers in fiscal year 2008.

Competition

Within the major motion picture studios and exhibition circuits, AccessIT SW’s principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties. Most motion picture studios that do not use the TDS software use their own in-house developed systems. Internationally, AccessIT SW is aware of one vendor based in the Netherlands providing similar software on a smaller scale. AccessIT SW’s movie exhibition product, EMS™, competes principally with customized solutions developed by the large exhibition circuits and at least one other competitor that has been targeting mid- to small-sized motion picture exhibitors. We believe that AccessIT SW, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

Government Regulation

Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our Entertainment Software products.

Entertainment Softwareis also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of Entertainment Software does not subject us to environmental laws in any material manner.

DATA CENTER SERVICES

In December 2006, we decided to realign our resources and dispose of our Data Center Services segment. The disposition of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company. In our consolidated financial statements for the quarter ended December 31, 2006, the operations of our Data Center Services were shown separately as discontinued operations based on our decision at that time to dispose of the entire segment. During the quarter ended March 31, 2007, we decided to retain our Managed Services business. In addition, during the quarter ended March 31, 2007, it was determined that the agreement being negotiated at such time with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) prevented us from continuing to classify the IDCs as discontinued operations as we retained significant involvement in the operations of the IDCs, because we are still the lessee of the relevant facilities until landlord consents can be obtained to assign each facility lease to FiberMedia.

The Data Center Services segment of our business consisted of two primary activities: our IDCs or Data Centers and Managed Services.

Operations of:	Services provided:
Data Centers	Provided services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment.
Managed Services	Provides information technology consulting services and managed network monitoring services through its Global Network Command Center (“GNCC”) and hosts AccessIT SW’s ASP Service.

In January 2004, we acquired Managed Services, a managed service provider of information technologies (the “Managed Services Acquisition”) which operates a 24x7 GNCC, capable of running the networks and systems of large corporate clients. The three largest customers of Managed Services accounted for approximately 60% of its revenues. The service capabilities of Managed Services have been integrated with our IDCs.

In January 2006, we purchased certain web hosting assets which have been integrated into the operations of Managed Services (the “Access Digital Server Assets”).

Data Centers

As of March 31, 2007, we operated three IDCs, one in New Jersey and two in New York City. In addition, we maintain an IDC in Chatsworth, California that is dedicated to AccessIT’s delivery of movies and other digital content to motion picture exhibitors worldwide.

Effective May 1, 2007, we entered into a master collocation agreement (“MCA”) with FiberMedia to operate the three IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease.

Managed Services

We have developed two distinct Managed Services offerings, Network and Systems Management and Managed Storage Services.

Network and Systems Management

We offer our customers the economies of scale of the GNCC with an advanced engineering staff. Our network and systems management services include:

•	network architecture and design;
•	systems and network monitoring and management;
•	data and voice integration;
•	project management;
•	auditing and assessment;
•	on site support for hardware installation and repair, software installation and update and a 24x7 user help desk;
•	a 24x7 Citrix server farm (a collection of computer servers); and
•	fully managed web hosting.

Managed Storage Services

Our managed storage services, known as AccessStorage-on-Demand, include:

•	hardware and software from such industry leaders as EMC Symmetrix, StorageTek and Veritas;
•	pricing on a per-gigabyte of usage basis which provides customers with reliable primary data storage that is connected to their computers;
•	the latest storage area network (“SAN”) technology and SAN monitoring by our GNCC; and
•

a disaster recovery plan for customers that have their computers located within one of our IDCs by providing them with a tape back-up copy of their data that may then be sent to the customer’s computer if the customer’s data is lost, damaged or inaccessible.

All managed storage services are available separately or may be bundled together with other services. Monthly pricing is based on the type of storage (tape or disk), the capacity used and the level of accessibility required.

Market Opportunity

We believe that:

•

this low-cost and customizable alternative to designing, implementing, and maintaining a large scale network infrastructure enables our clients to focus on information technology business development, rather than the underlying communications infrastructure; and

•	our ability to offer clients the benefits of a SAN storage system at a fraction of the cost of building it themselves, allows our clients to focus on their core business.

Intellectual Property

AccessIT has received United States service mark registration for the following service marks: Access Integrated Technologies®, AccessSecure®; AccessSafe®; AccessBackup®; AccessBusiness Continuance®; AccessVault®; AccessContent®; AccessColocenter®; AccessDataVault®; AccessColo®; and AccessStore®.

Customers

Our Managed Services customers mainly include major and mid-level networks and ISPs, various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses and the motion picture studio customers of our Media Services. For the fiscal year ended March 31, 2007, three customers, the Weinstein Company, Rothschild, Inc. and Kelley, Drye & Warren LLP (“KDW”), each represented 10% or more of Managed Service revenues and together generated 60% of our Managed Service revenues. Other than KDW, who is also outside legal counsel for the Company, we do not have any other relationships with these customers. We expect to continue to conduct business with both of these customers in fiscal 2008.

Competition

Many data center operators offer managed services to clients who co-locate servers in the operator owned data center. Our focus is on delivery of managed services inside the IDCs, now operated by FiberMedia, as a lead product for primary data center services and to also offer those services to clients who have servers outside the IDCs allowing us to offer remote server and network monitoring, server and network management and disaster recovery services.

Our competitors have greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. However, we believe that, by offering the IDCs now operated by FiberMedia along with related data center services, may differentiate us from our competition by providing a competitive bundled solution.

Government Regulation

Our Managed Services business is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Managed Services business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2007, we had 348 employees, of which 52, working primarily at the Pavilion Theatre, are part-time and 296 are full-time. Of our full-time employees, 120 are in sales and marketing, 97 are in operations, 14 are in research and development, 21 are in technical services, and 44 are in finance and administration. The Pavilion Theatre has a collective bargaining agreement with one union which covers three union projectionists, one of whom is a full-time employee.

ITEM 2. PROPERTY

Our businesses operated from the following leased properties at March 31, 2007.

Media Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (1)	March 2012 (3)	13,455
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen movie theatre	July 2022 (4)	31,120
Christie/AIX (2)
AccessIT SW	Auburn Hills, Michigan	Administrative offices	October 2010 (5)	1,203
	Hollywood, California	Administrative offices	December 2010 (6)	9,412
USM	St. Cloud, Minnesota	Administrative offices	July 2008 (7)	5,886
	Waite Park, Minnesota	Sales staff offices	January 2012 (7)	6,434
	Columbus, Ohio	Sales staff offices	August 2008 (7)	1,245
The Bigger Picture	Sherman Oaks, California	Administrative offices	January 2012 (7)	3,015

Data Center Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Data Centers	Jersey City, New Jersey	IDC facility	June 2009 (7)	12,198
	Manhattan Borough of New York City	IDC facility	July 2010 (8)	11,450
	Brooklyn Borough of New York City	IDC facility	January 2016 (7)	30,520
Managed Services (9)

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
AccessIT	Morristown, New Jersey	Executive offices	May 2009 (10)	5,237

(1)	Location contains a data center which we use as a dedicated digital content delivery site.
(2)	Employees share office space with AccessIT SW in Hollywood, California.
(3)	Lease has an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.
(4)	Lease has options to renew for two additional ten-year terms and contains a provision for the payment of additional rent if box office revenues exceed certain levels.
(5)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.
(6)	Lease has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.

(7)	There is no lease renewal provision.
(8)	Lease has options to renew for two additional five-year terms with twelve months prior written notice at the then prevailing market rental rate.
(9)	Operations of Managed Services work out of the IDC’s now operated by FiberMedia.
(10)	Lease has an option to renew for one additional four-year term with seven months prior written notice at the then prevailing market rental rate.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

CLASS A COMMON STOCK

Until the close of business on April 17, 2006, our Class A common stock (“Class A Common Stock”) traded publicly on the American Stock Exchange (“AMEX”) under the trading symbol “AIX”. Effective April 18, 2006, the Company’s Class A Common Stock began trading publicly on the Nasdaq National Market, now known as the Nasdaq Global Market (“NASDAQ”), under the trading symbol “AIXD”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by the AMEX and NASDAQ for the periods indicated:

	For the fiscal years ended March 31,
	2006		2007
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$10.01	$5.46	$14.73	$9.81
July 1 – September 30	$14.20	$9.06	$11.08	$7.98
October 1 – December 31	$11.55	$6.60	$11.30	$8.40
January 1 – March 31	$14.25	$10.15	$9.58	$5.23

The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on June 22, 2007 was $7.60 per share. As of June 22, 2007, there were approximately 110 holders of record of our Class A Common Stock.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”). Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder. As of June 22, 2007, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”).

SALES OF UNREGISTERED SECURITIES

On February 7, 2007, in connection with the Managed Services Acquisition in January 2004, the Company issued 3,394 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.

On March 31, 2007, pursuant to the Senior Notes (see Note 7), the Company issued 81,768 shares of Class A Common Stock as Additional Interest in payment of the quarterly interest on the Senior Notes, due March 31, 2007. The Company elected to pay the quarterly interest due March 31, 2007 in 78,720 shares of its Class A Common Stock. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007 to register the resale of such shares.

On March 31, 2007, the Company agreed to issue 30,000 shares of unregistered Class A Common Stock to one of the holders of the HS Notes (see Note 7) for their agreement to reduce their note and forego $150 of principal payments at the end of their note term.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2007. We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. We have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”) a business we will no longer operate after May 1, 2007. Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Media Services business is currently our primary strategic focus. Our Data Center Services were comprised of three leased IDCs that provided corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. We have decided to realign our resources and to dispose of our Data Center Services other than the businesses operated by Managed Services and by AccessIT through its Access Digital Server Assets. The disposition of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company.

As of March 31, 2007, we had two reportable segments: Media Services, which represents the operations of AccessIT SW, DMS, the Pavilion Theatre, Christie/AIX, USM and The Bigger Picture and Data Center Services, which consists of the operations of our three IDCs and the operations of Managed Services. Revenues for our reportable segments were ($ in thousands):

	Fiscal years ending March 31,
	2006		2007
Revenues:
Media Services	$9,909	59%	$40,781	87%
Data Center Services	6,886	41%	6,329	13%
Total Consolidated	$16,795		$47,110

In November 2005, we received notification from KMC that they would not renew the contracts for six out of seven IDC sites which were licensed by KMC, which contracts expired on December 31, 2005. In addition, certain other data center customer contracts expired over the next several months. Through December 31, 2005, the average monthly revenue from KMC for the expired contracts was approximately $144 thousand. Additionally, we had two other large data center customer contracts expired prior to July 1, 2006, which provided approximately $105 thousand of total monthly revenue. These contracts were not renewed, however, new contracts for IDC and Managed Services business partially offset these non-renewed contracts.

In connection with the expiration of the six KMC contracts, we exited the six leased IDC’s in which KMC was the sole or primary IDC customer. These six leases expired between December 31, 2005 and April 30, 2006 and were intended to terminate in conjunction with the associated KMC contract. We did not incur any significant costs in connection with the exit from the six IDC’s.

Effective May 1, 2007, we entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate our three remaining IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs are payable by FiberMedia through the term of each IDC lease. All future costs not fully reimbursed by FiberMedia have been included in the loss on disposition of assets for the fiscal year ended March 31, 2007.

We have incurred net losses of $17.1 million and $26.0 million in the fiscal years ended March 31, 2006 and 2007, respectively, and we have an accumulated deficit of $65.0 million as of March 31, 2007. We anticipate that, with our recent acquisitions and the operations of Christie/AIX and DMS, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a much lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Fiscal Years Ended March 31, 2006 and 2007

The following table sets forth, for the period indicated, the comparative changes to amounts included in our consolidated statements of operations.

($ in thousands)	Summary Operating Results For the Fiscal Years Ended March 31,
			Increase/(Decrease)
	2006	2007	$	%

Revenues	$16,795	$47,110	$30,315	181%

Costs and Expenses:
Direct operating	11,550	22,214	10,664	93%
Selling, general and administrative	8,887	18,565	9,678	109%
Provision for doubtful accounts	186	848	662	356%
Research and development	300	330	30	10%
Non-cash stock-based compensation	—	2,920	2,920	NM
Loss on disposition of assets	—	2,561	2,561	NM
Depreciation of property and equipment	3,693	14,699	11,006	298%
Amortization of intangible assets	1,308	2,773	1,465	112%
Total operating expenses	25,924	64,910	38,986	150%
Loss from operations before other income (expense)	(9,129)	(17,800)	8,671	95%

Interest income	316	1,425	1,109	351%
Interest expense	(2,237)	(7,273)	5,036	225%
Non-cash interest expense	(1,407)	(1,903)	496	35%
Debt conversion expense	(6,269)	—	(6,269)	(100)%
Other income (expense), net	1,603	(448)	2,051	128%
Net loss	$(17,123)	$(25,999)	$8,876	52%

*NM	Not meaningful

Revenues

Revenues were $16.8 million and $47.1 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $30.3 million or 181%. The increase was driven largely by the USM Acquisition (see Note 4), VPF revenues, license fees earned for our TCC software and the Bigger Picture Acquisition offset by reduced revenues from our IDCs. We expect Christie/AIX’s VPF revenues, and DMS digital distribution related revenues to significantly increase as an increasing number of Systems are placed into service by Christie/AIX in support of its Digital Cinema Roll-Out. We also expect USM cinema on-screen advertising revenues and alternative content distribution related revenues of The Bigger Picture to increase significantly as both will have operations for a full year.

Direct Operating Costs

Total direct operating costs were $11.5 million and $22.2 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $10.7 million or 93%. The increase was attributable to the USM Acquisition (see Note 4), payroll and other operating costs. We expect an increase in direct operating costs, primarily in payroll and other costs related to the impact of the operations of USM and The Bigger Picture for a full year, offset by reduced direct operating costs from our IDCs as those costs will be reimbursed by FiberMedia.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $8.9 million and $18.6 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $9.7 million or 109%. The increase was primarily due to the USM Acquisition (see Note 4) and increased company-wide staffing costs. We expect an increase in selling, general and administrative expenses mainly in payroll and other expenses related to the impact of the operations of USM and The Bigger Picture for a full year. As of March 31, 2006 and 2007 we had 140 and 348 employees, respectively, of which 54 and 52, respectively, were part-time employees and 0 and 115, respectively, were salespersons. We anticipate an increase in employees going forward as we expect to hire as employees some of the subcontracted technical staff we used during the fiscal year ended March 31, 2007.

Non-cash Stock-based Compensation Expense

Total non-cash stock-based compensation expense was $0 and $2.9 million for the fiscal years ended March 31, 2006 and 2007, respectively. We anticipate that we will experience a decrease in our total non-cash stock-based compensation expense as $2.8 million for the fiscal year ended March 31, 2007 related to the Company’s adoption of SFAS 123(R) (see Note 2).

Loss on Disposition of Assets

For the fiscal year ended March 31, 2007, we recognized a loss of $2.6 million on the disposition of assets related to our IDCs. Included in this loss was the write-off of all the IDC net assets as of March 31, 2007 and the estimated fiscal 2008 IDC net loss for those expenses not fully reimbursable by FiberMedia (see Note 14).

Depreciation Expense on Property and Equipment

Total depreciation expense was $3.7 million and $14.7 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $11.0 million or 298%. The increase was primarily attributable to the depreciation for the assets to support Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our total depreciation expense consistent with the depreciation of an increasing number of Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Amortization Expense of Intangible Assets

Total amortization expense was $1.3 million and $2.8 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $1.5 million or 112%. The increase was primarily attributable to the amortization of intangible assets due to the USM Acquisition and the Bigger Picture Acquisition (see Note 4). We anticipate that we will experience a slight increase in our total amortization expense as the intangible assets associated with both the USM Acquisition and the Bigger Picture Acquisition are expensed for a full fiscal year.

Interest Income

Total interest income was $0.3 million and $1.4 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $1.1 million or 351%. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand during the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, resulting from the funds received from the March 2006 Offering, the March 2006 Second Offering, the October 2006 Private Placement and borrowings from the GE Credit Facility (see Note 7)(each as defined below). We anticipate that we will experience a decrease in our interest income as the above mentioned funds are used for operations and for additional Systems purchased by Christie/AIX in support of its Digital Cinema Roll-Out.

Interest expense

Total interest expense was $2.2 million and $7.3 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $5.1 million or 225%. The increase was primarily due to the interest expense, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility (see Note 7) and interest associated with USM’s Excel Credit Facility and Excel Term Note (as defined in Note 7) offset by the reduced interest expense associated with the $7.6 million of 7% Convertible Debentures and $1.7 million of 6% convertible notes issued in February 2005 (the “6% Convertible Notes”) converted to equity. Additionally, the fiscal year ended March 31, 2006 included $730 thousand of debt issuance costs which was charged to interest expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of Christie/AIX’s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our interest expense consistent with the borrowings from the GE Credit Facility (see Note 7) by Christie/AIX in support of its Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $1.4 million and $1.9 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $0.5 million or 35%. The increase was primarily due to the value of the shares issued as payment of interest on the $22.0 million of Senior Notes (see Note 7) during the fiscal year ended March 31, 2007 versus non-cash interest expense for the fiscal year ended March 31, 2006 resulting from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bore interest at 7% per year), the 5-Year Notes and $1.0 million that was expensed for the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures. We do not anticipate any significant increase in our non-cash interest expense.

Debt conversion expense

Total debt conversion expense was $6.3 million and $0 for the fiscal years ended March 31, 2006 and 2007, respectively. The prior year included the value of the New Shares (as defined in Note 7) and New Warrants (as defined in Note 7) issued as a result of the conversion of the $7.6 million Convertible Debentures in August 2005.

Other Income (Expense), Net

Total other income, net was $1.6 million for the fiscal year ended March 31, 2006 compared to other expense, net of $0.5 million for the fiscal year ended March 31, 2007, an increase in expense of $2.1 million or 128%. The increase in expense was directly attributable to other income resulting from the change in value of the July 2005 Private Placement Warrants (as defined in Note 8) and the New Warrants in the fiscal year ended March 31, 2006, while there was no such other income in the fiscal year ended March 31, 2007.

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

In December 2005, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf”), which was declared effective on January 13, 2006. The Shelf provided that the Company may offer and sell in one or more offerings up to $75.0 million of any combination of the following securities: Class A Common Stock, preferred stock in one or more series and warrants to purchase common stock or preferred stock. The proceeds from sales of securities under this shelf registration were used for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX’s Digital Cinema Roll-Out, and for general working capital.

In August 2006, Christie/AIX, an indirect wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, Christie/AIX may draw up to $217.0 million in the form of a senior secured multi draw term loan (the “GE Credit Facility”), in one or more borrowings. Proceeds from the Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with Christie/AIX’s Digital Cinema Roll-Out and to pay transaction fees and expenses related to the Credit Facility, and for certain other specified purposes. The remaining cost of the Systems would be funded from other sources of capital including contributed equity. As of March 31, 2007, the Company had borrowed $134.6 million under the GE Credit Facility at a weighted average interest rate of 9.87%. The Credit Agreement contains certain restrictive covenants that restrict Christie/AIX and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”). The net proceeds of approximately $21.0 million from the October 2006 Private Placement will be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors, other than Christie/AIX and USM and their respective subsidiaries entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Senior Notes contain certain restrictive covenants that restrict the Company and the Subsidiary Guarantors from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee the Senior Notes, making certain investments and modifying authorized capital.

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

In March 2006, in connection with the Shelf, the Company entered into a purchase agreement with two underwriters for 5,126,086 registered shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Offering”) for gross proceeds of $51.3 million, which was completed on March 17, 2006. The Company granted the underwriters a 30-day option to purchase up to an additional 768,913 shares of Class A Common Stock at a price to the public of $10.00 per share (the “March 2006 Second Offering”) to cover over-allotments, which was exercised by the underwriters on March 21, 2006 for gross proceeds of $7.7 million and was completed on March 24, 2006. The Company used the estimated net proceeds from the March 2006 Offering and the March 2006 Second Offering of approximately $54.6 million, for the purchase, installation and maintenance of Systems by Christie/AIX in connection with Christie/AIX’s Digital Cinema Roll-Out and for general corporate purposes. The securities were offered by the Company pursuant to the Shelf.

As a result of the January 2006 Offering, the March 2006 Offering and the March 2006 Second Offering, substantially all of the Shelf amount of $75.0 million has been utilized. The de minimus remainder was deregistered.

As of March 31, 2007, Christie/AIX has paid $164.9 million for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out.

As of March 31, 2007, we had cash and cash equivalents of $29.4 million and our working capital was $11.8 million.

Operating activities used net cash of $5.5 million and $19.2 million for the fiscal years ended March 31, 2006 and 2007, respectively. The increase in cash used by operating activities was primarily due to an increase of accounts receivable related to the USM Acquisition and the reduction of accounts payable and accrued expenses and an increased net loss offset by adjustments not requiring cash, specifically depreciation and amortization, non-cash stock-based compensation, loss on disposition of assets and non-cash interest expense.

Investing activities used net cash of $50.9 million and $135.3 million for the fiscal years ended March 31, 2006 and 2007, respectively. The increase was due to the purchase of and deposits paid for additional digital cinema projection systems and other assets, primarily in connection with Christie/AIX’s Digital Cinema Roll-Out along with the purchase of PLX and USM (see Note 4) offset by the maturities and sales of available-for-sale investment securities. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of Christie/AIX’s Digital Cinema Roll-Out.

Financing activities provided net cash of $88.2 million and $147.2 million for the fiscal years ended March 31, 2006 and 2007, respectively. The increase was primarily due to the net proceeds from the GE Credit Facility (see Note 7) and the October 2006 Private Placement (see Note 7) offset slightly by the repayments of notes payable, credit facilities and debt issuance costs.

We have acquired property and equipment under a non-cancelable long-term capital lease obligation that expires July 2022. As of March 31, 2007, we had an outstanding capital lease obligation of $6.0 million. Our capital lease obligation is at the following location and in the following principal amount ($ in thousands):

Location	Purpose of capital lease	Outstanding Capital Lease Obligation

The Pavilion Theatre	For building, land and improvements	$5,978

As of March 31, 2007, minimum future capital lease payments (including interest) totaled $17.5 million, are due as follows ($ in thousands):

For the fiscal years ending March 31,
2008	$1,128
2009	1,128
2010	1,128
2011	1,128
2012	1,128
Thereafter	11,884
$17,524
Less: interest	(11,546)
Outstanding capital lease obligation	$5,978

As of March 31, 2007, obligations under non-cancelable operating leases totaled $14.0 million, including the amounts for the IDCs currently being operated by FiberMedia (see Note 14), are due as follows ($ in thousands):

For the fiscal years ending March 31,

2008	$3,074
2009	3,067
2010	2,521
2011	1,606
2012	1,033
Thereafter	2,705
$14,006

As of March 31, 2007, obligations under theatre agreements with exhibitors for displaying cinema advertising totaled $13.5 million, are due as follows ($ in thousands):

For the fiscal years ending March 31,

2008	$4,829
2009	3,303
2010	1,242
2011	691
2012	584
Thereafter	2,874
$13,523

As of March 31, 2007, all of our purchase obligations for Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out have been included in our consolidated financial statements.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under the GE Credit Facility (see Note 7), interest on the Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if working capital decreased. The restrictions imposed by the Senior Notes and the Credit Agreement may limit the ability of the Company to obtain financing, make it more difficult to satisfy the Company’s debt obligations or require the Company to dedicate a substantial portion of the Company’s cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand, cash receipts from existing operations and funds available under the GE Credit Facility (see Note 7), will be sufficient to permit us meet our obligations through March 31, 2008.

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

Subsequent Events

In April 2007, in connection with the USM Acquisition (see Note 4) and the achievement of certain digital cinema deployment milestones, the Company issued 67,906 shares of the Company’s Class A Common Stock, with a value of $512, to the USM Stockholders as additional purchase price.

Effective May 1, 2007, we entered into the MCA with FiberMedia to operate our three remaining IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC are payable by FiberMedia through the term of each IDC lease. All future costs not fully reimbursed by FiberMedia have been included in the loss on disposition of assets.

In May 2007, the Company ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $16,500, and in connection with this order, Christie provided $5,000 of vendor financing (the “Christie Note”). The Christie Note may be prepaid and matures in July 2008.

Subsequent to March 31, 2007, under the Plan (see Note 8), the Company granted 8,500 stock options to employees and 50,000 stock options to five non-employee members of our Board, all at an exercise price range from $6.01 to $7.60 per share.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

ACCESS INTEGRATED TECHNOLOGIES, INC.

[EISNER LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Access Integrated Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Access Integrated Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Access Integrated Technologies, Inc. and subsidiaries as of March 31, 2006 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements to reduce the deferred tax valuation allowance and goodwill in connection with prior year business combinations. Also as discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/ Eisner LLP

Florham Park, New Jersey

June 28, 2007

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31,
	2006 (Restated)	2007
ASSETS

Current assets
Cash and cash equivalents	$36,641	$29,376
Investment securities	24,000	—
Accounts receivable, net	1,593	18,504
Unbilled revenue	1,492	3,882
Prepaid expenses and other current assets	700	1,988
Note receivable, current portion	43	101
Total current assets	64,469	53,851
Deposits on property and equipment	8,673	8,513
Property and equipment, net	35,878	197,452
Intangible assets, net	2,056	19,432
Capitalized software costs, net	1,680	2,840
Goodwill	7,705	13,249
Accounts receivable, net of current portion	—	248
Deferred costs	148	4,627
Note receivable, net of current portion	1,122	1,227
Unbilled revenue, net of current portion	42	1,221
Security deposits	389	445
Restricted cash	180	180
Total assets	$122,342	$303,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,282	$30,489
Current portion of notes payable	1,203	2,480
Current portion of customer security deposits	176	129
Current portion of capital leases	89	75
Current portion of deferred revenue	768	8,871
Current portion of deferred rent expense	100	—
Total current liabilities	15,618	42,044
Notes payable, net of current portion	1,948	164,196
Customer security deposits, net of current portion	40	54
Deferred revenue, net of current portion	66	283
Capital leases, net of current portion	5,978	5,903
Deferred rent expense, net of current portion	918	—
Total liabilities	24,568	212,480
Commitments and contingencies (Note 9)
Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 22,059,567 and 23,988,607 shares issued and 22,008,127 and 23,937,167 shares outstanding at March 31, 2006 and March 31, 2007, respectively	22	24
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 925,811 and 763,811 shares issued and outstanding, at March 31, 2006 and March 31, 2007, respectively	1	1
Additional paid-in capital	136,929	155,957
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(39,006)	(65,005)
Total stockholders’ equity	97,774	90,805
Total liabilities and stockholders’ equity	$122,342	$303,285

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Fiscal Years Ended
	March 31,
	2006 (Restated)	2007
Revenues	$16,795	$47,110

Costs and expenses:
Direct operating	11,550	22,214
Selling, general and administrative	8,887	18,565
Provision for doubtful accounts	186	848
Research and development	300	330
Non-cash stock-based compensation	—	2,920
Loss on disposition of assets	—	2,561
Depreciation of property and equipment	3,693	14,699
Amortization of intangible assets	1,308	2,773
Total operating expenses	25,924	64,910
Loss from operations before other income (expense)	(9,129)	(17,800)

Interest income	316	1,425
Interest expense	(2,237)	(7,273)
Non-cash interest expense	(1,407)	(1,903)
Debt conversion expense	(6,269)	—
Other income, net	1,603	(448)
Net loss	$(17,123)	$(25,999)

Net loss per common share:
Basic and diluted	$(1.22)	$(1.10)

Weighted average number of common shares outstanding:
Basic and diluted	14,086,001	23,729,763

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the fiscal years ended
	March 31,
	2006 (Restated)	2007
Cash flows from operating activities
Net loss	$(17,123)	$(25,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	6
Loss on disposition of assets	—	2,561
Depreciation and amortization	5,001	17,472
Amortization of software development costs	547	840
Debt issuance costs included in interest expense	730	646
Provision for doubtful accounts	186	848
Non-cash stock-based compensation	—	2,920
Non-cash interest expense	1,407	1,903
Gain on available-for-sale securities	—	(393)
Net fair value change of Class A common stock warrants	(1,660)	—
Debt conversion expense	6,269	—
Changes in operating assets and liabilities:
Accounts receivable	(832)	(9,451)
Prepaids and other current assets	(111)	(289)
Unbilled revenue	(915)	(3,602)
Other assets	(449)	(119)
Accounts payable and accrued expenses	1,662	(5,989)
Deferred Revenues	(145)	(411)
Other liabilities	(55)	(133)
Net cash used in operating activities	(5,488)	(19,190)

Cash flows from investing activities
Purchases of property and equipment	(17,392)	(118,602)
Deposits paid for property and equipment	(8,673)	(36,887)
Purchases of intangible assets	(21)	(3)
Additions to capitalized software costs	(606)	(1,015)
Payment of additional purchase price related Managed Services	—	(14)
Acquisition of PLX Systems	—	(1,640)
Acquisition of UniqueScreen Media	—	(1,172)
Acquisition of The Bigger Picture	—	(337)
Purchase of available-for-sale securities	(24,000)	(9,000)
Maturities and sales of available-for-sale securities	—	33,393
Restricted short-term investment	(180)	—
Net cash used in investing activities	(50,872)	(135,277)

Cash flows from financing activities
Repayment of notes payable	(1,697)	(5,397)
Proceeds from notes payable	—	727
Repayment of credit facilities	—	(2,943)
Proceeds from credit facilities	—	138,077
Proceeds from Senior Notes	—	22,000
Payments of debt issuance costs	—	(5,054)
Principal payments on capital leases	(424)	(96)
Costs associated with prior year issuance of Class A common stock	—	(251)
Net proceeds from issuance of Class A common stock	90,343	139
Net cash provided by financing activities	88,222	147,202
Net increase (decrease) in cash and cash equivalents	31,862	(7,265)
Cash and cash equivalents at beginning of period	4,779	36,641
Cash and cash equivalents at end of period	$36,641	$29,376

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2005 as previously reported	9,433,328	$9	965,811	$1	(51,440)	$(172)	$32,696	$(21,487)	$11,047
Cumulative effect of restatement								(396)	(396)

Balances as of March 31, 2005 as restated	9,433,328	$9	965,811	$1	(51,440)	$(172)	$32,696	$(21,883)	$10,651

Issuance of common stock in connection with exercise of warrants and stock options	395,305	—	—	—	—	—	1,801	—	1,801

Issuance of common stock in connection with the July 2005 Private Placement	1,909,115	2	—	—	—	—	16,719	—	16,721

Issuance of common stock in connection with the January 2006 Offering	1,500,000	2	—	—	—	—	14,495	—	14,497

Issuance of common stock in connection with the March 2006 Offering and the March 2006 Second Offering	5,894,999	6	—	—	—	—	54,753	—	54,759

Issuance of common stock in lieu of redeeming the Boeing Shares	53,534	—	—	—	—	—	250	—	250

Issuance of common stock in payment of interest on Convertible Debentures	17,758	—	—	—	—	—	146	—	146

Issuance of common stock in connection with the conversion of the Convertible Debentures	2,507,657	3	—	—	—	—	11,040	—	11,043

Issuance of common stock in connection with the conversion of the 6% Convertible Notes	307,871	—	—	—	—	—	1,699	—	1,699

Conversion of Class B shares to Class A	40,000	—	(40,000)	—	—	—	—	—	—

Transfer to equity of liability relating to warrants upon registration effectiveness	—	—	—	—	—	—	3,330	—	3,330

Net loss as restated	—	—	—	—	—	—	—	(17,123)	(17,123)
Balances as of March 31, 2006 as restated	22,059,567	$22	925,811	$1	(51,440)	$(172)	$136,929	$(39,006)	$97,774

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balances as of March 31, 2006 as restated	22,059,567	$22	925,811	$1	(51,440)	$(172)	$136,929	$(39,006)	$97,774

Issuance of common stock in connection with exercise of warrants and stock options	15,750	—	—	—	—	—	138	—	138

Issuance of common stock in connection with the purchase of the Access Digital Server Assets	23,445	—	—	—	—	—	308	—	308

Issuance of common stock in connection with the acquisition of USM	974,184	1	—	—	—	—	9,999	—	10,000

Issuance of common stock in connection with the acquisition of The Bigger Picture	460,000	1	—	—	—	—	3,923	—	3,924

Issuance of common stock in payment of interest on Senior Notes	260,267	—	—	—	—	—	1,811	—	1,811

Issuance of common stock in connection with the additional purchase price of Managed Services	3,394	—	—	—	—	—	30	—	30

Issuance of common stock as payment for the reduction of principal due under the HS Notes	30,000	—	—	—	—	—	150	—	150

Costs associated with prior year issuance of common stock	—	—	—	—	—	—	(251)	—	(251)

Conversion of Class B shares to Class A	162,000	—	(162,000)	—	—	—	—	—	—

Non-cash stock compensation expense	—	—	—	—	—	—	2,920	—	2,920

Net loss	—	—	—	—	—	—	—	(25,999)	(25,999)
Balances as of March 31, 2007	23,988,607	$24	763,811	$1	(51,440)	$(172)	$155,957	$(65,005)	$90,805

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2006 and 2007

($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

AccessIT was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”) a business we will no longer operate after March 31, 2007. Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Media Services business is currently our primary strategic focus. Our Data Center Services were comprised of three leased IDCs that provided corporate customers with secure and fail-safe off-site locations to house their computer and telecommunications equipment, as well as related services such as equipment monitoring and back-up and protection of customers’ data. We have decided to realign our resources and to dispose of our Data Center Services other than the businesses operated by Managed Services and by AccessIT through its Access Digital Server Assets. The disposition of our Data Center Services represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2006 and 2007, the Company incurred net losses of $17,123 and $25,999, respectively, and cash used in operating activities of $5,488 and $19,190, respectively. In addition, the Company has an accumulated deficit of $65,005 as of March 31, 2007. At March 31, 2007, the Company also has debt service requirements (including interest and excluding non-cash interest) of $16,392 for the fiscal year 2008. Management expects that the Company will continue to generate losses for the foreseeable future. Certain of these costs could be reduced if working capital decreased. Based on the Company’s cash position at March 31, 2007, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through March 31, 2008. The Company may attempt to raise additional capital from various sources for equipment requirements related to our Digital Cinema Roll-Out or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of AccessIT, DMS, AccessIT SW, Managed Services, the Pavilion Theatre, Christie/AIX, USM and The Bigger Picture. We have eliminated all intercompany transactions and balances in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in purchase business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Certain reclassifications of prior period data have been made to conform to the current presentation.

RESTATEMENT

During the fiscal year ended March 31, 2004, in connection with the AccessIT SW Acquisition and the Managed Services Acquisition, the Company recorded deferred tax liabilities totaling $1,605, with an offsetting increase to goodwill. The Company has determined that it was not appropriate to record the offsetting increase to goodwill, as the acquired taxable temporary differences are expected to reverse in the same period that pre-existing deductible temporary differences are expected to reverse.  Furthermore, a full valuation allowance has consistently been applied against the gross deferred tax assets related to such deductible temporary differences.  As such, the acquisition of taxable temporary differences should have resulted in a corresponding decrease to the valuation allowance, and not have given rise to a net deferred tax liability. The recording of these amounts had the effect of overstating assets and liabilities, and also understating the Company’s net losses, due to the amortization of the previously recorded net deferred tax liability that had been shown as an income tax benefit. Therefore, the Company has revised its accounting for the transactions and restated its previously issued annual and interim consolidated financial statements to reduce the valuation allowance and reduce goodwill.

The following is a summary of the impact of the restatement on the Company’s Consolidated Statements of Operations and Cash Flows for the year ended March 31, 2006, the Consolidated Balance Sheet at March 31, 2006:

	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations and Cash Flows
Income tax benefit	$311	$(311)	$-
Net loss	$(16,812)	$(311)	$(17,123)

Consolidated Balance Sheet
Goodwill	$9,310	$(1,605)	$7,705
Net deferred tax liability	$898	$(898)	$—
Accumulated deficit	$(38,299)	$(707)	$(39,006)

Footnote Disclosure
Valuation Allowance	$(11,083)	$898	$(10,185)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

INVESTMENT SECURITIES

The items classified as investment securities were principally auction rate perpetual preferred securities. The Company classified all investment securities as available-for-sale. Securities accounted for as available-for-sale were required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. The securities that the Company had classified as available-for-sale generally traded at par and as a result typically did not have any realized or unrealized gains or losses.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment	3-5 years
Digital cinema projection systems	10 years
Other projection system equipment	5 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-6 years
Vehicles	5 years

Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments. The Company’s customer base is primarily composed of businesses throughout the United States. The Company routinely assesses the financial strength of its customers and the status of its accounts receivable and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a result, believes that its accounts receivable credit risk exposure beyond such allowance is limited. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

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

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of March 31, 2007, our finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks, Federal Communications Commission licenses (for satellite transmission services), and a liquor license (for the Pavilion Theatre) which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, the Pavilion Theatre, PLX, USM and The Bigger Picture. Goodwill related to the acquisition of the Pavilion Theatre was reduced in September 2005 in connection with the early retirement of the outstanding note payable (see Note 7). In September 2006, the amount of goodwill related to the Pavilion Theatre was reduced by $107 for the remaining unpaid amount related to the holdback of funds at the time of purchase. In March 2007, it was determined that a deferred tax asset should have been recorded for the AccessIT SW Acquisition and the Managed Services Acquisition and goodwill was reduced by $1,605, as discussed previously.

Information related to the segments of the Company and its subsidiaries regarding goodwill is detailed below:

	Media Services	Data Center Services	Corporate	Total
Balance as of March 31, 2005	$8,747	$11	$—	$8,758
Reduction due to the early retirement of outstanding note payable (see Note 7)	(1,057)	—	—	(1,057)
Additional costs related to the FiberSat Acquisition	4	—	—	4
Balance as of March 31, 2006	$7,694	$11	$—	$7,705
Additional purchase price related to Managed Services	—	212	—	212
PLX Acquisition	442	—	—	442
USM Acquisition	3,280	—	—	3,280
Bigger Picture Acquisition	1,717	—	—	1,717
Reduction due to the holdback of funds related to the Pavilion Theatre	(107)	—	—	(107)
Balance as of March 31, 2007	$13,026	$223	$—	$13,249

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for these software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 states that there are three distinct stages to the software development process for internal use software. The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives. The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing. The final stage, the implementation stage, includes the activities associated with placing a software project into service. All activities included within the preliminary project stage would be considered research and development and expensed as incurred. During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2006 and 2007, respectively. Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2006 and 2007 amounted to $547 and $840, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. For the fiscal years ended March 31, 2006 and 2007, unbilled receivables under such customized software development contracts aggregated $1,492 and $1,405, respectively.

REVENUE RECOGNITION

Media Services

Our Media Services revenues are generated as follows:

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

Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).
Cinema advertising service revenues and distribution fee revenues.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)

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

Distribution fee revenue is recognized for the theatrical distribution of third party feature films and alternative content at the time of exhibition based on the Company’s participation in box office receipts. The Company has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Data Center Services

Our Data Center Services revenues were generated as follows:

Revenues consist of:	Accounted for in accordance with:
License fees for data center space, web hosting fees, electric, cross connect fees and riser access charges, non-recurring installation and consulting fees, network monitoring and maintenance fees.	SAB No. 104

IDC revenues were recognized ratably over the term of the contract, generally one to nine years. Certain customer contracts contained periodic increases in the amount of license fees for data center space to be paid, and were recognized as license fee revenues on a straight-line basis over the term of the contracts. Installation fees were recognized on a time and materials basis in the period in which the services were provided and represent the culmination of the earnings process as no significant obligations remain. Amounts collected prior to satisfying revenue recognition criteria were classified as deferred revenue. Amounts satisfying revenue recognition criteria prior to billing were classified as unbilled revenue.

Managed Services’ revenues, which consist of monthly recurring billings pursuant to network monitoring and maintenance contracts, are recognized as revenues in the month earned, and other non-recurring billings are recognized on a time and materials basis as revenues in the period in which the services were provided.

Effective May 1, 2007, the Company entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate the IDCs. FiberMedia operates a network of geographically distributed IDCs. The Company assigned its IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, the Company will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC are payable by FiberMedia through the term of each IDC lease.

DIRECT OPERATING COSTS

Direct operating costs consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, film rent expense, amortization of capitalized software development costs, exhibitors payments for displaying cinema advertising and other deferred expenses, such as advertising production, post production and technical support related to developing and displaying advertising. These other deferred expenses are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 8. Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Pro forma disclosure is no longer an alternative.

Effective March 8, 2006, the compensation committee of the Company’s Board of Directors (the “Board”) approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans. The primary purpose of the acceleration was to eliminate the impact of $3,098 of future non-cash stock-based compensation expense, of which $1,410 is related to stock options held by our executive officers and members of the Board, that would have been recognized over the next three years as the stock options vested as a result of adopting SFAS No. 123(R). We will not be required to recognize future compensation expense for the accelerated stock options under SFAS No. 123(R) unless further modifications are made to the stock options, which are not anticipated.

The Company adopted SFAS 123(R) using the “modified prospective” method in which non-cash stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. At the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006, the expansion of the Company’s stock incentive plan was approved by the shareholders. For the fiscal year ended March 31, 2007, non-cash stock-based compensation expense of $2,920 was recorded, of which $2,779 related to the 436,747 stock options awarded in excess of options eligible to be granted under the Company’s stock incentive plan prior to its expansion, $141 relates to stock options granted on or after April 1, 2006, and $205 relates to accrued bonus payments to be issued in the form of equity. The Company has estimated that the non-cash stock-based compensation expense, using a Black-Scholes option valuation model, related to such stock options will be approximately $300 in fiscal 2008.

Previously, the Company accounted for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, stock-based compensation expense was recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company followed the disclosure standards of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosures”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which required the Company to provide pro forma net loss and net loss per share disclosures for stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended March 31, 2006:

Net loss as restated	$(17,123)
Add: Non-cash stock-based compensation expense included in net loss	—
Less: Non-cash stock-based compensation expense determined under fair-value based method	(4,866)
Pro forma net loss	$(21,989)

Basic and diluted net loss per share:
As reported	$(1.22)
Pro forma	$(1.56)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions for the year ended March 31, 2006:

Weighted-average risk-free interest rate	4.2%
Dividend yield	—
Expected life (years)	10
Weighted-average expected volatility	88.4%

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS

Computations of basic and diluted net loss per share of the Company’s Common Stock have been made in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted net losses per share have been calculated as follows:

Basic and diluted net loss per share =	Net loss
Weighted average number of common shares outstanding during the period

Shares issued and reacquired during the period are weighted for the portion of the period that they were outstanding.

The Company has incurred net losses for the fiscal years ended March 31, 2006 and 2007 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive. Potentially dilutive shares excluded from the computations aggregated 2,712,993 and 2,827,743 for the fiscal years ended March 31, 2006 and 2007, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and No. 140. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 155 on April 1, 2007 and does not believe it will be affected by its adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 140”) (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value if practicable and clarifies certain points of SFAS140. SFAS 156 is effective for fiscal years that begin after September 15, 2006. The Company is currently reviewing the impact, if any, that SFAS 156 will have on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 on April 1, 2007 and does not believe it will be affected by its adoption.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires the reporting entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A reporting entity with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company plans to adopt SFAS 158 on April 1, 2007 and does not believe it will be affected by its adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted provided the entity also elects to apply the provisions of SFAS 157. The Company is currently reviewing the impact, if any, that SFAS 159 will have on its consolidated financial statements.

3.	PREVIOUSLY REPORTED DISCONTINUED OPERATIONS

In the Company’s consolidated financial statements for the quarter ended December 31, 2006, the operations of Data Center Services were shown separately as discontinued operations based on the Company’s decision at that time to realign its resources and to dispose of the Data Center Services segment. The disposition of our Data Center Services represented a strategic realignment of our technical and financial resources, thus enabling the Company to focus on what the Company believes are more profitable business opportunities. During the quarter ended March 31, 2007, the Company decided to retain our Managed Services business. In addition, during the quarter ended March 31, 2007, it was determined that the agreement being negotiated with FiberMedia prevented the Company from continuing to classify the IDCs as discontinued operations as the Company retained significant involvement in the operations of the IDCs. The Company remains as the lessee of the relevant facilities until such time that landlord consents can be obtained to assign each facility lease to FiberMedia. As a result, the IDCs will be shown as a part of continuing operations. For the fiscal year ended March 31, 2007, the Company recorded a loss on the disposition of the IDC assets of $2,561.

4.	ACQUISITIONS

On January 1, 2006, the Company purchased the domain name, website, customer list and the IP address space of Ezzi.net and certain data center-related computer equipment of R & S International, Inc. (together the “Access Digital Server Assets”). The Access Digital Server Assets were acquired to complement our existing Data Center Services business and are primarily used for web hosting applications. The purchase price of $448 included a cash payment of $140 and 23,445 shares of unregistered Class A Common Stock issued in April 2006 valued at $308.

In June 2006, the Company, through its indirect wholly-owned subsidiary, PLX Acquisition Corp., purchased substantially all of the assets of PLX Systems Inc. (“PLX”). The results of PLX’s operations have been included in the consolidated financial statements since June 1, 2006. PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films, to movie-goers in addition to supporting IP license contract management, royalty processing, revenue reporting and billing.

The total purchase price of $1,640, including estimated transaction costs, allocated to the net assets acquired based upon the results of an appraisal of fair value, was as follows:

Accounts receivable	$73
Prepaid expenses and other current assets	27
Property and equipment	45
Intangible assets	209
Capitalized software costs	984
Goodwill	442
Total assets acquired	1,780

Deferred revenues	140
Total liabilities assumed	140
Net assets acquired	$1,640

In July 2006, the Company acquired 100% of the issued and outstanding stock of USM (the “USM Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash, and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204 (see Note 7). The results of USM’s operations have been included in the consolidated financial statements since August 1, 2006. The Company also agreed to pay to the USM Stockholders additional purchase price, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. The Company also assumed $5,914 of USM’s debt, of which $5,598 relates to USM’s revolving credit facility (see Note 7).

The total purchase price of approximately $16,400, including estimated transaction costs, allocated to the net assets acquired based upon the results of an appraisal of fair value, was as follows:

Accounts receivable	$7,304
Prepaid expenses and other assets	970
Property and equipment	2,849
Customer relationships	9,020
Theatre relationships	6,500
Other intangible assets	1,000
Goodwill	3,280
Deferred Costs	71
Note receivable	100
Total assets acquired	31,094

Accounts payable and accrued expenses	1,300
Deferred revenues	7,498
Notes payable	5,914
Capital leases	7
Total liabilities assumed	14,719
Net assets acquired	$16,375

In December 2006, USM’s revolving credit facility, assumed in the USM Acquisition, was converted into a term loan (see Note 7).

In January 2007, the Company purchased substantially all of the assets and assumed certain liabilities of BP/KTF, LLC, a subsidiary of privately-held Sabella Dern Entertainment (“BP/KTF”) for 460,000 shares of the Company’s Class A Common Stock. The results of Bigger Picture’s operations have been included in the consolidated financial statements since February 1, 2007. The Company also agreed to pay BP/KTF additional purchase price in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met.

The total purchase price of approximately $4,300, including estimated transaction costs, allocated to the net assets acquired based upon the results of an appraisal of fair value, was as follows:

Unbilled revenue	$1,394
Property and equipment	16
Customer relationships and contracts	3,058
Other intangible assets	360
Goodwill	1,717
Total assets acquired	6,545

Accounts payable and accrued expenses	1,134
Deferred revenues	1,150
Total liabilities assumed	2,284
Net assets acquired	$4,261

The following pro forma information shows the results of operations for the fiscal years ended March 31, 2006 and 2007, as though the above acquisitions had occurred at the beginning of each respective fiscal year. The pro forma information reflects adjustments for (i) depreciation and amortization of acquired tangible and intangible assets from the acquisitions, (ii) interest expense for promissory notes issued by the Company in favor of the USM Stockholders in the principal amount of $5,204 (see Note 7), and (iii) the full year impact of the issuance of 974,184 shares for the USM Acquisition and 460,000 shares for the Bigger Picture Acquisition. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the dates indicated above or the results that may be obtained in the future.

	For the Fiscal Years Ending March 31,
	2006	2007
	(unaudited)	(unaudited)
Revenues	$35,581	$55,578
Net loss	$(19,294)	$(28,892)
Basic and diluted net loss per share	$(1.24)	$(1.18)

5.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of March 31,
	2006	2007
Bank balances	$3,574	$23,446
Money market funds	33,067	5,930
Total cash and cash equivalents	$36,641	$29,376

As of March 31, 2006 and 2007, cost approximated fair value of cash and cash equivalents.

INVESTMENTS

Investments consisted of the following:

	As of March 31,
	2006	2007
Available-for-sale securities	$24,000	$—

As of March 31, 2006, cost approximated fair value of investments.

RESTRICTED CASH

The Company had $180 of restricted cash as of March 31, 2006 and 2007, respectively, in the form of a bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease for AccessIT SW.

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2006	2007
Trade receivables	$1,697	$19,836
Allowance for doubtful accounts	(104)	(1,332)
Total accounts receivable, net	$1,593	$18,504

The Company determines its allowance by considering a number of factors, including the length of time such receivables are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligation to the Company.  The Company writes off receivables when all collection efforts have been exhausted.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of March 31,
	2006	2007
Prepaid insurance	$228	$369
Deferred costs, current	—	995
Concession – inventory	12	9
Other current assets	460	615
Total prepaid expenses and other current assets	$700	$1,988

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	As of March 31,
	2006	2007
Land	$1,500	$1,500
Building and improvements	4,600	4,600
Leasehold improvements	4,726	1,482
Computer equipment and software	4,793	6,288
Digital cinema projection systems	20,557	188,577
Other projection system equipment	—	3,699
Machinery and equipment	7,248	9,181
Furniture and fixtures	511	662
Vehicles	—	125
	43,935	216,114
Less - accumulated depreciation	(8,057)	(18,662)
Total property and equipment, net	$35,878	$197,452

Land and building and improvements represent the Company’s capital lease for the Pavilion Theater. Leasehold improvements consist primarily of costs incurred at the Pavilion Theater and for the new offices of AccessIT SW. Computer equipment and software consists primarily of software used in the Company’s Managed Storage Services business, the Cinefence License, the Access Digital Server Assets and from the AccessIT SW, Managed Services and Boeing Digital Asset Acquisitions. Digital cinema projection systems consist entirely of equipment purchased in connection with our Digital Cinema Roll-Out. Other projection system equipment consists entirely of equipment purchased in connection with the USM Acquisition. Machinery and equipment consists primarily of costs incurred for equipment from the Boeing Digital Asset and FiberSat Acquisitions. For the fiscal years ended March 31, 2006 and 2007, depreciation expense amounted to $3,693 and $14,699, respectively.

At March 31, 2007, all the assets related to the Company’s IDCs were written-off and included in the loss on disposition of assets, and consisted of the following:

Leasehold improvements	$4,185
Computer equipment and software	326
Machinery and equipment	697
Furniture and fixtures	178
5,386
Less - accumulated depreciation	(3,120)
Total property and equipment, net	$2,266

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of March 31,
	2006	2007
Trademarks	$79	$81
Corporate trade names	180	889
Customer relationships and contracts	4,239	13,729
Theatre relationships	—	6,500
Covenants not to compete	1,910	2,649
	6,408	23,848
Less - accumulated amortization	(4,352)	(4,416)
Total intangible assets, net	$2,056	$19,432

For the fiscal years ended March 31, 2006 and 2007, amortization expense amounted to $1,308 and $2,773, respectively.

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2006	2007
Capitalized software	$2,715	$4,715
Less - accumulated amortization	(1,035)	(1,875)
Total capitalized software costs, net	$1,680	$2,840

For the years ended March 31, 2006 and 2007, amortization of software costs, which is included in direct operating costs, amounted to $547 and $840, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2006	2006
Accounts payable	$7,523	$22,051
Accrued compensation and benefits	597	1,096
Accrued taxes payable	32	553
Interest payable	39	1,191
Accrued other expenses	5,091	5,598
Total accounts payable and accrued expenses	$13,282	$30,489

For the years ended March 31, 2006 and 2007, amounts ordered from Christie for digital cinema projection systems in connection with our Digital Cinema Roll-Out and included in accounts payable amounted to $4,778 and $19,677, respectively, and included in accrued other expenses amounted to $3,146 and $0, respectively,. In addition, included in accrued other expenses were $934 and $233, respectively, for installation costs from Christie.

The Company has also included $1,023 in accrued other expenses, representing the estimated fiscal 2008 IDC operating losses expected as a result of the agreement with FiberMedia (see Note 14).

6.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2006		As of March 31, 2007
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$43	$188	$47	$141
Exhibitor Install Notes	—	934	54	986
TIS Note	—	—	—	100
	$43	$1,122	$101	$1,227

In March 2006, in connection with our Digital Cinema Roll-Out, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of March 31, 2007, the outstanding balance of the Exhibitor Note was $188.

In connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively. As of March 31, 2007, the outstanding balance of the Exhibitor Install Notes was $1,040.

Prior to the USM Acquisition (see Note 3), Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS. As of March 31, 2007, the outstanding balance of the TIS Note was $100.

The aggregate principal repayments to the Company on notes receivable are scheduled to be as follows:

For the twelve months ending March 31,
2008	$101
2009	262
2010	151
2011	116
2012	85
Thereafter	613
$1,328

7.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2006		As of March 31, 2007
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$753	$1,187	$828	$367
Boeing Note	450	761	450	402
First USM Note	—	—	382	634
SilverScreen Note	—	—	100	144
Senior Notes	—	—	—	22,000
Excel Term Note	—	—	720	6,030
GE Credit Facility	—	—	—	134,619
	$1,203	$1,948	$2,480	$164,196

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. During the fiscal years ended March 31, 2006 and 2007, the

Company repaid principal of $552 and $595 on the HS Notes. On March 31, 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term. As of March 31, 2007, the outstanding principal balance of the HS Notes was $1,195.

In March 2004, the Company completed an exchange (the “Exchange Offer”) of its previously issued 5-year 8% notes (the “5-Year Notes”) totaling $4,405 for either: (1) 6% convertible notes (the “6% Convertible Notes”) or (2) Class A Common Stock. Pursuant to the Exchange Offer, the Company issued 6% Convertible Notes with an aggregate principal amount of $1,736 to several investors, of which $1,400 was payable to certain officers and directors of the Company. The 6% Convertible Notes were convertible into 307,871 shares of its Class A Common Stock: (1) at any time up to the maturity date at each holder’s option or (2) automatically upon the date that the average closing price on the American Stock Exchange (“AMEX”) of the Class A Common Stock for thirty consecutive trading days has been equal to or greater than $12.00. In September 2005, the AMEX 30-day average closing price of the Company’s Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. Accordingly, the outstanding principal amount of the 6% Convertible Notes of $1,699, net of $32 of unamortized debt issuance costs, was credited to additional paid-in capital. As of March 31, 2006, there were no 6% Convertible Notes outstanding.

The holders of all the HS Notes and certain holders of 5-Year Notes, with an aggregate outstanding principal amount of $220 (the “Remaining 5-Year Notes”) at the time of the Exchange Offer, elected not to participate in the Exchange Offer. Through September 2005, we made early principal repayments totaling $138 on the Remaining 5-Year Notes and scheduled principal payments of $12 on the Remaining 5-Year Notes. As of March 31, 2006, there were no Remaining 5-Year Notes outstanding.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the fiscal years ended March 31, 2006 and 2007, principal repayments of $450 and $450, respectively, were made and non-cash interest expense resulting from the Boeing Note was $130 and $91, respectively. As of March 31, 2007, the outstanding balance of the Boeing Note, including imputed interest, was $852.

In February 2005, in connection with the Pavilion Theatre Acquisition, ADM Cinema issued to the seller a 5-year, 8% note payable for $1,700 (the “Pavilion Note”). Quarterly principal payments of $42 were to be made over the next five years, with a balloon repayment of $893. In September 2005, the Company and the seller agreed to an early repayment of the Pavilion Note in exchange for a lump sum payment of $500. Accordingly, the Company decreased goodwill by $1,057 and there was no Pavilion Note outstanding as of March 31, 2006.

In February 2005, the Company issued 7% convertible debentures (the “Convertible Debentures”) and warrants (the “Convertible Debentures Warrants”) to a group of institutional investors for aggregate proceeds of $7,600. The Convertible Debentures had a 4-year term, with one third of the unconverted principal balance repayable in twelve equal monthly installments beginning three years after the closing. The remaining unconverted principal balance was repayable at maturity. The Company had the option to pay the interest in cash or, if certain conditions were met, by issuing shares of its Class A Common Stock. Through September 2005, the Company issued 17,758 shares of Class A Common Stock as payment of interest, in lieu of cash, based on 93% of the AMEX 5-day average closing price of the Company’s Class A Common Stock preceding the interest due date. The Convertible Debentures were initially convertible into 1,867,322 shares Class A Common Stock, based upon a conversion price of $4.07 per share subject to adjustments from time to time. In addition, there was a beneficial conversion feature of $605, which the Company recorded to non-cash interest expense during the fiscal year ended March 31, 2005. The offering of the Convertible Debentures and the Convertible Debentures Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The Company agreed to register the resale of the shares of Class A Common Stock underlying the Convertible Debentures with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005.

In August 2005, the Company reached an agreement (the “Conversion Agreement”) with the investors holding the Convertible Debentures and Convertible Debenture Warrants for the investors to: (1) convert all of their Convertible Debentures into 1,867,322 shares of Class A Common Stock; and (2) exercise all their Convertible Debenture Warrants for $2,487 into 560,196 shares of Class A Common Stock, and for the Company to: (1) issue to the investors 760,196 warrants to purchase Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”); and (2) issue to the investors 71,359 shares of Class A Common Stock (the “New Shares”). Because the issuance of the New Warrants and New Shares, when combined with the shares of Class A Common Stock underlying the Convertible Debentures and the Convertible Debentures Warrants, exceeded 20% of the Company’s then-outstanding shares of Class A Common Stock, under the AMEX’s rules, shareholder approval was required to be obtained. The Company obtained such shareholder approval by written consent of a majority of the holders of

Common Stock and a Schedule 14(C) Information Statement was required, and was filed with the SEC on October 6, 2005. The Company was required to register the resale of the New Shares and the Class A Common Stock underlying the New Warrants on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

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

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006, or earlier if certain conditions were met, plus accrued interest. Both the First USM Note and the Second USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. As of March 31, 2007, the outstanding principal balance of the First USM Note and the Second USM Note was $1,016 and $0, respectively.

Prior to the USM Acquisition (see Note 4), USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. As of March 31, 2007, the outstanding principal balance of the SilverScreen Note was $244.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the Senior Notes based on a formula (“Additional Interest”). The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Senior Notes at any time and from time to time. Pursuant to the Senior Notes, the Company issued 46,750 shares of Class A Common Stock as Additional Interest in payment of the first quarterly interest on the Senior Notes, due December 31, 2006. The Company elected to pay the quarterly interest due December 31, 2006 in shares of its Class A Common Stock and issued 53,029 Interest Shares. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007. Subsequent Additional Interest payments will be made quarterly in arrears at the end of each quarterly period beginning March 31, 2007. Pursuant to the Senior Notes, the Company issued 81,768 shares of Class A Common Stock as Additional Interest in payment of the quarterly interest on the Senior Notes, due March 31, 2007. The Company elected to pay the quarterly interest due March 31, 2007 in shares of its Class A Common Stock and issued 78,720 Interest Shares. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007. The Company may prepay the Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $20,965 from the October 2006 Private Placement is expected to be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than Christie/AIX and USM and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes.

In February 2007, the Company and the Purchasers of the Senior Notes agreed to amend the Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the Company  may  incur, to  up to  $5,000, (iii) provide for additional interest to be paid in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Additional Interest Shares payable to the Purchasers annually. As of March 31, 2007, the outstanding principal balance of the Senior Notes was $22,000.

CREDIT FACILITIES

In July 2006, in connection with the USM Acquisition (see Note 4), the Company assumed $5,598 of debt relating to USM’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”). The Excel Credit Facility bore interest at a rate between 2.75% to 3.5% over the current one-month London Interbank Offered Rate (LIBOR), depending on USM’s leverage ratio. A quarterly unused line fee was due equal to 0.25% of the excess of $7,500 over the average outstanding balance of the Excel Credit Facility during the quarter. Under the Excel Credit Facility, USM would pay interest only through December 31, 2008. The balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by USM pursuant to the Excel Credit Facility are due on the maturity date of December 31, 2008. Pursuant to the Excel Credit Facility, USM’s bank deposits in excess of a minimum balance were swept from time to time by Excel Bank toward the repayment of the Excel Credit Facility. The Excel Credit Facility was repaid in full, as discussed below.

In December 2006, in connection with the conversion of the Excel Credit Facility, USM issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest are due on the maturity date of January 1, 2012. USM may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. As of March 31, 2007, the outstanding principal balance of the Excel Term Note was $6,750.

In August 2006, Christie/AIX entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to Christie/AIX a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Christie/AIX’s Digital Cinema Roll-Out (see Note 9) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital including contributed equity. Each of the borrowings by Christie/AIX bears interest, at the option of Christie/AIX and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Christie/AIX and the total debt of Christie/AIX. Under the GE Credit Facility, Christie/AIX must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Christie/AIX must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Christie/AIX pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Christie/AIX may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Christie/AIX’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Christie/AIX and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Christie/AIX and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Christie/AIX. As of March 31, 2007, $134,619 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.87%.

In August 2006, the GE Credit Facility was amended to allow borrowings by Christie/AIX to be in aggregate amounts not in exact multiples of $1,000.

The aggregate principal repayments on the Company’s notes payable are scheduled to be as follows:

For the twelve months ending March 31,
2008	$2,480
2009	34,078
2010	15,642
2011	15,141
2012	17,093
Thereafter	82,242
$166,676

8.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued 53,534 unregistered shares of Class A Common Stock (the “Boeing Shares”) to the Boeing Company (“Boeing”), as part of the purchase price. At any time during the ninety day period beginning March 29, 2005 to June 29, 2005, Boeing had the option to sell the Boeing Shares to the Company in exchange for $250 in cash, which the Company classified under commitments and contingencies. The ninety day period expired on June 29, 2005, and Boeing did not require the Company to repurchase the Boeing Shares. Accordingly, the amount of $250 was credited to additional paid-in capital.

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of March 31, 2007, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

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

In September 2005, in connection with the Exchange Offer completed in March 2004 (see Note 7), the AMEX 30-day average closing price of the Company’s Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of 59,589 of these shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

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

In April 2006, the Company issued 23,445 shares of unregistered Class A Common Stock to R & S International, Inc., in connection with the purchase of the domain name, website, customer list and the IP address space for Ezzi.net and certain data center-related computer equipment of R & S International, Inc. The Company agreed to register the resale of these shares with the SEC. The Company filed a Form S-3/A on September 15, 2006, which was declared effective by the SEC on September 19, 2006.

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

In October 2006 and December 2006, the Company issued 46,750 and 53,029 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, in connection with the October 2006 Private Placement (see Note 7). The Company agreed to register the resale of the shares of the Class A Common Stock underlying these shares with the SEC. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007.

In January 2007, in connection with the BP Acquisition (see Note 4), the Company issued 460,000 shares of unregistered Class A Common Stock (the “BP Shares”) as payment of the purchase price. The Company entered into a Registration Rights Agreement with BP, pursuant to which the Company agreed to register the resale of all of the Class A Common Stock issued in connection with the BP Acquisition. The Company filed a Form S-3/A on February 13, 2007, which was declared effective by the SEC on February 15, 2007.

In February 2007, in connection with the Managed Services Acquisition in January 2004, the Company issued 3,394 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.

In March 2007, the Company issued 81,768 and 78,720 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, in connection with the October 2006 Private Placement (see Note 7). The Company agreed to register the resale of the shares of the Class A Common Stock underlying these shares with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

In March 2007, the Company agreed to issue 30,000 shares of unregistered Class A Common Stock to one of the holders of the HS Notes (see Note 7) for their agreement to reduce the remaining principal on their note by $150.

STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) currently provides for the issuance of up to 2,200,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. On June 9, 2005, the Company’s Board approved the expansion of the Plan from 850,000 to 1,100,000 options, which was approved by the shareholders at the Company’s 2005 Annual Meeting held on September 15, 2005. On July 6, 2006, the Board approved the expansion of the Plan from 1,100,000 to 2,200,000 options, which was approved by the shareholders at the Company’s 2006 Annual Meeting held on September 14, 2006.

The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of our Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our Board. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, the Company and the participants have executed stock option agreements setting forth the terms of the grants.

During the fiscal year ended March 31, 2007, under the Plan, the Company granted 467,747 stock options to its employees and 50,000 stock options to five non-employee members of our Board, all at an exercise price range from $5.00 to $13.52 per share.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2005	762,897	$5.50
Granted	418,753 (1)	8.70
Exercised	(8,567)	4.91
Cancelled	(73,083)	8.48
Balance at March 31, 2006	1,100,000 (1)	$6.61
Granted	517,747 (2)	10.68
Exercised	(5,750)	4.98
Cancelled	(15,500)	10.46
Balance at March 31, 2007	1,596,497	$7.90

(1)	The issuance of an additional 371,747 stock options was subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

(2)	The issuance of 436,747 stock options was subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

An analysis of all options outstanding under the Plan as of March 31, 2007 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$2.50 - $4.81	203,500	4.8	$3.42	203,500	$3.42
$5.00 - $6.40	415,000	5.4	5.26	415,000	5.26
$7.04 - $9.98	380,897	6.1	8.23	280,897	7.91
$10.07 - $13.30	597,100	7.3	11.05	553,100	10.99
	1,596,497	6.1	$7.90	1,452,497	$7.70

In May 2003, AccessDM adopted the 2003 Stock Option Plan (the “AccessDM Plan”) under which ISOs and nonstatutory stock options may be granted to employees, outside directors, and consultants. The purpose of the AccessDM Plan is to enable AccessDM to attract, retain and motivate employees, directors, advisors and consultants. AccessDM reserved a total of 2,000,000 shares of AccessDM’s common stock for issuance upon the exercise of stock options granted in accordance with the AccessDM Plan. Options granted under the AccessDM Plan expire ten years following the date of grant (five years for shareholders who own greater than 10% of the outstanding stock) and are subject to limitations on transfer. Options granted under the AccessDM Plan vest generally over three-year periods. The AccessDM Plan is administered by AccessDM’s Board.

The AccessDM Plan provides for the granting of ISOs with exercise prices not less than the fair market value of AccessDM’s common stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of AccessDM must have exercise prices of at least 110% of the fair market value of AccessDM common stock on the date of grant. ISOs and non-statutory stock options granted under the AccessDM Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participants. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of AccessDM’s Board. Upon a change of control of AccessDM, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the AccessDM Plan, AccessDM and the participants have executed stock option agreements setting forth the terms of the grants.

As of March 31, 2007, the AccessDM Plan currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees. During the fiscal year ended March 31, 2007, AccessDM did not issue any options to purchase shares of AccessDM common stock.

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2005	1,005,000		$0.20
Granted	50,000		15.88
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2006	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2006	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant is determined by an appraisal of such options.
(2)	As of March 31, 2007, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

An analysis of all options outstanding under the AccessDM Plan as of March 31, 2007 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 - $0.25	1,005,000	6.5	$0.21	1,005,000	$0.21
$15.88	50,000	8.3	15.88	50,000	15.88
	1,055,000	5.6	$0.95	1,055,000	$0.95

WARRANTS

Warrants outstanding consisted of the following:

	As of March 31,
Outstanding Warrant (as defined below)	2006	2007
Underwriter Warrants	3,775	3,775
June 2004 Private Placement Warrants	—	—
Convertible Debenture Warrants	—	—
July 2005 Private Placement Warrants	477,275	467,275
New Warrants (see Note 7)	760,196	760,196
	1,241,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03 per share. During the twelve months ended March 31, 2006, 49,085 Underwriter Warrants were exercised for an aggregate of $296 and the Company issued 49,085 shares of Class A Common Stock. In addition, 67,140 Underwriter Warrants were exercised on a cashless basis, which resulted in the issuance of 33,278 shares of Class A Common Stock. As of March 31, 2007, 3,775 Underwriter Warrants remained outstanding.

In connection with the issuance of the 5-Year Notes, the Company issued to the holders of the 5-Year Notes warrants to purchase 440,500 shares of Class A Common Stock (the “5-Year Notes Warrants”). The 5-Year Notes Warrants were issued and were ascribed an estimated fair value of $2,202, which was recognized as issuance cost and therefore was charged against the carrying value of the related 5-Year Notes. During the fiscal year ended March 31, 2006 a total of $43 was amortized to non-cash interest expense to accrete the remaining value of the 5-Year Notes Warrants to their face value over their expected term. In July 2005, in connection with the early repayment of the Remaining 5-Year Notes, the remaining value of the 5-Year Notes Warrants totaling $43 was amortized to non-cash interest expense.

In June 2004, in connection with the June 2004 Private Placement, the Company issued to the investors and to the placement agent warrants to purchase an aggregate of 304,375 shares of Class A Common Stock at an exercise price of $4.80 per share (the “June 2004 Private Placement Warrants”). The Company agreed to register the resale of the shares of the Class A Common Stock underlying the June 2004 Private Placement Warrants with the SEC. The Company filed a Form SB-2 on July 2, 2004, which was declared effective by the SEC on July 20, 2004. During the fiscal year ended March 31, 2006, all of the June 2004 Private Placement Warrants were exercised for $1,461 in cash, and the Company issued 304,375 shares of Class A Common Stock. As of March 31, 2007, there were no June 2004 Private Placement Warrants outstanding.

In February 2005, in connection with the issuance of the Convertible Debentures (see Note 7), the Company issued warrants to purchase a total of 560,196 shares of Class A Common Stock, at an initial exercise price of $4.44 per share (the “Convertible Debentures Warrants”), which were subject to adjustments from time to time. Upon the redemption of the Convertible Debentures, the Company may issue additional warrants to purchase shares of Class A Common Stock. The Convertible Debenture Warrants were exercisable beginning on September 9, 2005 for a period of five years thereafter. Based on a valuation from an independent appraiser, the Convertible Debenture Warrants were assigned an estimated fair value of $1,109, which is accounted for as a debt issuance discount and is being accreted to non-cash interest expense. The Company agreed to register the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, and the Form S-3 was declared effective by the SEC on March 21, 2005. In August 2005, in connection with the Conversion Agreement (see Note 7), all the Convertible Debenture Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock. As of March 31, 2007, there were no Convertible Debenture Warrants outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the fiscal year ended March 31, 2007, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of March 31, 2007, 467,275 July 2005 Private Placements Warrants remained outstanding.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), and the terms of the July 2005 Private Placement Warrants, the fair value of the July 2005 Private Placement Warrants were initially accounted for as a liability, with an offsetting reduction to the carrying value of the Common Stock. Such liability was reclassified to equity as of the August 31, 2005 effective date of the Form S-3.

The fair value of the July 2005 Private Placement Warrants was estimated to be $800 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.84%, the contractual life of 5-years and volatility of 55%. In September 2005, the fair value of the July 2005 Private Placement Warrants was re-measured and estimated to be $1,050and the increase in the fair value of $250 was recorded as other expense.

In August 2005, in connection with the Conversion Agreement (see Note 7), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC. The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005. The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of March 31, 2007, 760,196 New Warrants remained outstanding.

In accordance with EITF 00-19, and the terms of the New Warrants, the fair value of the New Warrants was initially accounted for as a liability, with an offsetting reduction to the carrying value of the Common Stock. Such liability was reclassified to equity as of the December 2, 2005 effective date of the Form S-3.The fair value of the New Warrants was estimated to be $4,990 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 4.01%, a contractual life of 5-years and volatility of 56%. At September 30, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,490. The decrease in the fair value of $1,500 was recorded as other income. At December 2, 2005, the fair value of the New Warrants was re-measured and estimated to be $3,080 and the decrease in the fair value of $410 was recorded as other income.

9.	COMMITMENTS AND CONTINGENCIES

In June 2005, the Company entered into the Framework Agreement with Christie through our then-newly formed indirectly wholly-owned subsidiary, Christie/AIX, whereby, among other things (1) Christie/AIX would seek to raise financing to purchase 200 of Christie’s digital cinema projection systems (the “Systems”) at agreed-upon prices; and (2) Christie/AIX would then seek to raise additional debt and/or equity financing to purchase an additional 2,300 Systems at agreed-upon prices. The Framework Agreement allows Christie/AIX to terminate the agreement for several reasons, including failure to: (1) execute definitive agreements with certain film distributors by August 31, 2005 to pay virtual print fees to Christie/AIX for deliveries of digital films made to the Systems, and (2) execute agreements with certain exhibitors by August 31, 2005 to license the Systems or to house them in the exhibitor locations.

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

Through March 31, 2007, in connection with our Digital Cinema Roll-Out, we have entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Christie/AIX. As of March 31, 2007, we have entered into master license agreements with nine motion picture exhibitors for the placement of Systems in movie theatres covering a total of 3,168 screens (includes screens at AccessIT’s Pavilion Theatre) and we have installed 2,275 Systems.

As of March 31, 2007, Christie/AIX has ordered 2,700 of the Systems from Christie. As of March 31, 2007, the Company has paid $164,896 towards Systems ordered in connection with our Digital Cinema Roll-Out. Christie/AIX has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. The motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter. Under a master license agreement with a certain motion picture exhibitor, the Company has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next year, and these installation costs will be included in the cost of property and equipment. As of March 31, 2007, Christie/AIX has paid $8,881 in such installation costs.

As of March 31, 2007, all of our purchase obligations for the 2,700 Systems ordered in connection with Christie/AIX’s Digital Cinema Roll-Out have been included in our consolidated financial statements.

LEASES

We have acquired property and equipment under a non-cancelable long-term capital lease obligation that expires in July 2022. As of March 31, 2007, we had an outstanding capital lease obligation of $5,978. Our capital lease obligation is at the following location and in the following principal amount:

Location	Purpose of capital lease	Outstanding Capital Lease Obligation
The Pavilion Theatre	For building, land and improvements	$5,978

As of March 31, 2007, minimum future capital lease payments (including interest) totaled $17,524, are due as follows:

For the fiscal years ending March 31,
2008	$1,128
2009	1,128
2010	1,128
2011	1,128
2012	1,128
Thereafter	11,884
17,524
Less: interest	(11,546)
Outstanding capital lease obligation	$5,978

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

	As of March 31,
	2006	2007
Land	$1,500	$1,500
Building	4,600	4,600
Computer equipment	70	22
Machinery and equipment	1,062	380
	7,232	6,502
Less: accumulated depreciation	(1,131)	(1,180)
Net assets under capital lease	$6,101	$5,322

Depreciation expense on assets under capitalized lease agreements was $439 and $383 for the fiscal years ended March 31, 2006 and 2007, respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements (see Item 2. Properties). The Company accounts for rent abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line rent expense and the amount paid is recorded as a deferred rent liability. As of March 31, 2007, obligations under non-cancelable operating leases totaled $14,006, including the amounts for the IDCs currently being operated by FiberMedia (see Note 14), are due as follows:

For the fiscal years ending March 31,
2008	$3,074
2009	3,067
2010	2,521
2011	1,606
2012	1,033
Thereafter	2,705
$14,006

Total rent expense was $2,615 and $2,970 for the fiscal years ended March 31, 2006 and 2007, respectively.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the fiscal years ended March 31,
	2006	2007
Interest paid	$1,461	$5,475
Reduction of goodwill and other assets relating to the early cancellation of the Pavilion Note	$1,232	$—
Issuance of Class A Common Stock for conversion of 6% Convertible Notes	$1,699	$—
Issuance of Class A Common Stock for conversion of Convertible Debentures	$7,600	$—
Issuance of Class A Common Stock in lieu of redeeming the Boeing Shares	$250	$—
Transfer to equity of liability relating to warrants upon registration statement effectiveness	$4,130	$—
Equipment in accounts payable and accrued expenses purchased from Christie	$7,924	$19,677
Note receivable in accounts payable and accrued expenses for installation costs from Christie	$934	$—
Reduction of goodwill related to the Pavilion Theatre	$—	$107
Deposits applied to equipment purchased from Christie	$—	$37,047
Issuance of Class A Common Stock for purchase of Access Digital Server Assets	$—	$308
Liabilities assumed in the PLX Acquisition	$—	$140
Issuance of Class A Common Stock for the USM Acquisition	$—	$10,000
Liabilities assumed in the USM Acquisition	$—	$14,719
Issuance of debt for the USM Acquisition	$—	$5,204
Refinance of Excel Credit Facility	$—	$6,114
Issuance of Class A Common Stock for the Bigger Picture Acquisition	$—	$3,924
Liabilities assumed in the Bigger Picture Acquisition	$—	$2,284
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$30
Additional purchase price in accounts payable and accrued expenses for Managed Services	$—	$168
Reduction of HS Note for the issuance of Class A Common Stock	$—	$150

11.	SEGMENT INFORMATION

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

The Media Services segment aggregates the two primary activities, Digital Media Delivery and Entertainment Software, of the following:

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

Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate our integrated digital cinema solutions.
Christie/AIX	Financing vehicle and administrator for our Digital Cinema Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios.
USM	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.

The Data Center Services segment consisted of the following:

Operations of:	Products and services provided:
Data Centers	Provided services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

Revenues for our reportable segments were ($ in thousands):

	Fiscal years ending March 31,
	2006		2007
Revenues:
Media Services	$9,909	59%	$40,781	87%
Data Center Services	6,886	41%	6,329	13%
Total Consolidated	$16,795		$47,110

Information related to the segments of the Company and its subsidiaries is detailed below:

	For the fiscal years ended March 31,
	2006	2007
Media Services:
(Loss) income before interest, taxes, depreciation and amortization	$ (741)	$11,845
Depreciation and amortization	3,424	16,108
Loss before other income (expense)	$(4,165)	$(4,263)

Data Center Services:
Income (loss) before interest, taxes, depreciation and amortization	$ 1,724	$(3,160)
Depreciation and amortization	1,502	1,272
Income (loss) before other income (expense)	$222	$(4,432)

Corporate:
Loss before interest, taxes, depreciation and amortization	$ (5,111)	$(9,013)
Depreciation and amortization	75	92
Loss before other income (expense)	$(5,186)	$(9,105)

Total Consolidated:
Loss before interest, taxes, depreciation and amortization	$(4,128)	$(328)
Depreciation and amortization	5,001	17,472
Loss before other income (expense)	$(9,129)	$(17,800)

	As of March 31,
	2006	2007
Assets:
Media Services	$54,389	$291,757
Data Center Services	6,744	2,933
Corporate	61,209	8,595
Total Consolidated Assets	$122,342	$303,285

12.	RELATED PARTY TRANSACTIONS

In connection with the Exchange Offer completed in March 2004 (see Note 7), the Company issued 6% Convertible Notes with a principal amount of $1,736 to several investors, of which $1,400 is payable to certain officers and directors of the Company. In September 2005, the AMEX 30-day average closing price of the Company’s Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of only 59,589 of theses shares of Class A Common Stock on Form S-3 with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

A non-employee officer of Christie/AIX is also an officer of Christie, from whom Christie/AIX purchases the Systems for our Digital Cinema Roll-Out. Payments for such Systems to Christie for the fiscal years ended March 31, 2006 and 2007 totaled $21,057 and $143,839, respectively. This individual was not compensated by Christie/AIX and effective May 2007, the individual is no longer an officer of Christie/AIX.

13.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2006 and 2007.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$9,086	$25,603
Depreciation and amortization	1,017	—
Deferred rent expense	395	—
Stock based compensation	201	1,015
Revenue deferral	466	936
Other	206	2,242
Total deferred tax assets before valuation allowance	11,371	29,796
Less: Valuation allowance	(10,185)	(17,099)
Total deferred tax assets after valuation allowance	$1,186	$12,697
Deferred tax liabilities:
Depreciation and amortization	$—	$(6,252)
Intangibles	(1,186)	(6,410)
Other	—	(35)
Total deferred tax liabilities	(1,186)	(12,697)
Net deferred tax liabilities	$—	$—

The Company has provided a valuation allowance for all of its net deferred tax assets for the fiscal years ended March 31, 2006 and 2007. The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company's current taxable income and projections of future taxable income. Management increased the valuation allowance by $3,947 and $6,914 during the fiscal years ended March 31, 2006 and 2007, respectively. The increase of the valuation allowance of $6,914 for the year ended March 31, 2007 is net of a decrease to the valuation allowance of $1,964. The decrease to the valuation allowance of $1,964 resulted from net taxable temporary differences acquired from USM, including future intangible asset amortization. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2007, the Company had Federal and state net operating loss carryforwards of approximately $63,600 available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The Company also has a charitable contribution carryforward of approximately $250 thousand at March 31, 2007, available to offset future federal and state taxable income, but limited to 10% of such income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. Depending on a variety of factors, this limitation, if applicable, could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2006	2007
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.8	6.8
Change in valuation allowance	(25.6)	(38.4)
Disallowed interest	(2.8)	(2.5)
Debt conversion expense	(11.9)	0.0
Non-deductible equity compensation	0.0	(1.2)
Other	(0.5)	1.3
Income tax (provision) benefit	0.0%	0.0%

14.	SUBSEQUENT EVENTS

In April 2007, in connection with the USM Acquisition (see Note 4) and the achievement of certain digital cinema deployment milestones, the Company issued 67,906 shares of the Company’s Class A Common Stock, with a value of $512, to the USM Stockholders as additional purchase price.

Effective May 1, 2007, we entered into the MCA with FiberMedia to operate our three remaining IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC are payable by FiberMedia through the term of each IDC lease. All future costs not fully reimbursed by FiberMedia have been included in the loss on disposition of assets.

In May 2007, the Company ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $16,500, and in connection with this order, Christie provided $5,000 of vendor financing (the “Christie Note”). The Christie Note may be prepaid and matures in July 2008.

Subsequent to March 31, 2007, under the Plan (see Note 8), the Company granted 8,500 stock options to employees and 50,000 stock options to five non-employee members of our Board, all at an exercise price range from $6.01 to $7.60 per share.

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

Except as set forth below, the information required by this item will appear in AccessIT’s Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on or about September 18, 2007, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Code of Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.accessitx.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 13.	EXHIBITS

The exhibits are listed in the Exhibit Index beginning on page 27 herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction E(3) of Form 10-KSB (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:	June 29, 2007	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 29, 2007	By:	/s/ Brian D. Pflug
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	June 29, 2007
A. Dale Mayo	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Farrell	Senior Vice President - Facilities	June 29, 2007
Kevin J. Farrell	and Director

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	June 29, 2007
Gary S. Loffredo	Secretary and Director

/s/ Brian D. Pflug	Senior Vice President - Accounting	June 29, 2007
Brian D. Pflug	and Finance (Principal Financial Officer)

/s/ Wayne L. Clevenger	Director	June 29, 2007
Wayne L. Clevenger

/s/ Gerald C. Crotty	Director	June 29, 2007
Gerald C. Crotty

/s/ Robert Davidoff	Director	June 29, 2007
Robert Davidoff

/s/ Matthew W. Finlay	Director	June 29, 2007
Matthew W. Finlay

/s/ Brett E. Marks	Director	June 29, 2007
Brett E. Marks

/s/ Robert E. Mulholland	Director	June 29, 2007
Robert E. Mulholland

EXHIBIT INDEX

Exhibit
Number		Description of Document

1.1	--	Form of Underwriting Agreement between the Company and the underwriter to the Company’s November 10, 2003 Public Offering. (1)
2.1	--	Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2	--	Exchange Agreement, dated as of September 17, 2003, between the Company and MidMark Equity Partners II, L.P. (3)
2.3	--	Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4	--	Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Core Technologies, Inc. and Erik B. Levitt. (4)
2.5	--	Asset Purchase Agreement, dated as of March 29, 2004, between the Company and The Boeing Company. (5)
2.6	--	Form of Exchange Agreement (debt for equity), dated as of March 24, 2004, between the Company and each Investor taking part in the March 24, 2004 exchange offering. (6)
2.7	--	Form of Exchange Agreement (debt for debt), dated as of March 24, 2004, between the Company and each investor taking part in the March 24, 2004 exchange offering. (6)
2.8	--	[Intentionally omitted]
2.9	--

Asset Purchase Agreement, dated as of October 19, 2004, among the Company, FiberSat Global Services, Inc., FiberSat Global Services LLC, Richard Wolfe, Ravi Patel, McKebben Communications, Globecomm Systems, Inc., Timothy Novoselski, Scott Smith and Farina. (11)

2.10	--	Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (13)
2.11	--	[Intentionally omitted]
2.12	--	Securities Purchase Agreement, dated as of February 9, 2005, among the Company and certain investors. (12)
2.13	--	Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (17)
2.14	--	Letter Agreement, dated August 29, 2005, among the Company and certain purchasers. (24)
2.15	--	Securities Purchase Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (25)
2.16	--

Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (27)

2.17	--

First Amendment to the Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (27)

2.18	--	Asset Purchase Agreement, dated as of January 7, 2007, by and between Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC.*
3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company. (4)
3.2	--	Bylaws of the Company. (2)
4.1	--	Form of Warrant Agreement (with Warrant Certificates) between the Company and the lead underwriter. (1)

4.2	--	Specimen certificate representing Class A common stock. (1)
4.3	--	[Intentionally omitted]
4.4	--	[Intentionally omitted]
4.5	--	Form of note to be issued by the Company to the selling stockholders of Hollywood Software, Inc. (2)
4.6	--	Form of Pledge and Security Agreement between the Company, the selling stockholders of Hollywood Software, Inc. and the pledge agent. (2)
4.7	--	[Intentionally omitted]
4.8	--	[Intentionally omitted]
4.9	--	Pledge and Security Agreement, dated as of November 3, 2003, between the Company and the selling stockholders of Hollywood Software, Inc. (1)
4.10	--	Registration Rights Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
4.11	--	Promissory note dated March 29, 2004 issued by the Company to The Boeing Company. (5)
4.12	--	[Intentionally omitted]
4.13	--	[Intentionally omitted]
4.14	--	[Intentionally omitted]
4.15	--	[Intentionally omitted]
4.16	--	[Intentionally omitted]
4.17	--	Registration Rights Agreement, dated as of June 2004, among the Company and certain investors. (7)
4.18	--	Promissory Note, dated November 14, 2003, issued by the Company to David Gajda. (8)
4.18.1	--	Promissory Note, dated May 16, 2007 issued by the Company to David Gajda replacing the Promissory Note dated November 14, 2003 issued by the Company to David Gajda.*
4.18.2	--	Letter Agreement dated May 16, 2007 between the Company and David Gajda.*
4.19	--	Promissory Note, dated November 14, 2003, issued by the Company to Robert Jackovich.(8)
4.20	--	Registration Rights Agreement, dated as of November 8, 2004, among the Company and certain investors. (13)
4.21	--

Form of Subsidiary Guarantee to be entered into by certain subsidiaries of the Company pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)

4.22	--	[Intentionally omitted]
4.23	--	[Intentionally omitted]
4.24	--

Form of Registration Rights Agreement, among the registrant and certain investors pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (12)

4.25	--	Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (17)
4.26	--	Registration Rights Agreement, dated as of July 19, 2005 among the Company and certain purchasers. (17)
4.27	--	Form of Warrant issued to purchasers pursuant to a letter agreement. (19)
4.28	--	Registration Rights Agreement, dated as of November 16, 2005, among the Company and certain purchasers. (19)
4.29	--	Form of Note to be issued to purchasers pursuant to the Securities Purchase Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (25)

4.30	--	Amendment No. 1, dated February 9, 2007, to the Notes issued to purchasers pursuant to the Securities Purchase Agreement, dated October 5, 2006, by and certain purchasers. (28)
4.30	--	Registration Rights Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (25)
4.31	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $1,204,402.34. (27)
4.32	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $4,000,000.00. (27)
4.33	--

Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (27)

4.34	--	Registration Rights Agreement, dated as of July 31, by and among Access Integrated Technologies, Inc. and the stockholders signatory thereto. (27)
4.35	--	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (27)
4.36	--

Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. (27)

4.37	--	Form of Revolving Note, dated as of December 29, 2005, executed by UniqueScreen Media, Inc. and Excel Bank Minnesota. (27)
4.38	--	Security Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota. (27)
4.39	--	Registration Rights Agreement, dated as of January 29, 2007, by and among Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC.*
10.1	--	Amended and Restated Employment Agreement, dated as of December 15, 2005, between the Company and A. Dale Mayo. (20)
10.2	--	Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (2)
10.3	--	Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert Jackovich. (2)
10.4	--	First Amended and Restated 2000 Stock Option Plan of the Company. (2)
10.4.1	--	Amendment No. 1 to the First Amended and Restated 2000 Stock Option Plan of the Company. (3)
10.4.2	--	Amendment No. 2 to the First Amended and Restated 2000 Stock Option Plan of the Company. (15)
10.4.3	--	Amendment No. 3 to the First Amended and Restated 2000 Stock Option Plan of the Company. (22)
10.4.4	--	Amendment No. 4 to the First Amended and Restated 2000 Stock Option Plan of the Company. (27)
10.4.5	--	Form of Stock Option Agreement. (15)
10.5	--	[Intentionally omitted]
10.6	--	[Intentionally omitted]
10.7	--	[Intentionally omitted]
10.8	--	[Intentionally omitted]
10.9	--	[Intentionally omitted]
10.10	--	[Intentionally omitted]
10.11	--	Services Distribution Agreement, dated July 17, 2001, between the Company and Managed Storage International, Inc. (2)
10.12	--	License Agreement between the Company and AT&T Corp., dated July 31, 2001. (2)

10.13	--	Master Agreement for Colocation Space between the Company (by assignment from Cob Solutions Global Services, Inc.) and KMC Telecom VI LLC dated April II, 2002. (2)
10.14	--	[Intentionally omitted]
10.15	--	Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and 55 Madison Associates, LLC. (2)
10.16	--	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.17	--	Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.18	--	Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.19	--	First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. dated October 27, 2000. (2)
10.20	--	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.21	--

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

10.25	--	Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership. (2)
10.26	--	Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from ColoSolutions L.L.C.) and 340 Associates, L.L.C. (2)
10.27	--	Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Jerry J. Howard and Eddy D. Howard. (2)
10.28	--	Office Lease, dated as of February 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and One Liberty Place, L.C. (2)
10.29	--	Commercial Property Lease between Hollywood Software, Inc. and Hollywood Media Center, LLC, dated January 1, 2000. (2)
10.30	--	Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L. P. (2)
10.30.1	--	First Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated May 10, 2000. (2)
10.30.2	--	Second Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated February 16, 2001. (2)
10.30.3	--	Third Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and EOP-BREA Park Centre, L.P. (successor in interest to Spieker Properties, L.P.), dated June 27, 2002. (2)
10.31	--	[Intentionally omitted]
10.32	--	[Intentionally omitted]

10.33	--	[Intentionally omitted]
10.34	--	[Intentionally omitted]
10.35	--	[Intentionally omitted]
10.36	--	Universal Transport Exchange License and Option Agreement, dated August 13, 2003, by and between the Company and Universal Access, Inc. (3)
10.37	--	Employment Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.38	--	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.39	--	Employment Agreement, dated as of November 21, 2003, between the Company and Russell Wintner. (8)
10.40	--	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (24)
10.40.1	--	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (24)
10.40.2	--	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (24)
10.40.3	--	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (24)
10.40.4	--	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (16)
10.41	--	[Intentionally omitted]
10.42	--	[Intentionally omitted]
10.43	--	[Intentionally omitted]
10.44	--	[Intentionally omitted]
10.45	--	Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (18)
10.46	--	Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (18)
10.47	--	Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (18)
10.48	--	Placement Agency Agreement, dated as of January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (21)
10.49	--	Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (22)
10.50	--	Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (22)
10.51	--

Subsidiary Guaranty in favor of the holders of certain notes, dated October 5, 2006, by Access Digital Media, Inc., Core Technology Services, Inc., Hollywood Software, Inc., FiberSat Global Services Inc. and PLX Acquisition Corp. (25)

10.51.1	--	Subsidiary Guaranty Supplement, dated as of January, 2007, made by Vistachiara Productions, Inc., in favor of and for the benefit of certain purchasers.*
10.52	--	Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (26)
10.52.1	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (26)

10.52.2	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (26)
10.53	--

Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (27)

10.53.1	--

First Amendment, effective as of August 30, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (27)

10.53.2	--

Second Amendment, dated December, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. *

10.54	--	Credit Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota, as amended on March 10, 2006 and July 25, 2006. (27)
21.1	--	List of Subsidiaries.*
23.1	--	Consent of Eisner LLP.*
24.1	--	Powers of Attorney.* (Contained on signature page)
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Documents Incorporated Herein by Reference:

(1) Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(2) Previously filed with the Securities and Exchange Commission on August 6, 2003 as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-107711).

(3) Previously filed with the Securities and Exchange Commission on September 22, 2003 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-107711).

(4) Previously filed with the Securities and Exchange Commission on February 17, 2004 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2003 (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on April 2, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on April 29, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on June 2, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on June 25, 2004 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 (File No. 001-31810).

(9) Previously filed with the Securities and Exchange Commission on July 2, 2004 as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-117115).

(10) Previously filed with the Securities and Exchange Commission on September 14, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on November 8, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on February 10, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on February 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on March 14, 2005 as an exhibit to the Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File No. 333-117115).

(15) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(16) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on July 22, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on November 16, 2005 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-129747).

(20) Previously filed with the Securities and Exchange Commission on December 21, 2005, as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on January 19, 2006 as an exhibit to the Company’s 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company’s Form 10-QSB (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on March 15, 2006 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on October 6, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(26) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(27) Previously filed with the Securities and Exchange Commission on November 14, 2006 as an exhibit to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006 (File No. 000-51910).

(28) Previously filed with the Securities and Exchange Commission on May 16, 2007 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-14241).