Form 10-Q
period 2007-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2007-08-09
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from --- to ---

Commission File Number: 000-51910

______________________________________

Access Integrated Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

______________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown New Jersey 07960

(Address of Principal Executive Offices, Zip Code)

(973-290-0080)

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of August 3, 2007, 24,236,579 shares of Class A Common Stock, $0.001 par value, and 763,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONTENTS TO FORM 10-Q

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2007	June 30, 2007
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$29,376	$28,049
Investment securities, available-for-sale	—	1,500
Accounts receivable, net	18,504	20,299
Unbilled revenue	2,324	2,054
Prepaid and other current assets	1,988	2,097
Note receivable, current portion	101	213
Total current assets	52,293	54,212

Deposits on property and equipment	8,513	5,000
Property and equipment, net	197,452	222,986
Intangible assets, net	19,432	18,324
Capitalized software costs, net	2,840	2,994
Goodwill	13,249	13,761
Accounts receivable, net of current portion	248	248
Deferred costs	4,627	4,510
Note receivable, net of current portion	1,227	1,108
Unbilled revenue, net of current portion	1,221	1,278
Security deposits	445	428
Restricted cash	180	180
Total assets	$301,727	$325,029

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(continued)

	March 31, 2007	June 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$28,931	$22,566
Current portion of notes payable	2,480	24,325
Current portion of deferred revenue	8,871	8,198
Current portion of customer security deposits	129	340
Current portion of capital leases	75	78
Total current liabilities	40,486	55,507

Notes payable, net of current portion	164,196	177,767
Deferred revenue, net of current portion	283	177
Customer security deposits, net of current portion	54	53
Capital leases, net of current portion	5,903	5,882
Total liabilities	210,922	239,386

Commitments and contingencies (see Note 8)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 23,988,607 and 24,207,564 shares issued and 23,937,167 and 24,156,124 shares outstanding at March 31, 2007 and June 30, 2007, respectively	24	24
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 763,811 shares issued and outstanding, at March 31, 2007 and June 30, 2007, respectively	1	1
Additional paid-in capital	155,957	157,638
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(65,005)	(71,848)
Total stockholders’ equity	90,805	85,643
Total liabilities and stockholders’ equity	$301,727	$325,029

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2006	2007
	(Restated)

Revenues	$5,576	$18,146

Costs and Expenses:
Direct operating	3,422	6,206
Selling, general and administrative	2,486	5,558
Provision for doubtful accounts	19	186
Research and development	23	223
Stock-based compensation	—	87
Depreciation of property and equipment	1,851	6,125
Amortization of intangible assets	192	1,070
Total operating expenses	7,993	19,455
Loss from operations before other income (expense)	(2,417)	(1,309)

Interest income	309	321
Interest expense	(303)	(4,658)
Non-cash interest expense	(23)	(1,086)
Other (expense) income, net	(168)	(111)
Net loss	$(2,602)	$(6,843)

Net loss per common share - basic and diluted	$(0.11)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	22,960,108	24,758,441

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Three Months Ended June 30,
	2006	2007
	(Restated)
Cash flows from operating activities
Net loss	$(2,602)	$(6,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	47
Depreciation and amortization	2,043	7,195
Amortization of software development costs	156	129
Amortization of debt issuance costs included in interest expense	—	337
Provision for doubtful accounts	19	186
Stock-based compensation	—	87
Non-cash interest expense	23	1,086
Changes in operating assets and liabilities:
Accounts receivable	(773)	(1,981)
Prepaids and other current assets	(51)	(109)
Unbilled revenue	(340)	214
Other assets	(475)	42
Accounts payable and accrued expenses (see Note 9)	(2,315)	33
Deferred revenue	(303)	(779)
Other liabilities	(44)	209
Net cash used in operating activities	(4,662)	(147)

Cash flows from investing activities
Purchases of property and equipment (see Note 9)	(22,699)	(29,554)
Deposits paid for property and equipment (see Note 9)	(1,696)	(5,000)
Additions to capitalized software costs	(229)	(284)
Acquisition of PLX Systems Incorporated	(1,523)	—
Purchase of available-for-sale securities	—	(1,500)
Net cash used in investing activities	(26,147)	(36,338)

Cash flows from financing activities
Repayment of notes payable	(595)	(907)
Proceeds from notes payable	—	5,000
Proceeds from credit facilities	—	31,312
Payments of debt issuance costs	—	(239)
Principal payments on capital leases	(15)	(18)
Costs associated with prior year issuance of Class A common stock	(151)	(10)
Net proceeds from issuance of Class A common stock	110	20
Net cash (used in) provided by financing activities	(651)	35,158
Net decrease in cash and cash equivalents	(31,460)	(1,327)
Cash and cash equivalents at beginning of period	36,641	29,376
Cash and cash equivalents at end of period	$5,181	$28,049

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

($ in thousands, except for per share data)

(Unaudited)

1.	NATURE OF OPERATIONS

AccessIT was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”) a business we no longer operated after May 1, 2007. Beginning April 1, 2007, we made changes to our organizational structure which impacted our reportable segments. These changes did not impact our consolidated financial position, results of operations or cash flows. From this point forward, we have realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”) d/b/a AccessIT Advertising and Creative Services (“ACS”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT’s Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007.

RESTATEMENT

During the fiscal year ended March 31, 2004, in connection with the AccessIT SW Acquisition and the Managed Services Acquisition, the Company recorded deferred tax liabilities totaling $1,605, with an offsetting increase to goodwill. In the fiscal year ended March 31, 2007, the Company determined that it was not appropriate to record the offsetting increase to goodwill, as the acquired taxable temporary differences are expected to reverse in the same period that pre-existing deductible temporary differences are expected to reverse.  Furthermore, a full valuation allowance has consistently been applied against the gross deferred tax assets related to such deductible temporary differences.  As such, the acquisition of taxable temporary differences should have resulted in a corresponding decrease to the valuation allowance, and not have given rise to a net deferred tax liability. The recording of these amounts had the effect of overstating assets and liabilities, and also understating the Company’s net losses, due to the amortization of the previously recorded net deferred tax liability that had been shown as an income tax benefit. Therefore, the Company revised its accounting for the transactions and restated its previously issued annual and interim consolidated financial statements to reduce the valuation allowance and reduce goodwill.

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2006:

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations and Cash Flows
Income tax benefit	$78	$(78)	$-
Net loss	$(2,524)	$(78)	$(2,602)
Net loss per common share – basic and diluted	$(0.11)	$—	$(0.11)

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”

Software maintenance contracts, and professional consulting services, which includes systems implementation, training, custom software development services and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees, non-recurring installation and consulting fees, virtual print fees (“VPFs”) and alternative content fees (“ACFs”).

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

Content & Entertainment

Content & Entertainment revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Movie theatre admission and concession revenues.	SAB No. 104
Cinema advertising service revenues and distribution fee revenues.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)

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

Other

Other revenues, attributable to the Data Center Services segment, were generated as follows:

Revenues consist of:	Accounted for in accordance with:
License fees for data center space, web hosting fees, electric, cross connect fees and riser access charges.	SAB No. 104

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

DIRECT OPERATING COSTS

Direct operating costs consists of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, film rent expense, amortization of capitalized software development costs, exhibitor payments for displaying cinema advertising and other deferred expenses, such as advertising production, post production and technical support related to developing and displaying advertising. These other deferred expenses are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

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

The Company adopted SFAS 123(R) using the “modified prospective” method in which stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. For the three months ended June 30, 2006, no stock-based compensation expense was recorded for the 436,747 stock options awarded in excess of the Company’s stock incentive plan, as such stock options were subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006. For the three months ended June 30, 2007, stock-based compensation expense of $87 was recorded. The Company has estimated that the stock-based compensation expense, using a Black-Scholes option valuation model, related to current outstanding stock options will be approximately $300 in fiscal 2008.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for these software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 states that there are three distinct stages to the software development process for internal use software. The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives. The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing. The final stage, the implementation stage, includes the activities associated with placing a software project into service. All activities included within the preliminary project stage would be considered research and development and expensed as incurred. During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to ten years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years, except for DMS’ Theatre Command Center (“TCC”) proprietary software. Effective April 1, 2007, our TCC software development costs will be amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over an estimated life of ten years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the three months ended June 30, 2006 and 2007, respectively. Amortization of capitalized software development costs, included in direct operating costs, for the three months ended June 30, 2006 and 2007 amounted to $156 and $129, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. For the three months ended June 30, 2006 and 2007, unbilled receivables under such customized software development contracts aggregated $1,832 and $1,454, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of June 30, 2007, our finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks, and Federal Communications Commission licenses (for satellite transmission services) which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, the Pavilion Theatre, PLX, ACS and The Bigger Picture. In March 2007, it was determined that a deferred tax asset should have been recorded for the AccessIT SW Acquisition and the Managed Services Acquisition and goodwill was reduced by $1,605, as discussed previously. During June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) of $38 was expensed as the license expired and was not renewed. Additional information related to the segments of the Company and its subsidiaries can be found in Note 10.

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with AccessIT DC’s Digital Cinema Roll-Out (see Note 8). These amounts are classified as long-term due to the nature of the assets underlying these deposits, although such deposits will be fully utilized against invoices from Christie within approximately six months from such payment date.

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

The Company has incurred net losses for each of the three months ended June 30, 2006 and 2007 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

4.	ACQUISITIONS

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

In July 2006, the Company acquired 100% of the issued and outstanding stock of USM (the “USM Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash, and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204 (see Note 6). The results of USM’s operations have been included in the consolidated financial statements since August 1, 2006. The Company also agreed to pay to the USM Stockholders additional purchase price, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. The Company also assumed $5,914 of USM’s debt, of which $5,598 relates to USM’s revolving credit facility (see Note 6).

In January 2007, the Company purchased substantially all of the assets and assumed certain liabilities of BP/KTF, LLC, a subsidiary of privately-held Sabella Dern Entertainment (“BP/KTF”) for 460,000 shares of the Company’s Class A Common Stock (the “Bigger Picture Acquisition”). The results of Bigger Picture’s operations have been included in the consolidated financial statements since February 1, 2007. The Company also agreed to pay BP/KTF additional purchase price in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met.

The following pro forma information shows the results of operations for the three months ended June 30, 2006, as though the above acquisitions had occurred at the beginning of that respective fiscal year. The pro forma information reflects adjustments for (i) depreciation and amortization of acquired tangible and intangible assets from the acquisitions, (ii) interest expense for promissory notes issued by the Company in favor of the USM Stockholders in the principal amount of $5,204 (see Note 6), and (iii) the full year impact of the issuance of 974,184 shares for the USM Acquisition and 460,000 shares for the Bigger Picture Acquisition. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

For the Three Months Ended June 30, 2006
(unaudited)
Revenues	$10,258
Net loss	$(3,281)
Basic and diluted net loss per share	$(0.13)

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2007		As of June 30, 2007
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$47	$141	$47	$129
Exhibitor Install Notes	54	986	166	879
TIS Note	—	100	—	100
	$101	$1,227	$213	$1,108

In March 2006, in connection with our Digital Cinema Roll-Out, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of June 30, 2007, the outstanding balance of the Exhibitor Note was $176.

In connection with AccessIT DC’s Digital Cinema Roll-Out (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively. As of June 30, 2007, the aggregate outstanding balance of the Exhibitor Install Notes was $1,045.

Prior to the acquisition of USM, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS. As of June 30, 2007, the outstanding balance of the TIS Note was $100.

6.	DEBT AND CREDIT FACILITY

Notes payable consisted of the following:

	As of March 31, 2007		As of June 30, 2007
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$828	$367	$670	$367
Boeing Note	450	402	414	—
First USM Note	382	634	390	534
SilverScreen Note	100	144	111	106
Senior Notes	—	22,000	22,000	—
Excel Term Note	720	6,030	740	5,830
Christie Note	—	—	—	5,000
GE Credit Facility	—	134,619	—	165,930
	$2,480	$164,196	$24,325	$177,767

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. In March 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term. During the three months ended June 30, 2007, the Company repaid principal of $157 on the HS Notes. As of June 30, 2007, the outstanding principal balance of the HS Notes was $1,037.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the three months ended June 30, 2007, the Company repaid principal of $450 and non-cash interest expense resulting from the Boeing Note was $12. As of June 30, 2007, the outstanding balance of the Boeing Note, including imputed interest, was $414.

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006, or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the three months ended June 30, 2007, the Company repaid principal of $93 on the First USM Note. As of June 30, 2007, the outstanding principal balance of the First USM Note was $924.

Prior to the USM Acquisition (see Note 4), USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. During the three months ended June 30, 2007, the Company repaid principal of $27 on the SilverScreen Note. As of June 30, 2007, the outstanding principal balance of the SilverScreen Note was $217.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the Senior Notes based on a formula (“Additional Interest”). The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Senior Notes at any time and from time to time. The Company may prepay the Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $20,962 from the October 2006 Private Placement is expected to be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and ACS and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes.

In February 2007, the Company and the Purchasers of the Senior Notes agreed to amend the Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the Company  may  incur, to  up to  $5,000, (iii) provide for additional interest to be paid in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Additional Interest Shares payable to the Purchasers annually. As of June 30, 2007, the outstanding principal balance of the Senior Notes was $22,000.

In December 2006, in connection with the conversion of USM’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”), ACS issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest is due on the maturity date of January 1, 2012. ACS may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. During the three months ended June 30, 2007, the Company repaid principal of $180 on the Excel Term Note. The Excel Term Note is not guaranteed by the Company or its other subsidiaries, other than ACS. As of June 30, 2007, the outstanding principal balance of the Excel Term Note was $6,570. Under debt covenants contained in the Excel Term Note, ACS is required to maintain compliance with certain financial covenants. At June 30, 2007, only one financial covenant was applicable and ACS was in compliance with this covenant.

In May 2007, the Company ordered additional Systems in connection with AccessIT DC’s Digital Cinema Roll-Out (see Note 8) from Christie for an estimated aggregate total purchase price of approximately $16,500, and in connection with this order, Christie provided $5,000 of vendor financing (the “Christie Note”). The Christie Note bears interest at 15% and may be prepaid without penalty. The Christie Note and all accrued interest is due and payable in July 2008. If the Christie Note is repaid in full by March 31, 2008, the interest rate becomes 8%, retroactive to the beginning of the note term. As of June 30, 2007, the outstanding principal balance of the Christie Note was $5,000.

CREDIT FACILITY

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Digital Cinema Roll-Out (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. As of June 30, 2007, $165,930 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%.

In August 2006, the GE Credit Facility was amended to allow borrowings by AccessIT DC to be in aggregate amounts not in exact multiples of $1,000.

Under debt covenants contained in the GE Credit Facility, the Company is required to maintain compliance with certain financial covenants. Material covenants include a leverage and interest coverage ratio. At June 30, 2007, the Company was in compliance with these covenants.

7.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of June 30, 2007, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

In April 2006, the Company issued 23,445 shares of Class A Common Stock to R & S International, Inc., in connection with the purchase of the domain name, website, customer list and the IP address space for Ezzi.net and certain data center-related computer equipment of R & S International, Inc. The Company agreed to register the resale of these shares with the SEC. The Company filed a Form S-3/A on September 15, 2006, which was declared effective by the SEC on September 19, 2006.

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued 974,184 shares of Class A Common Stock (the “USM Shares”) as part of the purchase price. Under the stock purchase agreement entered into by the Company in connection with the USM Acquisition, the Company was required to register the resale of the USM Shares with the SEC. The Company filed a Form S-3 on August 30, 2006, which was declared effective by the SEC on September 19, 2006.

In October 2006 and December 2006, the Company issued 46,750 and 53,029 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007.

In January 2007, in connection with the acquisition of The Bigger Picture, the Company issued 460,000 shares of Class A Common Stock (the “BP Shares”) as payment of the purchase price. The Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the resale of all of the BP Shares. The Company filed a Form S-3/A on February 13, 2007, which was declared effective by the SEC on February 15, 2007.

In February 2007, in connection with the acquisition of Managed Services in January 2004, the Company issued 3,394 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.

In March 2007, the Company issued 81,768 and 78,720 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

In March 2007, the Company issued 30,000 shares of Class A Common Stock to one of the holders of the HS Notes (see Note 6) for their agreement to reduce the remaining principal on their note by $150. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

In April 2007, in connection with the acquisition of USM and the achievement of certain digital cinema deployment milestones, the Company issued 67,906 shares of the Company’s Class A Common Stock, with a value of $512, to the USM Stockholders as additional purchase price. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

In June 2007, the Company issued 74,947 and 72,104 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) provided for the issuance of options to purchase up to 1,100,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the Plan to 2,200,000 shares at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

During the three months ended June 30, 2007, under the Plan, the Company granted stock options to purchase 8,500 shares of its Class A Common Stock to its employees and stock options to purchase 50,000 shares of its Class A Common Stock to five non-employee members of our Board, all at an exercise price range from $6.01 to $7.60 per share.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,596,497	$7.90
Granted	58,500	7.39
Exercised	(4,000)	4.65
Cancelled	—	—
Balance at June 30, 2007	1,650,997	$7.89

As of December 31, 2006, AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the three months ended June 30, 2007, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at June 30, 2007	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of June 30, 2007, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2007	June 30, 2007
Underwriter Warrants	3,775	3,775
July 2005 Private Placement Warrants	467,275	467,275
New Warrants	760,196	760,196
	1,231,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expire on November 7, 2007. The exercise price is subject to adjustment in certain circumstances, and in fiscal 2004 the exercise price was adjusted to $6.03 per share. As of June 30, 2007, 3,775 Underwriter Warrants remained outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of June 30, 2007, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”). The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of June 30, 2007, all 760,196 of the New Warrants remained outstanding.

8.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC may order up to 4,000 Systems from Christie (the “Digital Cinema Roll-Out”).

Through June 30, 2007, in connection with our Digital Cinema Roll-Out, we have entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC. As of June 30, 2007, we have entered into master license agreements with eleven motion picture exhibitors for the placement of Systems in movie theatres covering a total of 3,441 screens (includes screens at AccessIT’s Pavilion Theatre) and we have installed 2,692 Systems.

As of June 30, 2007, AccessIT DC has ordered 2,901 of the Systems from Christie. As of June 30, 2007, the Company has paid $210,595 towards Systems ordered and installation costs incurred in connection with our Digital Cinema Roll-Out. AccessIT DC has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres. The motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter. Under a master license agreement with a certain motion picture exhibitor, the Company has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, which is expected to be paid over the next year, and these installation costs will be included in the cost of property and equipment. As of June 30, 2007, AccessIT DC has paid $12,561 in such installation costs.

As of June 30, 2007, all of our purchase obligations for the 2,901 Systems ordered, but not delivered, in connection with AccessIT DC’s Digital Cinema Roll-Out, have been included in the Company’s condensed consolidated financial statements.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the three months ended June 30,
	2006	2007
Interest paid	$306	$3,958
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$8,202	$12,797
Deposits applied to equipment purchased from Christie	$—	$8,513
Liabilities assumed in the PLX Acquisition	$140	$—
Issuance of Class A Common Stock as additional purchase price for USM	$—	$512

For the three months ended June 30, 2006 and 2007, included in purchases of property and equipment on the condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $0 and $19,197, respectively.

10.	SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 1, beginning April 1, 2007, we made changes to our organizational structure that impacted our reportable segments. The Media Services segment was reorganized. The Company has realigned its focus and our business is now comprised of three primary reportable segments: Media Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization. Future changes to this organization structure may result in changes to the reportable segments disclosed.

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

AccessIT DC (formerly referred to as Christie/AIX)	Financing vehicle and administrator for our Digital Cinema Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate our integrated digital cinema solutions.
ACS	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.

The Other segment consists of the following:

Operations of:	Products and services provided:
Data Centers	Provides services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment.
Access Digital Server Assets	Provides web hosting services.

The Company decided to realign its resources and to dispose of the Data Center Services segment, except our Managed Services business which we decided to retain and is now part of our Media Services segment. The disposition of our Data Center Services represented a strategic realignment of our technical and financial resources, thus enabling the Company to focus on what the Company believes are more profitable business opportunities. However, the Company was not able to classify the Data Center Services operations as a discontinued operation because the Company will remain as the lessee under the leases, and as a result, the Data Center Services will be shown as a part of continuing operations.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2007	As of June 30, 2007
Intangible assets, net:
Media Services	$1,443	$1,251
Content & Entertainment	17,984	17,069
Other	—	—
Corporate	5	4
Total intangible assets, net	$19,432	$18,324

	As of March 31, 2007	As of June 30, 2007
Goodwill:
Media Services	$4,529	$4,529
Content & Entertainment	8,720	9,232
Other	—	—
Corporate	—	—
Total goodwill	$13,249	$13,761

	As of March 31, 2007	As of June 30, 2007
Total assets:
Media Services	$243,186	$268,831
Content & Entertainment	48,707	48,186
Other	1,239	1,232
Corporate	8,595	6,780
Total consolidated	$301,727	$325,029

	For the three months ended June 30,
	2006	2007
Revenues:
Media Services	$3,269	$11,013
Content & Entertainment	1,344	6,802
Other	963	331
Corporate	—	—
Total revenues	$5,576	$18,146

	For the three months ended June 30,
	2006	2007
Media Services:
(Loss) income from operations before other income (expense)	$(1,034)	$1,387
Plus depreciation and amortization	1,686	5,764
Income from operations before interest, taxes, depreciation and amortization	$652	$7,151

	For the three months ended June 30,
	2006	2007
Content & Entertainment:
Income (loss) from operations before other income (expense)	$159	$(1,422)
Plus depreciation and amortization	123	1,307
Income (loss) from operations before interest, taxes, depreciation and amortization	$282	$(115)

	For the three months ended June 30,
	2006	2007
Other:
Loss from operations before other income (expense)	$(309)	$(11)
Plus depreciation and amortization	203	105
(Loss) income from operations before interest, taxes, depreciation and amortization	$(106)	$94
	For the three months ended June 30,
	2006	2007
Corporate:
Loss from operations before other income (expense)	$(1,233)	$(1,263)
Plus depreciation and amortization	31	19
Loss from operations before interest, taxes, depreciation and amortization	$(1,202)	$(1,244)

	For the three months ended June 30,
	2006	2007
Consolidated:
Loss from operations before other income (expense)	$(2,417)	$(1,309)
Plus depreciation and amortization	2,043	7,195
(Loss) income from operations before interest, taxes, depreciation and amortization	$(374)	$5,886

11.	RELATED PARTY TRANSACTIONS

An officer of Christie, from whom AccessIT DC purchases the Systems for our Digital Cinema Roll-Out was also a non-employee officer of AcessIT DC until May 2007. Payments for such Systems to Christie for the three months ended June 30, 2006 and 2007 totaled $26,063 and $210,595, respectively. This individual was not compensated by AccessIT DC and effective May 2007, the individual is no longer an officer of AccessIT DC.

12.	INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements. The tax years ended March 31, 2004 through 2007 generally remain open to examination by the major taxing jurisdictions to which we are subject. In addition, the Company generated net operating losses in each tax year beginning with the year ended March 31, 2001. Future utilizations of such net operating losses will cause such years to remain open to examination to the extent that such net operating losses are utilized

13.	SUBSEQUENT EVENTS

In July 2007, in connection with the acquisition of USM and the achievement of certain digital cinema deployment milestones, the Company issued 77,955 shares of the Company’s Class A Common Stock, with a value of $488, to the USM Stockholders as additional purchase price. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007. No additional purchase price will be due to the USM Stockholders, since the maximum amount of additional purchase price equal to $1,000 has been achieved, as shares with a value of $512 were issued in April 2007 (see Note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Access Integrated Technologies, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Additional information regarding risks to the Company can be found below (see Part II Item 1A under RISK FACTORS).

In this report, “AccessIT,” “we,” “us,” “our” and the “Company” refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

OVERVIEW

AccessIT provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”) a business we no longer operated after May 1, 2007. We have since realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.

We have three reportable segments: Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), Christie/AIX, Inc. (“AccessIT DC”), PLX Acquisition Corp. and Core Technology Services, Inc. (“Managed Services”). The Content & Entertainment segment of our business is comprised of ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), UniqueScreen Media, Inc. (“USM”) d/b/a AccessIT Advertising and Creative Services (“ACS”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). Our Other segment consists of the operations of our three IDCs and the operations of the Access Digital Server Assets.

We have incurred net losses of $2.6 million and $6.8 million in the three months ended June 30, 2006 and 2007, respectively, and we have an accumulated deficit of $71.8 million as of June 30, 2007. We anticipate that, with our recent acquisitions and the operations of AccessIT DC and DMS, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a much lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended June 30, 2006 and 2007

The following table sets forth, for the period indicated, the comparative changes to amounts included in our unaudited condensed consolidated statements of operations.

($ in thousands)	Summary Operating Results For the Three Months Ended June 30,
	2006		Increase/(Decrease)
	(Restated)	2007	$	%
Revenues	$5,576	$18,146	$12,570	225%
Costs and Expenses:
Direct operating	3,422	6,206	2,784	81%
Selling, general and administrative	2,486	5,558	3,072	124%
Provision for doubtful accounts	19	186	167	879%
Research and development	23	223	200	870%
Stock-based compensation	—	87	87	NM *
Depreciation of property and equipment	1,851	6,125	4,274	231%
Amortization of intangible assets	192	1,070	878	457%
Total operating expenses	7,993	19,455	11,462	143%
Loss from continuing operations before other income (expense)	(2,417)	(1,309)	(1,108)	(46)%

Interest income	309	321	12	4%
Interest expense	(303)	(4,658)	4,355	NM *
Non-cash interest expense	(23)	(1,086)	1,063	NM *
Other income, net	(168)	(111)	(57)	(34)%
Net loss	$(2,602)	$(6,843)	$4,241	163%

*NM	Not meaningful

Revenues

Revenues were $5.6 million and $18.1 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $12.6 million or 225%. The increase in revenue was primarily due to increased VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres. The increase also related to the acquisitions of USM and The Bigger Picture, part of the Content & Entertainment segment, acquired after June 30, 2006, and partially offset by reduced revenues of the IDCs due to their disposition at March 31, 2007.

Direct Operating Costs

Total direct operating costs were $3.4 million and $6.2 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $2.8 million or 81%. The increase in direct operating costs was predominantly in the Content & Entertainment segment due to the acquisitions of USM and The Bigger Picture, acquired after June 30, 2006, and in the Media Services segment due to increased payroll costs associated with subcontracted technical staff hired during the three months ended June 30, 2007. These increases were partially offset by reduced direct operating costs of the IDCs due to their disposition.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $2.5 million and $5.6 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $3.1 million or 124%. The increase was primarily in the Content & Entertainment segment due to the acquisitions of USM and The Bigger Picture, acquired after June 30, 2006, and increased headcount in the Media Services segment to support AccessIT DC’s Digital Cinema Roll-Out. As of June 30, 2006 and 2007 we had 145 and 350 employees, respectively, of which 43 and 49, respectively, were part-time employees and 0 and 85, respectively, were salespersons.

Depreciation Expense on Property and Equipment

Total depreciation expense was $1.8 million and $6.1 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $4.3 million or 231%. The increase was primarily attributable to the depreciation for the assets to support AccessIT DC’s Digital Cinema Roll-Out.

Amortization Expense of Intangible Assets

Total amortization expense was $0.2 million and $1.1 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $0.9 million or 457%. The increase was primarily attributable to the amortization of intangible assets due to the acquisitions of USM and The Bigger Picture, acquired after June 30, 2006.

Interest expense

Total interest expense was $0.3 million and $4.7 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $4.4 million. The increase was primarily due to the interest expense, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility (see Note 6), amortization of debt issuance costs incurred on the Senior Notes (see Note 6) and interest associated with USM’s Excel Term Note (see Note 6) We anticipate that we will experience an increase in our interest expense consistent with the borrowings from the GE Credit Facility to support AccessIT DC’s Digital Cinema Roll-Out.

Non-cash interest expense

Total non-cash interest expense was $0 and $1.1 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $1.1 million. The increase was due to the value of the shares issued as payment of interest on the $22.0 million of Senior Notes (see Note 6) which were not outstanding during the three months ended June 30, 2006.

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

In August 2006, AccessIT DC, an indirect wholly-owned subsidiary of the Company, entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, AccessIT DC may draw up to $217.0 million in the form of a senior secured multi draw term loan (the “GE Credit Facility”), in one or more borrowings. Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including, all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of digital cinema systems in connection with AccessIT DC’s Digital Cinema Roll-Out and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems would be funded from other sources of capital including contributed equity. As of June 30, 2007, $165.9 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%. The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”). The net proceeds of approximately $21.0 million from the October 2006 Private Placement are used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and ACS and their respective subsidiaries. Accordingly, each of the Guarantors, other than AccessIT DC and ACS and their respective subsidiaries entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Senior Notes. The Senior Notes contain certain restrictive covenants that restrict the Company and the Subsidiary Guarantors from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee the Senior Notes, making certain investments and modifying authorized capital.

As of June 30, 2007, AccessIT DC has paid $210.6 million for Systems ordered and installation costs incurred in connection with AccessIT DC’s Digital Cinema Roll-Out.

As of June 30, 2007, we had cash and cash equivalents of $28.0 million and we had negative working capital, defined as current assets less current liabilities, of $(1.3) million. Our working capital is negative due to the Senior Notes being classified as a current liability as of June 30, 2007. We are presently in discussions with regard to refinancing certain of our debt obligations including the $22.0 million of Senior Notes (see Note 6) which would result in additional working capital.

Operating activities used net cash of $4.7 million and $0.1 million for the three months ended June 30, 2006 and 2007, respectively. The increase in cash used by operating activities was primarily due to an increase of accounts receivable, prepaids and other current assets and the reduction in accounts payable and accrued expenses offset by adjustments not requiring cash, such as depreciation and amortization.

Investing activities used net cash of $26.1 million and $36.3 million for the three months ended June 30, 2006 and 2007, respectively. The increase was due to the purchase of and deposits on additional computer related equipment and other assets, primarily in connection with AccessIT DC‘s Digital Cinema Roll-Out. We anticipate that we will experience an increase in our capital expenditures consistent with the anticipated growth in our operations, infrastructure and personnel mainly in the support of AccessIT DC’s Digital Cinema Roll-Out.

Financing activities used net cash of $0.7 million for the three months ended June 30, 2006. Financing activities provided net cash of $35.2 million for the three months ended June 30, 2007 due to the proceeds from the GE Credit Facility and the Christie Note (see Note 6).

The Company has contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, a non-cancelable long-term capital lease obligation for the Pavilion Theatre, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of June 30, 2007 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter
Long-term debt	$36,162	$24,325	$7,697	$4,140	$-
Credit facilities	165,930	-	34,495	34,003	97,432
Capital lease obligations	17,242	1,128	2,256	2,256	11,602
Operating lease obligations	13,246	3,086	5,414	2,219	2,527
Theatre agreements	17,514	5,648	5,402	2,049	4,415
Total	$250,094	$34,187	$55,264	$44,667	$115,976

As of June 30, 2007, all of our purchase obligations for the Systems ordered, but not delivered, in connection with AccessIT DC’s Digital Cinema Roll-Out, have been included in the Company’s condensed consolidated financial statements.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under the GE Credit Facility (see Note 6), interest on the Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the Senior Notes and the Credit Agreement may limit the ability of the Company to obtain financing, make it more difficult to satisfy the Company’s debt obligations or require the Company to dedicate a substantial portion of the Company’s cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand, cash receipts from existing operations and funds available under the GE Credit Facility (see Note 6), will be sufficient to permit us to meet our obligations through June 30, 2008.

Seasonality

Media Services revenues derived from the collection of VPFs from motion picture studios and Content & Entertainment revenues derived from our Pavilion Theatre are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Subsequent Events

In July 2007, in connection with the acquisition of USM and the achievement of certain digital cinema deployment milestones, the Company issued 77,955 shares of the Company’s Class A Common Stock, with a value of $0.5 million, to the USM Stockholders as additional purchase price. The Company agreed to register the resale of the shares of the Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.No additional purchase price will be due to the USM Stockholders, since the maximum amount of additional purchase price equal to $1.0 million has been achieved, as shares with a value of $0.5 million were issued in April 2007 (see Note 7).

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our GE Credit Facility (see Note 6) and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate. As of June 30, 2007, $165.9 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part of all of your investment.

An inability to obtain necessary financing may have a material adverse effect on our financial position, operations and prospects if unanticipated capital needs arise.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. We will be restricted in the type and amount of additional indebtedness that we may incur as a result of our acquisition of AccessIT SW. In connection with the acquisition of AccessIT SW, we issued secured promissory notes to the sellers that will be senior to all indebtedness during the term of those notes other than any debt provided by a bank or institutional lender, which is less than $1.0 million in aggregate principal amount, unsecured or secured by the assets of AccessIT SW and its subsidiaries. Certain of the assets acquired by The Bigger Picture from BP/KTF are subject to liens and the security interests of a third party, Screenvision Exhibition, Inc. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects. In connection with the Framework Agreement, we have agreed, through AccessIT DC, to seek to raise financing for purchases of digital cinema projection systems. Although we have entered into a Credit Facility (the “GE Credit Facility”) with General Electric Capital Corporation (“GECC”), pursuant to which GECC and certain other lenders agreed to provide AccessIT DC a $217 million Senior Secured Multi Draw Term Loan, if we are unable to draw down loans from the GE Credit Facility or raise additional funds, we may not be able to fulfill our obligations under the Framework Agreement. The GE Credit Facility contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. In October 2006, we issued certain promissory notes which restrict the Company and its subsidiaries (other than AccessIT DC and ACS) from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital.

We have limited experience in our newer business operations, which may negatively affect our ability to generate sufficient revenues to achieve profitability.

We were incorporated on March 31, 2000. Our first IDC, a part of our initial business, became operational in December 2000. Subsequent thereto, we added additional IDCs and expanded into the following new business areas which are currently our primary focus: (a) providing satellite delivery services, through our wholly-owned subsidiary AccessIT Satellite; (b) operating a movie theater, through our wholly-owned subsidiary ADM Cinema; (c) placing digital cinema projection systems into movie theaters and collecting virtual print fees in connection with such placements, through our indirect wholly-owned subsidiary AccessIT DC; (d) providing pre-show on-screen advertising and entertainment, through our wholly-owned subsidiary ACS and (e) operating an alternate content distribution company, through our wholly-owned subsidiary, The Bigger Picture. Although we have retained the senior management of the acquired businesses and have hired other experienced personnel, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. We also cannot assure you that we will be able to successfully operate these businesses. Our efforts to expand into these five new business areas may prove costly and time-consuming and have become our primary business focus, causing us to decide to dispose of our Data Center Services segment.

Our lack of operating experience in the digital cinema industry and providing transactional software for movie distributors and exhibitors could result in:

•	increased operating and capital costs;
•	an inability to effect a viable growth strategy;
•	service interruptions for our customers; and
•	an inability to attract and retain customers.

We may not be able to generate sufficient revenues to achieve profitability through the operation of our digital cinema business or our entertainment software business. We cannot assure you that we will be successful in marketing and operating these new businesses or, even if we are successful in doing so, that we will not experience additional losses.

We face the risks of an early-stage company in a new and rapidly evolving market and may not be able successfully to address such risks and ever be successful or profitable.

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

•	lack of operating experience;
•	net losses;
•	lack of sufficient customers;
•	insufficient revenues and cash flow to be self-sustaining;
•	necessary capital expenditures;
•	an unproven business model;
•	a changing business focus; and
•	difficulties in managing potentially rapid growth.

This is particularly the case with respect to our newly acquired businesses. We cannot assure you that we will ever be successful or profitable.

Because the use of DMS’ services largely depends on the expanded use of digital presentations requiring electronic delivery, if such expanded use does not occur, no viable market for DMS’ services may develop.

Even though we are among the first to develop software and systems for the delivery of digital content to movie theaters and other venues, the demand for them is largely dependent on a concurrent expansion of digital presentations at theaters, which may not occur for several years. There can be no assurance that major movie studios or providers of alternative digital content that currently rely on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters or other venues. If the development of digital presentations and changes in the way digital files are delivered does not occur, there may be no viable market for DMS’ delivery systems and software.

If we do not respond to future advances in technology and changes in customer demands, our financial position, prospects and results of operations may be adversely affected.

The demand for our Digital Media Delivery Services and entertainment software will be affected, in large part, by future advances in technology and changes in customer demands. Our success will also depend on our ability to address the increasingly sophisticated and varied needs of our existing and prospective customers.

We cannot assure you that there will be a demand for the digital cinema software and delivery services provided by DMS. DMS’ profitability depends largely upon the general expansion of digital presentations at theaters, which may not occur for several years. Although AccessIT DC has entered into digital cinema deployment agreements with six motion picture studios, there can be no assurance that these and other major movie studios relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters or that they will release all, some or any of their motion pictures via digital cinema. If the development of digital presentations and changes in the way digital files are delivered does not occur, there may be no viable market for DMS’ software and systems.

We expect competition to be intense: if we are unable to compete successfully, our business and results of operations will be seriously harmed.

The markets for the managed services business, the digital cinema business and the entertainment software business, although relatively new, are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or software similar to ours may compete with our business. Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from competitors.

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

Although there are no acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers. Completing an acquisition and integrating an acquired business, including our recently acquired businesses, may require a significant diversion of management time and resources and involves assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

Our recent acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

We have made several meaningful acquisitions to expand into new business areas. However, we may experience costs and hardships in integrating the new acquisitions into our current business structure. In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC which have been integrated into the operations of AccessIT Satellite. In February 2005, we acquired the Pavilion Theatre through our wholly-owned subsidiary, ADM Cinema. In June 2005, we created AccessIT DC, a wholly-owned subsidiary of AccessDM, to purchase Systems for AccessIT DC’s Digital Cinema Roll-Out, under the Framework Agreement with Christie. In January 2006, we purchased certain web hosting assets. In June 2006, the Company, through its indirectly wholly-owned subsidiary, PLX Acquisition, purchased substantially all the assets of PLX which have been integrated into the operations of AccessIT SW. In July 2006, we acquired all of the capital stock of USM. Most recently, in January 2007, the Company, through its wholly-owned subsidiary, The Bigger Picture, purchased substantially all of the assets of BP/KTF, which we intend to integrate into the Company’s operations. We may not be able to integrate successfully the acquired businesses and assets into our existing business. We cannot assure you that we will be able to effectively market the services provided by AccessIT Satellite, the Pavilion Theatre, AccessIT DC, ACS and The Bigger Picture. Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly. Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our rapid growth. Since November 2004, we have acquired the businesses discussed above and in connection with those acquisitions, we have formed additional subsidiaries. These subsidiaries operate in business areas different from our IDC operations business. The number of our employees has grown from 11 in March 2003 to over 350 in June 2007. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations.Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

If we are not successful in protecting our intellectual property, our business will suffer.

We depend heavily on technology to operate our business. Our success depends on protecting our intellectual property, which is one of our most important assets. Although we do not currently hold any copyrights, patents or registered trademarks, we do have intellectual property consisting of:

•	licensable software products;
•	rights to certain domain names;
•	registered service marks on certain names and phrases;
•	various unregistered trademarks and service marks;
•	know-how; and
•	rights to certain logos.

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

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide. For the three months ended June 30, 2007, AccessIT DC’s customers comprised 76.2% of Media Services revenues. For the three months ended June 30, 2007, ACS and our Pavilion Theatre comprised 74.0% and 20.6% of Content & Entertainment revenues, respectively. Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public. Media Services’ customers are principally worldwide motion picture studios. Five customers, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Twentieth Century Fox and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 68.6%, 16.1%, 24.3% and 52.3% of AccessIT DC’s, AccessIT SW’s, AccessDM’s and Media Services’ revenues, respectively.

Our substantial debt and lease obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations. We have notes payable to third parties with principal amounts aggregating $202.1 million as of June 30, 2007. We also have a capital lease obligation covering facilities with the principal amount of $6.0 million as of June 30, 2007.

Additionally, AccessIT DC, our indirect wholly-owned subsidiary, has recently entered into the GE Credit Facility, which permits us to borrow up to $217 million of which $165.9 million has been drawn down as of June 30, 2007 and is included in the notes payable to third parties above. The obligations and restrictions under the GE Credit Facility and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future and making it more difficult for us to satisfy our debt obligations;
•

requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	making us more vulnerable to a downturn in our business and limiting our flexibility to plan for, or react to, changes in our business; and
•	placing us at a competitive disadvantage compared to competitors that might have stronger balance sheets or better access to capital by, for example, limiting our ability to enter into new markets.

If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations.

The foregoing risks would be intensified to the extent we borrow additional money or incur additional debt.

The agreements governing our GE Credit Facility and our issuance of notes in October 2006 imposes certain limitations on us.

The agreement governing our GE Credit Facility restricts the ability of AccessIT DC and its existing and future subsidiaries to:

•	make certain capital expenditures;
•	incur other indebtedness;
•	engage in a new line of business;
•	sell certain assets;
•	acquire, consolidate with, or merge with or into other companies; and
•	Enter into transactions with affiliates.

The agreements governing our issuance of notes in October 2006 restrict the ability of the Company and its subsidiaries, subject to certain exceptions, from:

•	incurring other indebtedness;
•	creating or acquiring subsidiaries which do not guarantee the notes;
•	making certain investments; and
•	modifying authorized capital.

We may not be able to generate the amount of cash needed to fund our future operations.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations and available cash financed through the issuance of securities and our GE Credit Facility will be adequate to meet our future liquidity needs for at least one year from the date of this prospectus. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

•	reducing capital expenditures;
•	reducing research and development efforts;

•	selling assets;
•	restructuring or refinancing our remaining indebtedness; and
•	seeking additional funding.

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of June 30, 2007, we had negative working capital, defined as current assets less current liabilities, of $(1.3) million and cash, cash equivalents and investments of $28.0 million; we had an accumulated deficit of $71.8 million; and, from inception through such date, we had used $33.2 million in cash for operating activities. Our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers. If we cannot achieve a high enough volume, we likely will incur additional net and operating losses. We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for AccessIT DC’s Digital Cinema Roll-Out, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our losses. We must significantly increase our revenues in order to become profitable. We cannot reliably predict when, or if, we will become profitable. Even if we achieve profitability, we may not be able to sustain it. If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of July 23, 2007, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 61.9% of our outstanding common stock. In particular, A. Dale Mayo, our President and Chief Executive Officer beneficially holds all 763,811 shares of Class B common stock, and 133,127 shares of Class A common stock which collectively represent approximately 5.1% of our outstanding common stock, and includes 100,000 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,000 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.Our Class B common stock entitles the holder to ten votes per share. The shares of Class A common stock have one vote per share. Due to the supervoting Class B common stock, Mr. Mayo has approximately 24.4% of our voting power. These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company; under his employment agreement, for example, Mr. Mayo is entitled to receive a guaranteed annual cash bonus.

Our success will significantly depend on our ability to hire and retain key personnel.

Our success will depend in significant part upon the continued services of our key technical, sales and senior management personnel. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In particular, our performance depends significantly upon the continued service of A. Dale Mayo, our President and Chief Executive Officer, whose experience and relationships in the movie theater industry are integral to our business, particularly in the business areas of AccessIT SW, DMS and AccessIT DC. Although we have obtained two $5.0 million key-man life insurance policies in respect of Mr. Mayo, the loss of his services would have a material and adverse effect on our business, operations and prospects. Each policy carries a death benefit of $5.0 million, and while we are the beneficiary of each policy, under one of the policies the proceeds are to be used to repurchase, after reimbursement of all premiums paid by us, shares of our capital stock held by Mr. Mayo’s estate at the then-determined fair market value. We also rely on the experience and expertise of certain officers of our subsidiaries. In addition, our future success will depend upon our ability to hire, train, integrate and retain qualified new employees.

We may be subject to environmental risks relating to the on-site storage of diesel fuel and batteries.

Our IDCs contain tanks for the storage of diesel fuel for our generators and significant quantities of lead acid batteries used to provide back-up power generation for uninterrupted operation of our customers’ equipment. We cannot assure you that our systems will be free from leaks or that use of our systems will not result in spills. Any leak or spill, depending on such factors as the nature and quantity of the materials involved and the environmental setting, could result in interruptions to our operations and the incurrence of significant costs; particularly to the extent we incur liability under applicable environmental laws. This could have a material adverse effect on our business, financial position and results of operations.

We may not be successful in the disposal of our Data Center Services.

In connection with the disposition of our Data Center Services, we entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate our IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. Among such items are certain operating leases which expire between June 2009 through January 2016. As of June 30, 2007, obligations under these operating leases totaled $10.1 million. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease. We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers. As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls, as a required part of our annual report on Form 10-K.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2007, pursuant to the Senior Notes (see Note 6), the Company issued 74,947 shares of Class A Common Stock as Additional Interest in payment of the quarterly interest on the Senior Notes, due June 29, 2007. The Company elected to pay the quarterly interest due June 29, 2007 in 72,104 shares of its Class A Common Stock. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007. These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 37 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

(Registrant)

Date:	August 9, 2007	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 9, 2007	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.