Form 10-Q
period 2007-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2007-11-09
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 5, 2007, 25,167,656 shares of Class A Common Stock, $0.001 par value, and 763,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONTENTS TO FORM 10-Q

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2007	September 30, 2007
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$29,376	$52,353
Accounts receivable, net	18,504	20,111
Unbilled revenue	2,324	5,718
Prepaid expenses	845	5,238
Other current assets	1,143	1,349
Note receivable, current portion	101	167
Total current assets	52,293	84,936

Deposits on property and equipment	8,513	1,273
Property and equipment, net	197,452	248,509
Intangible assets, net	19,432	17,331
Capitalized software costs, net	2,840	3,081
Goodwill	13,249	14,420
Accounts receivable, net of current portion	248	192
Deferred costs	4,627	5,647
Note receivable, net of current portion	1,227	1,400
Unbilled revenue, net of current portion	1,221	1,381
Security deposits	445	430
Restricted cash	180	180
Total assets	$301,727	$378,780

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(continued)

	March 31, 2007	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$28,931	$25,801
Current portion of notes payable	2,480	10,144
Current portion of deferred revenue	8,871	10,543
Current portion of customer security deposits	129	342
Current portion of capital leases	75	82
Total current liabilities	40,486	46,912

Notes payable, net of current portion	164,196	242,715
Deferred revenue, net of current portion	283	177
Customer security deposits, net of current portion	54	51
Capital leases, net of current portion	5,903	5,861
Total liabilities	210,922	295,716

Commitments and contingencies (see Note 8)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 23,988,607 and 25,219,096 shares issued and 23,937,167 and 25,167,656 shares outstanding at March 31, 2007 and September 30, 2007, respectively	24	25
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 763,811 shares issued and outstanding at March 31, 2007 and September 30, 2007	1	1
Additional paid-in capital	155,957	164,315
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(65,005)	(81,105)
Total stockholders’ equity	90,805	83,064
Total liabilities and stockholders’ equity	$301,727	$378,780

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2007	2006	2007
	(Restated)		(Restated)

Revenues	$9,965	$19,466	$15,541	$37,612

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	5,194	6,984	8,616	13,190
Selling, general and administrative	3,922	5,479	6,408	11,037
Provision for doubtful accounts	110	184	129	370
Research and development	156	100	179	323
Stock-based compensation	2,779	112	2,779	199
Depreciation of property and equipment	2,923	6,805	4,774	12,930
Amortization of intangible assets	179	1,069	371	2,139
Total operating expenses	15,263	20,733	23,256	40,188
Loss from operations before other income (expense)	(5,298)	(1,267)	(7,715)	(2,576)
Interest income	135	405	444	726
Interest expense	(849)	(5,988)	(1,152)	(10,646)
Non-cash interest expense	(23)	(1,095)	(46)	(2,181)
Debt refinancing expense	—	(1,122)	—	(1,122)
Other (expense) income, net	(61)	(190)	(229)	(301)
Net loss	$(6,096)	$(9,257)	$(8,698)	$(16,100)

Net loss per common share - basic and diluted	$(0.26)	$(0.37)	$(0.37)	$(0.64)

Weighted average number of common shares outstanding:
Basic and diluted	23,613,396	25,338,550	23,288,537	25,050,081

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Six Months Ended September 30,
	2006	2007
	(Restated)
Cash flows from operating activities
Net loss	$(8,698)	$(16,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	47
Depreciation and amortization	5,145	15,069
Amortization of software development costs	325	295
Amortization of debt issuance costs included in interest expense	49	718
Provision for doubtful accounts	129	370
Stock-based compensation	2,779	199
Non-cash interest expense	46	2,181
Debt refinancing expense	—	1,122
Changes in operating assets and liabilities:
Accounts receivable	(3,759)	(1,921)
Prepaids and other current assets	(145)	(282)
Unbilled revenue	(682)	(3,554)
Other assets	(59)	(82)
Accounts payable and accrued expenses (see Note 9)	(8,492)	(1,633)
Deferred revenue	212	1,566
Other liabilities	(63)	209
Net cash used in operating activities	(13,213)	(1,796)

Cash flows from investing activities
Purchases of property and equipment (see Note 9)	(36,210)	(43,656)
Deposits paid for property and equipment (see Note 9)	(18,415)	(14,600)
Purchase of intangible assets	(1)	—
Additions to capitalized software costs	(463)	(537)
Acquisition of PLX Systems Incorporated	(1,582)	—
Acquisition of UniqueScreen Media, Inc.	(1,135)	(121)
Acquisition of The Bigger Picture	—	(15)
Additional purchase price for EZZI.net	—	(35)
Maturities and sales of available-for-sale securities	24,000	4,000
Purchase of available-for-sale securities	—	(4,000)
Net cash used in investing activities	(33,806)	(58,964)

Cash flows from financing activities
Repayment of notes payable	(1,116)	(11,762)
Proceeds from notes payable	—	51,491
Proceeds from credit facilities	35,544	46,247
Payments of debt issuance costs	(2,338)	(2,208)
Principal payments on capital leases	(34)	(36)
Costs associated with issuance of Class A common stock	(190)	(30)
Net proceeds from issuance of Class A common stock	114	35
Net cash provided by financing activities	31,980	83,737
Net increase (decrease) in cash and cash equivalents	(15,039)	22,977
Cash and cash equivalents at beginning of period	36,641	29,376
Cash and cash equivalents at end of period	$21,602	$52,353

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

($ in thousands, except for per share data)

(Unaudited)

1.	NATURE OF OPERATIONS

AccessIT was incorporated in Delaware on March 31, 2000. We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we no longer operated after May 1, 2007. Beginning April 1, 2007, we made changes to our organizational structure which impacted our reportable segments. These changes did not impact our consolidated financial position, results of operations or cash flows. We have realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, we evaluate our estimates, including those related to the carrying values of our fixed assets and intangible assets, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in purchase business combinations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations and Cash Flows:

For the Three Months Ended September 30, 2006	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations and Cash Flows:
Income tax benefit	$78	$(78)	$—
Net loss	$(6,018)	$(78)	$(6,096)
Net loss per common share – basic and diluted	$(0.26)	$—	$(0.26)

For the Six Months Ended September 30, 2006	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations and Cash Flows:
Income tax benefit	$156	$(156)	$—
Net loss	$(8,542)	$(156)	$(8,698)
Net loss per common share – basic and diluted	$(0.37)	$—	$(0.37)

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”

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

The right to sell and display such advertising, or other in-theatre programs, products and services, is based upon advertising contracts with exhibitors which stipulate payment terms to such exhibitors for this right. Payment terms generally consist of fixed annual payments or annual minimum guarantee payments, plus a revenue share of the excess of a percentage of advertising revenue over the minimum guarantee, if any. The Company recognizes the cost of fixed and minimum guarantee payments on a straight-line basis over each advertising contract year, and the revenue share cost, if any, as such obligations arise in accordance with the terms of the advertising contract.

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

The Company adopted SFAS 123(R) using the “modified prospective” method in which stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. For the three and six months ended September 30, 2006, stock-based compensation expense of $2,779 was recorded for the 436,747 stock options awarded in excess of the Company’s stock incentive plan, as such stock options were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006. For the three and six months ended September 30, 2007, stock-based compensation expense was $112 and $199, respectively. The Company has estimated that the stock-based compensation expense, using a Black-Scholes option valuation model, related to current outstanding stock options will be approximately $500 in fiscal 2008.

At the Company’s 2007 Annual Meeting of Stockholders held on September 18, 2007, the Company obtained shareholder approval to allow various equity-based awards to be granted. The Company issued 43,286 shares of restricted Class A Common Stock (“Restricted Stock”) to selected employees which will vest equally over a three year period. The Company has estimated that the stock-based compensation expense related to the Restricted Stock will be approximately $43 in fiscal 2008.

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years, except for DMS’ Theatre Command Center (“TCC”) proprietary software. Effective April 1, 2007, our TCC software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over an estimated life of ten years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the three months ended September 30, 2006 and 2007, respectively. Amortization of capitalized software development costs, included in direct operating costs, for the six months ended September 30, 2006 and 2007 amounted to $325 and $295, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. Unbilled receivables under such customized software development contracts at September 30, 2006 and 2007 aggregated $1,523 and $1,406, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of September 30, 2007, our finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks, and Federal Communications Commission licenses (for satellite transmission services) which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, the Pavilion Theatre, PLX, ACS and The Bigger Picture. In March 2007, it was determined that a deferred tax asset should have been recorded for the AccessIT SW Acquisition and the Managed Services Acquisition and goodwill was reduced by $1,605, as discussed previously. During June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) of $38 was expensed as the license expired and was not renewed. Additional information related to the segments of the Company and its subsidiaries can be found in Note 10.

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with AccessIT DC’s Phase I Roll-Out (see Note 8). These amounts are classified as long-term due to the nature of the assets underlying these deposits, although such deposits will be fully utilized against invoices from Christie within approximately six months from such payment date.

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

NET LOSS PER SHARE

Computations of basic and diluted net loss per share of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock”, and together with the Class A Common Stock, the “Common Stock”) have been made in accordance with SFAS No. 128, “Earnings Per Share” and are calculated before rounding. Accordingly, quarterly loss per share amounts reported by the Company may not aggregate to year-to-date or full year loss per share amounts due to rounding. Basic and diluted net loss per share have been calculated as follows:

Basic and diluted net loss per share =	Net loss
Weighted average number of Common Stock outstanding during the period

Shares issued and reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company has incurred net losses for each of the three and six months ended September 30, 2006 and 2007 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

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

In July 2006, the Company acquired 100% of the issued and outstanding stock of USM (the “USM Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash, and promissory notes issued by the Company in favor of the stockholders of USM (the “USM Stockholders”) in the principal amount of $5,204 (see Note 6). The results of USM’s operations have been included in the consolidated financial statements since August 1, 2006. The Company also agreed to pay to the USM Stockholders additional purchase price, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. The Company also assumed $5,914 of USM’s debt, of which $5,598 relates to USM’s revolving credit facility. In December 2006, USM’s revolving credit facility was converted into a term note, which was later repaid in August 2007 (see Note 6).

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

The following pro forma information shows the results of operations for the three and six months ended September 30, 2006, as though the above acquisitions had occurred at the beginning of that respective fiscal year. The pro forma information reflects adjustments for (i) depreciation and amortization of acquired tangible and intangible assets from the acquisitions, (ii) interest expense for promissory notes issued by the Company in favor of the USM Stockholders in the principal amount of $5,204 (see Note 6), and (iii) the full year impact of the issuance of 974,184 shares for the USM Acquisition and 460,000 shares for the Bigger Picture Acquisition. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

	For the Three Months Ended September 30, 2006	For the Six Months Ended September 30, 2006
	(unaudited)	(unaudited)
Revenues	$11,623	$21,881
Net loss	$(6,366)	$(9,772)
Basic and diluted net loss per share	$(0.26)	$(0.40)

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2007		As of September 30, 2007
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$47	$141	$48	$117
Exhibitor Install Notes	54	986	119	1,183
TIS Note	—	100	—	100
	$101	$1,227	$167	$1,400

In March 2006, in connection with AccessIT DC’s Phase I Roll-Out (see Note 8), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of September 30, 2007, the outstanding balance of the Exhibitor Note was $165.

In connection with AccessIT DC’s Phase I Roll-Out (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable and in September 2007, a certain motion picture exhibitor issued to the Company an additional 8% note receivable for an aggregate of $1,359 (together the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009, August 2017 and August 2012, respectively. As of September 30, 2007, the aggregate outstanding balance of the Exhibitor Install Notes was $1,302.

Prior to the acquisition of USM, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS. As of September 30, 2007, the outstanding balance of the TIS Note was $100.

The Company periodically assesses collectibility of its notes receivable based on factors such as payment experience and customer business developments.

6.	DEBT AND CREDIT FACILITY

Notes payable consisted of the following:

	As of March 31, 2007		As of September 30, 2007
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$828	$367	$684	$191
Boeing Note	450	402	426	—
First USM Note	382	634	397	432
SilverScreen Note	100	144	112	77
One Year Senior Notes	—	22,000	—	—
Excel Term Note	720	6,030	—	—
Vendor Note A	—	—	5,000	—
Vendor Note B	—	—	—	9,600
Three Year Senior Notes	—	—	—	55,000
Other	—	—	75	—
GE Credit Facility	—	134,619	3,450	177,415
	$2,480	$164,196	$10,144	$242,715

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. In March 2007, one of the holders of the

HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term. During the six months ended September 30, 2007, the Company repaid principal of $320 on the HS Notes. As of September 30, 2007, the outstanding principal balance of the HS Notes was $875.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the six months ended September 30, 2007, the Company repaid principal of $450 and non-cash interest expense resulting from the Boeing Note was $24. As of September 30, 2007, the outstanding balance of the Boeing Note, including imputed interest, was $426.

In July 2006, in connection with the USM Acquisition (see Note 4), the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the six months ended September 30, 2007, the Company repaid principal of $188 on the First USM Note. As of September 30, 2007, the outstanding principal balance of the First USM Note was $829.

Prior to the USM Acquisition (see Note 4), USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. During the six months ended September 30, 2007, the Company repaid principal of $54 on the SilverScreen Note. As of September 30, 2007, the outstanding principal balance of the SilverScreen Note was $189.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “One Year Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the One Year Senior Notes was one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions were met. Interest on the One Year Senior Notes was to be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company was to issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the One Year Senior Notes based on a formula (“Additional Interest”). The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the One Year Senior Notes at any time and from time to time. The Company was permitted to prepay the One Year Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The Purchase Agreement also required the One Year Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and ACS and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the One Year Senior Notes.

In February 2007, the Company and the Purchasers of the One Year Senior Notes agreed to amend the One Year Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the One Year Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the Company  may  incur, to  up to  $5,000, (iii) provide for additional interest to be paid in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Additional Interest Shares payable to the Purchasers annually. In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below. During the three months ended September 30, 2007, the Company recorded debt refinancing expense of $1,122, of which $436 related to unamortized debt issuance costs and $686 for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 7) as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

In December 2006, in connection with the conversion of USM’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”), ACS issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest is due on the maturity date of January 1, 2012. ACS may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. The Excel Term Note is not guaranteed by the Company or its other subsidiaries, other than ACS. Since April 1, 2007, the Company made quarterly installments which repaid principal of $360 on the Excel Term Note. In August 2007, the outstanding principal balance of $6,390 for the Excel Term Note was repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below.

In May 2007, the Company obtained $5,000 of vendor financing (the “Vendor Note A”). The Vendor Note A bears interest at 15% and may be prepaid without penalty. A mandatory principal amount of $622 plus all accrued and unpaid interest shall be due December 10, 2007. The Vendor Note A and all accrued interest are due and payable in July 2008. If the Vendor Note A is repaid in full by March 31, 2008, the interest rate becomes 8%, retroactive to the beginning of the note term. As of September 30, 2007, the outstanding principal balance of the Vendor Note A was $5,000.

In August 2007, the Company obtained $9,600 of vendor financing (the “Vendor Note B”). The Vendor Note B bears interest at 11% and may be prepaid without penalty. Interest is due semi-annually commencing February 2008. A mandatory principal amount plus all accrued and unpaid interest shall be due December 10, 2007. The balance of the Vendor Note B, together with all unpaid interest is due on the maturity date of August 1, 2016. .As of September 30, 2007, the outstanding balance of the Vendor Note B was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “Three Year Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the Three Year Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met. Interest on the Three Year Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the Three Year Senior Notes based on a formula (“Kicker Shares”). The Company may prepay the Three Year Senior Notes in whole or in part following the first anniversary of issuance of the Three Year Senior Notes, subject to a penalty of 2% of the principal if the Three Year Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the Three Year Senior Notes are prepaid thereafter, and subject to paying the number of Kicker Shares that would be due through the end of the term of the Three Year Senior Notes. The net proceeds of approximately $53,200 from the August 2007 Private Placement are expected to be used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in digital projection systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the Three Year Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Three Year Senior Notes. The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Three Year Senior Notes at any time and from time to time. Under the Three Year Senior Notes the Company agreed (i) to limit its and its subsidiaries' indebtedness to an aggregate of $315,000 and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below). Additionally, the Company and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond the Company’s initial rollout of up to 4,000 Systems, if certain conditions are met. As of September 30, 2007, the outstanding principal balance of the Three Year Senior Notes was $55,000.

CREDIT FACILITY

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Roll-Out (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. As of September 30, 2007, $180,865 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%.

In August 2006, the GE Credit Facility was amended to allow borrowings by AccessIT DC to be in aggregate amounts not in exact multiples of $1,000.

Under the GE Credit Facility, as amended, the Company is required to maintain compliance with certain financial covenants. Material covenants include a leverage ratio, and an interest coverage ratio. In September 2007, AccessIT DC entered into the third amendment with respect to the GE Credit Facility to (1) lower the interest reserve from 12 months to 9 months; (2) modify the definition of total equity ratio to count as capital contributions (x) up to $23,300 of permitted subordinated indebtedness and (y) up to $4,000 of previously paid and approved expenses that were incurred during the deployment of digital systems; (3) change the leverage ratio covenant; (4) add a new consolidated senior leverage ratio covenant; and (5) change the consolidated fixed charge coverage ratio covenant.

At September 30, 2007, the Company was in compliance with these covenants. Compliance with the new consolidated senior leverage ratio becomes effective for the quarter ending December 31, 2007.

In September 2008, pursuant to the GE Credit Facility, the Company will be required to enter into some form, or combination, of interest rate swap agreements, cap agreements, collar agreements and insurance (“Interest Rate Contracts”) and thereafter maintain Interest Rate Contracts on terms and with counter-parties reasonably satisfactory to GECC until August 2013 for an amount equal to at least 50% of the aggregate principal amount outstanding at August 2008. These Interest Rate Contracts will be in order to provide protection against fluctuation of interest rates.

7.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of September 30, 2007, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock. Certain restrictions in the Purchase Agreement related to the Three Year Senior Notes do not permit the Company to repurchase any additional shares of Class A Common Stock.

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

In October 2006 and December 2006, the Company issued 46,750 and 53,029 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the One Year Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007.

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

In February 2007 and September 2007, in connection with the acquisition of Managed Services in January 2004, the Company issued 3,394 and 5,391 shares of unregistered Class A Common Stock, respectively, as additional purchase price based on the subsequent performance of the business acquired.

In March 2007, the Company issued 81,768 and 78,720 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the One Year Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

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

In June 2007, the Company issued 74,947 and 72,104 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the One Year Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

In July 2007, in connection with the acquisition of USM and the achievement of certain digital cinema deployment milestones, the Company issued an additional 77,955 shares of the Company’s Class A Common Stock, with a value of $488, to the USM Stockholders as additional purchase price. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

In August 2007, the Company issued 105,715 shares of Class A Common Stock as Interest Shares pursuant to the One Year Senior Notes (see Note 6) for interest due up through the date refinanced. The Company issued an additional 104,971 shares of Class A Common Stock as an inducement for certain holders of the One Year Senior

Notes to invest in the August 2007 Private Placement and $686 was recorded as debt refinancing expense for the value of such shares. The Company agreed to register the resale of all 210,686 shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.

In August 2007, the Company issued 715,000 shares of Class A Common Stock for the first 12 months of Interest Shares, pursuant to the Three Year Senior Notes (see Note 6). The Company agreed to register the resale of these shares of Class A Common Stock and an additional 1,249,875 shares of Class A Common Stock issuable as interest payments, pursuant to the Three Year Senior Notes, to be made during the next twelve months. The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.

ACCESSIT STOCK OPTION PLAN

Stock Options

AccessIT’s stock option plan (“the Plan”) provided for the issuance of options to purchase up to 1,100,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the Plan to 2,200,000 shares at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

During the six months ended September 30, 2007, under the Plan, the Company granted stock options to purchase 31,200 shares of its Class A Common Stock to its employees and stock options to purchase 50,000 shares of its Class A Common Stock to five non-employee members of our Board, all at an exercise price range from $6.01 to $9.04 per share.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,596,497	$7.90
Granted	81,200	7.12
Exercised	(6,500)	5.32
Cancelled	(28,500)	10.25
Balance at September 30, 2007	1,642,697	$7.82

Restricted Stock Awards

At the Company’s 2007 Annual Meeting of Stockholders held on September 18, 2007, the Company obtained shareholder approval to allow various equity-based awards to be granted pursuant to the Plan. The Company issued 43,286 shares of Restricted Stock to selected employees which will vest equally over a three year period. As of September 30, 2007, 43,286 shares of Restricted Stock were awarded and outstanding.

ACCESSDM STOCK OPTION PLAN

AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the six months ended September 30, 2007, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,055,000	(2)	$0.95	(1)
Granted	—		—

Exercised	—		—
Cancelled	—		—
Balance at September 30, 2007	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of September 30, 2007, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2007	September 30, 2007
Underwriter Warrants	3,775	3,775
July 2005 Private Placement Warrants	467,275	467,275
New Warrants	760,196	760,196
	1,231,246	1,231,246

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable. The exercise price was subject to adjustment in certain circumstances, and in fiscal 2004 the exercise price was adjusted to $6.03 per share. As of September 30, 2007, 3,775 Underwriter Warrants remained outstanding. The Underwriter Warrants expired on November 7, 2007.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the six months ended September 30, 2006, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash and the Company issued 10,000 shares of Class A Common Stock. As of September 30, 2007, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”). The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of September 30, 2007, all 760,196 of the New Warrants remained outstanding.

8.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC may order up to 4,000 Systems from Christie (the “Phase I Roll-Out”).

Through September 30, 2007, in connection with our Phase I Roll-Out, we have entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC. As of September 30, 2007,

we have entered into master license agreements with fifteen motion picture exhibitors for the placement of Systems in movie theatres covering a total of 3,622 screens (includes screens at AccessIT’s Pavilion Theatre) and we have installed 3,259 Systems.

As of September 30, 2007, AccessIT DC has ordered 3,645 of the Systems from Christie. As of September 30, 2007, the Company has paid approximately $246,900 towards Systems ordered and installation costs incurred in connection with our Phase I Roll-Out. AccessIT DC has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres (see Note 5). The motion picture exhibitors would be required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter. Under a master license agreement with a certain motion picture exhibitor, the Company has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, and these installation costs will be included in the cost of property and equipment. As of September 30, 2007, AccessIT DC has paid approximately $12,600 in such installation costs.

As of September 30, 2007, purchase obligations for the 3,645 Systems ordered, but not delivered, in connection with AccessIT DC’s Phase I Roll-Out, and not included in the Company’s condensed consolidated financial statements totaled approximately $13,800.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental cash flow information consisted of the following:

	For the Six Months Ended September 30,
	2006	2007
Interest paid	$784	$9,190
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$10,854	$18,208
Reduction of goodwill related to the Pavilion Theatre	$107	$—
Deposits applied to equipment purchased from Christie	$18,934	$21,840
Issuance of Class A Common Stock for purchase of Access Digital Server Assets	$308	$—
Liabilities assumed in the PLX Acquisition	$140	$—
Issuance of Class A Common Stock for the USM Acquisition	$10,000	$—
Liabilities assumed in the USM Acquisition	$14,719	$—
Issuance of debt for the USM Acquisition	$5,204	$—
Issuance of Class A Common Stock as additional purchase price for USM	$—	$1,000
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$29
Non-cash interest included in prepaid expenses	$—	$4,316
Note payable issued for customer contract	$—	$75
Repayment of One Year Senior Notes	$—	$18,000
Legal fees from the holders of the Three Year Senior Notes included in debt issuance costs	$—	$109

For the six months ended September 30, 2006 and 2007, included in purchases of property and equipment on the condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $0 and $19,239, respectively.

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

AccessIT DC (formerly referred to as Christie/AIX)	Financing vehicle and administrator for our Phase I Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
ACS	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.
Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate our integrated digital cinema solutions.

The Other segment consists of the following:

Operations of:	Products and services provided:
Data Centers	Provides services through its three IDCs including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment.
Access Digital Server Assets	Provides web hosting services.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$1,443	$17,984	$—	$5	$19,432
Total goodwill	$4,529	$8,720	$—	$—	$13,249
Total assets	$243,186	$48,707	$1,239	$8,595	$301,727

	As of September 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$1,059	$16,269	$—	$3	$17,331
Total goodwill	$4,529	$9,856	$35	$—	$14,420
Total assets	$302,733	$47,742	$1,345	$26,960	$378,780

	Three Months Ended September 30, 2006
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$4,508	$4,581	$876	$—	$9,965
(Loss) income from operations before other income (expense)	$(903)	$345	$(506)	$(4,234)	$(5,298)
Plus stock-based compensation	30	—	9	2,740	2,779
Plus depreciation and amortization	2,455	449	179	19	3,102
Income (loss) from operations before interest, taxes, depreciation and amortization	$1,582	$794	$(318)	$(1,475)	$583

	Three Months Ended September 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$11,943	$7,199	$324	$—	$19,466
Income (loss) from operations before other income (expense)	$1,538	$(1,108)	$(40)	$(1,657)	$(1,267)
Plus stock-based compensation	44	27	—	41	112
Plus depreciation and amortization	6,440	1,311	105	18	7,874
Income (loss) from operations before interest, taxes, depreciation and amortization	$8,022	$230	$65	$(1,598)	$6,719

	Six Months Ended September 30, 2006
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$7,777	$5,925	$1,839	$—	$15,541
(Loss) income from operations before other income (expense)	$(1,938)	$505	$(815)	$(5,467)	$(7,715)
Plus stock-based compensation	30	—	9	2,740	2,779
Plus depreciation and amortization	4,140	572	382	51	5,145
Income (loss) from operations before interest, taxes, depreciation and amortization	$2,232	$1,077	$(424)	$(2,676)	$209

	Six Months Ended September 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$22,956	$14,002	$654	$—	$37,612
Income (loss) from operations before other income (expense)	$3,141	$(2,530)	$(51)	$(3,136)	$(2,576)
Plus stock-based compensation	96	42	—	61	199
Plus depreciation and amortization	12,204	2,619	210	36	15,069
Income (loss) from operations before interest, taxes, depreciation and amortization	$15,441	$131	$159	$(3,039)	$12,692

11.	INCOME TAXES

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

12.	SUBSEQUENT EVENTS

In October 2007, the Company ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $7,000.

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

OVERVIEW

AccessIT provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we no longer operated after May 1, 2007. We have since realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.

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

We have incurred net losses of $8.7 million and $16.1 million in the six months ended September 30, 2006 and 2007, respectively, and we have an accumulated deficit of $81.1 million as of September 30, 2007. We anticipate that, with our recent acquisitions and the operations of AccessIT DC, our results of operations will improve. As our Phase I Roll-Out is expected to be completed by December 2007, we expect our direct operating costs and general and administrative expenses to stabilize until management finalizes a plan for a second digital cinema deployment (“Phase II Deployment”). If and when a Phase II Deployment is finalized, we would expect our financing, direct operating costs and general and administrative expenses to increase. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended September 30, 2006 and 2007

Revenues

Revenues increased $9.5 million or 95%. The increase in revenue was primarily due to increased VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres. There were 1,042 Systems installed at September 30, 2006 compared to 3,259 Systems installed at September 30, 2007. The increase in revenues also resulting from the acquisition of USM, part of the Content & Entertainment segment, whose operations have been included in the condensed consolidated financial statements since August 1, 2006. Revenues in the Other segment decreased due to the IDCs disposition at March 31, 2007. We expect an increase in revenues consistent with the increase in the number of Systems to be deployed by the end of our Phase I Roll-Out, due to the resultant VPFs and other revenue sources generated from digitally equipped movie theaters.

Direct Operating Costs

Direct operating costs increased $1.8 million or 34%. The increase in direct operating costs was predominantly in the Content & Entertainment segment and was due to the acquisition of USM, which operations have been included in the condensed consolidated financial statements since August 1, 2006. Direct operating costs in the Other segment decreased due to the IDCs disposition at March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million or 40%. The increase was primarily in the Content & Entertainment segment and was due to the acquisitions of USM and The Bigger Picture, which operations have been included in the condensed consolidated financial statements since August 1, 2006 and February 1, 2007, respectively, and increased headcount in the Media Services segment to support AccessIT DC’s Phase I Roll-Out. As of September 30, 2006 and 2007 we had 317 and 319 employees, respectively, of which 41 and 37, respectively, were part-time employees and 98 and 69, respectively, were salespersons.

Stock-based Compensation Expense

Stock-based compensation decreased $2.7 million. The decrease was a result of the one-time charge related to the Company’s adoption of SFAS 123(R) (see Note 2) during the three months ended September 30, 2006.

Depreciation Expense on Property and Equipment

Depreciation expense increased $3.9 million or 133%. The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Roll-Out. The value of gross property and equipment has increased by $162.1 million between September 30, 2006 and September 30, 2007.

Interest expense

Interest expense increased $5.1 million. The increase was primarily due to the interest expense, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility (see Note 6) and the amortization of debt issuance costs incurred on the One Year and Three Year Senior Notes (see Note 6). We anticipate that we will experience an increase in our interest expense consistent with the borrowings from the GE Credit Facility to support AccessIT DC’s Phase I Roll-Out along with interest payments on the Three Year Senior Notes. However, if management elects to pay the interest on the Three Year Senior Notes with shares of Class A Common Stock, the payments would result in non-cash interest expense.

Non-cash interest expense

Non-cash interest expense increased $1.1 million. The increase was due to the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes (see Note 6), which were only outstanding approximately one month at September 30, 2006. The One Year Senior Notes were repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007. Non-cash interest could continue to increase depending on management’s decision to pay interest payments on the Three Year Senior Notes by the issuance of shares of Class A Common Stock instead of by cash.

Debt refinancing expense

During the three months ended September 30, 2007, the Company recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 7) as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

Results of Operations for the Six Months Ended September 30, 2006 and 2007

Revenues

Revenues increased $22.1 million or 142%. The increase in revenue was primarily due to increased VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres. There were 1,042 Systems installed at September 30, 2006 compared to 3,259 Systems installed at September 30, 2007. The increase in revenues resulted from the acquisition of USM, part of the Content & Entertainment segment, whose operations have been included in the condensed consolidated financial statements since August 1, 2006. Revenues in the Other segment decreased due to the IDCs disposition at March 31, 2007. We expect an increase in revenues consistent with the increase in the number of Systems to be deployed by the end of our Phase I Roll-Out, due to the resultant VPFs and other revenue sources generated from digitally equipped movie theaters.

Direct Operating Costs

Direct operating costs increased $4.6 million or 53%. The increase in direct operating costs was predominantly in the Content & Entertainment segment and was due to the acquisition of USM, which operations have been included in the condensed consolidated financial statements since August 1, 2006, mainly due to the minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. Direct operating costs in the Other segment decreased due to the IDCs disposition at March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.6 million or 72%. The increase was primarily in the Content & Entertainment segment and was due to the acquisitions of USM and The Bigger Picture, which operations have been included in the condensed consolidated financial statements since August 1, 2006 and February 1, 2007, respectively, and increased headcount in the Media Services segment to support AccessIT DC’s Phase I Roll-Out. As of September 30, 2006 and 2007 we had 317 and 319 employees, respectively, of which 41 and 37, respectively, were part-time employees and 98 and 69, respectively, were salespersons.

Stock-based Compensation Expense

Stock-based compensation decreased $2.6 million. The decrease was a result of the one-time charge related to the Company’s adoption of SFAS 123(R) (see Note 2) during the three months ended September 30, 2006

Depreciation Expense on Property and Equipment

Depreciation expense increased $8.2 million or 171%. The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Roll-Out. The value of gross property and equipment has increased by $162.1 million since the period ended September 30, 2006.

Amortization Expense of Intangible Assets

Amortization expense increased $1.8 or 476%. The increase was primarily attributable to the amortization of intangible assets due to the acquisitions of USM and The Bigger Picture, whose operations have been included in the condensed consolidated financial statements since August 1, 2006 and February 1, 2007, respectively. There was no amortization expense recorded for the six months ended September 30, 2006 for the acquisition of USM as the respective purchase accounting was not finalized until March 31, 2007.

Interest expense

Interest expense increased $9.5 million. The increase was primarily due to the interest expense, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility (see Note 6) and the amortization of debt issuance costs incurred on the One Year and Three Year Senior Notes (see Note 6). We anticipate that we will experience an increase in our interest expense consistent with the borrowings from the GE Credit Facility to support AccessIT DC’s Phase I Roll-Out along with interest payments on the Three Year Senior Notes. However, if management elects to pay the interest on the Three Year Senior Notes with shares of Class A Common Stock, the payments would result in non-cash interest expense.

Non-cash interest expense

Non-cash interest expense increased $2.1 million. The increase was due to the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes (see Note 6), which were only outstanding approximately one month at September 30, 2006. The One Year Senior Notes were repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007. Non-cash interest could continue to increase depending on management’s decision to pay interest payments on the Three Year Senior Notes by the issuance of shares of Class A Common Stock instead of by cash.

Debt refinancing expense

During the six months ended September 30, 2007, the Company recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 7) as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

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

In August 2006, AccessIT DC entered into a definitive credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, AccessIT DC may draw up to $217.0 million under the GE Credit Facility (see Note 6). As of September 30, 2007, $180.9 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%. The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.

In October 2006, the Company received net proceeds of approximately $21.0 million from the One Year Senior Notes (see Note 6). In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds discussed below.

In August 2007, the Company received net proceeds of approximately $53.1 million from the Three Year Senior Notes (see Note 6). As of September 30, 2007, the outstanding principal balance of the Three Year Senior Notes was $55.0 million.

As of September 30, 2007, AccessIT DC has paid $246.9 million for Systems ordered and installation costs incurred in connection with AccessIT DC’s Phase I Roll-Out.

As of September 30, 2007, we had cash and cash equivalents of $52.4 million and we had positive working capital, defined as current assets less current liabilities, of $38.0 million. We are presently in discussions relating to financing with regard to a Phase II Deployment, which may or may not include refinancing certain of our debt obligations.

Operating activities used net cash of $13.2 million and $1.8 million for the six months ended September 30, 2006 and 2007, respectively. The decrease in cash used by operating activities was primarily due to a reduction in cash used for accounts payable and accrued expenses, a smaller increase in accounts receivable, offset by an increase in unbilled revenues and additionally offset by adjustments not requiring cash, specifically depreciation and amortization. We expect operating activities to begin providing cash to operations as the balance of accounts receivable is reduced by collections.

Investing activities used net cash of $33.8 million and $59.0 million for the six months ended September 30, 2006 and 2007, respectively. The increase was due to a reduction in the amount of available-for-sale securities that matured in the respective periods. We expect investing activities to continue to use cash until AccessIT DC’s Phase I Roll-Out is completed. If and when a Phase II Deployment is finalized, we would expect an increase in cash used by investing activities as a result.

Financing activities provided net cash of $32.0 million and $83.7 million for the six months ended September 30, 2006 and 2007, respectively. The increase was mainly due to the proceeds from the Three Year Senior Notes and the GE Credit Facility (see Note 6) offset by the repayment of the One Year Senior Notes. We expect financing activities to continue to provide cash from the GE Credit Facility until AccessIT DC’s Phase I Roll-Out is completed. Once AccessIT DC’s Phase I Roll-Out is completed, financing activities are expected to start using net cash due to the principal repayments on the GE Credit Facility, which begin in August 2008. If and when a Phase II Deployment is finalized, we would expect an increase in cash provided by borrowings under a future credit facility that the Company plans to utilize in any Phase II Deployment.

The Company has contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, a non-cancelable long-term capital lease obligation for the Pavilion Theatre, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of September 30, 2007 ($ in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter
Long-term debt (2)	$81,723	$8,136	$57,827	$2,112	$13,648
Credit facilities (1)	262,399	21,294	70,322	60,368	110,415
Capital lease obligations (1)	16,960	1,128	2,256	2,256	11,320
Operating lease obligations (3)	12,479	3,084	5,044	2,002	2,349
Theatre agreements	25,537	6,193	6,348	3,967	9,029
Purchase obligations (4)	14,743	14,743	—	—	—
Total	$413,841	$54,578	$141,797	$70,705	$146,761

(1)	Includes applicable interest.
(2)	Excludes interest on the Three Year Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.
(3)

Includes operating lease agreements for the IDCs now operated by FiberMedia (see Note 10), which total aggregates to $9.6 million. The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, the Company will remain as the lessee.

(4)

Includes $13.8 million for purchase obligations not included in the Company’s condensed consolidated financial statements for the 3,645 Systems ordered, but not delivered, in connection with AccessIT DC’s Phase I Roll-Out.

Management expects that we will continue to generate losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under the GE Credit Facility (see Note 6), interest on the Three Year Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the Three Year Senior Notes and the Credit Agreement may limit the ability of the Company to obtain financing, make it more difficult to satisfy the

Company’s debt obligations or require the Company to dedicate a substantial portion of the Company’s cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand, cash receipts from existing operations and funds available under the GE Credit Facility (see Note 6), will be sufficient to permit us to meet our obligations through September 30, 2008.

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

Subsequent Events

In October 2007, the Company ordered additional Systems from Christie for an estimated aggregate total purchase price of approximately $7.0 million

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which is disclosed above in the table of our significant contractual obligations.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our GE Credit Facility (see Note 6) and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate. As of September 30, 2007, $180.9 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.86%.

In September 2008, pursuant to the GE Credit Facility, the Company will be required to enter into some form, or combination, of interest rate swap agreements, cap agreements, collar agreements and insurance (“Interest Rate Contracts”) and thereafter maintain Interest Rate Contracts on terms and with counter-parties reasonably satisfactory to GECC until August 2013 for an amount equal to at least 50% of the aggregate principal amount outstanding at August 2008. These Interest Rate Contracts will be in order to provide protection against fluctuation of interest rates.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. While we have not yet been subject to these requirements, we will be required to comply with these requirements as part of our next annual report on Form 10-K for the fiscal year ended March 31, 2008. The Company is preparing for compliance with Section 404 by strengthening, assessing and testing its system of internal controls to provide the basis for its report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. Certain of the assets acquired by The Bigger Picture from BP/KTF are subject to liens and the security interests of a third party, Screenvision Exhibition, Inc. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects. In connection with the Phase I Roll-Out, we have agreed, through AccessIT DC, to seek to raise financing for purchases of digital cinema projection systems. Although we have entered into the GE Credit Facility with GECC, pursuant to which GECC and certain other lenders agreed to provide AccessIT DC a $217.0 million Senior Secured Multi Draw Term Loan, if we are unable to draw down additional loans from the GE Credit Facility or raise additional funds, we may not be able to fulfill our obligations under the Framework Agreement. The GE Credit Facility contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. In August 2007, we issued certain promissory notes which restrict the Company and its subsidiaries (other than AccessIT DC and ACS) from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital and which prohibits the Company and its subsidiaries' from incurring indebtedness, in an aggregate of $315.0 million until certain conditions are met.

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

Our limited experience in the digital cinema industry and providing transactional software for movie distributors and exhibitors could result in:

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

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

•	limited operating experience;
•	net losses;
•	lack of sufficient customers;
•	insufficient revenues and cash flow to be self-sustaining;
•	necessary capital expenditures;
•	an unproven business model;
•	a changing business focus; and
•	difficulties in managing potentially rapid growth.

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

We cannot assure you that there will be a demand for the digital cinema software and delivery services provided by DMS. DMS’ profitability depends largely upon the general expansion of digital presentations at theaters, which may not occur for several years. Although AccessIT DC has entered into digital cinema deployment agreements with seven motion picture studios, there can be no assurance that these and other major movie studios relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters or that they will release all, some or any of their motion pictures via digital cinema. If the development of digital presentations and changes in the way digital files are delivered does not occur, there may be no viable market for DMS’ software and systems.

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

We have made several meaningful acquisitions to expand into new business areas. However, we may experience costs and hardships in integrating the new acquisitions into our current business structure. In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC which have been integrated into the operations of AccessIT Satellite. In February 2005, we acquired the Pavilion Theatre through our wholly-owned subsidiary, ADM Cinema. In June 2005, we created AccessIT DC, a wholly-owned subsidiary of AccessDM, to purchase Systems for AccessIT DC’s Phase I Roll-Out, under the Framework Agreement with Christie. In January 2006, we purchased certain web hosting assets. In June 2006, the Company, through its indirectly wholly-owned subsidiary, PLX Acquisition, purchased substantially all the assets of PLX which have been integrated into the operations of AccessIT SW. In July 2006, we acquired all of the capital stock of USM. Most recently, in January 2007, the Company, through its wholly-owned subsidiary, The Bigger Picture, purchased substantially all of the assets of BP/KTF, which we intend to integrate into the Company’s operations. We may not be able to integrate successfully the acquired businesses and assets into our existing business. We cannot assure you that we will be able to effectively market the services provided by AccessIT Satellite, the Pavilion Theatre, AccessIT DC, ACS and The Bigger Picture. Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly. Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our rapid growth. Since November 2004, we have acquired the businesses discussed above and in connection with those acquisitions, we have formed additional subsidiaries. These subsidiaries operate in business areas different from our IDC operations business. The number of our employees has grown from 11 in March 2003 to over 319 in September 2007. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations.Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide. For the six months ended September 30, 2007, AccessIT DC’s customers comprised 76% of Media Services revenues. For the six months ended September 30, 2007, ACS and our Pavilion Theatre comprised 74% and 22% of Content & Entertainment revenues, respectively. Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public. Media Services’ customers are principally worldwide motion picture studios. For the six months ended September 30, 2007, five customers, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Universal Pictures and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 57%, 7%, 33% and 43% of AccessIT DC’s, AccessIT SW’s, AccessDM’s and Media Services’ revenues, respectively.

Our substantial debt and lease obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations. We have notes payable to third parties with principal amounts aggregating $248.1 million as of September 30, 2007. We also have a capital lease obligation covering facilities with the principal amount of $5.9 million as of September 30, 2007.

Additionally, AccessIT DC, our indirect wholly-owned subsidiary, has recently entered into the GE Credit Facility, which permits us to borrow up to $217.0 million of which $180.9 million has been drawn down as of September 30, 2007 and is included in the notes payable to third parties mentioned above. The obligations and restrictions under the GE Credit Facility and our other debt obligations could have important consequences for us, including:

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

The agreements governing our GE Credit Facility and our issuance of notes in August 2007 impose certain limitations on us.

The agreement governing our GE Credit Facility restricts the ability of AccessIT DC and its existing and future subsidiaries to, among other things,:

•	make certain capital expenditures;
•	incur other indebtedness;
•	engage in a new line of business;
•	sell certain assets;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.

The agreements governing our issuance of notes in August 2007 restrict the ability of the Company and its subsidiaries, subject to certain exceptions, from, among other things,:

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

Based on our current level of operations, we believe our cash flow from operations and available cash financed through the issuance of securities and our GE Credit Facility will be adequate to meet our future liquidity needs until at least September 30, 2008. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of September 30, 2007, we had positive working capital, defined as current assets less current liabilities, of $38.0 million and cash and cash equivalents of $52.4 million; we had an accumulated deficit of $81.1 million; and, from inception through such date, and we had used $34.8 million in cash for operating activities. Our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers. If we cannot achieve a high enough volume, we likely will incur additional net and operating losses. We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for AccessIT DC’s Phase I Roll-Out, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our losses. We must significantly increase our revenues in order to become profitable. We cannot reliably predict when, or if, we will become profitable. Even if we achieve profitability, we may not be able to sustain it. If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of November 5, 2007, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 59.7% of our outstanding common stock. In particular, A. Dale Mayo, our President and Chief Executive Officer beneficially holds all 763,811 shares of Class B common stock, and 133,127 shares of Class A common stock which collectively represent approximately 4.9% of our outstanding common stock, and includes 100,000 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,000 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.Our Class B common stock entitles the holder to ten votes per share. The shares of Class A common stock have one vote per share. Due to the supervoting Class B common stock, Mr. Mayo has approximately 23.7% of our voting power. These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company; under his employment agreement, for example, Mr. Mayo is entitled to receive a guaranteed annual cash bonus.

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

In connection with the disposition of our Data Center Services, we entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate our IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. Among such items are certain operating leases which expire between June 2009 through January 2016. As of September 30, 2007, obligations under these operating leases totaled $9.6 million. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease. We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers. As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. While we have not yet been subject to these requirements, we will be required to comply with these requirements as part of our next annual report on Form 10-K.

The Company is preparing for compliance with Section 404 by strengthening, assessing and testing its system of internal controls to provide the basis for its report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. Furthermore, as the Company grows its business, its internal controls will become more complex and will require more resources to ensure its internal controls remain effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2007, in connection with the acquisition of Managed Services in January 2004, the Company issued 5,391 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired. There was no underwriter associated with this privately negotiated transaction. These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on September 18, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors. Details of the voting are provided below:

Proposal 1:

To elect nine (9) members of the Company’s Board of Directors to serve until the 2008 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

	Votes For	Votes Withheld
A. Dale Mayo	26,998,293	310,807
Kevin J. Farrell	26,985,473	323,627
Gary S. Loffredo	26,985,193	323,907
Wayne L. Clevenger	25,987,996	1,321,104
Gerald C. Crotty	27,275,581	33,519
Robert Davidoff	27,262,181	46,919
Matthew W. Finlay	27,263,081	46,019
Brett E. Marks	25,974,360	1,334,740
Robert E. Mulholland	27,275,381	33,719

Proposal 2:

To amend and restate the Company’s First Amended and Restated 2000 Stock Option Plan to allow various equity-based awards to be granted.	Votes For 21,468,203	Votes Against 1,286,970	Abstentions 595,530

Proposal 3:

To ratify the appointment of Eisner LLP as our independent auditors for the fiscal year ending March 31, 2008.	Votes For 27,129,573	Votes Against 162,030	Abstentions 17,497

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 40 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

(Registrant)

Date:	November 9, 2007	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2007	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.