Form 10-Q
period 2007-12-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-02-08
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

973-290-0080

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of February 4, 2008, 25,543,600 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONTENTS TO FORM 10-Q

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2007	December 31, 2007
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$29,376	$35,776
Accounts receivable, net	18,504	25,966
Unbilled revenue	2,324	6,635
Deferred costs	2,318	3,832
Prepaid expenses	970	1,082
Other current assets	23	569
Notes receivable, current portion	101	183
Total current assets	53,616	74,043
Deposits on property and equipment	8,513	5,163
Property and equipment, net	197,452	275,631
Intangible assets, net	19,432	16,259
Capitalized software costs, net	2,840	3,095
Goodwill	13,249	14,420
Accounts receivable, net of current portion	248	192
Deferred costs, net of current portion	3,304	7,340
Notes receivable, net of current portion	1,227	1,387
Unbilled revenue, net of current portion	1,221	1,367
Security deposits	445	400
Restricted cash	180	255
Total assets	$301,727	$399,552

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(continued)

	March 31, 2007	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$28,931	$39,580
Current portion of notes payable	2,480	15,527
Current portion of deferred revenue	8,871	9,208
Current portion of customer security deposits	129	346
Current portion of capital leases	75	86
Total current liabilities	40,486	64,747

Notes payable, net of current portion	164,196	252,326
Capital leases, net of current portion	5,903	5,838
Deferred revenue, net of current portion	283	177
Customer security deposits, net of current portion	54	47
Total liabilities	210,922	323,135

Commitments and contingencies (see Note 8)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 23,988,607 and 25,595,040 shares issued and 23,937,167 and 25,543,600 shares outstanding at March 31, 2007 and December 31, 2007, respectively	24	26
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 763,811 and 733,811 shares issued and outstanding at March 31, 2007 and December 31, 2007, respectively	1	1
Additional paid-in capital	155,957	166,019
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(65,005)	(89,457)
Total stockholders’ equity	90,805	76,417
Total liabilities and stockholders’ equity	$301,727	$399,552

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2007	2006	2007
	(Restated)		(Restated)

Revenues	$14,224	$21,480	$29,765	$59,092

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	6,583	6,608	15,199	19,798
Selling, general and administrative	5,554	6,090	11,962	17,127
Provision for doubtful accounts	192	321	321	691
Research and development	95	180	274	503
Stock-based compensation	63	162	2,842	361
Depreciation of property and equipment	4,701	8,020	9,475	20,950
Amortization of intangible assets	191	1,071	563	3,210
Total operating expenses	17,379	22,452	40,636	62,640
Loss from operations before other income (expense)	(3,155)	(972)	(10,871)	(3,548)

Interest income	183	448	627	1,174
Interest expense	(3,271)	(7,703)	(4,469)	(20,530)
Debt refinancing expense	—	—	—	(1,122)
Other (expense) income, net	4	(125)	(224)	(426)
Net loss	$(6,239)	$(8,352)	$(14,937)	$(24,452)

Net loss per common share - basic and diluted	$(0.26)	$(0.32)	$(0.64)	$(0.96)

Weighted average number of common shares outstanding:
Basic and diluted	23,932,736	25,931,467	23,462,793	25,344,944

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Nine Months Ended December 31,
	2006	2007
	(Restated)
Cash flows from operating activities
Net loss	$(14,937)	$(24,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	49
Depreciation and amortization	10,038	24,160
Amortization of software development costs	598	448
Amortization of debt issuance costs included in interest expense	310	1,065
Provision for doubtful accounts	321	691
Stock-based compensation	2,842	361
Non-cash interest expense	968	3,882
Debt refinancing expense	—	1,122
Gain on available-for-sale securities	—	(53)
Changes in operating assets and liabilities:
Accounts receivable	(6,362)	(8,097)
Prepaids and other current assets	(229)	(499)
Unbilled revenue	(1,316)	(4,457)
Other assets	(1,221)	(102)
Accounts payable and accrued expenses (see Note 9)	(7,232)	593
Deferred revenue	1,054	230
Other liabilities	(371)	210
Net cash used in operating activities	(15,537)	(4,849)

Cash flows from investing activities
Purchases of property and equipment (see Note 9)	(77,478)	(65,653)
Deposits paid for property and equipment (see Note 9)	(25,278)	(20,052)
Purchase of intangible assets	(1)	—
Additions to capitalized software costs	(676)	(704)
Acquisition of PLX Systems Incorporated	(1,632)	—
Acquisition of UniqueScreen Media, Inc.	(1,189)	(121)
Acquisition of The Bigger Picture	—	(15)
Additional purchase price for EZZI.net	—	(35)
Maturities and sales of available-for-sale securities	24,000	6,053
Purchase of available-for-sale securities	—	(6,000)
Restricted short-term investments	—	(75)
Net cash used in investing activities	(82,254)	(86,602)

Cash flows from financing activities
Repayment of notes payable	(5,540)	(12,694)
Proceeds from notes payable	22,000	51,491
Proceeds from credit facilities	103,985	62,161
Payments of debt issuance costs	(3,806)	(3,054)
Principal payments on capital leases	(52)	(55)
Costs associated with issuance of Class A common stock	(194)	(33)
Net proceeds from issuance of Class A common stock	139	35
Net cash provided by financing activities	116,532	97,851
Net increase in cash and cash equivalents	18,741	6,400
Cash and cash equivalents at beginning of period	36,641	29,376
Cash and cash equivalents at end of period	$55,382	$35,776

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

($ in thousands, except for per share data)

(Unaudited)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT” or the “Company”) was incorporated in Delaware on March 31, 2000. We provide fully managed technology solutions, electronic delivery and software services for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we no longer operated after May 1, 2007. Beginning April 1, 2007, we made changes to our organizational structure which impacted our reportable segments. These changes did not impact our consolidated financial position, results of operations or cash flows. We have realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides cinema advertising, film distribution services to movie exhibitors and motion picture exhibition to the general public.

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

PREVIOUSLY REPORTED DISCONTINUED OPERATIONS

In the Company’s consolidated financial statements for the quarter ended December 31, 2006, the operations of Data Center Services were shown separately as discontinued operations based on the Company’s decision at that time to realign its resources and to dispose of the Data Center Services segment. The disposition of this business represented a strategic realignment of technical and financial resources, thus enabling the Company to focus on what it believes are more profitable business opportunities. During the quarter ended March 31, 2007, the Company decided to retain its Managed Services business. In addition, during the quarter ended March 31, 2007, it was determined that the agreement being negotiated with FiberMedia prevented the Company from continuing to classify the IDCs as discontinued operations as the Company retained significant involvement in the operations of the IDCs. The Company remains as the lessee of the relevant facilities until such time that landlord consents can be obtained to assign each facility lease to FiberMedia. As a result, the IDCs are shown as a part of continuing operations, and the previously reported December 31, 2006 results have been modified accordingly.

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

The following is a summary of the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations and Cash Flows:

For the Three Months Ended December 31, 2006	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations and Cash Flows:
Income tax benefit	$77	$(77)	$—
Net loss	$(6,162)	$(77)	$(6,239)
Loss per common share – basic and diluted	$(0.26)	$—	$(0.26)

For the Nine Months Ended December 31, 2006	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statements of Operations and Cash Flows:
Income tax benefit	$233	$(233)	$—
Net loss	$(14,704)	$(233)	$(14,937)
Loss per common share – basic and diluted	$(0.63)	$(0.01)	$(0.64)

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”

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

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”) and the $55,000 of 10% Senior Notes issued in August 2007 (see Note 6), which are amortized on a straight-line basis over the term of the respective debt.  Also included in deferred costs is advertising production, post production and technical support costs related to developing and displaying advertising, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

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

The Company adopted SFAS 123(R) using the “modified prospective” method in which stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. For the three and nine months ended December 31, 2006, stock-based compensation expense of $63 and $2,842 was recorded for the 436,747 stock options awarded in excess of the Company’s stock incentive plan, as such stock options were subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006. For the three and nine months ended December 31, 2007, stock-based compensation expense related to stock options was $139 and $338, respectively. The Company has estimated that the stock-based compensation expense, using a Black-Scholes option valuation model, related to current outstanding stock options will be approximately $500 in fiscal 2008.

At the Company’s 2007 Annual Meeting of Stockholders held on September 18, 2007, the Company obtained shareholder approval to allow various equity-based awards to be granted. The Company granted 43,286 shares of restricted Class A Common Stock (“Restricted Stock”) to selected employees which will vest equally over a three year period. For the three and nine months ended December 31, 2007, stock-based compensation expense related to the Restricted Stock was $23. The Company has estimated that the stock-based compensation expense related to the Restricted Stock will be approximately $40 in fiscal 2008.

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years, except for DMS’ Theatre Command Center (“TCC”) proprietary software. Effective April 1, 2007, our TCC software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over an estimated life of ten years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the three and nine months ended December 31, 2006 and 2007, respectively. Amortization of capitalized software development costs, included in direct operating costs, for the nine months ended December 31, 2006 and 2007 amounted to $598 and $448, respectively. Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach. Unbilled receivables under such customized software development contracts at December 31, 2006 and 2007 aggregated $1,713 and $1,528, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of December 31, 2007, our finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks, and Federal Communications Commission licenses (for satellite transmission services) which are estimated to have useful lives ranging from two to ten years. In addition, we have recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, the Pavilion Theatre, PLX, ACS and The Bigger Picture. In March 2007, it was determined that a deferred tax asset should have been recorded for the AccessIT SW Acquisition and the Managed Services Acquisition and goodwill was reduced by $1,605, as discussed previously. During June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) of $38 was expensed as the license expired and was not renewed. Additional information related to the segments of the Company and its subsidiaries can be found in Note 10.

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

The Company has incurred net losses for each of the three and nine months ended December 31, 2006 and 2007 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) at initial recognition and in all subsequent periods. Therefore, SFAS 157 nullifies the guidance in footnote 3 of the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 also amends SFAS 133 to remove the similar guidance to that in EITF 02-3, which was added by SFAS 155. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Any transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for the fiscal year in which SFAS 157 is initially applied. The Company does not believe that SFAS 157 will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

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

In July 2006, the Company acquired 100% of the issued and outstanding stock of ACS (the “ACS Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash, and promissory notes issued by the Company in favor of the stockholders of ACS (the “ACS Stockholders”) in the principal amount of $5,204 (see Note 6). The results of ACS’s operations have been included in the consolidated financial statements since August 1, 2006. The Company also agreed to pay to the ACS Stockholders additional purchase price, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion, if certain conditions are met. Such conditions were met in April and July 2007, and the Company issued an aggregate of 145,861 shares of the Company’s Class A Common Stock, with a value of $1,000, to the ACS Stockholders as additional purchase price (see Note 7). The Company also assumed $5,914 of ACS’s debt, of which $5,598 relates to ACS’s revolving credit facility. In December 2006, ACS’s revolving credit facility was converted into a term note, which was later repaid in August 2007 (see Note 6).

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

The following pro forma information shows the results of operations for the three and nine months ended December 31, 2006, as though the above acquisitions had occurred at the beginning of that respective fiscal year. The pro forma information reflects adjustments for (i) depreciation and amortization of acquired tangible and intangible assets from the acquisitions, (ii) interest expense for promissory notes issued by the Company in favor of the ACS Stockholders in the principal amount of $5,204 (see Note 6), and (iii) the full year impact of the issuance of 974,184 shares for the ACS Acquisition and 460,000 shares for the Bigger Picture Acquisition. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

	For the Three Months Ended December 31, 2006	For the Nine Months Ended December 31, 2006
	(unaudited)	(unaudited)
Revenues	$14,224	$36,105
Net loss	$(6,239)	$(16,011)
Basic and diluted net loss per share	$(0.25)	$(0.65)

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2007		As of December 31, 2007
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$47	$141	$49	$104
Exhibitor Install Notes	54	986	121	1,152
TIS Note	—	100	—	100
Other	—	—	13	31
	$101	$1,227	$183	$1,387

In March 2006, in connection with AccessIT DC’s Phase I Roll-Out (see Note 8), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors. The Exhibitor Note requires monthly principal and interest payments through September 2010. As of December 31, 2007, the outstanding balance of the Exhibitor Note was $153.

In connection with AccessIT DC’s Phase I Roll-Out (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres. In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable and in September 2007, a certain motion picture exhibitor issued to the Company an additional 8% note receivable for an aggregate of $1,359 (together the “Exhibitor Install

Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009, August 2017 and August 2012, respectively. As of December 31, 2007, the aggregate outstanding balance of the Exhibitor Install Notes was $1,273.

Prior to the acquisition of ACS, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to ACS a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at ACS’s option, be converted into a 10% limited partnership interest in TIS. As of December 31, 2007, the outstanding balance of the TIS Note was $100.

The Company periodically assesses collectibility of its notes receivable based on factors such as payment experience and customer business developments.

6.	DEBT AND CREDIT FACILITY

Notes payable consisted of the following:

	As of March 31, 2007		As of December 31, 2007
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$828	$367	$709	$—
Boeing Note	450	402	438	—
First ACS Note	382	634	406	327
SilverScreen Note	100	144	113	48
One Year Senior Notes	—	22,000	—	—
Excel Term Note	720	6,030	—	—
Vendor Note A	—	—	4,383	—
Vendor Note B	—	—	—	9,600
Three Year Senior Notes	—	—	—	55,000
Other	—	—	50	—
GE Credit Facility	—	134,619	9,428	187,351
	$2,480	$164,196	$15,527	$252,326

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW. In March 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term. During the nine months ended December 31, 2007, the Company repaid principal of $486 on the HS Notes. As of December 31, 2007, the outstanding principal balance of the HS Notes was $709.

In March 2004, in connection with the acquisition of certain digital cinema related assets of the Boeing Company, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date. Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the nine months ended December 31, 2007, the Company repaid principal of $450 and non-cash interest expense resulting from the Boeing Note was $36. As of December 31, 2007, the outstanding balance of the Boeing Note, including imputed interest, was $438.

In July 2006, in connection with the ACS Acquisition (see Note 4), the Company issued an 8% note payable in the principal amount of $1,204 (the “First ACS Note”) and an 8% note payable in the principal amount of $4,000 (the “Second ACS Note”), both in favor of the stockholders of ACS. The First ACS Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second ACS Note was payable on November 30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First ACS Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the nine months ended December 31, 2007, the Company repaid principal of $284 on the First ACS Note. As of December 31, 2007, the outstanding principal balance of the First ACS Note was $733.

Prior to the ACS Acquisition (see Note 4), ACS had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009. During the nine months ended December 31, 2007, the Company repaid principal of $81 on the SilverScreen Note. As of December 31, 2007, the outstanding principal balance of the SilverScreen Note was $161.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “One Year Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The One Year Senior Notes had a one year term which and could have been extended for up to two 90-day periods at the discretion of the Company if certain market conditions were met. Interest on the One Year Senior Notes was to be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company was to issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the One Year Senior Notes based on a formula (“Additional Interest”). The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the One Year Senior Notes at any time and from time to time. The Company was permitted to prepay the One Year Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The Purchase Agreement also required the One Year Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and ACS and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the One Year Senior Notes.

In February 2007, the Company and the Purchasers of the One Year Senior Notes agreed to amend the One Year Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the One Year Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the Company  may  incur, to  up to  $5,000, (iii) provide for additional interest to be paid in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Additional Interest Shares payable to the Purchasers annually. In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below. In August 2007, the Company recorded debt refinancing expense of $1,122, of which $436 related to unamortized debt issuance costs and $686 for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 7) as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

In December 2006, in connection with the conversion of ACS’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”), ACS issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest is due on the maturity date of January 1, 2012. ACS may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. The Excel Term Note is not guaranteed by the Company or its other subsidiaries, other than ACS. Since April 1, 2007, the Company made quarterly installments which repaid principal of $360 on the Excel Term Note. In August 2007, the outstanding principal balance of $6,390 for the Excel Term Note was repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below.

In May 2007, the Company obtained $5,000 of vendor financing (the “Vendor Note A”). The Vendor Note A bears interest at 15% and may be prepaid without penalty. A mandatory principal amount of $617 plus all accrued and unpaid interest was paid in December 2007. The Vendor Note A and all accrued interest are due and payable in July 2008. If the Vendor Note A is repaid in full by March 31, 2008, the interest rate becomes 8%, retroactive to the beginning of the note term. As of December 31, 2007, the outstanding principal balance of the Vendor Note A was $4,383.

In August 2007, the Company obtained $9,600 of vendor financing (the “Vendor Note B”). The Vendor Note B bears interest at 11% and may be prepaid without penalty. Interest is due semi-annually commencing February 2008. The balance of the Vendor Note B, together with all unpaid interest is due on the maturity date of August 1, 2016. As of December 31, 2007, the outstanding balance of the Vendor Note B was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “Three Year Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the Three Year Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met. Interest on the Three Year Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the Three Year Senior Notes based on a formula (“Additional Interest”). The Company may prepay the Three Year Senior Notes in whole or in part following the first anniversary of issuance of the Three Year Senior Notes, subject to a penalty of 2% of the principal if the Three Year Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the Three Year Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the Three Year Senior Notes. The net proceeds of approximately $53,200 from the August 2007 Private Placement are expected to be used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in digital projection systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the Three Year Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the Three Year Senior Notes. The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the Three Year Senior Notes at any time and from time to time. As of December 31, 2007, all shares issued to the holders of the Three Year Senior Notes have been registered for resale (see Note 7). Under the Three Year Senior Notes the Company agreed (i) to limit its and its subsidiaries' indebtedness to an aggregate of $315,000 and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below). Additionally, the Company and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond the Company’s initial rollout of up to 4,000 Systems, if certain conditions are met. As of December 31, 2007, the outstanding principal balance of the Three Year Senior Notes was $55,000.

CREDIT FACILITY

In August 2006, AccessIT DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Roll-Out (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. The interest rate on each of the borrowings by AccessIT DC resets every six months to the then prevailing interest rates. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition,

AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. As of December 31, 2007, $196,779 was borrowed under the GE Credit Facility at a weighted average interest rate of 9.55%.

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

At December 31, 2007, the Company was in compliance with all of its debt covenants.

7.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors. As of December 31, 2007, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock. Certain restrictions in the Purchase Agreement related to the Three Year Senior Notes do not permit the Company to repurchase any additional shares of Class A Common Stock.

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

In July 2006, in connection with the ACS Acquisition (see Note 4), the Company issued 974,184 shares of Class A Common Stock (the “ACS Shares”) as part of the purchase price. Under the stock purchase agreement entered into by the Company in connection with the ACS Acquisition, the Company was required to register the resale of the ACS Shares with the SEC. The Company filed a Form S-3 on August 30, 2006, which was declared effective by the SEC on September 19, 2006.

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

In April 2007, in connection with the acquisition of ACS and the achievement of certain digital cinema deployment milestones, the Company issued 67,906 shares of the Company’s Class A Common Stock, with a value of $512, to the ACS Stockholders as additional purchase price. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

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

In July 2007, in connection with the acquisition of ACS and the achievement of certain digital cinema deployment milestones, the Company issued an additional 77,955 shares of the Company’s Class A Common Stock, with a value of $488, to the ACS Stockholders as additional purchase price. The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

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

In December 2007, the Company issued 345,944 shares of Class A Common Stock as Additional Interest pursuant to the Three Year Senior Notes (see Note 6), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007.

ACCESSIT STOCK OPTION PLAN

Stock Options

AccessIT’s stock option plan (the “Plan”) provided for the issuance of options to purchase up to 1,100,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the Plan to 2,200,000 shares at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.

During the nine months ended December 31, 2007, under the Plan, the Company granted stock options to purchase 209,200 shares of its Class A Common Stock to its employees and stock options to purchase 50,000 shares of its Class A Common Stock to five non-employee members of our Board, all at an exercise price range from $4.93 to $9.04 per share.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,596,497	$7.90
Granted	259,200	5.76
Exercised	(6,500)	5.32
Cancelled	(142,500)	7.24
Balance at December 31, 2007	1,706,697	$7.64

Restricted Stock Awards

At the Company’s 2007 Annual Meeting of Stockholders held on September 18, 2007, the Company obtained shareholder approval to allow various equity-based awards to be granted pursuant to the Plan. The Company granted 43,286 shares of Restricted Stock to selected employees which will vest equally over a three year period. As of December 31, 2007, 43,286 shares of Restricted Stock were awarded and outstanding.

ACCESSDM STOCK OPTION PLAN

AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the nine months ended December 31, 2007, there were no AccessDM options granted.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at December 31, 2007	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of December 31, 2007, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2007	December 31, 2007
Underwriter Warrants	3,775	—
July 2005 Private Placement Warrants	467,275	467,275
New Warrants	760,196	760,196
	1,231,246	1,227,471

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

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the six months ended September 30, 2006, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash and the Company issued 10,000 shares of Class A Common Stock. As of December 31, 2007, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”). The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of December 31, 2007, all 760,196 of the New Warrants remained outstanding.

8.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC may order up to 4,000 Systems from Christie (the “Phase I Roll-Out”).

Through December 31, 2007, in connection with our Phase I Roll-Out, we entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC. Through December 31, 2007, we entered into master license agreements with sixteen motion picture exhibitors for the placement of Systems in movie theatres (including screens at AccessIT’s Pavilion Theatre) and AccessIT DC completed its Phase I Roll-Out with 3,723 Systems installed.

As of December 31, 2007, AccessIT DC ordered 3,723 of the Systems from Christie. As of December 31, 2007, the Company has paid approximately $258,100 towards Systems ordered and installation costs incurred in connection with our Phase I Roll-Out. AccessIT DC has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres (see Note 5). The motion picture exhibitors were required to make monthly interest only payments through October 2007 and are required to make quarterly principal and interest payments thereafter. Under a master license agreement with a certain motion picture exhibitor, the Company has agreed to pay the installation costs associated with the placement of the Systems in movie theatres directly to Christie on behalf of the motion picture exhibitor, up to $14,550, and these installation costs will be included in the cost of property and equipment. As of December 31, 2007, AccessIT DC paid approximately $12,980 in such installation costs.

As of December 31, 2007, AccessIT DC’s Phase I Roll-Out was completed and there were no significant Phase I purchase obligations not included in the Company’s condensed consolidated financial statements.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental cash flow information consisted of the following:

	For the Nine Months Ended December 31,
	2006	2007
Interest paid	$2,794	$14,149
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$10,854	$29,762
Reduction of goodwill related to the Pavilion Theatre	$107	$—
Deposits applied to equipment purchased from Christie	$24,072	$23,402
Issuance of Class A Common Stock for purchase of Access Digital Server Assets	$308	$—
Liabilities assumed in the PLX Acquisition	$140	$—
Issuance of Class A Common Stock for the ACS Acquisition	$10,000	$—
Liabilities assumed in the ACS Acquisition	$14,719	$—
Issuance of debt for the ACS Acquisition	$5,204	$—
Issuance of Class A Common Stock as additional purchase price for ACS	$—	$1,000
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$29
Note payable issued for customer contract	$—	$75
Repayment of One Year Senior Notes	$—	$18,000
Legal fees from the holders of the Three Year Senior Notes included in debt issuance costs	$—	$109

For the nine months ended December 31, 2006 and 2007, included in purchases of property and equipment on the condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $0 and $19,239, respectively.

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

The Media Services segment consists of the following:

Operations of:	Products and services provided:
AccessIT DC (formerly referred to as Christie/AIX)	Financing vehicle and administrator for our Phase I Roll-Out to motion picture exhibitors, collects VPFs from motion picture studios and ACFs from alternative content providers.
DMS

Stores and distributes digital content to movie theaters and other venues having digital projection equipment, provides satellite-based broadband video, data and Internet transmission, encryption management services, video network origination and management services and a virtual booking center to outsource the booking and scheduling of satellite and fiber networks and provides forensic recovery services for content owners.

AccessIT SW	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.
Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
ACS	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.
Pavilion Theatre	A fully functioning nine-screen movie theatre and showcase to demonstrate our integrated digital cinema solutions.

The Other segment consists of the following:

Operations of:	Products and services provided:
Access Digital Server Assets	Provides web hosting services.
Data Centers

Currently licenses its three IDCs to FiberMedia (as defined below) which provides services, including the license of data center space, provision of power, data connections to other businesses, and the installation of equipment.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$1,443	$17,984	$—	$5	$19,432
Total goodwill	$4,529	$8,720	$—	$—	$13,249
Total assets	$243,186	$48,707	$1,239	$8,595	$301,727

	As of December 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$868	$15,389	$—	$2	$16,259
Total goodwill	$4,529	$9,856	$35	$—	$14,420
Total assets	$331,872	$45,773	$1,308	$20,599	$399,552

	Three Months Ended December 31, 2006
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$7,108	$6,303	$813	$—	$14,224
(Loss) income from operations before other income (expense)	$(1,076)	$77	$(598)	$(1,558)	$(3,155)
Plus stock-based compensation	46	—	12	5	63
Plus depreciation and amortization	4,045	632	193	22	4,892
Income (loss) from operations before interest, taxes, depreciation and amortization	$3,015	$709	$(393)	$(1,531)	$1,800

	Three Months Ended December 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$15,353	$5,805	$322	$—	$21,480
Income (loss) from operations before other income (expense)	$3,523	$(2,180)	$(113)	$(2,202)	$(972)
Plus stock-based compensation	68	28	—	66	162
Plus depreciation and amortization	7,651	1,317	105	18	9,091
Income (loss) from operations before interest, taxes, depreciation and amortization	$11,242	$(835)	$(8)	$(2,118)	$8,281

	Nine Months Ended December 31, 2006
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$14,885	$12,228	$2,652	$—	$29,765
(Loss) income from operations before other income (expense)	$(3,014)	$582	$(1,413)	$(7,026)	$(10,871)
Plus stock-based compensation	75	—	22	2,745	2,842
Plus depreciation and amortization	8,186	1,205	575	72	10,038
Income (loss) from operations before interest, taxes, depreciation and amortization	$5,247	$1,787	$(816)	$(4,209)	$2,009

	Nine Months Ended December 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues	$38,309	$19,807	$976	$—	$59,092
Income (loss) from operations before other income (expense)	$6,664	$(4,710)	$(164)	$(5,338)	$(3,548)
Plus stock-based compensation	164	70	—	127	361
Plus depreciation and amortization	19,855	3,936	315	54	24,160
Income (loss) from operations before interest, taxes, depreciation and amortization	$26,683	$(704)	$151	$(5,157)	$20,973

11.	INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements. The tax years ended March 31, 2004 through 2007 generally remain open to examination by the major taxing jurisdictions to which we are subject. In addition, the Company generated net operating losses in each tax year beginning with the year ended March 31, 2001. Future utilizations of such net operating losses will cause such years to remain open to examination to the extent that such net operating losses are utilized.

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

This report contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words are forward-looking statements. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Additional information regarding risks to the Company can be found below (see Part II Item 1A - RISK FACTORS).

In this report, “AccessIT,” “we,” “us,” “our” and the “Company” refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

OVERVIEW

AccessIT provides fully managed technology solutions, electronic delivery and software services for owners and distributors of digital content to movie theaters and other venues. In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we no longer operated after May 1, 2007. We have since realigned our focus to two primary businesses, media services (“Media Services”) and media content and entertainment (“Content & Entertainment”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide. Our Content & Entertainment business provides cinema advertising, film distribution services to movie exhibitors and motion picture exhibition to the general public.

We have three reportable segments: Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of Christie/AIX, Inc. (“AccessIT DC”), Access Digital Media, Inc. (“AccessDM”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite” and, together with AccessDM, “DMS”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”) and PLX Acquisition Corp. The Content & Entertainment segment of our business is comprised of UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”), Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”) and ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”). Our Other segment consists of the operations of our three IDCs and the operations of the Access Digital Server Assets.

We have incurred net losses of $14.9 million and $24.5 million in the nine months ended December 31, 2006 and 2007, respectively, and we have an accumulated deficit of $89.5 million as of December 31, 2007. We anticipate that, with our recent acquisitions of ACS and The Bigger Picture and the operations of AccessIT DC, our results of operations will improve. Following the acquisitions of ACS and The Bigger Picture in the fiscal year ended March 31, 2007 and the completion of our Phase I Roll-Out during the quarter ended December 2007, we expect our direct operating costs and general and administrative expenses to stabilize until management finalizes a plan for a second digital cinema deployment (“Phase II Deployment”). If and when a Phase II Deployment is initiated, we would expect our financing costs to increase and our direct operating costs and general and administrative expenses to increase although less than in prior years. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Results of Operations for the Three Months Ended December 31, 2006 and 2007

Revenues

Revenues increased $7.3 million or 51%. The increase in revenue was primarily due to increased VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres. There were 1,693 Systems installed at December 31, 2006 compared to 3,723 Systems installed at December 31, 2007. Revenues in the Other segment decreased due to the IDCs disposition at March 31, 2007. We expect an increase in revenues consistent with the increase in the number of Systems we have deployed at the end of our Phase I Roll-Out, due to the resultant VPFs and other revenue sources, including, content delivery and distribution of alternative content, generated from digitally equipped movie theaters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 10%. The increase was primarily related to professional fees incurred in connection with efforts to comply with the Sarbanes-Oxley Act of 2002, and in the Content & Entertainment segment due to the acquisition of The Bigger Picture, which operations have been included in the condensed consolidated financial statements since February 1, 2007. We expect professional fees to decrease after the fiscal year ended March 31, 2008. The increased expenses were partially offset by reduced staffing levels.  As of December 31, 2006 and 2007 we had 335 and 309 employees, respectively, of which 54 and 38, respectively, were part-time employees and 101 and 64, respectively, were salespersons.

Depreciation Expense on Property and Equipment

Depreciation expense increased $3.3 million or 71%. The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Roll-Out. The value of gross property and equipment increased by $138.5 million between December 31, 2006 and December 31, 2007. This increase was also primarily attributable to the increased amount of assets to support AccessIT DC’s Phase I Roll-Out.

Amortization Expense of Intangible Assets

Amortization expense increased $0.9 million or 461%. The increase was primarily attributable to the amortization of intangible assets due to the acquisitions of ACS and The Bigger Picture. There was no amortization expense recorded for the three months ended December 31, 2006 for the acquisition of ACS since the respective purchase price allocation was not finalized until March 31, 2007.

Interest expense

Interest expense increased $4.4 million or 135%. Total interest expense included $2.4 million and $6.0 million of interest paid and accrued along with non-cash interest expense of $0.9 million and $1.7 million for the three months ended December 31, 2006 and 2007, respectively. The increase in interest paid and accrued was primarily due to the interest, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility and the amortization of debt issuance costs incurred on the Three Year Senior Notes (see Note 6 in the condensed consolidated financial statements). With the completion of our Phase I Roll-Out, we do not expect any significant further borrowings under the GE Credit Facility, and therefore, pending any Phase II Deployment related borrowings, we expect our interest expense to stabilize. In the quarter ended December 31, 2007, we paid interest on our Three Year Senior Notes with Shares of Class A Common Stock, which resulted in non-cash interest expense. We may also choose to pay quarterly interest on our Three Year Senior Notes in cash, in which case we would experience an increase in our interest expense. The company has not yet decided whether future interest payments under the Three Year Senior Notes will be paid in cash or shares of Class A Common Stock. The increase in non-cash interest was due to the value of the shares issued as payment of interest on the Three Year Senior Notes. Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the Three Year Senior Notes in cash or shares of Class A Common Stock.

Results of Operations for the Nine Months Ended December 31, 2006 and 2007

Revenues

Revenues increased $29.3 million or 99%. The increase in revenue was primarily due to increased VPF revenues, in the Media Services segment, attributable to the increased number of Systems installed in movie theatres. There were 1,693 Systems installed at December 31, 2006 compared to 3,723 Systems installed at December 31, 2007. The increase in revenues also resulted from the acquisition of ACS, part of the Content & Entertainment segment, whose operations have been included in the condensed consolidated financial statements since August 1, 2006. Revenues in the Other segment decreased due to the IDCs disposition at March 31, 2007. We expect an increase in revenues consistent with the number of Systems we have deployed at the end of our Phase I Roll-Out, due to the resultant VPFs and other revenue sources, including, content delivery and distribution of alternative content, generated from digitally equipped movie theaters.

Direct Operating Costs

Direct operating costs increased $4.6 million or 30%. The increase in direct operating costs was predominantly in the Content & Entertainment segment and was due to the acquisition of ACS, which operations have been included in the condensed consolidated financial statements since August 1, 2006, mainly due to the minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising and due to the acquisition of The Bigger Picture, which operations have been included in the condensed consolidated financial statements since February 1, 2007. Direct operating costs in the Other segment decreased due to the IDCs disposition at March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million or 43%. The increase was primarily in the Content & Entertainment segment and was due to the acquisitions of ACS and The Bigger Picture, which operations have been included in the condensed consolidated financial statements since August 1, 2006 and February 1, 2007, respectively. The increased expenses were partially offset by reduced staffing levels.  As of December 31, 2006 and 2007 we had 335 and 309 employees, respectively, of which 54 and 38, respectively, were part-time employees and 101 and 64, respectively, were salespersons.

Stock-based Compensation Expense

Stock-based compensation decreased $2.5 million. The decrease was a result of the one-time charge related to the Company’s adoption of SFAS 123(R) (see Note 2 in the condensed consolidated financial statements) during the three months ended September 30, 2006.

Depreciation Expense on Property and Equipment

Depreciation expense increased $11.5 million or 121%. The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Roll-Out. The value of gross property and equipment has increased by $138.5 million since the period ended December 31, 2006. This increase was also primarily attributable to the increased amount of assets to support AccessIT DC’s Phase I Roll-Out.

Amortization Expense of Intangible Assets

Amortization expense increased $2.6 or 471%. The increase was primarily attributable to the amortization of intangible assets due to the acquisitions of ACS and The Bigger Picture, whose operations have been included in the condensed consolidated financial statements since August 1, 2006 and February 1, 2007, respectively. There was no amortization expense recorded for the nine months ended December 31, 2006 for the acquisition of ACS since the respective purchase price allocation was not finalized until March 31, 2007.

Interest expense

Interest expense increased $16.1 million or 359%. Total interest expense included $3.5 million and $16.6 million of interest paid and accrued along with non-cash interest expense of $1.0 million and $3.9 million for the nine months ended December 31, 2006 and 2007, respectively. The increase in interest paid and accrued was primarily due to the interest, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility and the amortization of debt issuance costs incurred on the One Year Senior Notes (see Note 6 in the condensed consolidated financial statements) and the Three Year Senior Notes. With the completion of our Phase I Roll-Out, we do not expect any significant further borrowings under the GE Credit Facility, and therefore, pending any Phase II Deployment related borrowings, we expect our interest expense to stabilize. If management elects to pay the interest on the Three Year Senior Notes with shares of Class A Common Stock, the payments would result in non-cash interest expense. The increase in non-cash interest was due to the value of the shares issued as payment of interest on the One Year Senior Notes and the Three Year Senior Notes. The One Year Senior Notes were repaid with the proceeds from the Three Year Senior Notes in August 2007. Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the Three Year Senior Notes in cash or shares of Class A Common Stock.

Debt refinancing expense

During the nine months ended December 31, 2007, the Company recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

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

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto. Pursuant to the Credit Agreement, at any time prior to August 1, 2008, AccessIT DC may draw up to $217.0 million under the GE Credit Facility. As of December 31, 2007, $196.8 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.55%. The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.

In October 2006, the Company received net proceeds of approximately $21.0 million from the One Year Senior Notes. In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds received in August 2007, as discussed below.

In May 2007, the Company received $5.0 million from the Vendor Note A (see Note 6 in the condensed consolidated financial statements). In December 2007, the Company repaid principal of $617 on the Vendor Note A. As of December 31, 2007, the outstanding principal balance of the Vendor Note A was $4,383.

In August 2007, the Company received $9.6 million from the Vendor Note B (see Note 6 in the condensed consolidated financial statements). As of December 31, 2007, the outstanding balance of the Vendor Note B was $9,600.

In August 2007, the Company received net proceeds of approximately $53.0 million from the Three Year Senior Notes. As of December 31, 2007, the outstanding principal balance of the Three Year Senior Notes was $55.0 million.

As of December 31, 2007, AccessIT DC has paid approximately $258.1 million for Systems ordered and installation costs incurred in connection with AccessIT DC’s Phase I Roll-Out.

As of December 31, 2007, we had cash and cash equivalents of $35.8 million and we had positive working capital, defined as current assets less current liabilities, of $9.3 million. We are currently exploring our options with respect to financing for the Phase II Deployment, which may or may not include refinancing certain of our debt obligations.

Operating activities used net cash of $15.5 million and $4.9 million for the nine months ended December 31, 2006 and 2007, respectively. The decrease in cash used by operating activities was primarily due to a reduction in cash used for accounts payable and accrued expenses, offset by an increase in accounts receivable and unbilled revenues and additionally offset by adjustments not requiring cash, specifically depreciation and amortization and non-cash interest expense. We expect operating activities to begin providing cash to operations as the balance of accounts receivable is reduced by collections.

Investing activities used net cash of $82.3 million and $86.6 million for the nine months ended December 31, 2006 and 2007, respectively. The increase was due to a reduction in the amount of available-for-sale securities that matured in the respective periods, offset by reduced amounts used for purchases and deposits paid for property and equipment. We expect investing activities to continue to use cash for the remaining payments due on AccessIT DC’s Phase I Roll-Out. If and when a Phase II Deployment is finalized, we would expect an increase in cash used by investing activities as a result.

Financing activities provided net cash of $116.5 million and $97.9 million for the nine months ended December 31, 2006 and 2007, respectively. The decrease was mainly due to reduced borrowings under the GE Credit Facility and the repayment of the One Year Senior Notes, offset by increased proceeds from the Three Year Senior Notes. As AccessIT DC’s Phase I Roll-Out was completed during the quarter ended December 2007, financing activities are expected to start using net cash for principal repayments on the GE Credit Facility, which begin in August 2008If and when a Phase II Deployment is implemented, we expect an increase in cash provided by borrowings under a financing that we intend to enter into in connection with the Phase II Deployment.

The Company has contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, a non-cancelable long-term capital lease obligation for the Pavilion Theatre, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of December 31, 2007 ($ in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter
Long-term debt (2)	$80,399	$7,409	$57,494	$2,112	$13,384
Credit facilities (1)	274,211	28,652	82,375	82,964	80,220
Capital lease obligations (1)	16,678	1,128	2,256	2,256	11,038
Operating lease obligations (3)	11,710	3,076	4,628	1,835	2,171
Theatre agreements	25,136	6,297	6,087	4,006	8,746
Purchase obligations (4)	1,158	1,158	—	—	—
Total	$409,292	$47,720	$152,840	$93,173	$115,559

(1)	Includes applicable interest.
(2)	Excludes interest on the Three Year Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.
(3)

Includes operating lease agreements for the IDCs now operated by FiberMedia (see Note 10 in the condensed consolidated financial statements), which total aggregates to $9.0 million. The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, the Company will remain as the lessee.

(4)	Includes $0.5 million for purchase obligations related to AccessIT DC’s Phase I Roll-Out not included in the Company’s condensed consolidated financial statements.

We expect to continue to generate net losses for the foreseeable future due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the Three Year Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the Three Year Senior Notes and the Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy the Company’s debt obligations or require the Company to dedicate a substantial portion of the Company’s cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand and cash receipts from existing operations, will be sufficient to permit us to meet our obligations through December 31, 2008.

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

We had no reportable subsequent events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our GE Credit Facility and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate. As of December 31, 2007, $196.8 million was borrowed under the GE Credit Facility at a weighted average interest rate of 9.55%.

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

As of December 31, 2007, we have not entered into any derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

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

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects. Although we have entered into the GE Credit Facility with GECC, pursuant to which GECC and certain other lenders agreed to provide AccessIT DC a $217.0 million Senior Secured Multi Draw Term Loan, if we are unable to draw down additional loans from the GE Credit Facility or raise additional funds, we may not be able to fulfill our obligations under the Framework Agreement. The GE Credit Facility contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. In August 2007, we issued certain promissory notes which restrict the Company and its subsidiaries (other than AccessIT DC) from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital and which prohibits the Company and its subsidiaries' from incurring indebtedness, in an aggregate of $315.0 million until certain conditions are met.

We have limited experience in our newer business operations, which may negatively affect our ability to generate sufficient revenues to achieve profitability.

We were incorporated on March 31, 2000. Our first data center, a part of our initial business, became operational in December 2000. Subsequent thereto, we added additional data centers and expanded into the following new business areas which are currently our primary focus: (a) providing satellite delivery services, through our wholly-owned subsidiary AccessIT Satellite; (b) operating a movie theater, through our wholly-owned subsidiary ADM

Cinema; (c) placing digital cinema projection systems into movie theaters and collecting virtual print fees in connection with such placements, through our indirect wholly-owned subsidiary AccessIT DC; (d) providing pre-show on-screen advertising and entertainment, through our wholly-owned subsidiary ACS and (e) operating an alternate content distribution company, through our wholly-owned subsidiary, The Bigger Picture. Although we have retained certain senior management of the acquired businesses and have hired other experienced personnel, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. We also cannot assure you that we will be able to successfully operate these businesses. Our efforts to expand into these five new business areas may prove costly and time-consuming and have become our primary business focus, causing us to decide to dispose of our Data Center Services segment.

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

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including:

•	limited operating experience;
•	net losses;
•	lack of sufficient customers or loss of significant customers;
•	insufficient revenues and cash flow to be self-sustaining;
•	necessary capital expenditures;
•	an unproven business model;
•	a changing business focus; and
•	difficulties in managing potentially rapid growth.

This is particularly the case with respect to our newly acquired businesses. We cannot assure you that we will ever be successful or profitable.

Because the use of DMS’ services largely depends on the expanded use of digital presentations requiring electronic delivery, if such expanded use does not occur, no viable market for DMS’ services may develop.

Even though we are among the first to integrate software and systems for the delivery of digital content to movie theaters and other venues, the demand for them is largely dependent on a concurrent expansion of digital presentations at theaters. There can be no assurance that certain major movie studios or providers of alternative digital content that currently rely on traditional distribution networks to provide physical delivery of digital files will quickly adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters or other venues or that those major movie studios or content providers that currently utilize electronic delivery to distribute digital content will continue to do so. If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, there may be reduced demand for market for DMS’ delivery systems and software.

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

We cannot assure you that there will be a continued demand for the digital cinema software and delivery services provided by DMS. DMS’ profitability depends largely upon the general expansion of digital presentations at theaters, which may not occur for several years. Although AccessIT DC has entered into digital cinema deployment agreements with seven motion picture studios, there can be no assurance that these and other major movie studios relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theaters or that they will release all, some or any of their motion pictures via digital cinema. If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, there may be reduced demand for market for DMS’ software and systems.

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

We have made several meaningful acquisitions to expand into new business areas. However, we may experience costs and hardships in integrating the new acquisitions into our current business structure. In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC which have been integrated into the operations of AccessIT Satellite. In February 2005, we acquired the Pavilion Theatre through our wholly-owned subsidiary, ADM Cinema. In June 2005, we created AccessIT DC, a wholly-owned subsidiary of AccessDM, to purchase Systems for AccessIT DC’s Phase I Roll-Out, under the Framework Agreement with Christie. In January 2006, we purchased certain web hosting assets. In June 2006, the Company, through its indirectly wholly-owned subsidiary, PLX Acquisition, purchased substantially all the assets of PLX which have been integrated into the operations of AccessIT SW. In July 2006, we acquired all of the capital stock of ACS. Most recently, in January 2007, the Company, through its wholly-owned subsidiary, The Bigger Picture, purchased substantially all of the assets of BP/KTF, which we intend to integrate into the Company’s operations. We may not be able to integrate successfully the acquired businesses and assets into our existing business. We cannot assure you that we will be able to effectively market the services provided by AccessIT Satellite, the Pavilion Theatre, AccessIT DC, ACS and The Bigger Picture. Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly. Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our rapid growth. Since November 2004, we have acquired the businesses discussed above and in connection with those acquisitions, we have formed additional subsidiaries. These subsidiaries operate in business areas different from our IDC operations business. The number of our employees has grown from 11 in March 2003 to over 300 in December 2007. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations.Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide. For the nine months ended December 31, 2007, AccessIT DC’s customers comprised 77% of Media Services revenues. For the nine months ended December 31, 2007, ACS and our Pavilion Theatre comprised 75% and 22% of Content & Entertainment revenues, respectively. Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public. Media Services’ customers are principally worldwide motion picture studios. For the nine months ended December 31, 2007, five customers, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Twentieth Century Fox and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 59%, 20%, 18% and 48% of AccessIT DC’s, AccessIT SW’s, AccessDM’s and the Media Service segment’s revenues, respectively. In addition, many of our revenue-generating assets, including the assets of AccessIT DC, are located in movie theatres nationwide, which we do not own or control.  If some portion of these assets were out of service for any reason, such as the closure of exhibitor locations or a calamity that causes a physical property loss such as fire or flood, we would experience an interruption in the amount of revenues we generate until those assets could be restored to service.

Our substantial debt and lease obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations. We have notes payable to third parties with principal amounts aggregating $267.9 million as of December 31, 2007. We also have a capital lease obligation covering facilities with the principal amount of $5.9 million as of December 31, 2007.

Additionally, AccessIT DC, our indirect wholly-owned subsidiary, has recently entered into the GE Credit Facility, which permits us to borrow up to $217.0 million of which $196.8 million has been drawn down as of December 31, 2007 and is included in the notes payable to third parties mentioned above. The obligations and restrictions under the GE Credit Facility and our other debt obligations could have important consequences for us, including:

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

The agreements governing our issuance of notes in August 2007 restrict the ability of AccessIT and its subsidiaries, subject to certain exceptions, from, among other things,:

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

Based on our current level of operations, we believe our cash flow from operations and available cash financed through the issuance of securities and our GE Credit Facility will be adequate to meet our future liquidity needs until at least December 31, 2008. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of December 31, 2007, we had positive working capital, defined as current assets less current liabilities, of $9.8 million and cash and cash equivalents of $35.8 million; we had an accumulated deficit of $89.5 million; and, from inception through such date, and we had used $39.7 million in cash for operating activities. Our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers. If we cannot achieve a high enough volume, we likely will incur additional net and operating losses. We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for AccessIT DC’s Phase I Roll-Out or Phase II Deployment, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses. These efforts may prove to be more expensive than we currently anticipate which could further increase our losses. We must significantly increase our revenues in order to become profitable. We cannot reliably predict when, or if, we will become profitable. Even if we achieve profitability, we may not be able to sustain it. If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of December 31, 2007, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 39.5% of our outstanding common stock. In particular, A. Dale Mayo, our President and Chief Executive Officer beneficially holds all 733,811 shares of Class B common stock, and 158,127 shares of Class A common stock which collectively represent approximately 3.4% of our outstanding common stock, and includes 95,000 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,000 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.Our Class B common stock entitles the holder to ten votes per share. The shares of Class A common stock have one vote per share. Due to the supervoting Class B common stock, Mr. Mayo has approximately 23.0% of our voting power. These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company; under his employment agreement, for example, Mr. Mayo is entitled to receive a guaranteed annual cash bonus.

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

In connection with the disposition of our Data Center Services, we entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate our IDCs. FiberMedia operates a network of geographically distributed IDCs. We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs. Among such items are certain operating leases which expire in June 2009 through January 2016. As of December 31, 2007, obligations under these operating leases totaled $9.0 million. We will attempt to obtain landlord consents to assign each facility lease to FiberMedia. Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease. 100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease. We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers. As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

If the market price of our common stock declines, we may not be able to maintain our listing on the Nasdaq Global Market which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Company’s Common Stock. The Company’s Common Stock is presently listed on the Nasdaq Global Market (“NASDAQ”). Although we are not currently in jeopardy of delisting, we cannot assure you, should the Company’s Common Stock decline significantly, that the Company will meet the criteria for continued listing on NASDAQ. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Company’s Common Stock is delisted from the NASDAQ, we may face a lengthy process to re-list the Company’s Common Stock, if we are able to re-list the Company’s Common Stock at all, and the liquidity that NASDAQ provides will no longer be available to investors.

If the Company’s Common Stock were to be delisted from NASDAQ, the holders of the Three Year Senior Notes would have the right to redeem the outstanding principal of the Three Year Senior Notes plus interest. As a result, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. If we defaulted under the Three Year Senior Notes obligations, our lenders could take actions that would restrict our operations.

If the Company were unable to meet the continued listing criteria of NASDAQ and the Company’s Common Stock became delisted, trading of the Company’s Common Stock could thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, on the National Association of Securities Dealer’s (NASD) Electronic Bulletin Board. In such case, an investor would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Company’s Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2007, the Company issued 345,944 shares of Class A Common Stock to the holders of the Three Year Notes in payment of the quarterly interest due December 31, 2007. Theses shares of Class A Common Stock were included among the 1,249,875 shares of Class A Common Stock, the resale of which was previously registered on the registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007. These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 40 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

(Registrant)

Date:	February 8, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 8, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.