Form 10-K
period 2008-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-06-16
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-51910
___________________________________

Access Integrated Technologies, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

(973) 290-0080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.			Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $2.11 per share, the closing price of such common equity on the Nasdaq Global Market, as of June 6, 2008, was approximately $49,186,427.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 6, 2008, 26,137,391 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about September 4, 2008.

ACCESS INTEGRATED TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future. Forward-looking  statements are based on current  expectations and are indicated by words or  phrases  such as  “believe,”  “expect,”  “may,”  “will,”  “should,” “seek,” “plan,”  “intend” or “anticipate” or the negative  thereof or comparable terminology, or by discussion of strategy.  Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those that are anticipated  or projected as a result of certain  risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;
•	the performance of our targeted markets;
•	competitive product and pricing pressures;
•	changes in business relationships with our major customers;
•	successful integration of acquired businesses;
•	economic and market conditions;
•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and
•	the other risks and uncertainties that are set forth in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s  rules,  we have no duty to update  these  statements,  and we undertake no obligation  to publicly update or revise any forward-looking statements, whether as a result of new  information,  future  events  or  otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

In this report, “AccessIT,” “we,” “us,” “our” and the “Company” refers to Access Integrated Technologies, Inc. and its subsidiaries unless the context otherwise requires.

PART I

ITEM 1. BUSINESS

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000.  We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  In the past, we have generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business we no longer operated after May 1, 2007. Beginning April 1, 2007, we made changes to our organizational structure which impacted our reportable segments, but did not impact our consolidated financial position, results of operations or cash flows. We realigned our focus to three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  Our Other business is attributable to the Data Center Services.

MEDIA SERVICES

The Media Services business consists of the following:

Operations of:	Products and services provided:
Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”) and its subsidiary, Access Digital Cinema Phase 2 Corp. (“Phase 2 Corporation”)
• Financing vehicles and administrators for our 3,723 digital cinema projection systems (the “Systems”) installed nationwide (our “Phase I Deployment”) and our second digital cinema deployment (the “Phase II Deployment”) to motion picture exhibitors
• Collect virtual print fees (“VPFs”) from motion picture studios and distributors and alternative content fees (“ACFs”)  from alternative content providers

Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”)
• Develops and licenses software to the theatrical distribution and exhibition industries as well as intellectual property rights and royalty management
• Provides services as an Application Service Provider
• Provides software enhancements and consulting services

Access Digital Media, Inc. (“AccessDM”) and FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite” and, together with AccessDM, “DMS”)
• Stores and distributes digital content to movie theatres and other venues having digital projection equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, key management, video network origination and management services
• Provides a virtual booking center to outsource the booking and scheduling of satellite and fiber networks
• Provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners

Core Technology Services, Inc. (“Managed Services”)	• Provides information technology consulting services and managed network monitoring services through its global network command center (“GNCC”)

In February 2003, we organized AccessDM, for the worldwide delivery of digital data, including movies, advertisements and alternative content such as concerts, seminars and sporting events, to movie theaters and other venues having digital projection equipment.

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

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the “FiberSat Acquisition”).

In June 2005, we formed AccessIT DC, a wholly-owned subsidiary of AccessDM, to purchase Systems for our Phase I Deployment, under the framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”).  In September 2005, pursuant to a second amendment to the Framework Agreement, Christie and AccessIT DC agreed to extend the number of Systems which may be ordered to 4,000 Systems.  In December 2007, AccessIT DC completed its Phase I Deployment with 3,723 Systems installed.

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

In October 2007, we formed Phase 2 Corporation, a wholly-owned subsidiary of AccessIT DC, to purchase up to 10,000 additional Systems for our expected Phase II Deployment.

In October 2007, AccessDM launched CineLiveSM, a new hardware product that enables live 2-D and 3-D streaming broadcasts to be converted from satellite feeds into on-screen entertainment, which can then be delivered to and exhibited in digital cinema equipped theatres.  CineLiveSM was developed exclusively for AccessDM by International Datacasting Corporation (IDC) and SENSIO Technologies Inc.

The business of AccessIT DC consists of the ownership and licensing of digital systems to exhibitors and the collection of VPFs from motion picture studios and ACFs from exhibitors, when content is shown on exhibitors’ screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated its transition from analog (film) to digital cinema.  As part of AccessIT DC’s Phase I Deployment of digital systems, AccessIT DC has agreements with seven major motion picture studios, certain smaller independent studios and exhibitors allowing it to collect VPFs and ACFs when content is shown in theatres, in exchange for it having facilitated the deployment, and providing management services, of 3,723 Systems and the other digital cinema assets.  AccessIT DC has agreements with sixteen domestic theatre circuits that license our Systems in order to show digital content distributed by the studios and other providers, including an AccessIT subsidiary, The Bigger Picture.   Phase 2 Corporation has entered into agreements with four major motion picture studios which will allow it to collect VPFs and ACFs once Phase 2 Corporation enters into license agreements with exhibitors, arranges suitable financing for the purchase of Systems, enters into vendor supply agreements for the necessary equipment and once the Systems are installed and ready for content.

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

Exhibition Management System™ (“EMS™”)	Manages all key aspects of film planning, scheduling, booking and motion picture studios payment for exhibitors.
Motion Picture Planning System (“MPPS”)	Plans and initiates movie release strategies using various movie criteria and historical performance data.
Royalty Transaction Solution (“RTS”)	An enterprise royalty accounting and licensing system built specifically for the entertainment industry.

Distributed Software Product:	Purpose:
Vista Cinema Software (“Vista”)	Theatre ticketing software.

Domestic Theatrical Distribution Management

AccessIT SW’s TDS product is currently licensed to several motion picture studios, including Overture Films, Summit Entertainment, 20th Century Fox, Universal Studios, MGM, Lionsgate and the Weinstein Company.  These studios comprised approximately 41.9%, 12.4%, 11.8%, 5.3%, 4.6%, 3.0%, 2.4% and 2.3%, respectively, of AccessIT SW’s revenues for the fiscal year ended March 31, 2008.  Several distributors utilize AccessIT SW’s products through its ASP Service, including Director’s Limited, Freestyle Releasing, IDP, IFC Films, IFS, Magnolia Pictures and Maple Pictures.  In addition, AccessIT SW licenses to customers other distribution-related software, MPPS, which further automates and manages related aspects of movie distribution, including advertising, strategic theatre selection and competitive release planning.

AccessIT SW also provides outsourced movie distribution services, specifically for independent film distributors and producers, through IndieDirect.  The IndieDirect staff uses the TDS distribution software to provide back office movie booking, tracking, reporting, settlement, and receivables management services.

International Theatrical Distribution Management

In 2004, AccessIT SW began developing TDSG, an international version of our successful TDS application, to support worldwide movie distribution and has the capability to run either from a single central location or multiple locations.  In December 2004, AccessIT SW signed an agreement to license TDSG to 20th Century Fox, who has begun the implementation of the software, targeting fourteen overseas territories, encompassing eighteen foreign offices.  As with our North American TDS solution, the TDSG system seamlessly integrates with AccessIT’s digital content delivery, significantly enhancing our international market opportunities.

Exhibition Management

We believe that our EMS™ system is one of the most powerful and comprehensive systems available to manage all key elements of motion picture exhibition. This fully supported solution can exchange information with every financial, ticketing, point-of-sale, distributor and data system to eliminate manual processes. Also, EMS™ is designed to create innovative revenue opportunities for motion picture exhibitors from the presentation of new and/or additional advertising and alternative entertainment in their movie theatres due to the expanding use of digital content delivery.

IP Rights and Royalty Management

AccessIT SW also provides software for the management of IP rights and royalties, called RTS, which was acquired in the acquisition of PLX.

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

Research and Development

The Company’s research and development was approximately $300,000, $330,000 and $162,000 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at AccessIT SW related to the development of our digital software applications and various product  enhancements to TDS and EMS™.

Market Opportunity

We believe that:

•
AccessIT SW’s products are becoming the industry standard method by which motion picture studios and exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment.  Based upon certain industry figures, distributors using AccessIT SW’s TDS software cumulatively managed over one-third of the United States theatre box office revenues each year since 1999;

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

Intellectual Property

AccessIT SW currently has intellectual property consisting of:

•	licensable software products, including TDS, TDSG, EMS™, MPPS and RTS;
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

Customers

Overture Films, Pacific Theatres and Summit Entertainment, each represented 10% or more of AccessIT SW’s revenues and together generated 38.1% of AccessIT SW’s revenues and Carmike Theatres generated 31.3% of DMS’ TCC revenues. Pacific Theatres and Summit Entertainment are also customers for Digital Media Delivery. We expect to continue to conduct business with each of these customers in fiscal year 2009.

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

Current proprietary software of DMS for digital media delivery consists of the following:

Proprietary Software Product:	Purpose:
Theatre Command Center (“TCC”)	Provides in-theatre management for use by digitally–equipped movie theatres and interfaces with DMS’ Digital Express e-Courier Services software.
Digital Express e-Courier Services SM
Provides worldwide delivery of digital content, including movies, advertisements and alternative content such as concerts, seminars and sporting events to movie theatres and other venues having digital projection equipment.

Our TCC system, provides in-theatre management for digitally–equipped movie theatres, enabling one to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager’s office or both.

The Digital Express e-Courier Services SM software makes interaction between the content originator (such as the motion picture studio) and the exhibitor easier:

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

Current licensed software of AccessIT DC consists of the following:

Licensed Product:	Purpose:
Cinefence	Detection of audio and video watermarks in content distributed through digital cinema.

In February 2006, AccessIT DC entered into an agreement with Philips Electronics Nederland B.V. (“Philips”) for a non-exclusive, worldwide right to use software license for Philips’ software Cinefence (the “Cinefence License”).  The Cinefence License is for an initial period of twelve years and renews automatically each year unless terminated by either party upon written notice.  Cinefence is a watermarking detector of audio and video watermarks in content distributed through digital cinema.  Christie incorporates Cinefence into the Systems deployed with motion picture exhibitors participating in AccessIT DC’s Phase I Deployment.

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

•
digital content delivery eventually will replace, or at least become more prevalent than, the current method used for film delivery since existing film delivery generally involves the time-consuming, somewhat expensive and cumbersome process of receiving bulk printed film, rebuilding the film into shipping reels, packaging the film reels into canisters and physically delivering the film reels by traditional ground modes of transportation to movie theatres;

•
the expanding use of digital content delivery will lead to an increasing need for digital content delivery, as the movie exhibition industry now has the capability to present advertisements, trailers and alternative entertainment in a digital format and in a commercially viable manner;

•
motion picture exhibitors may be able to profit from the presentation of new and/or additional advertising in their movie theatres and that alternative entertainment at movie theatres may both expand their hours of operation and increase their occupancy rates;

•
the demand for our digital content delivery is directly related to the number of digital movie releases each year, the number of movie screens those movies are shown on and the transition to digital presentations in those movie theatres;

•
the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema (according to Nash Information Services, LLC., the average film print costs $2,000 per print); and

•
digital content delivery will help reduce the cost of illegal off-the-screen recording of movies with handheld camcorders due to the watermark technology being utilized in content distributed through digital cinema (according to the Motion Picture Association of America, this costs the worldwide movie exhibition industry an estimated $6.1 billion annually).

To date, in connection with our Phase I Deployment, we have entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternative content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC.  In December 2007, AccessIT DC completed its Phase I Deployment with 3,723 Systems installed.

Intellectual Property

AccessDM has received United States service mark registrations for the following: AccessDM® and The Courier For The Digital Era®. AccessIT has received United States service mark registration for Access Digital Media® and Digi-Central®.

DMS currently has intellectual property consisting of unregistered trademarks and service marks, including CineLiveSM.

FiberSat Global Services, Inc. has received a United States trademark registration for the marks Theatre Command Center® and Theater Command Center®.

Customers

Digital Media Delivery customers are mainly the motion picture studios and in-theatre advertising customers. For the fiscal year ended March 31, 2008, AccessIT DC’s customers comprised 78.7% of Media Services’ revenues. Five customers, 20th Century Fox, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 57.3% and 47.1% of AccessIT DC’s and Media Services’ revenues, respectively, and are also customers for Entertainment Software.  We expect to continue to conduct business with these customers in fiscal year 2009.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

•
Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors and is currently testing a rollout plan;

•
National CineMedia, LLC (NCM), a venture of AMC, Cinemark USA, Inc. and Regal, which have joined to work on the development of a digital cinema business plan, primarily concentrated on in-theatre advertising, business meetings and non-feature film content distribution; and

•
DELUXE Laboratories, a wholly owned subsidiary of the MacAndrews & Forbes Holdings, Inc., which has developed distribution technology and support services for the physical delivery of digital movies to motion picture exhibitors.

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

Managed Services

We have developed two distinct Managed Services offerings, Network and Systems Management and Managed Storage Services.

Network and Systems Management

We offer our customers the economies of scale of the GNCC with an advanced engineering staff.  Our network and systems management services include:

•	network architecture and design;
•	systems and network monitoring and management;
•	data and voice integration;
•	project management;
•	auditing and assessment;
•	on site support for hardware installation and repair, software installation and update and a 24x7 user help desk;
•	a 24x7 Citrix server farm (a collection of computer servers); and
•	fully managed hosting services.

Managed Storage Services

Our managed storage services, known as AccessStorage-on-Demand, include:

•	hardware and software from such industry leaders as EMC Symmetrix, StorageTek and Veritas;
•	pricing on a per-gigabyte of usage basis which provides customers with reliable primary data storage that is connected to their computers;
•	the latest storage area network (“SAN”) technology and SAN monitoring by our GNCC; and
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

Intellectual Property

AccessIT has received United States service mark registration for the following service marks: Access Integrated Technologies®, AccessSecure®; AccessSafe®; AccessBackup®; AccessBusinessContinuance®; AccessVault®; AccessContent®; AccessColocenter®; AccessDataVault®; AccessColo®; AccessColo, Inc.®; and AccessStore®.

Customers

Our Managed Services customers mainly include major and mid-level networks and ISPs, various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses and the motion picture studio customers of our Media Services.  For the fiscal year ended March 31, 2008, four customers, the Boeing Company, Kelley Drye & Warren LLP (“KDW”), Rothschild, Inc. and the Weinstein Company, each represented 10% or more of Managed Service revenues and together generated 54% of Managed Service’s revenues.  Other than KDW, who is also outside legal counsel for the Company, we do not have any other relationships with these customers.  We expect to continue to conduct business with these customers in fiscal 2009, except for the Boeing Company with whom our contractual relationship is expected to terminate.

Competition

Many data center operators offer managed services to clients who co-locate servers in the operator owned data center. Our focus is on delivery of managed services inside the IDCs, now operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), as a lead product for primary data center services and to also offer those services to clients who have servers outside the IDCs allowing us to offer remote server and network monitoring, server and network management and disaster recovery services.

Our competitors have greater financial, technical, marketing and managerial resources than we do.  These competitors also generate greater revenue and are better known than we are. However, we believe that, by offering the IDCs now operated by FiberMedia along with related data center services, may differentiate us from our competition by providing a competitive bundled solution.

Seasonality

Media Services revenues derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

Media Services is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of Media Services does not subject us to environmental laws in any material manner.

CONTENT & ENTERTAINMENT

The Content & Entertainment business consists of the following:

Operations of:	Products and services provided:
ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	• A nine-screen digital movie theatre and showcase to demonstrate our integrated digital cinema solutions
UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”)	• Provides cinema advertising services and entertainment
Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”)	• Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors

In February 2005, through ADM Cinema, we acquired substantially all of the assets of the Pavilion Theatre located in the Park Slope section of Brooklyn, New York from Pritchard Square Cinema, LLC (the “Pavilion Theatre Acquisition”).

In July 2006, we purchased all of the outstanding capital stock of ACS from ACS’s stockholders (the “ACS Acquisition”).

In January 2007, through our wholly owned subsidiary, The Bigger Picture, we purchased substantially all of the assets of BP/KTF, LLC (the “Bigger Picture Acquisition”).

Market Opportunity

We believe that:

•
recent surveys have shown that movie goers are becoming more accepting of theatre advertising, and that of the 38,000 screens located in the United States, 24,000 of them show some form of advertising.

Intellectual Property

There is no intellectual property related to our Content & Entertainment business.

Customers

For the fiscal year ended March 31, 2008, ACS and our Pavilion Theatre comprised 75% and 22% of Content & Entertainment revenues, respectively.  Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public.

Competition

Numerous companies are engaged in various forms of producing and distributing entertainment and alternative content, as well as the sales, production and distribution of commercial advertising.  Such forms of competition have historically extended into motion picture exhibition only to a limited degree, except for cinema advertising.

The Company views the following as its principal competition in its content and entertainment business segment:

•
The Walt Disney Company and Sony Pictures Entertainment, Inc., a subsidiary of Sony Corporation of America, have both demonstrated their intent to continue expanding digital distribution of non-film content into cinema venues;

•
Screenvision US, a joint venture of Thomson and ITV, PLC, which sells and displays national, regional and local cinema advertising in approximately 14,000 screens in more than 1,900 theatre locations, as well as having distributed certain alternative content in select theatres; and

•
National CineMedia, LLC (NCM), a venture of AMC, Cinemark USA, Inc. and Regal, which have joined to work on the development of a digital cinema business plan, primarily concentrated on in-theatre advertising, business meetings and non-feature film content distribution.

These competitors have significantly greater financial, marketing and managerial resources than we do and have generated greater revenue and are better known than we are.  However, we believe this is somewhat mitigated by the exclusive, and to a lesser degree non-exclusive, long and short-term contractual rights we have with our exhibitor partners, the proprietary nature of certain alternative programming, and the ability to provide cost effective turn-key solutions for intellectual property holders through digital preparation, digital delivery services through DMS, and advertising and marketing services in contracted exhibitor theatres.

Seasonality

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

Our Content & Entertainment business is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Content & Entertainment business does not subject us to environmental laws in any material manner.

OTHER

The Other business consists of the following:

Operations of:	Products and services provided:
Data Centers	• Provides services through its three IDCs (see below)
Access Digital Server Assets	• Provides hosting services and provides network access for other web hosting services

Since May 1, 2007, our IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company.

EMPLOYEES

As of March 31, 2008, we had 295 employees, of which 45, working primarily at the Pavilion Theatre, are part-time and 250 are full-time.  Of our full-time employees, 74 are in sales and marketing, 102 are in operations, 14 are in research and development, 22 are in technical services, and 38 are in finance and administration.  The Pavilion Theatre has a collective bargaining agreement with one union which covers three union projectionists, one of whom is a full-time employee.

AVAILABLE INFORMATION

The Company’s Internet website address is www.accessitx.com. The Company will make available, free of charge at the “For Our Shareholders” section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

An inability to obtain necessary financing may have a material adverse effect on our financial position, operations and prospects if unanticipated capital needs arise.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses.  We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions.  If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate.  We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all.  An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.  The agreement for a credit facility (the “GE Credit Facility”) with General Electric Capital Corporation (“GECC”) contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates and is non-recourse to the Company and our subsidiaries.  In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”). The 2007 Senior Notes restrict the Company and its subsidiaries (other than AccessIT DC and its subsidiaries) from incurring other indebtedness, creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital and which prohibits the Company and its subsidiaries from incurring indebtedness in an aggregate of $315.0 million until certain conditions are met.

We have limited experience in our newer business operations, which may negatively affect our ability to generate sufficient revenues to achieve profitability.

We were incorporated on March 31, 2000.  Our first data center, a part of our initial business, became operational in December 2000.  Subsequent thereto, we added additional data centers and expanded into the following new business areas which are currently our primary focus:  (a) providing satellite delivery services, through our wholly-owned subsidiary AccessIT Satellite; (b) operating a movie theatre, through our wholly-owned subsidiary ADM Cinema; (c) placing digital cinema projection systems into movie theatres and collecting virtual print fees in connection with such placements, through our indirect wholly-owned subsidiary AccessIT DC; (d) providing pre-show on-screen advertising and entertainment, through our wholly-owned subsidiary

ACS and (e) operating an alternate content distribution company, through our wholly-owned subsidiary, The Bigger Picture.  Although we have retained certain senior management of the acquired businesses and have hired other experienced personnel, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. We also cannot assure you that we will be able to successfully operate these businesses.  Our efforts to expand into these five business areas may prove costly and time-consuming and have become our primary business focus.

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

We face the risks of a development company in a new and rapidly evolving market and may not be able successfully to address such risks and ever be successful or profitable.

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced by development companies in new and rapidly evolving markets, including:

• limited operating experience;
• net losses;
• lack of sufficient customers or loss of significant customers;
• insufficient revenues and cash flow to be self-sustaining;
• necessary capital expenditures;
• an unproven business model;
• a changing business focus; and
• difficulties in managing potentially rapid growth.

This is particularly the case with respect to our businesses with less operating history.  We cannot assure you that we will ever be successful or profitable.

If the current digital technology changes, demand for DMS’ delivery systems and software may be reduced and if use of the current digital presentation requiring electronic delivery does not expand, DMS’ business will not experience growth.

Even though we are among the first to integrate software and systems for the delivery of digital content to movie theatres and other venues, there can be no assurance that certain major movie studios or providers of alternative digital content that currently rely on traditional distribution networks to provide physical delivery of digital files will quickly adopt a different method, particularly electronic delivery, of distributing digital content to movie theatres or other venues or that those major movie studios or content providers that currently utilize electronic delivery to distribute digital content will continue to do so. If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, the demand for DMS’ delivery systems and software will not grow and if new technology is developed which is adopted by major movie studios or providers of alternative digital content, there may be reduced demand for DMS’ delivery systems and software.

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

We cannot assure you that there will be a continued demand for the digital cinema software and delivery services provided by DMS.  DMS’ profitability depends largely upon the general expansion of digital presentations at theatres, which may not occur for several years.  Although AccessIT DC has entered into digital cinema deployment agreements with seven motion picture studios, there can be no assurance that these and other major movie studios which are currently relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theatres or that they will release all, some or any of their motion pictures via digital cinema.  If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, there may be reduced demand or market for DMS’ software and systems.

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

Although there are no acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets.  Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers.  We are also subject to limitations on our ability to make acquisitions pursuant to the 2007 Senior Notes.  Completing an acquisition and integrating an acquired business, including our recently acquired businesses, may require a significant diversion of management time and resources and involves assuming new liabilities.  Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

Our recent acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

We have made several meaningful acquisitions to expand into new business areas.  However, we may experience costs and hardships in integrating the new acquisitions into our current business structure.  Most recently, in July 2006, we acquired all of the capital stock of ACS and in January 2007, the Company, through its wholly-owned subsidiary, The Bigger Picture, purchased substantially all of the assets of BP/KTF, LLC.  We cannot assure you that we will be able to effectively market the services provided by ACS and The Bigger Picture.  Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly.  Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities.  Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our rapid growth.  Since November 2004, we have acquired the businesses discussed above and in connection with those acquisitions, we have formed additional subsidiaries.  These subsidiaries operate in business areas different from our IDC operations business.  The number of our employees has grown from 11 in March 2003 to just under 300 in March 2008.  Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses.  To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls.  We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively.  Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

If we are not successful in protecting our intellectual property, our business will suffer.

We depend heavily on technology to operate our business.  Our success depends on protecting our intellectual property, which is one of our most important assets.  We have intellectual property consisting of:

• licensable software products;
• rights to certain domain names;
• registered service marks on certain names and phrases;
• various unregistered trademarks and service marks;
• know-how;
• rights to certain logos; and.
• a pending patent application with respect to certain of our software.

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

The success of some of our business operations depends on the proprietary nature of certain software.  We do not, however, have patents with respect to much of our software.  Because there is no patent protection in respect of much of our software, other companies are not prevented from developing and marketing similar software.  We cannot assure you, therefore, that we will not face more competitors or that we can compete effectively against any companies that develop similar software.  We also cannot assure you that we can compete effectively or not suffer from pricing pressure with respect to our existing and developing products that could adversely affect our ability to generate revenues.  Further, our pending patent application may not be issued and if issued may not be broad enough to protect our rights, or if such patent is issued such patent could be successfully challenged.

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

We expect that we will rely, at least in the near future, upon a limited number of customers for a substantial percentage of our revenues and may continue to have customer concentration company-wide.  For the fiscal year ended March 31, 2008, AccessIT DC’s customers comprised 78.7% of Media Services revenues. For the fiscal year ended March 31, 2008, ACS and our Pavilion Theatre comprised 74.8% and 21.4% of Content & Entertainment revenues, respectively.  Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public.  Media Services’ customers are principally worldwide motion picture studios.  For the fiscal year ended March 31, 2008, five customers, 20th Century Fox, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 57.3%, 8.2%, 21.0% and 47.1% of AccessIT DC’s, AccessIT SW’s, AccessDM’s and the Media Service segment’s revenues, respectively.  In addition, many of our revenue-generating assets, including the assets of AccessIT DC, are located in movie theatres nationwide, which we do not own or control.  If some portion of these assets were out of service for any reason, such as the closure of exhibitor locations or a calamity that causes a physical property loss such as fire or flood, we would experience an interruption in the amount of revenues we generate until those assets could be restored to service.

Our substantial debt and lease obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations.  We have notes payable to third parties with principal amounts aggregating $267.7 million as of March 31, 2008.  We also have a capital lease obligation covering facilities with the principal amount of $5.9 million as of March 31, 2008.

In August 2007, we issued the 2007 Senior Notes in the aggregate principal amount of $55.0 million.  Additionally, AccessIT DC, our indirect wholly-owned subsidiary, has entered into the GE Credit Facility, which permits us to borrow up to $217.0 million of which $201.3 million has been drawn down as of March 31, 2008 and is included in the notes payable to third parties mentioned above.  The obligations and restrictions under the GE Credit Facility, the 2007 Senior Notes and our other debt obligations could have important consequences for us, including:

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

The agreements governing our GE Credit Facility and our issuance of the 2007 Senior Notes in August 2007 impose certain limitations on us.

The agreement governing our GE Credit Facility restricts the ability of AccessIT DC and its existing and future subsidiaries to, among other things:

• make certain capital expenditures;
• incur other indebtedness;
• engage in a new line of business;
• sell certain assets;
• acquire, consolidate with, or merge with or into other companies; and
• enter into transactions with affiliates.

The agreements governing our issuance of the 2007 Senior Notes in August 2007 restrict the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things:

• incur other indebtedness;
• create or acquire subsidiaries which do not guarantee the notes;
• make certain investments;
• pay dividends; and
• modify authorized capital.

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2008, we had positive working capital, defined as current assets less current liabilities, of $14.0 million and cash and cash equivalents of $29.7 million; we had an accumulated deficit of $100.7 million; and, from inception through such date, and we had used $33.6 million in cash for operating activities.  Our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers.  If we cannot achieve a high enough volume, we likely will incur additional net and operating losses.  We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for AccessIT DC’s Phase I Deployment or expected Phase II Deployment, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses.  These efforts may prove to be more expensive than we currently anticipate which could further increase our losses.  We must significantly increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of June 6, 2008, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 43.0% of our outstanding common stock.  In particular, A. Dale Mayo, our President and Chief Executive Officer, beneficially holds all 733,811 shares of Class B common stock, and 230,388 shares of Class A common stock which collectively represent approximately 5.0% of our outstanding common stock, and includes 59,761 restricted shares of Class A common stock, 87,500 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,000 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.  Our Class B common stock entitles the holder to ten votes per share.  The shares of Class A common stock have one vote per share.  Due to the supervoting Class B common stock, Mr. Mayo has approximately 22.5% of our voting power.  These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations.  Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company.

Our success will significantly depend on our ability to hire and retain key personnel.

Our success will depend in significant part upon the continued services of our key technical, sales and senior management personnel.  If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected.  In particular, our performance depends significantly upon the continued service of A. Dale Mayo, our President and Chief Executive Officer, whose experience and relationships in the movie theatre industry are integral to our business, particularly in the business areas of AccessIT SW, DMS and AccessIT DC.  Although we have obtained two $5.0 million key-man life insurance policies in respect of Mr. Mayo, the loss of his services would have a material and adverse effect on our business, operations and prospects.  Each policy carries a death benefit of $5.0 million, and while we are the beneficiary of each policy, under one of the policies the proceeds are to be used to repurchase, after reimbursement of all premiums paid by us, shares of our capital stock held by Mr. Mayo’s estate at the then-determined fair market value.  We also rely on the experience and expertise of certain officers of our subsidiaries.  In addition, our future success will depend upon our ability to hire, train, integrate and retain qualified new employees.

We may be subject to environmental risks relating to the on-site storage of diesel fuel and batteries.

Our IDCs contain tanks for the storage of diesel fuel for our generators and significant quantities of lead acid batteries used to provide back-up power generation for uninterrupted operation of our customers’ equipment.  We cannot assure you that our systems will be free from leaks or that use of our systems will not result in spills.  Any leak or spill, depending on such factors as the nature and quantity of the materials involved and the environmental setting, could result in interruptions to our operations and the incurrence of significant costs; particularly to the extent we incur liability under applicable environmental laws.  This could have a material adverse effect on our business, financial position and results of operations.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company.

We may not be successful in the eventual disposal of our Data Center Services.

In connection with the disposition of our Data Center Services, we entered into a master collocation agreement (“MCA”) with FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”) to operate our IDCs.  FiberMedia operates a network of geographically distributed IDCs.  We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs.  Among such items are certain operating leases which expire from June 2009 through January 2016.  As of March 31, 2008, obligations under these operating leases totaled $8.5 million.  We will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease.  100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease.  We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers.  As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

If the market price of our common stock declines, we may not be able to maintain our listing on the NASDAQ Global Market which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Company’s Common Stock.  The Company’s Common Stock is presently listed on NASDAQ.  Although we are not currently in jeopardy of delisting, we cannot assure you, should the Company’s Common Stock decline significantly, that the Company will meet the criteria for continued listing on NASDAQ. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Company’s Common Stock is delisted from the NASDAQ, we may face a lengthy process to re-list the Company’s Common Stock, if we are able to re-list the Company’s Common Stock at all, and the liquidity that NASDAQ provides will no longer be available to investors.

If the Company’s Common Stock were to be delisted from NASDAQ, the holders of the 2007 Senior Notes would have the right to redeem the outstanding principal of the 2007 Senior Notes plus interest. As a result, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. If we default under the 2007 Senior Notes obligations, our lenders could take actions that would restrict our operations.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTY

Our businesses operated from the following leased properties at March 31, 2008.

Media Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (1)	March 2012 (2)	13,455
AccessIT DC (3)
AccessIT SW	Auburn Hills, Michigan	Administrative offices	October 2010 (4)	1,203
	Hollywood, California	Administrative and technical offices	December 2010 (5)	9,412
Managed Services (6)	Manhattan Borough of New York City	Technical operations offices	June 2013 (8)	3,000

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (7)	31,120
ACS	St. Cloud, Minnesota	Administrative offices	July 2008 (8)	5,886
	Waite Park, Minnesota	Sales staff offices	January 2012 (8)	6,434
	Columbus, Ohio	Sales staff offices	August 2008 (8)	1,245
The Bigger Picture	Sherman Oaks, California	Administrative offices	January 2012 (9)	3,015

Other

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Data Centers	Jersey City, New Jersey	IDC facility	June 2009 (8)	12,198
	Manhattan Borough of New York City	IDC facility	July 2010 (10)	11,450
	Brooklyn Borough of New York City	IDC facility	January 2016 (8)	30,520

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
AccessIT	Morristown, New Jersey	Executive offices	May 2009 (11)	5,237

(1)	Location contains a data center which we use as a dedicated digital content delivery site.
(2)	Lease has an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.
(3)	Employees share office space with AccessIT SW in Hollywood, California.
(4)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.
(5)	Lease has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.
(6)
Operations of Managed Services are based in the IDCs now operated by FiberMedia.  Effective July 1, 2008, a portion of the operations of Managed Services will operate at the new location in New York indicated above.

(7)	Lease has options to renew for two additional ten-year terms and contains a provision for the payment of additional rent if box office revenues exceed certain levels.
(8)
There is no lease renewal provision.  However, the Company and FiberMedia are attempting to have the IDC facility leases assigned to Fibermedia by the landlords, and to extend the term of the lease for the Jersey City IDC Facility.

(9)
In addition to this office, employees of The Bigger Picture currently share office space with BP/KTF, LLC in Woodland Hills, California, which charges The Bigger Picture for a pro-rated share of office space used.

(10)	Lease has options to renew for two additional five-year terms with twelve months prior written notice at the then prevailing market rental rate.
(11)
Lease has an option to renew for one additional four-year term with seven months prior written notice at the then prevailing market rental rate.  We are currently in negotiations regarding this lease renewal.

We believe that we have sufficient space to conduct our business for the foreseeable future.  All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Until the close of business on April 17, 2006, our Class A common stock (“Class A Common Stock”) traded publicly on the American Stock Exchange (“AMEX”) under the trading symbol “AIX”. Effective April 18, 2006, the Company’s Class A Common Stock began trading publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “AIXD”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the fiscal years ended March 31,
	2007		2008
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$14.73	$9.81	$8.52	$5.24
July 1 – September 30	$11.08	$7.98	$9.68	$5.40
October 1 – December 31	$11.30	$8.40	$5.84	$2.96
January 1 – March 31	$9.58	$5.23	$4.46	$2.05

The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on June 6, 2008 was $2.11 per share.  As of June 6, 2008, there were approximately 94 holders of record of our Class A Common Stock, not including shares held in street name.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  As of June 6, 2008, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.

PERFORMANCE GRAPH

The chart below compares the cumulative total shareholder return on our Class A Common Stock from our initial public offering on November 10, 2003 through the fiscal year ended March 31, 2008 with the cumulative total return on (i) the Russell 2000 Index and (ii) a peer group consisting of the other companies identified by our standard industrial code (SIC) with market capitalization of between $10 million and $100 million for the same period1. The comparison assumes the investment of $100 on November 10, 2003, and reinvestment of all dividends. The stockholder return is not necessarily indicative of future performance.

1 The peer group, based on the criteria set forth above, consists of Access Plans USA, Inc., Analytical Surveys, Inc., APAC Customer Services, Inc., Arbinet-Thexchange, Inc., Collectors Universe, Inc., Escala Group, Inc., IA Global, Inc., ICTS International N.V., International Monetary Systems, Ltd., ITEX Corporation, LiveDeal, Inc., PacificNet Inc., Profile Technologies, Inc., SPAR Group, Inc. and SSI Surgical Services, Inc.

SALES OF UNREGISTERED SECURITIES

On March 31, 2008, the Company issued 548,572 shares of Class A Common Stock to the holders of the 2007 Senior Notes in payment of the quarterly interest due March 31, 2008.  Theses shares of Class A Common Stock were included among the 1,249,875 shares of Class A Common Stock, the resale of which was previously registered on the registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2008. We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document.  The historical results here are not necessarily indicative of future results.

	For the fiscal years ended March 31,
	(In thousands, except per share data)
	2004	2005	2006	2007	2008
	(Restated)	(Restated)
Statement of Operations Data:
Revenues	$7,201	$10,651	$16,795	$47,110	$80,984
Direct operating (exclusive of depreciation and amortization shown below)	3,667	5,811	11,550	22,214	26,569
Selling, general and administrative	3,204	5,607	8,887	18,565	23,170
Provision for doubtful accounts	73	640	186	848	1,396
Research and development.	55	666	300	330	162
Stock-based compensation	15	4	-	2,920	453
Loss on disposition of assets	-	-	-	2,561	-
Impairment of intangible asset	-	-	-	-	1,588
Depreciation of property and equipment	1,557	2,105	3,693	14,699	29,285
Amortization of intangible assets	1,135	1,518	1,308	2,773	4,290
Total operating expenses	9,706	16,351	25,924	64,910	86,913
Loss from operations	(2,505)	(5,700)	(9,129)	(17,800)	(5,929)

Interest income	6	5	316	1,425	1,406
Interest expense	(542)	(605)	(2,237)	(7,273)	(22,284)
Non-cash interest expense	(1,823)	(832)	(1,407)	(1,903)	(7,043)
Loss on early extinguishment of debt	(126)	-	-	-	-
Debt conversion expense	-	-	(6,269)	-	-
Debt refinancing expense	-	-	-	-	(1,122)
Other (expense) income, net	(27)	33	1,603	(448)	(715)
Net loss	$(5,017)	$(7,099)	$(17,123)	$(25,999)	$(35,687)

Basic and diluted net loss per share	$(1.04)	$(0.73)	$(1.22)	$(1.10)	$(1.40)
Shares used in computing basic and diluted net loss per share (1)	4,827	9,669	14,086	23,730	25,577

Balance Sheet Data (At Period End):
Cash and cash equivalents	$2,330	$4,779	$36,641	$29,376	$29,655
Working Capital	212	1,733	48,851	13,130	14,038
Total assets	19,570	36,172	122,342	301,727	373,676
Notes payable, net of current portion	5,589	12,682	1,948	164,196	250,689
Total stockholders' equity	$9,495	$10,651	$97,774	$90,805	$68,007

Other Financial Data (At Period End:
Net cash provided by (used in) operating activities	$321	$(3,258)	$(5,488)	$(19,190)	$(443)
Net cash used in investing activities	$(3,594)	$(5,925)	$(50,872)	$(135,277)	$(96,855)
Net cash provided by financing activities	$4,647	$11,632	$88,222	$147,202	$97,577

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the our historical consolidated financial statements and the related notes included elsewhere in this document.

This report contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words are forward-looking statements. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000.  We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  In the past, we have generated revenues from two primary businesses, Media Services and Data Center Services, a business we no longer operated after May 1, 2007. Beginning April 1, 2007, we made changes to our organizational structure which impacted our reportable segments, but did not impact our consolidated financial position, results of operations or cash flows. We realigned our focus to three primary businesses, Media Services, Content & Entertainment and Other. Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  Our Other business is attributable to the Data Center Services.

Since May 1, 2007, our IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company.

We have incurred net losses of $17.1 million, $26.0 million and $35.7 million in the fiscal years ended March 31, 2006, 2007 and 2008, respectively, and we have an accumulated deficit of $100.7 million as of March 31, 2008. We anticipate that, with our recent acquisitions and the operations of AccessIT DC and DMS, our results of operations will improve. As we grow, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a much lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we may need to obtain additional financing.

Critical Accounting Policies

The following is a discussion of our critical accounting policies.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

We account for these software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  SOP 98-1 states that there are three distinct stages to the software development process for internal use software.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage would be considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to five years.  We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

We account for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. We review capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2006, 2007 and 2008 amounted to $0.5 million, $0.8 million and $0.6 million, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  For the fiscal years ended March 31, 2006, 2007 and 2008, unbilled receivables under such customized software development contracts aggregated $1.5 million, $1.4 million and $1.2 million, respectively.

REVENUE RECOGNITION

Media Services

Our Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”
Software maintenance contracts, and professional consulting services, which includes systems implementation, training, custom software development services and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees, movie theatre admission and concession revenues, virtual print fees (“VPFs”) and alternative content fees (“ACFs”).
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

Deferred revenue is recorded in cases where:  (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or acceptance of licensed software or custom programming, (2) incomplete implementation of ASP Service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as revenue in accordance with our revenue recognition policies described above.

Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related advertising is displayed in-theatre, pursuant to the specific terms of each advertising contract. We have the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the advertising is displayed in-theatre.

The right to sell and display such advertising, or other in-theatre programs, products and services, is based upon advertising contracts with exhibitors which stipulate payment terms to such exhibitors for this right. Payment terms generally consist of either fixed annual payments or annual minimum guarantee payments, plus a revenue share of the excess of a percentage of advertising revenue over the minimum guarantee, if any.  We recognize the cost of fixed and minimum guarantee payments on a straight-line basis over each advertising contract year, and the revenue share cost, if any, as such obligations arise in accordance with the terms of the advertising contract.

Distribution fee revenue is recognized for the theatrical distribution of third party feature films and alternative content at the time of exhibition based on our participation in box office receipts.  We have the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Data Center Services

Our Data Center Services revenues were generated as follows:

Revenues consist of:	Accounted for in accordance with:
License fees for data center space, hosting and network access fees, electric, cross connect fees and riser access charges,  non-recurring installation and consulting fees, network monitoring and maintenance fees.
SAB No. 104

Since May 1, 2007, our IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not us.

Results of Operations for the Fiscal Years Ended March 31, 2006 and 2007

Revenues

Revenues were $16.8 million and $47.1 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $30.3 million or 181%. The increase was driven largely by the ACS Acquisition, VPF revenues, license fees earned for our TCC software and the Bigger Picture Acquisition offset by reduced revenues from our IDCs. We expect AccessIT DC’s VPF revenues, and DMS digital distribution related revenues to significantly increase as an increasing number of Systems are placed into service in support of AccessIT DC’s Phase I Deployment.  We also expect ACS cinema on-screen advertising revenues and alternative content distribution related revenues of The Bigger Picture to increase significantly as both will have operations for a full year.

Direct Operating Costs

Total direct operating costs were $11.5 million and $22.2 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $10.7 million or 93%. The increase was attributable to the ACS Acquisition, payroll and other operating costs.  We expect an increase in direct operating costs, primarily in payroll and other costs related to the impact of the operations of ACS and The Bigger Picture for a full year, offset by reduced direct operating costs from our IDCs as those costs will be reimbursed by FiberMedia.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $8.9 million and $18.6 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $9.7 million or 109%. The increase was primarily due to the ACS Acquisition and increased company-wide staffing costs. We expect an increase in selling, general and administrative expenses mainly in payroll and other expenses related to the impact of the operations of ACS and The Bigger Picture for a full year.  As of March 31, 2006 and 2007 we had 140 and 348 employees, respectively, of which 54 and 52, respectively, were part-time employees and 0 and 115, respectively, were salespersons.  We anticipate an increase in employees going forward as we expect to hire as employees some of the subcontracted technical staff we used during the fiscal year ended March 31, 2007.

Stock-based Compensation Expense

Total stock-based compensation expense was $0 and $2.9 million for the fiscal years ended March 31, 2006 and 2007, respectively.  We anticipate that we will experience a decrease in our total stock-based compensation expense as $2.8 million for the fiscal year ended March 31, 2007 related to the Company’s adoption of SFAS 123(R) (see Note 2 in the consolidated financial statements).

Loss on Disposition of Assets

For the fiscal year ended March 31, 2007, we recognized a loss of $2.6 million on the disposition of assets related to our IDCs.  Included in this loss was the write-off of all the IDC net assets as of March 31, 2007 and the estimated fiscal 2008 IDC net loss for those expenses not fully reimbursable by FiberMedia.  The disposition of our Data Center Services represented a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities.  It was determined that the agreement being negotiated with FiberMedia prevented us from continuing to classify the IDCs as discontinued operations as we retained significant involvement in the operations of the IDCs.  We remain as the lessee of the relevant facilities until such time that landlord consents can be obtained to assign each facility lease to FiberMedia.

Depreciation Expense on Property and Equipment

Total depreciation expense was $3.7 million and $14.7 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $11.0 million or 298%. The increase was primarily attributable to the depreciation for the assets to support AccessIT DC’s Phase I Deployment. We anticipate that we will experience an increase in our total depreciation expense consistent with the depreciation of an increasing number of Systems purchased by AccessIT DC in support of its Phase I Deployment.

Amortization Expense of Intangible Assets

Total amortization expense was $1.3 million and $2.8 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $1.5 million or 112%. The increase was primarily attributable to the amortization of intangible assets due to the ACS Acquisition and the Bigger Picture Acquisition. We anticipate that we will experience a slight increase in our total amortization expense as the intangible assets associated with both the ACS Acquisition and the Bigger Picture Acquisition are expensed for a full fiscal year.

Interest Income

Total interest income was $0.3 million and $1.4 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $1.1 million or 351%. The increase was directly attributable to the amount of cash, cash equivalents and investments on hand during the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, resulting from the funds received from the March 2006 Offering, the March 2006 Second Offering, the October 2006 Private Placement and borrowings from the GE Credit Facility.  We anticipate that we will experience a decrease in our interest income as the above mentioned funds are used for operations and for additional Systems purchased by AccessIT DC in support of its Phase I Deployment.

Interest expense

Total interest expense was $3.6 million and $9.2 million for the fiscal years ended March 31, 2006 and 2007, respectively, an increase of $5.6 million or 152%.  Total interest expense included $2.2 million and $7.3 million of interest paid and accrued along with $1.4 million and $1.9 million of non-cash interest expense for the fiscal years ended March 31, 2006 and 2007, respectively.  The increase in interest paid and accrued was primarily due to the interest expense, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility and interest associated with ACS’s Excel Credit Facility and Excel Term Note offset by the reduced interest expense associated with the $7.6 million of 7% Convertible Debentures and

$1.7 million of 6% convertible notes issued in February 2005 (the “6% Convertible Notes”) converted to equity. Additionally, the fiscal year ended March 31, 2006 included $730 thousand of debt issuance costs which was charged to interest expense in connection with the conversion of all of our Convertible Debentures and 6% Convertible Notes. We anticipate that we will experience an increase in our total interest expense consistent with the increase in our obligations under the GE Credit Facility in support of AccessIT DC’s Phase I Deployment.  We anticipate that we will experience an increase in our interest expense consistent with the borrowings from the GE Credit Facility by AccessIT DC in support of its Phase I Deployment.  The increase in non-cash interest was primarily due to the value of the shares issued as payment of interest on the $22.0 million of Senior Notes during the fiscal year ended March 31, 2007 versus non-cash interest expense for the fiscal year ended March 31, 2006 resulting from the accretion of the value of warrants to purchase shares of our Class A Common Stock attached to the $7.6 million Convertible Debentures (which bore interest at 7% per year), the 5-Year Notes and $1.0 million that was expensed for the remaining accretion of the notes in connection with the conversion of the $7.6 million of the Convertible Debentures.  We do not anticipate any significant increase in our non-cash interest expense.

Debt conversion expense

Total debt conversion expense was $6.3 million and $0 for the fiscal years ended March 31, 2006 and 2007, respectively. The prior year included the value of the New Shares (as defined in Note 6) and New Warrants (as defined in Note 6) issued as a result of the conversion of the $7.6 million Convertible Debentures in August 2005.

Other Income (Expense), Net

Total other income, net was $1.6 million for the fiscal year ended March 31, 2006 compared to other expense, net of $0.5 million for the fiscal year ended March 31, 2007, an increase in expense of $2.1 million or 128%. The increase in expense was directly attributable to other income resulting from the change in value of the July 2005 Private Placement Warrants (as defined in Note 6) and the New Warrants in the fiscal year ended March 31, 2006, while there was no such other income in the fiscal year ended March 31, 2007.

Results of Operations for the Fiscal Years Ended March 31, 2007 and 2008

Revenues

Revenues were $47.1 million and $81.0 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $33.9 million or 72%.  The increase in revenue was primarily due to increased VPF revenues, in the Media Services segment, attributable to the increased number of Systems installed in movie theatres.  There were 2,275 Systems installed at March 31, 2007 compared to 3,723 Systems installed at March 31, 2008.  The increase in revenues also resulted from the acquisition of ACS, part of the Content & Entertainment segment, whose operations have been included in the consolidated financial statements since August 1, 2006. Revenues in the Other segment decreased due to the IDCs disposition at March 31, 2007.  We expect revenues to remain at current levels until there is an increase in the number of Systems we have deployed from our anticipated  Phase II Deployment, due to the resultant VPFs and other revenue sources, including, content delivery and distribution of alternative content, generated from digitally equipped movie theatres.

Direct Operating Costs

Total direct operating costs were $22.2 million and $26.6 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $4.4 million or 20%. The increase in direct operating costs was predominantly in the Content & Entertainment segment and was due to the acquisition of ACS, which operations have been included in the consolidated financial statements since August 1, 2006, mainly due to the minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising and due to the acquisition of The Bigger Picture, which operations have been included in the consolidated financial statements since February 1, 2007.  Direct operating costs in the Other segment decreased due to the IDCs disposition at March 31, 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $18.6 million and $23.2 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $4.6 million or 25%.  The increase was primarily in the Content & Entertainment segment and was due to the acquisitions of ACS and The Bigger Picture, which operations have been included in the consolidated financial statements since August 1, 2006 and February 1, 2007, respectively.  The increased expenses were partially offset by reduced staffing levels.  As of March 31, 2007 and 2008 we had 348 and 295 employees, respectively, of which 52 and 45, respectively, were part-time employees and 115 and 74, respectively, were salespersons.  Due to reduced headcount levels during the fiscal year ended March 31, 2008, primarily from the consolidation of sales territories in ACS resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to decrease as compared to prior periods.

Stock-based Compensation Expense

Total stock-based compensation expense was $2.9 million and $0.5 million for the fiscal years ended March 31, 2007 and 2008, respectively.  The decrease was a result of the one-time charge related to our adoption of SFAS 123(R) (see Note 2 to the consolidated financial statements) during the fiscal year ended March 31, 2007.

Loss on Disposition of Assets

For the fiscal year ended March 31, 2007, we recognized a loss of $2.6 million on the disposition of assets related to our IDCs.  Included in this loss was the write-off of all the IDC net assets as of March 31, 2007 and the estimated fiscal 2008 IDC net loss for those expenses not fully reimbursable by FiberMedia.  The disposition of our Data Center Services represented a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities.  It was determined that the agreement being negotiated with FiberMedia prevented us from continuing to classify the IDCs as discontinued operations as we retained significant involvement in the operations of the IDCs.  We remain as the lessee of the relevant facilities until such time that landlord consents can be obtained to assign each facility lease to FiberMedia.

Impairment of intangible asset

During fiscal year ended March 31, 2008, we recorded an expense for the impairment of intangible asset of $1.6 million.  In connection with The Bigger Picture Acquisition, approximately $2.1 million of the purchase price was allocated to a certain customer contract.  During the fiscal year ended March 31, 2008, the customer decided not to continue its contract with The Bigger Picture.  As a result, the unamortized balance of $1.6 million was charged to expense and recorded as an impairment of intangible asset in the consolidated financial statements.

Depreciation Expense on Property and Equipment

Total depreciation expense was $14.7 million and $29.3 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $14.6 million or 99%.  The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Deployment.  The value of digital cinema projection systems has increased by $96.5 million since the period ended March 31, 2007.

Amortization Expense of Intangible Assets

Total amortization expense was $2.8 million and $4.3 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $1.5 million or 55%.  The increase was primarily attributable to the amortization of intangible assets due to the acquisitions of ACS and The Bigger Picture, whose operations have been included in the consolidated financial statements since August 1, 2006 and February 1, 2007, respectively.

Interest expense

Total interest expense was $9.2 million and $29.3 million for the fiscal years ended March 31, 2007 and 2008, respectively, an increase of $20.1 million or 220%.  Total interest expense included $7.3 million and $22.3 million of interest paid and accrued along with $1.9 million and $7.0 million of non-cash interest expense for the fiscal years ended March 31, 2007 and 2008, respectively.  The increase in interest paid and accrued was primarily due to the interest, unused credit facility fees and the amortization of debt issuance costs incurred on the GE Credit Facility and the amortization of debt issuance costs incurred on the One Year Senior Notes and the 2007 Senior Notes.  With the completion of our Phase I Deployment, we do not expect any significant further borrowings under the GE Credit Facility, and therefore, pending any Phase II Deployment related borrowings, we expect our interest expense to stabilize.  If management elects to pay the interest on the 2007 Senior Notes with shares of Class A Common Stock, the payments would result in non-cash interest expense.  The increase in non-cash interest was due to the value of the shares issued as payment of interest on the One Year Senior Notes and the 2007 Senior Notes, the amortization of the value of shares issued in advance as Additional Interest on the 2007 Senior Notes, and a pro-rata portion of the value of the minimum shares to be issued as quarterly payment of Additional Interest on the 2007 Senior Notes for the eight quarters from December 2008 through August 2010.  The One Year Senior Notes were repaid with the proceeds from the 2007 Senior Notes in August 2007.  Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

Debt refinancing expense

During the fiscal year ended March 31, 2008, we recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes as an inducement for them to enter into a securities purchase agreement with us in August 2007.

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

Our management believes that the net proceeds generated by our recent financing transactions, combined with our cash on hand and cash receipts from existing operations, will be sufficient to permit us to meet our obligations through June 30, 2009.

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  Pursuant to the Credit Agreement, at any time prior to August 1, 2008, AccessIT DC may draw up to $217.0 million under the GE Credit Facility. As of March 31, 2008, $201.3 million was borrowed under the GE Credit Facility at a weighted average interest rate of 8.58%. The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates and is non-recourse to the Company and its other subsidiaries.

In October 2006, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 8.5% Senior Notes (the “One Year Senior Notes”) in the aggregate principal amount of $22 million (the “October 2006 Private Placement”) and received net proceeds of approximately $21.0 million.  In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds received in connection with the August 2007 Private Placement, as discussed below.

In May 2007, we received $5.0 million of vendor financing (the “Vendor Note A”) for equipment used in AccessIT DC’s Phase I Deployment.  The Vendor Note A bore interest at 15% and was permitted to be prepaid without penalty. A mandatory principal amount of $0.6 million plus all accrued and unpaid interest was paid in December 2007.  The Vendor Note A and all accrued interest was due and payable in July 2008. If the Vendor Note A was repaid in full by March 31, 2008, the interest rate would become 8%, retroactive to the beginning of the note term.  In February 2008, the outstanding principal balance of the Vendor Note A of $4.4 million was repaid in full.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note B”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note B bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note B, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of March 31, 2008, the outstanding balance of the Vendor Note B was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of March 31, 2008, all shares issued to the holders of the 2007 Senior Notes have been registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit its and its subsidiaries' indebtedness to an aggregate of $315.0 million and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  Additionally, the Company and our subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of March 31, 2008, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

As of March 31, 2008, AccessIT DC has paid $278.5 million for Systems ordered in connection with AccessIT DC’s Phase I Deployment.

As of March 31, 2008, we had cash and cash equivalents of $29.7 million and our working capital was $14.0 million.

Operating activities used net cash of $5.5 million, $19.2 million and $0.4 million for the fiscal years ended March 31, 2006, 2007 and 2008, respectively. The increase in cash used by operating activities, from the fiscal year ended March 31, 2006 to the fiscal year ended March 31, 2007, was primarily due to an increase of accounts receivable related to the USM Acquisition and the reduction of accounts payable and accrued expenses and an increased net loss offset by adjustments not requiring cash, specifically depreciation and amortization, non-cash stock-based compensation, loss on disposition of assets and non-cash interest expense.  The decrease in cash used by operating activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was primarily due to a reduction in cash used for accounts payable and accrued expenses, offset by an increase in accounts receivable and unbilled revenues and additionally offset by adjustments not requiring cash, specifically depreciation and amortization and non-cash interest expense.  We expect operating activities to begin providing cash to operations as the balance of accounts receivable is reduced by collections.  However, if and when a Phase II Deployment is finalized, we would expect an increase in accounts receivable.

Investing activities used net cash of $50.9 million, $135.3 million and $96.9 million for the fiscal years ended March 31, 2006, 2007 and 2008, respectively. The increase in cash used by investing activities, from the fiscal year ended March 31, 2006 to the fiscal year ended March 31, 2007, was due to the purchase of and deposits paid for additional digital cinema projection systems and other assets, primarily in connection with AccessIT DC’s Phase I Deployment along with the purchase of PLX and USM (see Note 3) offset by the maturities and sales of available-for-sale investment securities. The decrease in cash used by investing activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007, offset by reduced maturities of available-for-sale securities.  We expect investing activities to continue to use cash for the remaining payments due on Systems purchased for AccessIT DC’s Phase I Deployment.  If and when a Phase II Deployment is finalized, we would expect an increase in capital expenditures resulting in an increase in cash used by investing activities.

Financing activities provided net cash of $88.2 million, $147.2 million and $97.6 million for the fiscal years ended March 31, 2006, 2007 and 2008, respectively. The increase in cash provided by financing activities, from the fiscal year ended March 31, 2006 to the fiscal year ended March 31, 2007, was primarily due to the net proceeds from the GE Credit Facility (see Note 6) and the October 2006 Private Placement (see Note 6) offset slightly by the repayments of notes payable, credit facilities and debt issuance costs.  The decrease in cash provided by financing activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was mainly due to reduced borrowings under the GE Credit Facility, offset by increased proceeds from the 2007 Senior Notes and other notes payable.  As AccessIT DC’s Phase I Deployment was completed during the quarter ended December 2007, financing activities are expected to start using net cash for principal repayments on the GE Credit Facility, which begin in August 2008.  However, we have engaged a third-party to assist us in refinancing the GE Credit Facility, although, the terms of any such refinancing are not known at this time.  If and when a Phase II Deployment is implemented, we expect an increase in cash provided by financing activities for borrowings under a financing that we intend to enter into, in connection with the Phase II Deployment.

The following table summarizes our significant contractual obligations as of March 31, 2008 ($ in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Long-term debt (2)	$75,257	$2,671	$57,354	$2,112	$13,120
Credit facilities (1) (4)	275,113	34,682	84,208	84,697	71,526
Capital lease obligations (1)	16,396	1,128	2,256	2,260	10,752
Operating lease obligations (3)	11,217	3,343	4,134	1,747	1,993
Theatre agreements	26,059	5,856	6,438	4,656	9,109
Purchase obligations	174	174	—	—	—
Total	$404,216	$47,854	$154,390	$95,472	$106,500

(1)	Includes applicable interest.
(2)
Excludes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at our option and subject to certain conditions, in shares of our Class A Common Stock.  Other than the first quarterly interest payment in September 2007, all subsequent quarterly interest payment have been paid in shares of our Class A Common Stock.

(3)
Includes operating lease agreements for the IDCs now operated by FiberMedia, which total aggregates to $8.5 million.  We will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, we will remain as the lessee.  However, FiberMedia has been reimbursing our lease-related IDC expenses in increasing monthly increments and as of May 1, 2008, FiberMedia is reimbursing 100% of our lease-related IDC expenses.

(4)
Includes interest at a weighted average interest rate of 8.58%, however, effective August 1, 2008, the interest rate will become fixed at 7.3% pursuant to an Interest Rate Swap (see “Subsequent Events” below).

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the 2007 Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2007 Senior Notes and the Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Seasonality

Content & Entertainment revenues derived from our Pavilion Theatre and Media Services revenues derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Subsequent Events

In April 2008, AccessIT DC entered into an Interest Rate Swap also known as a "synthetic fixed rate financing" for 90% of the amounts outstanding under the GE Credit Facility at a fixed rate of 7.3%, to hedge AccessIT DC’s exposure to increases in interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 as required by the GE Credit Facility.

In April 2008, in connection with the acquisition of Managed Services in January 2004, we issued 15,219 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

In April 2008, in connection with the acquisition of the Access Digital Server Assets, we issued 30,000 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

In May 2008, we filed a registration statement on Form S-3 to register an additional 500,000 shares of Class A Common Stock for future interest payments on the 2007 Senior Notes.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of our CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to $2.0 million, repayments over a 47 month period, and interest at an annual rate of 8.25%.

Subsequent to March 31, 2008, under the Plan (see Note 7), we granted 5,500 stock options to employees at an exercise price ranging from $3.87 to $5.49 per share. In addition, we granted 620,250 restricted stock units (“RSUs”) to employees and 103,450 RSUs to five non-employee members of our Board.  Each RSU represents a contingent right to receive one share of Class A Common Stock, based on a three year vesting period, however, we have the discretion to settle in shares of Class A Common Stock or cash or a combination thereof.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our GE Credit Facility and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate.  As of March 31, 2008, $201.3 million was borrowed under the GE Credit Facility at a weighted average interest rate of 8.58%.

Pursuant to the GE Credit Facility, AccessIT DC is required to enter into some form, or combination, of interest rate swap agreements, cap agreements, collar agreements and insurance (“Interest Rate Contracts”) and thereafter maintain Interest Rate Contracts on terms and with counter-parties reasonably satisfactory to GECC until August 2013 for an amount equal to at least 50% of the aggregate principal amount outstanding at August 2008.  These Interest Rate Contracts will provide protection against fluctuation of interest rates.  In April 2008, AccessIT DC entered into an Interest Rate Swap also known as a "synthetic fixed rate financing" for 90% of the amounts outstanding under the GE Credit Facility at a fixed rate of 7.3%, to hedge AccessIT DC’s exposure to increases in interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 in accordance with the terms of the GE Credit Facility.

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

As of March 31, 2008, we have not entered into any derivative financial instruments.  All sales and purchases are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCESS INTEGRATED TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Access Integrated Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2007 and 2008 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Access Integrated Technologies, Inc. and subsidiaries as of March 31, 2007 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access Integrated Technologies, Inc.'s assessment of internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
Florham Park, New Jersey
June 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc.

We have audited Access Integrated Technologies, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Access Integrated Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Access Integrated Technologies, Inc. and Subsidiaries as of March 31, 2007 and 2008 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended, and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
Florham Park, New Jersey
June 13, 2008

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,
	2007	2008
ASSETS
Current assets
Cash and cash equivalents	$29,376	$29,655
Accounts receivable, net	18,504	21,494
Unbilled revenue, current portion	2,324	6,393
Deferred costs, current portion	2,318	3,859
Prepaid expenses	970	889
Other current assets	23	427
Note receivable, current portion	101	158
Total current assets	53,616	62,875
Deposits on property and equipment	8,513	—
Property and equipment, net	197,452	269,031
Intangible assets, net	19,432	13,592
Capitalized software costs, net	2,840	2,777
Goodwill	13,249	14,549
Accounts receivable, net of current portion	248	299
Deferred costs, net of current portion	3,304	6,595
Note receivable, net of current portion	1,227	1,220
Unbilled revenue, net of current portion	1,221	2,075
Security deposits	445	408
Restricted cash	180	255
Total assets	$301,727	$373,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,931	$25,213
Current portion of notes payable	2,480	16,998
Current portion of deferred revenue	8,871	6,204
Current portion of customer security deposits	129	333
Current portion of capital leases	75	89
Total current liabilities	40,486	48,837
Notes payable, net of current portion	164,196	250,689
Capital leases, net of current portion	5,903	5,814
Deferred revenue, net of current portion	283	283
Customer security deposits, net of current portion	54	46
Total liabilities	210,922	305,669
Commitments and contingencies (Note 8)
Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 23,988,607 and 26,143,612 shares issued and 23,937,167 and 26,092,172 shares outstanding at March 31, 2007 and March 31, 2008, respectively	24	26
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 763,811 and 733,811 shares issued and outstanding, at March 31, 2007 and March 31, 2008, respectively	1	1
Additional paid-in capital	155,957	168,844
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(65,005)	(100,692)
Total stockholders’ equity	90,805	68,007
Total liabilities and stockholders’ equity	$301,727	$373,676

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the fiscal years ended March 31,
	2006	2007	2008
Revenues	$16,795	$47,110	$80,984

Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	11,550	22,214	26,569
Selling, general and administrative	8,887	18,565	23,170
Provision for doubtful accounts	186	848	1,396
Research and development	300	330	162
Stock-based compensation	—	2,920	453
Loss on disposition of assets	—	2,561	—
Impairment of intangible asset	—	—	1,588
Depreciation of property and equipment	3,693	14,699	29,285
Amortization of intangible assets	1,308	2,773	4,290
Total operating expenses	25,924	64,910	86,913
Loss from operations before other income (expense)	(9,129)	(17,800)	(5,929)

Interest income	316	1,425	1,406
Interest expense	(3,644)	(9,176)	(29,327)
Debt conversion expense	(6,269)	—	—
Debt refinancing expense	—	—	(1,122)
Other income (expense), net	1,603	(448)	(715)
Net loss	$(17,123)	$(25,999)	$(35,687)

Net loss per common share:
Basic and diluted	$(1.22)	$(1.10)	$(1.40)

Weighted average number of common shares outstanding:
Basic and diluted	14,086,001	23,729,763	25,576,787

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the fiscal years ended March 31,

	2006	2007	2008
Cash flows from operating activities
Net loss	$(17,123)	$(25,999)	$(35,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	6	172
Loss on disposition of assets	—	2,561	—
Loss on impairment of intangible asset	—	—	1,588
Depreciation of property and equipment and amortization of intangible assets	5,001	17,472	33,575
Amortization of software development costs	547	840	590
Debt issuance costs included in interest expense	730	646	1,211
Provision for doubtful accounts	186	848	1,396
Stock-based compensation	—	2,920	453
Non-cash interest expense	1,407	1,903	7,043
Debt refinancing expense	—	—	1,122
Gain on available-for-sale securities	—	(393)	(148)
Net fair value change of Class A common stock warrants	(1,660)	—	—
Debt conversion expense	6,269	—	—
Changes in operating assets and liabilities:
Accounts receivable	(832)	(9,451)	(4,437)
Prepaids and other current assets	(111)	(289)	(323)
Unbilled revenue	(915)	(3,602)	(4,923)
Other assets	(449)	(119)	472
Accounts payable and accrued expenses	1,662	(5,989)	(76)
Deferred revenues	(145)	(411)	(2,668)
Other liabilities	(55)	(133)	197
Net cash used in operating activities	(5,488)	(19,190)	(443)

Cash flows from investing activities
Purchases of property and equipment	(17,392)	(118,602)	(76,177)
Deposits paid for property and equipment	(8,673)	(36,887)	(20,052)
Purchases of intangible assets	(21)	(3)	—
Additions to capitalized software costs	(606)	(1,015)	(528)
Payment of additional purchase price related Managed Services	—	(14)	—
Acquisition of PLX Systems	—	(1,640)	—
Acquisition of UniqueScreen Media	—	(1,172)	(121)
Acquisition of The Bigger Picture	—	(337)	(15)
Acquisition of Access Digital Server Assets	—	—	(35)
Purchase of available-for-sale securities	(24,000)	(9,000)	(6,000)
Maturities and sales of available-for-sale securities	—	33,393	6,148
Restricted short-term investment	(180)	—	(75)
Net cash used in investing activities	(50,872)	(135,277)	(96,855)

Cash flows from financing activities
Repayment of notes payable	(1,697)	(5,397)	(17,372)
Proceeds from notes payable	—	727	14,600
Repayment of credit facilities	—	(2,943)	—
Proceeds from credit facilities	—	138,077	66,660
Proceeds from One Year Senior Notes	—	22,000	—
Proceeds from 2007 Senior Notes	—	—	36,891
Payments of debt issuance costs	—	(5,054)	(3,114)
Principal payments on capital leases	(424)	(96)	(76)

Costs associated with prior year issuance of Class A common stock	—	(251)	(47)
Net proceeds from issuance of Class A common stock	90,343	139	35
Net cash provided by financing activities	88,222	147,202	97,577
Net increase (decrease) in cash and cash equivalents	31,862	(7,265)	279
Cash and cash equivalents at beginning of period	4,779	36,641	29,376
Cash and cash equivalents at end of period	$36,641	$29,376	$29,655

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2005 as previously reported	9,433,328	$9	965,811	$1	(51,440)	$(172)	$32,696	$(21,487)	$11,047
Cumulative effect of restatement								(396)	(396)
Balances as of March 31, 2005 as restated	9,433,328	$9	965,811	$1	(51,440)	$(172)	$32,696	$(21,883)	$10,651
Issuance of common stock in connection with exercise of warrants and stock options	395,305	—	—	—	—	—	1,801	—	1,801
Issuance of common stock in connection with the July 2005 Private Placement	1,909,115	2	—	—	—	—	16,719	—	16,721
Issuance of common stock in connection with the January 2006 Offering	1,500,000	2	—	—	—	—	14,495	—	14,497
Issuance of common stock in connection with the March 2006 Offering and the March 2006 Second Offering	5,894,999	6	—	—	—	—	54,753	—	54,759
Issuance of common stock in lieu of redeeming the Boeing Shares	53,534	—	—	—	—	—	250	—	250
Issuance of common stock in payment of interest on Convertible Debentures	17,758	—	—	—	—	—	146	—	146
Issuance of common stock in connection with the conversion of the Convertible Debentures	2,507,657	3	—	—	—	—	11,040	—	11,043
Issuance of common stock in connection with the conversion of the 6% Convertible Notes	307,871	—	—	—	—	—	1,699	—	1,699
Conversion of Class B shares to Class A	40,000	—	(40,000)	—	—	—	—	—	—
Transfer to equity of liability relating to warrants upon registration effectiveness	—	—	—	—	—	—	3,330	—	3,330
Net loss as restated	—	—	—	—	—	—	—	(17,123)	(17,123)
Balances as of March 31, 2006	22,059,567	$22	925,811	$1	(51,440)	$(172)	$136,929	$(39,006)	$97,774

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balances as of March 31, 2006	22,059,567	$22	925,811	$1	(51,440)	$(172)	$136,929	$(39,006)	$97,774
Issuance of common stock in connection with exercise of warrants and stock options	15,750	—	—	—	—	—	138	—	138
Issuance of common stock in connection with the purchase of the Access Digital Server Assets	23,445	—	—	—	—	—	308	—	308
Issuance of common stock in connection with the acquisition of ACS	974,184	1	—	—	—	—	9,999	—	10,000
Issuance of common stock in connection with the acquisition of The Bigger Picture	460,000	1	—	—	—	—	3,923	—	3,924
Issuance of common stock in payment of interest on One Year Senior Notes	260,267	—	—	—	—	—	1,811	—	1,811
Issuance of common stock in connection with the additional purchase price of Managed Services	3,394	—	—	—	—	—	30	—	30
Issuance of common stock as payment for the reduction of principal due under the HS Notes	30,000	—	—	—	—	—	150	—	150
Costs associated with prior year issuance of common stock	—	—	—	—	—	—	(251)	—	(251)
Conversion of Class B shares to Class A	162,000	—	(162,000)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	2,920	—	2,920
Net loss	—	—	—	—	—	—	—	(25,999)	(25,999)
Balances as of March 31, 2007	23,988,607	$24	763,811	$1	(51,440)	$(172)	$155,957	$(65,005)	$90,805

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balances as of March 31, 2007	23,988,607	$24	763,811	$1	(51,440)	$(172)	$155,957	$(65,005)	$90,805
Issuance of common stock in connection with exercise of warrants and stock options	6,500	—	—	—	—	—	32	—	32
Issuance of common stock in connection with the additional purchase price of ACS	145,861	—	—	—	—	—	1,000	—	1,000
Issuance of common stock in payment of interest on the One Year Senior Notes	357,737	—	—	—	—	—	2,452	—	2,452
Issuance of common stock in payment of interest on the 2007 Senior Notes	1,609,516	2	—	—	—	—	7,948	—	7,950
Additional Interest on the 2007 Senior Notes to be issued in common stock	—	—	—	—	—	—	1,020	—	1,020
Issuance of common stock in connection with the additional purchase price of Managed Services	5,391	—	—	—	—	—	29	—	29
Costs associated with issuance of common stock	—	—	—	—	—	—	(47)	—	(47)
Conversion of Class B shares to Class A	30,000	—	(30,000)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	—	—	(35,687)	(35,687)
Balances as of March 31, 2008	26,143,612	$26	733,811	$1	(51,440)	$(172)	$168,844	$(100,692)	$68,007

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2006, 2007 and 2008
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT” or the “Company”) was incorporated in Delaware on March 31, 2000.  The Company provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  In the past, the Company generated revenues from two primary businesses, media services (“Media Services”) and internet data center (“IDC” or “data center”) services (“Data Center Services”), a business the Company no longer operated after May 1, 2007. Beginning April 1, 2007, the Company made changes to its organizational structure which impacted the Company’s reportable segments, but did not impact the Company’s consolidated financial position, results of operations or cash flows. The Company realigned its focus to three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned the Company at what the Company believes to be the forefront of an emerging industry opportunity relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  The Company’s Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  The Company’s Other business is attributable to the Data Center Services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2006, 2007 and 2008, the Company incurred net losses of $17,123, $25,999 and $35,687, respectively, and cash used in operating activities of $5,488, $19,190 and $443, respectively. In addition, the Company has an accumulated deficit of $100,692 as of March 31, 2008. At March 31, 2008, the Company also has contractual obligations (including interest and excluding non-cash interest) of $47,854 for the fiscal year 2009. Management expects that the Company will continue to generate losses for the foreseeable future. Certain of these costs could be reduced if working capital decreased. Based on the Company’s cash position at March 31, 2008, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2009. The Company may attempt to raise additional capital from various sources for equipment requirements related to the Company’s Phase II Deployment or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the outcome of such uncertainties.

The Company’s consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”),  Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 Corporation”). AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its fixed assets and intangible assets, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in purchase business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

INVESTMENT SECURITIES

During the fiscal years ended March 31, 2007 and 2008, the Company held investment securities which were principally auction rate perpetual preferred securities.  However, as of each year end date, the Company was not invested in these securities.  The Company classified all investment securities as available-for-sale. Securities accounted for as available-for-sale were required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. The securities that the Company had classified as available-for-sale generally traded at par and as a result typically did not have any realized or unrealized gains or losses.

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with AccessIT DC’s Phase I Deployment (see Note 8). During AccessIT DC’s Phase I Deployment, such amounts were classified as long-term assets due to the nature of the assets underlying these deposits, although such deposits were to be offset against invoices from Christie when the associated invoices were paid.  As of March 31, 2008, the Company had $3,802 of unapplied deposits which are combined with accounts payable and accrued expenses, as AccessIT DC’s Phase I Deployment was finalized, and the related projection systems had been delivered and installed.

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

Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Concentrations of Credit Risk

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

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of March 31, 2008, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  In June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) was charged to other expense.  In connection with The Bigger Picture Acquisition (see Note 3), $2,071 of the purchase price was allocated to a certain customer contract.  During the fiscal year ended March 31, 2008, the customer decided not to continue its contract with The Bigger Picture.  As a result, the unamortized balance of $1,588 was charged to expense and recorded as impairment of intangible asset in the consolidated financial statements.  At March 31, 2008, the Company concluded that there was no impairment of any other intangible assets.

In addition, the Company recorded goodwill in connection with the acquisitions of AccessIT SW, Managed Services, AccessIT Satellite, the Pavilion Theatre, PLX, ACS and The Bigger Picture.  Goodwill related to the acquisition of the Pavilion Theatre was reduced in September 2005 in connection with the early retirement of the outstanding note payable (see Note 6).  In September 2006, the amount of goodwill related to the Pavilion Theatre was reduced by $107 for the remaining unpaid amount related to the holdback of funds at the time of purchase.  At March 31, 2008, the Company concluded that there was no impairment of goodwill.

Information related to the segments of the Company and its subsidiaries regarding goodwill is detailed below:

	Media Services	Content & Enter-tainment	Other	Corp.	Total
Balance as of March 31, 2006	$3,875	$3,830	$—	$—	$7,705
Additional purchase price related to Managed Services	212	—	—	—	212
PLX Acquisition	442	—	—	—	442
ACS Acquisition	—	3,280	—	—	3,280
Bigger Picture Acquisition	—	1,717	—	—	1,717
Reduction due to the holdback of funds related to the Pavilion Theatre	—	(107)	—	—	(107)
Balance as of March 31, 2007	$4,529	$8,720	$—	$—	$13,249
Additional purchase price related to the AccessIT Digital Server Assets	—	—	164	—	164
Additional costs associated with the ACS Acquisition	—	121	—	—	121
Additional purchase price related to the ACS Acquisition	—	1,000	—	—	1,000
Additional costs associated with the Bigger Picture Acquisition	—	15	—	—	15
Balance as of March 31, 2008	$4,529	$9,856	$164	$—	$14,549

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for these software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  SOP 98-1 states that there are three distinct stages to the software development process for internal use software.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage would be considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized and amortized on a straight-line basis over estimated lives ranging from three to five years.  The Company has not sold, leased or licensed software developed for internal use to the Company’s customers and the Company has no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2006, 2007 and 2008 amounted to $547, $840 and $590, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  For the fiscal years ended March 31, 2006, 2007 and 2008, unbilled receivables under such customized software development contracts aggregated $1,492, $1,405 and $1,187, respectively.

REVENUE RECOGNITION

Media Services

The Company’s Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”
Software maintenance contracts, and professional consulting services, which includes systems implementation, training, custom software development services and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees, movie theatre admission and concession revenues, virtual print fees (“VPFs”) and alternative content fees (“ACFs”).
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

The Company’s Data Center Services revenues were generated as follows:

Revenues consist of:	Accounted for in accordance with:
License fees for data center space, hosting and network access fees, electric, cross connect fees and riser access charges,  non-recurring installation and consulting fees, network monitoring and maintenance fees.
SAB No. 104

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company.

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

Effective March 8, 2006, the compensation committee of the Company’s Board of Directors (the “Board”) approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans. The primary purpose of the acceleration was to eliminate the impact of $3,098 of future stock-based compensation expense, of which $1,410 is related to stock options held by the Company’s executive officers and members of the Board, that would have been recognized over the next three years as the stock options vested as a result of adopting SFAS No. 123(R).  The Company will not be required to recognize future compensation expense for the accelerated stock options under SFAS No. 123(R) unless further modifications are made to the stock options, which are not anticipated.

The Company adopted SFAS 123(R) using the “modified prospective” method in which stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. At the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006, the expansion of the Company’s stock incentive plan was approved by the shareholders. For the fiscal year ended March 31, 2007, stock-based compensation expense of $2,920 was recorded, of which $2,779 related to the 436,747 stock options awarded in excess of options eligible to be granted under the Company’s stock incentive plan prior to its expansion and $141 relates to stock options granted on or after April 1, 2006. For the fiscal year ended March 31, 2008, stock-based compensation expense of $453 was recorded.   The Company has estimated that the stock-based compensation expense, using a Black-Scholes option valuation model, related to such stock options currently outstanding at March 31, 2008, will be approximately $700 for the fiscal year 2009 (see Note 7 for further discussion of stock options).

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended March 31, 2006:

Net loss as reported	$(17,123)
Add: Stock-based compensation expense included in net loss	—
Less: Stock-based compensation expense determined under fair-value based method	(4,866)
Pro forma net loss	$(21,989)

Basic and diluted net loss per share:
As reported	$(1.22)
Pro forma	$(1.56)

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the fiscal years ended March 31,
	2006	2007	2008
Weighted-average risk-free interest rate	4.2%	4.7%	3.2%
Dividend yield	—	—	—
Expected life (years)	10	10	5
Weighted-average expected volatility	88.4%	56.3%	55.1%

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

The Company has incurred net losses for the fiscal years ended March 31, 2006, 2007 and 2008 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.  Potentially dilutive shares excluded from the computations aggregated 2,712,993, 2,827,743 and 3,406,654 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on April 1, 2007 and had no effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) at initial recognition and in all subsequent periods. Therefore, SFAS 157 nullifies the guidance in footnote 3 of the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 also amends SFAS 133 to remove the similar guidance to that in EITF 02-3, which was added by SFAS 155. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Any transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for the fiscal year in which SFAS 157 is initially applied. The Company plans to adopt SFAS 157 on April 1, 2008, and does not believe it will be affected by its adoption.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires the reporting entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A reporting entity with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS 158 on April 1, 2007 and was not affected by its adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted provided the entity also elects to apply the provisions of SFAS 157. The Company plans to adopt SFAS 159 on April 1, 2008, and does not believe it will be affected by its adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) will change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will impact the Company in the event of any future acquisition after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

3.           ACQUISITIONS

On January 1, 2006, the Company purchased the domain name, website, customer list and the IP address space of Ezzi.net and certain data center-related computer equipment of R & S International, Inc. (together the “Access Digital Server Assets”).  The Access Digital Server Assets were acquired to complement the Company’s existing Data Center Services business and are primarily used for hosting services and providing network access for other web hosting services.  The purchase price of $448 included a cash payment of $140 and 23,445 shares of unregistered Class A Common Stock issued in April 2006 valued at $308.  In addition in the fiscal year ended March 31, 2008, the Company paid an additional purchase price of $164, which consisted of a cash payment of $35 and 30,000 shares of Class A Common Stock valued at $129, which were issued in April 2008.

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

The finite-lived intangible assets of $209, are estimated to have useful lives ranging from three to five years, and have a weighted-average amortization period of 3.24 years.

In July 2006, the Company acquired 100% of the issued and outstanding stock of ACS (the “ACS Acquisition”) for a combination of an aggregate of 974,184 shares of the Company’s Class A Common Stock, $1,000 in cash, and promissory notes issued by the Company in favor of the stockholders of ACS (the “ACS Stockholders”) in the principal amount of $5,204 (see Note 6). The results of ACS’s operations have been included in the consolidated financial statements since August 1, 2006. The Company also agreed to pay to the ACS Stockholders additional purchase price, up to a maximum of $1,000 in cash or the equivalent of the Company’s Class A Common Stock, at the Company’s sole discretion. In April 2007 and July 2007, such digital cinema deployment milestones were met, and the Company issued 67,906 and 77,955 shares of the Company’s Class A Common Stock, respectively, with a value of $1,000 to the ACS Stockholders as additional purchase price (see Note 7).  The Company also assumed $5,914 of ACS’s debt, of which $5,598 relates to ACS’s revolving credit facility (see Note 6).

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

The finite-lived intangible assets of $16,520, are estimated to have useful lives ranging from two to ten years, and have a weighted-average amortization period of 6.57 years.

In December 2006, ACS’s revolving credit facility, assumed in the ACS Acquisition, was converted into a term loan (see Note 6)  In August 2007, the outstanding principal balance of $6,390 for the Excel Term Note was repaid in full with a portion of the proceeds from the August 2007 Private Placement (see Note 6).

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

Of the $3,058 of customer relationships and contracts, $2,071 was allocated to a certain customer contract.  During the fiscal year ended March 31, 2008, the customer decided not to continue its contract with The Bigger Picture.  As a result, the unamortized balance of $1,588 was charged to expense and recorded as impairment of intangible asset in the consolidated financial statements and is included in the Content & Entertainment segment.  The remaining finite-lived intangible assets of $1,347 are estimated to have useful lives of five years.

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

	For the Fiscal Years ended March 31,
	2006	2007
	(unaudited)	(unaudited)
Revenues	$35,581	$55,578
Net loss	$(19,294)	$(28,892)
Basic and diluted net loss per share	$(1.24)	$(1.18)

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of March 31,
	2007	2008
Bank balances	$23,446	$23,161
Money market funds	5,930	6,494
Total cash and cash equivalents	$29,376	$29,655

As of March 31, 2007 and 2008, cost approximated fair value of cash and cash equivalents.

RESTRICTED CASH

The Company had $180 and $255 of restricted cash as of March 31, 2007 and 2008, respectively, in the form of a bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease for AccessIT SW.

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2007	2008
Trade receivables	$19,836	$23,800
Allowance for doubtful accounts	(1,332)	(2,306)
Total accounts receivable, net	$18,504	$21,494

The Company determines its allowance by considering a number of factors, including the length of time such receivables are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligation to the Company.  The Company writes off receivables when all collection efforts have been exhausted.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	As of March 31,
	2007	2008
Land	$1,500	$1,500
Building and improvements	4,600	4,600
Leasehold improvements	1,482	1,748
Computer equipment and software	6,288	7,050
Digital cinema projection systems	188,577	285,060
Other projection system equipment	3,699	4,021
Machinery and equipment	9,181	9,882
Furniture and fixtures	662	734
Vehicles	125	125
	216,114	314,720
Less - accumulated depreciation	(18,662)	(45,689)
Total property and equipment, net	$197,452	$269,031

Land and building and improvements represent the Company’s capital lease for the Pavilion Theatre.  Leasehold improvements consist primarily of costs incurred at the Pavilion Theatre and for the new offices of AccessIT SW.  Computer equipment and software consists primarily of software used in the Company’s Managed Storage Services business, the Cinefence License, the

Access Digital Server Assets and from the AccessIT SW, Managed Services and Boeing Digital Asset Acquisitions.  Digital cinema projection systems consist entirely of equipment purchased in connection with AccessIT DC’s Phase I Deployment.  Other projection system equipment consists entirely of equipment purchased in connection with the ACS Acquisition.  Machinery and equipment consists primarily of costs incurred for satellite equipment purchased in connection with AccessIT DC’s Phase I Deployment and equipment from the FiberSat Acquisition.  For the fiscal years ended March 31, 2006, 2007 and 2008, depreciation expense amounted to $3,693, $14,699 and $29,285, respectively.  The amortization of the Company’s capital lease for the Pavilion Theatre, and included in depreciation expense, amounted to $359 for each of the fiscal years ended March 31, 2006, 2007 and 2008.

At March 31, 2007, all the assets related to the Company’s IDCs were written-off and included in the loss on disposition of assets, and consisted of the following:

Leasehold improvements	$4,185
Computer equipment and software	326
Machinery and equipment	697
Furniture and fixtures	178
5,386
Less - accumulated depreciation	(3,120)
Total property and equipment, net	$2,266

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of March 31,
	2007	2008
Trademarks	$81	$81
Corporate trade names	889	889
Customer relationships and contracts	13,729	11,348
Theatre relationships	6,500	6,575
Covenants not to compete	2,649	2,509
	23,848	21,402
Less - accumulated amortization	(4,416)	(7,810)
Total intangible assets, net	$19,432	$13,592

For the fiscal years ended March 31, 2006, 2007 and 2008, amortization expense amounted to $1,308, $2,773 and $4,290, respectively.

Amortization expense on intangible assets is estimated as follows:

For the fiscal years ending March 31,
2009	$3,412
2010	$2,931
2011	$2,842
2012	$1,531
2013	$674

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2007	2008
Capitalized software	$4,715	$5,242
Less - accumulated amortization	(1,875)	(2,465)
Total capitalized software costs, net	$2,840	$2,777

For the years ended March 31, 2006, 2007 and 2008, amortization of software costs, which is included in direct operating costs, amounted to $547, $840 and $590, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2007	2008
Accounts payable	$20,493	$18,182
Accrued compensation and benefits	1,096	1,075
Accrued taxes payable	553	591
Interest payable	1,191	2,671
Accrued other expenses	5,598	2,694
Total accounts payable and accrued expenses	$28,931	$25,213

For the years ended March 31, 2007 and 2008, amounts ordered from Christie for digital cinema projection systems in connection with AccessIT DC’s Phase I Deployment and included in accounts payable amounted to $19,677 and $19,734, respectively.  In addition, included in accrued other expenses were $233 and $0, respectively, for installation costs from Christie.  At March 31, 2008, accounts payable has been reduced by $3,802 related to unapplied deposits paid to Christie for digital cinema projection systems that will be applied on subsequent payments to Christie.

For the years ended March 31, 2007 and 2008, the Company has also included $1,023 and $26, respectively, in accrued other expenses, representing the estimated fiscal 2008 IDC operating losses expected as a result of the agreement with FiberMedia.

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2007		As of March 31, 2008
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$47	$141	$50	$91
Exhibitor Install Notes	54	986	95	1,002
TIS Note	—	100	—	100
Other	—	—	13	27
	$101	$1,227	$158	$1,220

In March 2006, in connection with AccessIT DC’s Phase I Deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of March 31, 2008, the outstanding balance of the Exhibitor Note was $141.

In connection with AccessIT DC’s Phase I Deployment (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of March 31, 2008, the outstanding balance of the Exhibitor Install Notes was $1,097.

Prior to the ACS Acquisition (see Note 3), Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to ACS a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at ACS’s option, be converted into a 10% limited partnership interest in TIS.  As of March 31, 2008, the outstanding balance of the TIS Note was $100.

The aggregate principal repayments to the Company on notes receivable are scheduled to be as follows:

For the fiscal years ending March 31,
2009	$158
2010	261
2011	143
2012	100
2013	108
Thereafter	608
$1,378

6.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2007		As of March 31, 2008
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$828	$367	$540	$—
Boeing Note	450	402	450	—
First ACS Note	382	634	414	221
SilverScreen Note	100	144	113	20
One Year Senior Notes	—	22,000	—	—
Excel Term Note	720	6,030	—	—
Vendor Note B	—	—	—	9,600
2007 Senior Notes	—	—	—	55,000
Other	—	—	50	—
GE Credit Facility	—	134,619	15,431	185,848
	$2,480	$164,196	$16,998	$250,689

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW.  During the fiscal years ended March 31, 2007 and 2008, the Company repaid principal of $595 and $655 on the HS Notes.  On March 31, 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term.  As of March 31, 2008, the outstanding principal balance of the HS Notes was $540.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date.  Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the fiscal years ended March 31, 2007 and 2008, principal repayments of $450 and $450, respectively, were made. During the fiscal years ended March 31, 2006, 2007 and 2008, non-cash interest expense resulting from the Boeing Note was $130, $91 and $48, respectively.  As of March 31, 2008, the outstanding balance of the Boeing Note, including imputed interest, was $450.

In July 2006, in connection with the ACS Acquisition (see Note 3), the Company issued an 8% note payable in the principal amount of $1,204 (the “First ACS Note”) and an 8% note payable in the principal amount of $4,000 (the “Second ACS Note”), both in favor of the stockholders of ACS. The First ACS Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second ACS Note was payable on November 30, 2006, or earlier if certain conditions were met, and was paid by the Company in October 2006. The First ACS Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. As of March 31, 2008, the outstanding principal balance of the First ACS Note was $635.

Prior to the ACS Acquisition (see Note 3), ACS had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  As of March 31, 2008, the outstanding principal balance of the SilverScreen Note was $133.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “One Year Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the One Year Senior Notes is one year and may be extended for up to two 90-day periods at the discretion of the Company if certain market conditions are met. Interest on the One Year Senior Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the One Year Senior Notes based on a formula (“Additional Interest”). The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the One Year Senior Notes at any time and from time to time. Pursuant to the One Year Senior Notes, the Company issued 46,750 shares of Class A Common Stock as Additional Interest in payment of the first quarterly interest on the One Year Senior Notes, due December 31, 2006. The Company elected to pay the quarterly interest due December 31, 2006 in shares of its Class A Common Stock and issued 53,029 Interest Shares. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007.  Subsequent Additional Interest payments will be made quarterly in arrears at the end of each quarterly period beginning March 31, 2007. Pursuant to the One Year Senior Notes, the Company issued 81,768 shares of Class A Common Stock as Additional Interest in payment of the quarterly interest on the One Year Senior Notes, due March 31, 2007. The Company elected to pay the quarterly interest due March 31, 2007 in shares of its Class A Common Stock and issued 78,720 Interest Shares. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.  The Company may prepay the One Year Senior Notes in whole or in part, without penalty, subject to paying the Additional Interest. The net proceeds of approximately $20,965 from the October 2006 Private Placement is expected to be used for the expansion of the Company’s digital cinema rollout plans to markets outside of the United States, and any one or more of the following: (i) the payment of certain existing outstanding indebtedness of the Company due within twelve months of the issuance of the One Year Senior Notes, (ii) working capital and (iii) other general corporate purposes, including acquisitions. The Purchase Agreement also requires the One Year Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and ACS and their respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the One Year Senior Notes.

In February 2007, the Company and the Purchasers of the One Year Senior Notes agreed to amend the One Year Senior Notes to: (i) remove the market conditions that would otherwise restrict the Company from extending the term of the One Year Senior Notes for up to two 90-day periods, (ii) provide for an increase in the amount of permitted indebtedness the Company  may  incur, to  up to  $5,000, (iii) provide for additional interest to be paid in either cash or stock, at the Company’s option, if the average price of the Company’s stock falls below $7.00 during the 30 days before any quarterly interest due date , and (iv) provide an approximate 1% increase in the value of the Additional Interest Shares payable to the Purchasers annually.  In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below.  In August 2007, the Company recorded debt refinancing expense of $1,122, of which $436 related to unamortized debt issuance costs and $686 for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 6) as an inducement for them to enter into a securities purchase agreement with the Company in August 2007.

In May 2007, the Company received $5,000 of vendor financing (the “Vendor Note A”) for equipment used in AccessIT DC’s Phase I Deployment.  The Vendor Note A bore interest at 15% and was permitted to be prepaid without penalty. A mandatory principal amount of $617 plus all accrued and unpaid interest was paid in December 2007.  The Vendor Note A and all accrued interest was to become due and payable in July 2008. If the Vendor Note A was repaid in full by March 31, 2008, the interest rate would become 8%, retroactive to the beginning of the note term.  In February 2008, the outstanding principal balance of the Vendor Note A of $4,383 was repaid in full.

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note B”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note B bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note B, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of March 31, 2008, the outstanding balance of the Vendor Note B was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior

Notes will be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement are expected to be used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in digital projection systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes have been registered for resale (see Note 7).  Under the  2007 Senior Notes the Company agreed (i) to limit its and its subsidiaries' indebtedness to an aggregate of $315,000 and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  Additionally, the Company and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond the Company’s initial rollout of up to 4,000 Systems, if certain conditions are met.  As of March 31, 2008, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In July 2006, in connection with the ACS Acquisition (see Note 3), the Company assumed $5,598 of debt relating to ACS’s $7,500 revolving credit facility with Excel Bank (the “Excel Credit Facility”). The Excel Credit Facility bore interest at a rate between 2.75% to 3.5% over the current one-month London Interbank Offered Rate (LIBOR), depending on ACS’s leverage ratio. A quarterly unused line fee was due equal to 0.25% of the excess of $7,500 over the average outstanding balance of the Excel Credit Facility during the quarter. Under the Excel Credit Facility, ACS would pay interest only through December 31, 2008. The balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by ACS pursuant to the Excel Credit Facility are due on the maturity date of December 31, 2008. Pursuant to the Excel Credit Facility, ACS’s bank deposits in excess of a minimum balance were swept from time to time by Excel Bank toward the repayment of the Excel Credit Facility.  The Excel Credit Facility was repaid in full, as discussed below.

In December 2006, in connection with the conversion of the Excel Credit Facility, ACS issued a 5-year, 8% term note payable to Excel Bank with a face amount of $6,750 (the “Excel Term Note”). Proceeds from the Excel Term Note were used to repay the Excel Credit Facility, to purchase advertising projection systems and for working capital. Interest is due monthly commencing January 1, 2007 and principal shall be paid in quarterly installments commencing April 1, 2007. The balance of the Excel Term Note, together with all unpaid interest are due on the maturity date of January 1, 2012. ACS may prepay at any time and time from time, all or any portion of the Excel Term Note, without penalty or premium. The Excel Term Note is not guaranteed by the Company or its other subsidiaries, other than ACS.  Since April 1, 2007, the Company paid quarterly installments which repaid principal of $360 on the Excel Term Note.  In August 2007, the outstanding principal balance of $6,390 for the Excel Term Note was repaid in full with a portion of the proceeds from the August 2007 Private Placement, which is discussed further above.

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility will be used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems is to be funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. As of March 31, 2008, $201,279 was borrowed under the GE Credit Facility at a weighted average interest rate of 8.58%.

In August 2006, the GE Credit Facility was amended to allow borrowings by AccessIT DC to be in aggregate amounts not in exact multiples of $1,000.

Under the GE Credit Facility, as amended, AccessIT DC is required to maintain compliance with certain financial covenants. Material covenants include a leverage ratio, and an interest coverage ratio.  In September 2007, AccessIT DC entered into the third amendment with respect to the GE Credit Facility to (1) lower the interest reserve from 12 months to 9 months; (2) modify the definition of total equity ratio to count as capital contributions (x) up to $23,300 of permitted subordinated indebtedness and (y) up to $4,000 of previously paid and approved expenses that were incurred during the deployment of digital systems; (3) change the leverage ratio covenant; (4) add a new consolidated senior leverage ratio covenant; and (5) change the consolidated fixed charge coverage ratio covenant.

Pursuant to the GE Credit Facility, AccessIT DC will be required to enter into some form, or combination, of interest rate swap agreements, cap agreements, collar agreements and insurance (“Interest Rate Contracts”) and thereafter maintain Interest Rate Contracts on terms and with counter-parties reasonably satisfactory to GECC until August 2013 for an amount equal to at least 50% of the aggregate principal amount outstanding at August 2008.  These Interest Rate Contracts will be in order to provide protection against fluctuation of interest rates.  In April 2008, AccessIT DC completed an Interest Rate Swap also known as a "synthetic fixed rate financing", under which AccessIT DC would hedge its exposure to increases in interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 in accordance with the terms of the GE Credit Facility.

At March 31, 2008, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable are scheduled to be as follows:

For the fiscal years ending March 31,
2009	$16,998
2010	25,065
2011	82,676
2012	30,695
2013	33,714
Thereafter	78,539
$267,687

7.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In March 2004, in connection with the acquisition of certain assets from the Boeing Company (the “Boeing Digital Asset Acquisition”), the Company issued 53,534 unregistered shares of Class A Common Stock (the “Boeing Shares”) to the Boeing Company (“Boeing”), as part of the purchase price. At any time during the ninety day period beginning March 29, 2005 to June 29, 2005, Boeing had the option to sell the Boeing Shares to the Company in exchange for $250 in cash, which the Company classified under commitments and contingencies. The ninety day period expired on June 29, 2005, and Boeing did not require the Company to repurchase the Boeing Shares.  Accordingly, the amount of $250 was credited to additional paid-in capital.

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

In September 2005, in connection with the Exchange Offer completed in March 2004 (see Note 6), the AMEX 30-day average closing price of the Company’s Class A Common Stock exceeded $12.00, and therefore, the Company converted all of the 6% Convertible Notes into 307,871 shares of Class A Common Stock, of which 248,282 shares of Class A Common Stock were issued to certain officers and directors of the Company. The Company registered the resale of 59,589 of these shares of Class A Common Stock on Form S-3 with the SEC.  The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.

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

In July 2006, in connection with the ACS Acquisition (see Note 3), the Company issued 974,184 shares of unregistered Class A Common Stock (the “ACS Shares”) as part of the purchase price. Under the stock purchase agreement entered into by the Company in connection with the ACS Acquisition, the Company was required to register the resale of the ACS Shares with the SEC. The Company filed a Form S-3 on August 30, 2006, which was declared effective by the SEC on September 19, 2006.

In October 2006 and December 2006, the Company issued 46,750 and 53,029 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, in connection with the October 2006 Private Placement (see Note 6). The Company agreed to register the resale of the shares of the Class A Common Stock underlying these shares with the SEC. The Company filed a registration statement on Form S-3 on January 26, 2007, which was declared effective by the SEC on February 15, 2007.

In January 2007, in connection with the BP Acquisition (see Note 3), the Company issued 460,000 shares of unregistered Class A Common Stock (the “BP Shares”) as payment of the purchase price. The Company entered into a Registration Rights Agreement with BP, pursuant to which the Company agreed to register the resale of all of the Class A Common Stock issued in connection with the BP Acquisition. The Company filed a Form S-3/A on February 13, 2007, which was declared effective by the SEC on February 15, 2007.

In February 2007, in connection with the Managed Services Acquisition in January 2004, the Company issued 3,394 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.

In March 2007, the Company issued 81,768 and 78,720 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, in connection with the October 2006 Private Placement (see Note 6). The Company agreed to register the resale of the shares of the Class A Common Stock underlying these shares with the SEC. The Company filed a registration statement on Form S-3 on April 27, 2007, which was declared effective by the SEC on May 18, 2007.

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

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 6).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the year ended March 31, 2008, the Company recorded $935 of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares of Class A Common Stock per quarter as Additional Interest (the “Minimum Additional Interest Shares”).  The Company has estimated the value of the Minimum Additional Interest Shares to be $5,244 million and is recording that amount over the 36 month term of the 2007 Senior Notes.  For the year ended March 31, 2008, the Company recorded $1,020 million to interest expense in connection with the Minimum Additional Interest Shares.

In December 2007 and March 2008, the Company issued 345,944 and 548,572 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 6), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007.

ACCESSIT STOCK OPTION PLAN

Stock Options

AccessIT’s stock option plan (“the Plan”) currently provides for the issuance of up to 2,200,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants.  On June 9, 2005, the Company’s Board approved the expansion of the Plan from 850,000 to 1,100,000 options, which was approved by the shareholders at the Company’s 2005 Annual Meeting held on September 15, 2005.  On July 6, 2006, the Board approved the expansion of the Plan from 1,100,000 to 2,200,000 options, which was approved by the shareholders at the Company’s 2006 Annual Meeting held on September 14, 2006.  On May 9, 2008, the Board approved an amendment to the Plan, which was not required to be approved by the shareholders, to allow for the grant of restricted stock units in addition to the other equity-based awards available under the Plan.

Awards under the Plan may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards.  The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of the Company’s Board. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, the Company and the participants have executed stock option agreements setting forth the terms of the grants.

During the fiscal year ended March 31, 2008, under the Plan, the Company granted 644,197 stock options to its employees and 50,000 stock options to five non-employee members of the Company’s Board, all at an exercise price ranging from $3.19 to $9.04 per share.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2006	1,100,000	$6.61
Granted	517,747 (1)	10.68
Exercised	(5,750)	4.98
Cancelled	(15,500)	10.46
Balance at March 31, 2007	1,596,497	$7.90
Granted	694,197 (2)	4.18
Exercised	(6,500)	5.32
Cancelled	(207,625)	7.71
Balance at March 31, 2008	2,076,569 (3)	$6.68

(1)	The issuance of 436,747 stock options was subject to shareholder approval, which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on September 14, 2006.
(2)	The issuance of an additional 320,003 stock options is subject to shareholder approval at the Company’s 2008 Annual Meeting of Stockholders to be held on or about September 4, 2008.
(3)
As of March 31, 2008, there are no shares available for issuance under the Plan, due to the number of options and restricted stock currently outstanding along with historical option exercises.  An expansion of the number of shares issuable under the Plan will be proposed at the Company’s 2008 Annual Meeting of Stockholders to be held on or about September 4, 2008.

An analysis of all options outstanding under the Plan as of March 31, 2008 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Aggregate Intrinsic Value
$2.50 - $4.99	637,997	8.85	$3.31	195,500	$3.40	$120,520
$5.00 - $6.99	530,500	7.15	5.32	334,500	5.32	—
$7.00 - $9.99	347,572	6.84	8.00	246,122	7.83	—
$10.00 - $13.52	560,500	7.58	11.00	539,395	10.98	—
	2,076,569	7.74	$6.68	1,315,517	$7.82	$120,520

As of March 31, 2008, unamortized stock-based compensation relating to options outstanding totaled $1,641, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Fair Value Per Share
2009	$709	$2.76
2010	572	2.40
2011	360	1.79
2012	—	—
2013	—	—
Thereafter	—	—
	$1,641	$2.36

The outstanding options at March 31, 2008 will expire as follows:

For the fiscal years ending March 31,	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price
2009	—	$—	—
2010	—	—	—
2011	80,372	9.00	$7.50 - $12.50
2012	46,000	5.00	$5.00
2013	76,000	4.01	$2.50 - $7.50
Thereafter	1,874,197	6.73	$3.19 - $13.52
	2,076,569	$6.68	$2.50 - $13.52

Restricted Stock Awards

At the Company’s 2007 Annual Meeting of Stockholders held on September 18, 2007, shareholders approved an amendment to the Plan to allow various equity-based awards to be granted pursuant to the Plan.  During the fiscal year ended March 31, 2008, under the Plan, the Company granted 103,047 shares of restricted stock to selected employees which will vest equally over a three year period, all at a market price ranging from $2.51 to $5.56 per share.

The following table summarizes the activity of the Plan related to restricted stock:

	Restricted Stock	Weighted Average Market Price Per Share
Balance at March 31, 2006	—	$—
Granted	—	—
Forfeitures	—	—
Balance at March 31, 2007	—	$—
Granted	103,047	3.79
Forfeitures	(433)	5.56
Balance at March 31, 2008	102,614	$3.78

As of March 31, 2008, unamortized stock-based compensation relating to restricted stock outstanding totaled $339, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Market Price Per Share
2009	$129	$3.78
2010	129	3.78
2011	81	3.43
2012	—	—
2013	—	—
Thereafter	—	—
	$339	$3.69

ACCESSDM STOCK OPTION PLAN

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

As of March 31, 2008, the AccessDM Plan currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees.  During the fiscal year ended March 31, 2008, AccessDM did not issue any options to purchase shares of AccessDM common stock.

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2006	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2007	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2008	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of March 31, 2008, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

An analysis of all options outstanding under the AccessDM Plan as of March 31, 2008 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 - $0.25	1,005,000	5.30	$0.21	1,005,000	$0.21
$15.88	50,000	7.22	15.88	50,000	15.88
	1,055,000	5.39	$0.95	1,055,000	$0.95

WARRANTS

Warrants outstanding consisted of the following:

	As of March 31,
Outstanding Warrant (as defined below)	2007	2008
Underwriter Warrants	3,775	—
July 2005 Private Placement Warrants	467,275	467,275
New Warrants (see Note 6)	760,196	760,196
	1,231,246	1,227,471

In November 2003, in connection with the Company’s initial public offering, the Company issued to the underwriter, warrants to purchase up to 120,000 shares of Class A Common Stock at an exercise price of $6.25 per share (the “Underwriter Warrants”). The Underwriter Warrants were immediately exercisable and expired on November 7, 2007. The exercise price was subject to adjustment in certain circumstances, and in 2004 the exercise price was adjusted to $6.03 per share.  During the fiscal year ended March 31, 2006, 49,085 Underwriter Warrants were exercised for an aggregate of $296 and the Company issued 49,085 shares of Class A Common Stock.  In addition, 67,140 Underwriter Warrants were exercised on a cashless basis, which resulted in the issuance of 33,278 shares of Class A Common Stock.  As of March 31, 2008, there were no Underwriter Warrants outstanding.

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005

Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC.  The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the fiscal year ended March 31, 2007, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of March 31, 2008, 467,275 July 2005 Private Placements Warrants remained outstanding.

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

The fair value of the July 2005 Private Placement Warrants was estimated to be $800 on the closing date of the transaction, using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free interest rate of 3.84%, the contractual life of 5-years and volatility of 55%. In September 2005, the fair value of the July 2005 Private Placement Warrants was re-measured and estimated to be $1,050 and the increase in the fair value of $250 was recorded as other expense.

In August 2005, in connection with the Conversion Agreement (see Note 6), all Convertible Debentures Warrants were exercised for $2,487 and the Company issued 560,196 shares of Class A Common Stock and the Company issued to the investors the New Warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share. The Company was required to register the resale of the shares of the Class A Common Stock underlying the Convertible Debentures Warrants with the SEC.  The Company filed a Form S-3 on March 11, 2005, which was declared effective by the SEC on March 21, 2005.  The New Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.  As of March 31, 2008, 760,196 New Warrants remained outstanding.

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

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC may order up to 4,000 Systems from Christie (the “Phase I Deployment”).

In connection with AccessIT DC’s Phase I Deployment, the Company entered into digital cinema deployment agreements with seven motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC.  AccessIT DC also entered into master license agreements with sixteen motion picture exhibitors for the placement of Systems in movie theatres (including screens at AccessIT’s Pavilion Theatre).  In December 2007, AccessIT DC completed its Phase I Deployment with 3,723 Systems installed.

As of March 31, 2008, the Company has paid approximately $278,500 towards Systems ordered and installation costs incurred in connection with AccessIT DC’s Phase I Deployment. AccessIT DC has agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres (see Note 5).  The motion picture exhibitors were required to make monthly interest only payments through October 2007 and are required to make quarterly principal and interest payments thereafter.

In December 2007, AccessIT DC’s Phase I Deployment was completed and as of March 31, 2008, there were no significant Phase I purchase obligations not included in the Company’s consolidated financial statements.

LEASES

The Company has acquired property and equipment under a non-cancelable long-term capital lease obligation that expires in July 2022. As of March 31, 2008, the Company had an outstanding capital lease obligation of $5,903. The Company’s capital lease obligation is at the following location and in the following principal amount:
Location	Purpose of capital lease	Outstanding Capital Lease Obligation
The Pavilion Theatre	For building, land and improvements	$5,903

As of March 31, 2008, minimum future capital lease payments (including interest) totaled $16,396, are due as follows:

For the fiscal years ending March 31,
2009	$1,128
2010	1,128
2011	1,128
2012	1,128
2013	1,132
Thereafter	10,752
16,396
Less: interest	(10,493)
Outstanding capital lease obligation	$5,903

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

	As of March 31,
	2007	2008
Land	$1,500	$1,500
Building	4,600	4,600
Computer equipment	22	—
Machinery and equipment	380	—
	6,502	6,100
Less: accumulated depreciation	(1,180)	(1,136)
Net assets under capital lease	$5,322	$4,964

Depreciation expense on assets under capitalized lease agreements was $439, $383 and $359 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements (see Item 2. Properties).  As of March 31, 2008, obligations under non-cancelable operating leases totaled $11,217, including $8,474 for the IDCs currently being operated by FiberMedia, are due as follows:

For the fiscal years ending March 31,
2009	$3,343
2010	2,528
2011	1,606
2012	1,035
2013	712
Thereafter	1,993
$11,217

Total rent expense was $2,615, $2,970 and $3,174 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the fiscal years ended March 31,
	2006	2007	2008
Interest paid	$1,461	$5,475	$19,339
Reduction of goodwill and other assets relating to the early cancellation of the Pavilion Note	$1,232	$—	$—
Issuance of Class A Common Stock for conversion of 6% Convertible Notes	$1,699	$—	$—
Issuance of Class A Common Stock for conversion of Convertible Debentures	$7,600	$—	$—
Issuance of Class A Common Stock in lieu of redeeming the Boeing Shares	$250	$—	$—
Transfer to equity of liability relating to warrants upon registration statement effectiveness	$4,130	$—	$—
Equipment in accounts payable and accrued expenses purchased from Christie	$7,924	$19,677	$19,734
Note receivable in accounts payable and accrued expenses for installation costs from Christie	$934	$—	$—
Reduction of goodwill related to the Pavilion Theatre	$—	$107	$—
Deposits applied to equipment purchased from Christie	$—	$37,047	$24,763
Issuance of Class A Common Stock for purchase of Access Digital Server Assets	$—	$308	$—
Liabilities assumed in the PLX Acquisition	$—	$140	$—
Issuance of Class A Common Stock for the ACS Acquisition	$—	$10,000	$—
Liabilities assumed in the ACS Acquisition	$—	$14,719	$—
Issuance of debt for the ACS Acquisition	$—	$5,204	$—
Refinance of Excel Credit Facility	$—	$6,114	$—
Issuance of Class A Common Stock for the Bigger Picture Acquisition	$—	$3,924	$—
Liabilities assumed in the Bigger Picture Acquisition	$—	$2,284	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$30	$—
Additional purchase price in accounts payable and accrued expenses for Managed Services	$—	$168	$—
Reduction of HS Note for the issuance of Class A Common Stock	$—	$150	$—
Issuance of Class A Common Stock as additional purchase price for ACS	$—	$—	$1,000
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$—	$29
Note payable issued for customer contract	$—	$—	$75
Repayment of One Year Senior Notes	$—	$—	$18,000
Legal fees from the holders of the 2007 Senior Notes included in debt issuance costs	$—	$—	$109
Additional purchase price in accounts payable and accrued expenses for Access Digital Server Assets	$—	$—	$129

10.	SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 1, beginning April 1, 2007, the Company made changes to its organizational structure that impacted the Company’s reportable segments. The Media Services segment was reorganized. The Company has realigned its focus and its business is now comprised of three primary reportable segments: Media Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization.  Future changes to this organization structure may result in changes to the reportable segments disclosed.

The Media Services segment consists of the following:

Operations of:		Products and services provided:
AccessIT DC and its subsidiary, Phase 2 Corporation	·
Financing vehicles and administrators for the Company’s 3,723 digital cinema projection systems (the “Systems”) installed nationwide in AccessIT DC’s Phase I Deployment and our second digital cinema deployment (the “Phase II Deployment”) to motion picture exhibitors

	·	Collect virtual print fees (“VPFs”) from motion picture studios and distributors and alternative content fees (“ACFs”) from alternative content providers
AccessIT SW	·	Develops and licenses software to the theatrical distribution and exhibition industries as well as intellectual property rights and royalty management
	·	Provides services as an Application Service Provider
	·	Provides software enhancements and consulting services
DMS	·
Stores and distributes digital content to movie theatres and other venues having digital projection equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, key management, video network origination and management services

	·	Provides a virtual booking center to outsource the booking and scheduling of satellite and fiber networks
	·	Provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners
Managed Services	·	Provides information technology consulting services and managed network monitoring services through its global network command center

The Content & Entertainment segment consists of the following:

Operations of:		Products and services provided:
Pavilion Theatre	·	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions
ACS	·	Provides cinema advertising services and entertainment
The Bigger Picture	·	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors

The Other segment consists of the following:

Operations of:		Products and services provided:
Data Centers	·	Provides services through its three IDCs (see below)
Access Digital Server Assets	·	Provides hosting services and provides network access for other web hosting services

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$1,443	$17,984	$—	$5	$19,432
Total goodwill	$4,529	$8,720	$—	$—	$13,249
Total assets	$243,186	$48,707	$1,239	$8,595	$301,727

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

11.	RELATED PARTY TRANSACTIONS

A non-employee officer of AccessIT DC is also an officer of Christie, from whom AccessIT DC purchases the Systems for AccessIT DC’s Phase I Deployment.  Payments for such Systems to Christie for the fiscal years ended March 31, 2006, 2007 and 2008 totaled $21,057, $143,839 and $113,598, respectively.  This individual was not compensated by AccessIT DC and since May 2007, the individual was no longer an officer of AccessIT DC.

In connection with the Bigger Picture Acquisition, The Bigger Picture entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services and other resources.  An employee officer of The Bigger Picture is also an officer of SDE.  Payments for such services to SDE for the fiscal year ended March 31, 2008 totaled $260.

12.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2007 and 2008.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$25,603	$40,989
Stock based compensation	1,015	1,094
Revenue deferral	936	700
Other	2,242	1,103
Total deferred tax assets before valuation allowance	29,796	43,886
Less: Valuation allowance	(17,099)	(29,361)
Total deferred tax assets after valuation allowance	$12,697	$14,525
Deferred tax liabilities:
Depreciation and amortization	$(6,252)	$(9,341)
Intangibles	(6,410)	(5,167)
Other	(35)	(17)
Total deferred tax liabilities	(12,697)	(14,525)
Net deferred tax liabilities	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2007 and 2008.  The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized.  Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.  The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance.  Factors considered include the Company's current taxable income and projections of future taxable income.  Management increased the valuation allowance by $6,914 and $12,262 during the fiscal years ended March 31, 2007 and 2008, respectively.  The increase of the valuation allowance of $6,914 for the year ended March 31, 2007 is net of a decrease to the valuation allowance of $1,964.  The decrease to the valuation allowance of $1,964 resulted from net taxable temporary differences acquired from ACS, including future intangible asset amortization.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2008, the Company had Federal and state net operating loss carryforwards of approximately $102,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  The Company also has a charitable contribution carryforward of approximately $325 thousand at March 31, 2008, available to offset future federal and state taxable income, but limited to 10% of such income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  Depending on a variety of factors, this limitation, if applicable, could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2007	2008
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.8	6.7
Change in valuation allowance	(38.4)	(34.4)
Disallowed interest	(2.5)	(6.7)
Non-deductible equity compensation	(1.2)	(0.4)
Other	1.3	0.8
Income tax (provision) benefit	0.0%	0.0%

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have any impact on the Company’s financial statements, as the Company did not have any unrecognized tax benefits as of April 1, 2007 or during the year ended March 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2004 through 2008 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

13.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except per share data)

	For the Quarter Ended
Fiscal year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007
Revenues	$5,576	$9,965	$14,224	$17,345
Gross Margin	$2,154	$4,771	$7,641	$10,330
Net Loss	$(2,602)	$(6,096)	$(6,239)	$(11,062)
Basic and diluted net loss per share	$(0.11)	$(0.26)	$(0.26)	$(0.46)
Shares used in computing basic and diluted net loss per share	22,960,108	23,613,396	23,932,736	24,362,925

	For the Quarter Ended
Fiscal year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008
Revenues	$18,146	$19,466	$21,480	$21,892
Gross Margin	$11,940	$12,482	$14,872	$15,121
Net Loss	$(6,843)	$(9,257)	$(8,352)	$(11,235)
Basic and diluted net loss per share	$(0.28)	$(0.36)	$(0.32)	$(0.43)
Shares used in computing basic and diluted net loss per share	24,758,441	25,338,550	25,931,467	26,277,411

14.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions to Bad Debt Expense	Other Additions (1)	Deductions (2)	Balance at End of Period
For the Fiscal Year Ended March 31, 2008:
Reserve for doubtful accounts	$1,332	$1,396	$—	$422	$2,306

For the Fiscal Year Ended March 31, 2007:
Reserve for doubtful accounts	$104	$848	$522	$142	$1,332

For the Fiscal Year Ended March 31, 2006:
Reserve for doubtful accounts	$131	$186	$—	$213	$104

(1)          Primarily represents allowance for doubtful accounts related to the PLX Acquisition.
(2)          Represents write-offs of specific accounts receivable.

15.	SUBSEQUENT EVENTS

In April 2008, AccessIT DC entered into an Interest Rate Swap also known as a "synthetic fixed rate financing" for 90% of the amounts outstanding under the GE Credit Facility at a fixed rate of 7.3%, to hedge AccessIT DC’s exposure to increases in interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 as required by the GE Credit Facility.

In April 2008, in connection with the acquisition of Managed Services in January 2004, the Company issued 15,219 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.

In April 2008, in connection with the acquisition of the Access Digital Server Assets, the Company issued 30,000 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance.

In May 2008, the Company filed a registration statement on Form S-3 to register an additional 500,000 shares of Class A Common Stock for future interest payments on the 2007 Senior Notes.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to $2,000, repayments over a 47 month period, and interest at an annual rate of 8.25%.

Subsequent to March 31, 2008, under the Plan (see Note 7), the Company granted 5,500 stock options to employees at an exercise price ranging from $3.87 to $5.49 per share. In addition, the Company granted 620,250 restricted stock units (“RSUs”) to employees and 103,450 RSUs to five non-employee members of the Company’s Board.  Each RSU represents a contingent right to receive one share of Class A Common Stock, based on a three year vesting period, however, the Company has the discretion to settle in shares of Class A Common Stock or cash or a combination thereof.

PART II. OTHER INFORMATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the system of internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management concluded that our system of internal control over financial reporting was effective as of March 31, 2008. The effectiveness of our internal control over financial reporting has been audited by Eisner LLP, our independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in AccessIT’s Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on or about September 4, 2008, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Code of Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.accessitx.com.  We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will appear in AccessIT’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 32 herein.
(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 37 herein.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:	June 16, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 16, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial & Accounting Officer)

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

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	June 16, 2008
A. Dale Mayo	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Farrell	Senior Vice President - Facilities	June 16, 2008
Kevin J. Farrell	and Director

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	June 16, 2008
Gary S. Loffredo	Secretary and Director

/s/ Brian D. Pflug	Senior Vice President - Accounting	June 16, 2008
Brian D. Pflug	and Finance (Principal Financial & Accounting Officer)

/s/ Wayne L. Clevenger	Director	June 16, 2008
Wayne L. Clevenger

/s/ Gerald C. Crotty	Director	June 16, 2008
Gerald C. Crotty

/s/ Robert Davidoff	Director	June 16, 2008
Robert Davidoff

/s/ Matthew W. Finlay	Director	June 16, 2008
Matthew W. Finlay

/s/ Robert E. Mulholland	Director	June 16, 2008
Robert E. Mulholland

EXHIBIT INDEX

Exhibit
Number		Description of Document

1.1	--	Form of Underwriting Agreement between the Company and the underwriter to the Company’s November 10, 2003 Public Offering. (1)
2.1	--	Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2	--	[Intentionally omitted]
2.3	--	Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4	--	Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Core Technologies, Inc. and Erik B. Levitt. (4)
2.5	--	Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (25)
2.6	--	[Intentionally omitted]
2.7	--	[Intentionally omitted]
2.8	--	[Intentionally omitted]
2.9	--
Asset Purchase Agreement, dated as of October 19, 2004, among the Company, FiberSat Global Services, Inc., FiberSat Global Services LLC, Richard Wolfe, Ravi Patel, McKebben Communications, Globecomm Systems, Inc., Timothy Novoselski, Scott Smith and Farina. (8)

2.10	--	Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (10)
2.11	--	[Intentionally omitted]
2.12	--	Securities Purchase Agreement, dated as of February 9, 2005, among the Company and certain investors. (9)
2.13	--	Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (13)
2.14	--	Letter Agreement, dated August 29, 2005, among the Company and certain purchasers. (19)
2.15	--	Securities Purchase Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (20)
2.16	--
Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (22)

2.17	--
First Amendment to the Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (22)

2.18	--	Asset Purchase Agreement, dated as of January 7, 2007, by and between Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC. (24)
3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company. (4)
3.2	--	Bylaws of the Company. (2)
4.1	--	Form of Warrant Agreement (with Warrant Certificates) between the Company and the lead underwriter. (1)
4.2	--	Specimen certificate representing Class A common stock. (1)

4.3	--	Form of Note to be issued to purchaser pursuant to the Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (25)
4.4	--	Registration Rights Agreement, dated August 24, 2007 by and among the Company and certain purchasers. (25)
4.5	--	Form of note to be issued by the Company to the selling stockholders of Hollywood Software, Inc. (2)
4.6	--
Subsidiary Guaranty in favor of the holders of certain notes, dated August 24, 20007, by Access Digital Media, Inc., Core Technology Services, Inc., Hollywood Software, Inc., Fibersat Global Services Inc., PLX Acquisition Corp. And Vistachiara Productions, Inc. (25)

4.7	--	Redemption Agreement, dated August 24, 2007, by and among the Company and certain of the holders of the Company’s One Year Notes. (25)
4.8	--	[Intentionally omitted]
4.9	--	Pledge and Security Agreement, dated as of November 3, 2003, between the Company and the selling stockholders of Hollywood Software, Inc. (1)
4.10	--	[Intentionally omitted]
4.11	--	Promissory note dated March 29, 2004 issued by the Company to The Boeing Company. (5)
4.12	--	[Intentionally omitted]
4.13	--	[Intentionally omitted]
4.14	--	[Intentionally omitted]
4.15	--	[Intentionally omitted]
4.16	--	[Intentionally omitted]
4.17	--	Registration Rights Agreement, dated as of June 2004, among the Company and certain investors. (6)
4.18	--	Promissory Note, dated November 14, 2003, issued by the Company to David Gajda. (7)
4.18.1	--	Promissory Note, dated May 16, 2007 issued by the Company to David Gajda replacing the Promissory Note dated November 14, 2003 issued by the Company to David Gajda. (24)
4.18.2	--	Letter Agreement dated May 16, 2007 between the Company and David Gajda. (24)
4.19	--	Promissory Note, dated November 14, 2003, issued by the Company to Robert Jackovich.(7)
4.20	--	[Intentionally omitted]
4.21	--
Form of Subsidiary Guarantee to be entered  into by certain subsidiaries of the Company pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (9)

4.22	--	[Intentionally omitted]
4.23	--	[Intentionally omitted]
4.24	--
Form of Registration Rights Agreement, among the registrant and certain investors pursuant to the Securities Purchase Agreement, dated as of February 9, 2005 among the Company and the several investors party thereto. (9)

4.25	--	Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (13)
4.26	--	Registration Rights Agreement, dated as of July 19, 2005 among the Company and certain purchasers. (13)
4.27	--	Form of Warrant issued to purchasers pursuant to a letter agreement. (15)
4.28	--	Registration Rights Agreement, dated as of November 16, 2005, among the Company and certain purchasers. (15)
4.29	--	Form of Note to be issued to purchasers pursuant to the Securities Purchase Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (20)

4.30	--	Amendment No. 1, dated February 9, 2007, to the Notes issued to purchasers pursuant to the Securities Purchase Agreement, dated October 5, 2006, by and certain purchasers. (23)
4.30	--	Registration Rights Agreement, dated October 5, 2006, by and among the Company and certain purchasers. (20)
4.31	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $1,204,402.34. (22)
4.32	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $4,000,000.00. (22)
4.33	--
Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (22)

4.34	--	Registration Rights Agreement, dated as of July 31, by and among Access Integrated Technologies, Inc. and the stockholders signatory thereto. (22)
4.35	--	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (22)
4.36	--
Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. (22)

4.37	--	Form of Revolving Note, dated as of December 29, 2005, executed by UniqueScreen Media, Inc. and Excel Bank Minnesota. (22)
4.38	--	Security Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota. (22)
4.39	--	Registration Rights Agreement, dated as of January 29, 2007, by and among Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC. (24)
10.1	--	Amended and Restated Employment Agreement, dated as of December 15, 2005, between the Company and A. Dale Mayo. (16)
10.1.1	--	Amended and Restated Employment Agreement, dated March 31, 2008, between the Company and A. Dale Mayo. (28)
10.2	--	Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (2)
10.3	--	Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert Jackovich. (2)
10.4	--	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.4.1	--	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (30)
10.4.2	--	Form of Notice of Restricted Stock Award (26)
10.4.3	--	Form of Non-Qualified Stock Option Agreement (28)
10.4.4	--	Form of Restricted Stock Unit Agreement (employees) (30)
10.4.5	--	Form of Stock Option Agreement. (11)
10.4.6	--	Form of Restricted Stock Unit Agreement (directors) (30)
10.5	--	[Intentionally omitted]
10.6	--	[Intentionally omitted]
10.7	--	[Intentionally omitted]
10.8	--	[Intentionally omitted]
10.9	--	[Intentionally omitted]
10.10	--	[Intentionally omitted]

10.11	--	Services Distribution Agreement, dated July 17, 2001, between the Company and Managed Storage International, Inc. (2)
10.12	--	License Agreement between the Company and AT&T Corp., dated July 31, 2001. (2)
10.13	--	Master Agreement for Colocation Space between the Company (by assignment from Cob Solutions Global Services, Inc.) and KMC Telecom VI LLC dated April 11, 2002. (2)
10.14	--	[Intentionally omitted]
10.15	--	Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and 55 Madison Associates, LLC. (2)
10.16	--	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.17	--	Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.18	--	Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.19	--	First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. dated October 27, 2000. (2)
10.20	--	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.21	--
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

10.25	--	Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership. (2)
10.26	--	Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from ColoSolutions L.L.C.) and 340 Associates, L.L.C. (2)
10.27	--	Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Jerry J. Howard and Eddy D. Howard. (2)
10.28	--	Office Lease, dated as of February 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and One Liberty Place, L.C. (2)
10.29	--	Commercial Property Lease between Hollywood Software, Inc. and Hollywood Media Center, LLC, dated January 1, 2000. (2)
10.30	--	Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L. P. (2)
10.30.1	--	First Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated May 10, 2000. (2)
10.30.2	--	Second Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated February 16, 2001. (2)
10.30.3	--	Third Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and EOP-BREA Park Centre, L.P. (successor in interest to Spieker Properties, L.P.), dated June 27, 2002. (2)
10.31	--	[Intentionally omitted]

10.32	--	[Intentionally omitted]
10.33	--	[Intentionally omitted]
10.34	--	[Intentionally omitted]
10.35	--	[Intentionally omitted]
10.36	--	Universal Transport Exchange License and Option Agreement, dated August 13, 2003, by and between the Company and Universal Access, Inc. (3)
10.37	--	Employment Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.38	--	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.39	--	Employment Agreement, dated as of November 21, 2003, between the Company and Russell Wintner. (7)
10.40	--	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (19)
10.40.1	--	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (19)
10.40.2	--	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (19)
10.40.3	--	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (19)
10.40.4	--	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (12)
10.41	--	2002 ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (29)
10.42	--	Schedule to the ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (29)
10.43	--	Swap Transaction Confirmation from HSBC Bank USA, National Association to Christie/AIX, Inc., dated as of April 2, 2008. (29)
10.44	--	[Intentionally omitted]
10.45	--	Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (14)
10.46	--	Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (14)
10.47	--	Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (14)
10.48	--	Placement Agency Agreement, dated as of January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (17)
10.49	--	Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (18)
10.50	--	Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (18)
10.51	--
Subsidiary Guaranty in favor of the holders of certain notes, dated October 5, 2006, by Access Digital Media, Inc., Core Technology Services, Inc., Hollywood Software, Inc., FiberSat Global Services Inc. and PLX Acquisition Corp. (20)

10.51.1	--	Subsidiary Guaranty Supplement, dated as of January, 2007, made by Vistachiara Productions, Inc., in favor of and for the benefit of certain purchasers. (24)
10.52	--	Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (21)

10.52.1	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (21)
10.52.2	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (21)
10.53	--
Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (22)

10.53.1	--
First Amendment, effective as of August 30, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (22)

10.53.2	--
Second Amendment, dated December, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent  for the Lenders. (24)

10.53.3	--
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.  (27)

10.54	--	Credit Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota, as amended on March 10, 2006 and July 25, 2006. (22)
21.1	--	List of Subsidiaries.*
23.1	--	Consent of Eisner LLP.*
24.1	--	Powers of Attorney.* (Contained on signature page)
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(5) Previously filed with the Securities and Exchange Commission on April 2, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on June 2, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on June 25, 2004 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on November 8, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(9) Previously filed with the Securities and Exchange Commission on February 10, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(10) Previously filed with the Securities and Exchange Commission on February 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(12) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on July 22, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(15) Previously filed with the Securities and Exchange Commission on November 16, 2005 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-129747).

(16) Previously filed with the Securities and Exchange Commission on December 21, 2005, as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on January 19, 2006 as an exhibit to the Company’s 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company’s Form 10-QSB (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(20)  Previously filed with the Securities and Exchange Commission on October 6, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(21) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(22)  Previously filed with the Securities and Exchange Commission on November 14, 2006 as an exhibit to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006 (File No. 000-51910).

(23) Previously filed with the Securities and Exchange Commission on May 16, 2007 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-14241).

(24) Previously filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit to the Company’s Form 10-KSB (File No. 000-51910).

(25) Previously filed with the Securities and Exchange Commission on August 29, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(26) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(27) Previously filed with the Securities and Exchange Commission on October 16, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(28) Previously filed with the Securities and Exchange Commission on March 31, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(29) Previously filed with the Securities and Exchange Commission on April 8, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(30) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).