Form 10-K/A
period 2008-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-06-26
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended March 31, 2008 of Access Integrated Technologies, Inc. (the “10-K”) is being filed solely to revise the Report of Independent Registered Public Accounting Firm located on page F-1, the Report of Independent Registered Public Accounting Firm located on page F-2 and Exhibit 23.1, Consent of Eisner LLP. No other changes to the 10-K are included in this Amendment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCESS INTEGRATED TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Access Integrated Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2007 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Access Integrated Technologies, Inc. and subsidiaries as of March 31, 2007 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access Integrated Technologies, Inc.’s assessment of internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 13, 2008 expressed an unqualified opinion thereon.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Access Integrated Technologies, Inc. and Subsidiaries as of March 31, 2007 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended March 31, 2008, and our report dated June 13, 2008 expressed an unqualified opinion thereon.

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

(a)(1) Financial Statements
See Index to Financial Statements.
(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:	June 25, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 25, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	June 25, 2008
A. Dale Mayo	and Chairman of the Board of Directors (Principal Executive Officer)

*	Senior Vice President - Facilities	June 25, 2008
Kevin J. Farrell	and Director

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	June 25, 2008
Gary S. Loffredo	Secretary and Director

/s/ Brian D. Pflug	Senior Vice President - Accounting	June 25, 2008
Brian D. Pflug	and Finance (Principal Financial & Accounting Officer)

*	Director	June 25, 2008
Wayne L. Clevenger

*	Director	June 25, 2008
Gerald C. Crotty

*	Director	June 25, 2008
Robert Davidoff

*	Director	June 25, 2008
Matthew W. Finlay

*	Director	June 25, 2008
Robert E. Mulholland

*By:	/s/ Brian D. Pflug
Brian D. Pflug, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

1.1	--	Form of Underwriting Agreement between the Company and the underwriter to the Company’s November 10, 2003 Public Offering. (1)
2.1	--	Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2	--	[Intentionally omitted]
2.3	--	Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4	--	Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Core Technologies, Inc. and Erik B. Levitt. (4)
2.5	--	Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (25)
2.6	--	[Intentionally omitted]
2.7	--	[Intentionally omitted]
2.8	--	[Intentionally omitted]
2.9	--
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

10.53.3	--
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.  (27)

10.54	--	Credit Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota, as amended on March 10, 2006 and July 25, 2006. (22)
21.1	--	List of Subsidiaries.*
23.1	--	Consent of Eisner LLP.**
24.1	--	Powers of Attorney.*
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Previously filed.

** Filed herewith.

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