Form 10-Q
period 2008-06-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-08-11
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

As of August 8, 2008, 26,797,817 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2008	June 30, 2008
ASSETS	*	(Unaudited)

Current assets
Cash and cash equivalents	$29,655	$25,003
Accounts receivable, net	21,494	17,259
Unbilled revenue, current portion	6,393	5,652
Deferred costs, current portion	3,859	3,809
Prepaid and other current assets	1,316	1,834
Note receivable, current portion	158	261
Total current assets	62,875	53,818

Property and equipment, net	269,031	261,930
Intangible assets, net	13,592	12,645
Capitalized software costs, net	2,777	2,794
Goodwill	14,549	14,549
Deferred costs, net of current portion	6,595	5,915
Unbilled revenue, net of current portion	2,075	1,967
Note receivable, net of current portion	1,220	1,079
Security deposits	408	425
Accounts receivable, net of current portion	299	299
Restricted cash	255	255
Fair value of interest rate swap	—	2,252
Total assets	$373,676	$357,928

* The March 31, 2008 balance sheet was derived from the Company’s audited financial statements.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2008	June 30, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	*	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$25,213	$12,354
Current portion of notes payable	16,998	22,159
Current portion of deferred revenue	6,204	5,924
Current portion of customer security deposits	333	354
Current portion of capital leases	89	119
Total current liabilities	48,837	40,910

Notes payable, net of current portion	250,689	244,940
Capital leases, net of current portion	5,814	5,851
Deferred revenue, net of current portion	283	283
Customer security deposits, net of current portion	46	25
Total liabilities	305,669	292,009

Commitments and contingencies (see Note 7)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 shares authorized; 26,143,612 and 26,849,257 shares issued and 26,092,172 and 26,797,817 shares outstanding at March 31, 2008 and June 30, 2008, respectively	26	27
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2008 and June 30, 2008, respectively	1	1
Additional paid-in capital	168,844	171,040
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(100,692)	(104,977)
Total stockholders’ equity	68,007	65,919
Total liabilities and stockholders’ equity	$373,676	$357,928

* The March 31, 2008 balance sheet was derived from the Company’s audited financial statements.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2007	2008
Revenues	$18,146	$20,570

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	6,206	5,797
Selling, general and administrative	5,558	4,833
Provision for doubtful accounts	186	28
Research and development	223	7
Stock-based compensation	87	158
Depreciation of property and equipment	6,125	8,135
Amortization of intangible assets	1,070	947
Total operating expenses	19,455	19,905
(Loss) income from operations	(1,309)	665

Interest income	321	124
Interest expense	(5,744)	(7,176)
Other expense, net	(111)	(150)
Change in fair value of interest rate swap	—	2,252
Net loss	$(6,843)	$(4,285)

Net loss per Class A and Class B common share - basic and diluted	$(0.28)	$(0.16)

Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	24,758,441	26,865,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net loss	$(6,843)	$(4,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write off of property and equipment	47	3
Depreciation of property and equipment and amortization of intangible assets	7,195	9,082
Amortization of software development costs	129	194
Amortization of debt issuance costs included in interest expense	337	372
Provision for doubtful accounts	186	28
Stock-based compensation	87	158
Non-cash interest expense	1,086	2,180
Change in fair value of interest rate swap	—	(2,252)
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	4,207
Unbilled revenue	214	849
Prepaids and other current assets	(109)	(517)
Other assets	42	91
Accounts payable and accrued expenses	33	(1,068)
Deferred revenue	(779)	(280)
Other liabilities	209	—
Net cash (used in) provided by operating activities	(147)	8,762

Cash flows from investing activities
Purchases of property and equipment	(29,554)	(12,466)
Deposits paid for property and equipment	(5,000)	—
Additions to capitalized software costs	(284)	(210)
Purchase of available-for-sale securities	(1,500)	—
Net cash used in investing activities	(36,338)	(12,676)

Cash flows from financing activities
Repayment of notes payable	(907)	(788)
Proceeds from notes payable	5,000	200
Proceeds from credit facilities	31,312	—
Payments of debt issuance costs	(239)	(114)
Principal payments on capital leases	(18)	(25)
Costs associated with issuance of Class A common stock	(10)	(11)
Net proceeds from issuance of Class A common stock	20	—
Net cash provided by (used in) financing activities	35,158	(738)
Net decrease in cash and cash equivalents	(1,327)	(4,652)
Cash and cash equivalents at beginning of period	29,376	29,655
Cash and cash equivalents at end of period	$28,049	$25,003

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT”, and collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 31, 2000.  The Company provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  The Company has three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned the Company at what the Company believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  The Company’s Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  The Company’s Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and through the current period, and until recently, has used cash in operating activities, and has an accumulated deficit of $104,977 as of June 30, 2008. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future. Certain of the Company’s costs could be reduced if working capital decreased. Based on the Company’s cash position at June 30, 2008, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2009. The Company is seeking to raise additional capital for equipment requirements related to AccessIT DC’s second digital cinema deployment (the “Phase II Deployment”) or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company's inability to continue as a going concern.

The unaudited condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s unaudited condensed consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”),  Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 Corporation”). AccessDM and AccessIT Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its fixed assets and intangible assets, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in purchase business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on June 16, 2008 and as amended on June 26, 2008 (the “Form 10-K”).

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Software licensing, including customer licenses and application service provider (“ASP Service”) agreements.	Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”
Software maintenance contracts, and professional consulting services, which includes systems implementation, training, custom software development services and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees, virtual print fees (“VPFs”) and alternative content fees (“ACFs”).
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

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to the Company according to a fixed fee schedule, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment installed in movie theaters.  The Company recognizes VPF revenue in the period in which the movie opens for audience viewing.

ACFs are earned pursuant to contracts with movie exhibitors,  whereby amounts are payable to the Company, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  The Company recognizes ACF revenue in the period in which the alternative content opens for audience viewing.

Content & Entertainment

Content & Entertainment revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Movie theatre admission and concession revenues.	SAB No. 104
Cinema advertising service revenues and distribution fee revenues.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)

Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related in-theatre advertising is displayed, pursuant to the specific terms of each advertising contract. The Company has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the a in-theatre advertising is displayed.

The right to sell and display such advertising, or other in-theatre programs, products and services, is based upon advertising contracts with exhibitors which stipulate payment terms to such exhibitors for this right. Payment terms generally consist of either, fixed annual payments or annual minimum guarantee payments, plus a revenue share of the excess of a percentage of advertising revenue over the minimum guarantee, if any.  The Company recognizes the cost of fixed and minimum guarantee payments on a straight-line basis over each advertising contract year, and the revenue share cost, if any, in accordance with the terms of the advertising contract.

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

Other

Other revenues, attributable to the Access Digital Server Assets, were generated as follows:

Revenues consist of:	Accounted for in accordance with:
Hosting and network access fees.	SAB No. 104

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”) and the $55,000 of 10% Senior Notes issued in August 2007 (see Note 5), which are amortized on a straight-line basis over the term of the respective debt.  Also included in deferred costs is advertising production, post production and technical support costs related to developing and displaying advertising, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

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

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 6. Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Pro forma disclosure is no longer an alternative.

For the three months ended June 30, 2007 and 2008, the Company recorded stock-based compensation expense of $87 and $158, respectively.  The Company has estimated that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock will be approximately $750 in fiscal 2009, which includes $158 of stock-based compensation expense recorded for the three months ended June 30, 2008 and excludes the awards subject to shareholder approval of the increase in the size of the Plan (defined below) being sought at the Company’s 2008 Annual Meeting of Stockholders to be held on September 4, 2008 (see Note 6).

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the three months ended June 30, 2007 and 2008, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the three months ended June 30, 2007 and 2008 amounted to $129 and $194, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  For the three months ended June 30, 2007 and 2008, unbilled receivables under such customized software development contracts aggregated $1,454 and $966, respectively.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected discounted cash flows. As of June 30, 2008, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  In June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) was charged to other expense.  Additional information related to the segments of the Company and its subsidiaries can be found in Note 9.  At June 30, 2008, the Company concluded that there was no impairment of goodwill.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.  At June 30, 2008, the Company concluded that there was no impairment of long-lived assets.

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

The Company has incurred net losses for each of the three months ended June 30, 2007 and 2008 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 2,882,243 shares and 3,385,070 shares, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

The Company uses an interest rate swap agreement (the “Interest Rate Swap”) (see Note 5) to limit exposure to changes in interest rates.  The Interest Rate Swap is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133").  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet.  Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that changes in value of its Interest Rate Swap should be recorded as a component of net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) at initial recognition and in all subsequent periods. Therefore, SFAS 157 nullifies the guidance in footnote 3 of the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 also amends SFAS 133 to remove the similar guidance to that in EITF 02-3, which was added by SFAS 155. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Any transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for the fiscal year in which SFAS 157 is initially applied.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.  The adoption of SFAS 157 did not have a material impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted provided the entity also elects to apply the provisions of

SFAS 157. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that SFAS 162 will have a material impact on its consolidated financial statements.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2008		As of June 30, 2008
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$50	$91	$51	$78
Exhibitor Install Notes	95	1,002	97	977
TIS Note	—	100	100	—
Other	13	27	13	24
	$158	$1,220	$261	$1,079

In March 2006, in connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of June 30, 2008, the outstanding balance of the Exhibitor Note was $129.

In connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of digital cinema projection systems (the “Systems”) in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of June 30, 2008, the aggregate outstanding balance of the Exhibitor Install Notes was $1,074.

Prior to the Company’s acquisition of ACS, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to ACS a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at ACS’s option, be converted into a 10% limited partnership interest in TIS.  As of June 30, 2008, the outstanding balance of the TIS Note was $100.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2008		As of June 30, 2008
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$540	$—	$367	$—
Boeing Note	450	—	—	—
First ACS Note	414	221	422	112
SilverScreen Note	113	20	106	—
Vendor Note	—	9,600	—	9,600
2007 Senior Notes	—	55,000	—	55,000
Other	50	—	15	—
GE Credit Facility	15,431	185,848	21,217	180,062
NEC Facility	—	—	32	166
	$16,998	$250,689	$22,159	$244,940

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW.  In March 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term.  During the three months ended June 30, 2008, the Company repaid principal of $173 on the HS Notes.  As of June 30, 2008, the outstanding principal balance of the HS Notes was $367.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date.  Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. During the three months ended June 30, 2008, the Company repaid principal of $450 and the Boeing Note was repaid in full.

In July 2006, in connection with the acquisition of ACS, the Company issued an 8% note payable in the principal amount of $1,204 (the “First ACS Note”) and an 8% note payable in the principal amount of $4,000 (the “Second ACS Note”), both in favor of the stockholders of ACS. The First ACS Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second ACS Note was payable on November

30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First ACS Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the three months ended June 30, 2008, the Company repaid principal of $100 on the First ACS Note.  As of June 30, 2008, the outstanding principal balance of the First ACS Note was $534.

Prior to the Company’s acquisition of ACS, ACS had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  During the three months ended June 30, 2008, the Company repaid principal of $28 on the SilverScreen Note.  As of June 30, 2008, the outstanding principal balance of the SilverScreen Note was $106.

In October 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 8.5% Senior Notes (the “One Year Senior Notes”) in the aggregate principal amount of $22,000 (the “October 2006 Private Placement”). The term of the One Year Senior Notes was one year and could be extended for up to two 90-day periods at the discretion of the Company if certain market conditions were met. Interest on the One Year Senior Notes would be paid on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company would issue shares of Class A Common Stock to the Purchasers as payment of interest owed under the One Year Senior Notes based on a formula (“Additional Interest”). The Company also entered into a registration rights agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the One Year Senior Notes at any time and from time to time. In August 2007, the One Year Senior Notes were repaid in full with a portion of the proceeds from the refinancing which closed in August 2007, which is discussed further below.

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of June 30, 2008, the outstanding balance of the Vendor Note was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior Notes is payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issues shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement were used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in Systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes have been registered for resale (see Note 6).  Under the  2007 Senior Notes the Company agreed (i) to limit its total indebtedness to an aggregate of $315,000 unless certain conditions are met and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  Additionally, under the 2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond the Company’s initial rollout of up to 4,000 Systems, if certain conditions are met.  As of June 30, 2008, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 7) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems has been funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. As of June 30, 2008, $201,279 was borrowed under the GE Credit Facility at a weighted average interest rate of 7.6%.

In August 2006, the GE Credit Facility was amended to allow borrowings by AccessIT DC to be in aggregate amounts not in exact multiples of $1,000.

Under the GE Credit Facility, as amended, AccessIT DC is required to maintain compliance with certain financial covenants. Material covenants include a leverage ratio, and an interest coverage ratio.  In September 2007, AccessIT DC entered into the third amendment with respect to the GE Credit Facility to (1) lower the interest reserve from 12 months to 9 months; (2) modify the definition of total equity ratio to count as capital contributions (x) up to $23,300 of permitted subordinated indebtedness and (y) up to $4,000 of previously paid and approved expenses that were incurred during the deployment of Systems; (3) change the leverage ratio covenant; (4) add a new consolidated senior leverage ratio covenant; and (5) change the consolidated fixed charge coverage ratio covenant.

At June 30, 2008, the Company was in compliance with these covenants.

In April 2008, AccessIT DC entered into the Interest Rate Swap, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, AccessIT DC will effectively pay a fixed rate of 7.3%, to guard against AccessIT DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 as required by the GE Credit Facility.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

The Interest Rate Swap did not qualify as a fair value hedge under SFAS No. 133, since the terms of the GE Credit Facility and the Interest Rate Swap agreement did not fully agree at inception.  Accordingly, all changes in the fair value of the Interest Rate Swap will be recorded to results of operations each period. Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party. As of June 30, 2008, the fair value of the Interest Rate Swap was $2,252.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to $2,000, repayments over a 47 month period, and interest at an annual rate of 8.25%.  As of June 30, 2008, AccessDM has borrowed $200 and the equipment purchased therewith is included in property and equipment within the condensed consolidated balance sheets as of June 30, 2008.  As of June 30, 2008, the outstanding principal balance of the NEC Credit Facility was $198.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.  As of June 30, 2008, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

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

In June 2007, the Company issued 74,947 and 72,104 shares of Class A Common Stock as Additional Interest and Interest Shares, respectively, pursuant to the One Year Senior Notes (see Note 5). The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on July 27, 2007, which was declared effective by the SEC on August 9, 2007.

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

In August 2007, the Company issued 105,715 shares of Class A Common Stock as Interest Shares pursuant to the One Year Senior Notes (see Note 5) for interest due up through the date refinanced.  The Company issued an additional 104,971 shares of Class A Common Stock as an inducement for certain holders of the One Year Senior Notes to invest in the August 2007 Private Placement and $686 was recorded as debt refinancing expense for the value of such shares.  The Company agreed to register the resale of all 210,686 shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the three months ended June 30, 2007 and 2008, the Company recorded $0 and $401 of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares of Class A Common Stock per quarter as Additional Interest (the “Minimum Additional Interest Shares”).  The Company has

estimated the value of the Minimum Additional Interest Shares to be $5,244 and is recording that amount over the 36 month term of the 2007 Senior Notes.  For the three months ended June 30, 2007 and 2008, the Company recorded $0 and $437 to interest expense in connection with the Minimum Additional Interest Shares.

In December 2007, March 2008 and June 2008, the Company issued 345,944, 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and the additional 500,000 shares registered on the registration statement on Form S-3 filed on May 6, 2008, which was declared effective by the SEC on June 30, 2008.  For the three months ended June 30, 2007 and 2008, the Company recorded $0 and $1,342 as non-cash interest expense in connection with the Interest Shares.

In April 2008, in connection with the acquisition of Managed Services in January 2004, the Company issued 15,219 shares of unregistered Class A Common Stock as additional purchase price based on subsequent performance of the business acquired.  The value of such shares was accrued for in the fiscal year ended March 31, 2008.  No additional purchase price will be payable in connection with the acquisition of Managed Services.

In April 2008, in connection with the acquisition of the Access Digital Server Assets by the Company in January 2006,  the Company issued 30,000 shares of unregistered Class A Common Stock as additional purchase price based on subsequent performance.  The value of such shares was accrued for in the fiscal year ended March 31, 2008.  No additional purchase price will be payable in connection with the acquisition of the Access Digital Server Assets.

In connection with the acquisition of The Bigger Picture in January 2007, The Bigger Picture entered into a services agreement (the “SD Services Agreement”) with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  The SD Services Agreement is on a month-to-month term and requires the Company to pay approximately $17 per month, of which 70% may be paid periodically in the form of AccessIT Class A Common Stock, at the Company’s option.  In June 2008, the Company issued 24,579 shares of unregistered Class A Common Stock with a value of $60 to SDE as partial payment for such services and resources.

ACCESSIT STOCK OPTION PLAN

Stock Options

AccessIT’s stock option plan (“the Plan”) provides for the issuance of options to purchase up to 2,200,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company intends to obtain shareholder approval to expand the size of the Plan to 3,700,000 shares of Class A Common Stock at the Company’s 2008 Annual Meeting of Stockholders to be held on September 4, 2008.

During the three months ended June 30, 2008, under the Plan, the Company granted stock options to purchase 5,500 shares of its Class A Common Stock to its employees at an exercise price of $3.87 per share.

The following table summarizes the activity of the Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2008	2,076,569	(1)	$6.68
Granted	5,500	(2)	3.87
Exercised	—		—
Cancelled	(23,750)		9.52
Balance at June 30, 2008	2,058,319		$6.65

(1)
As of March 31, 2008, there were no shares available for issuance under the Plan, due to the number of options and restricted stock currently outstanding along with historical option exercises.  An expansion of the number of shares issuable under the Plan is being sought at the Company’s 2008 Annual Meeting of Stockholders to be held on September 4, 2008.

(2)
Excludes an additional 320,003 stock options granted in March 2008 which are subject to shareholder approval of the increase in the size of the Plan being sought at the Company’s 2008 Annual Meeting of Stockholders to be held on September 4, 2008.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock awards.  During the three months ended June 30, 2008, the Company granted 723,700 restricted stock units.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards		Weighted Average Market Price Per Share
Balance at March 31, 2008	102,614		$3.78
Granted	—	(1)	—
Forfeitures	(3,334)		5.56
Balance at June 30, 2008	99,280		$3.72

(1)
Excludes 723,700 restricted stock units awarded in May 2008 which are subject to shareholder approval of the increase in the size of the Plan being sought at the Company’s 2008 Annual Meeting of Stockholders to be held on September 4, 2008.

ACCESSDM STOCK OPTION PLAN

As of December 31, 2006, AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the three months ended June 30, 2008, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2008	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at June 30, 2008	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of June 30, 2008, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2008	June 30, 2008
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
	1,227,471	1,227,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of June 30, 2008, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The August 2005 Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the August 2005 Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of June 30, 2008, all 760,196 of the August 2005 Warrants remained outstanding.

7.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC was able to order up to 4,000 Systems from Christie (the “Phase I Deployment”).

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

As of June 30, 2008, the Company has approximately $4,400 remaining to pay towards Systems installed and related installation costs in connection with AccessIT DC’s Phase I Deployment. AccessIT DC provided financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres (see Note 4).

Our subsidiary, ADM Cinema Corporation (“ADM Cinema”), was named as a defendant in an action filed on May 19, 2008 in the Supreme Court of the State of New York, County of Kings by Pavilion on the Park, LLC (“Landlord”).  Landlord is the owner of the premises located at 188 Prospect Park West, Brooklyn, New York, known as the Pavilion Theatre.  Pursuant to the relevant lease, ADM Cinema leases the Pavilion Theatre from Landlord and operates it as a movie theatre.  In the complaint, Landlord alleges that ADM Cinema has violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business and results of operations.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the three months ended June 30,
	2007	2008
Interest paid	$3,958	$4,689
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$12,797	$4,410
Deposits applied to equipment purchased from Christie	$8,513	—
Issuance of Class A Common Stock as additional purchase price for ACS	$512	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$—	$129
Issuance of Class A Common Stock as additional purchase price for Managed Services	$—	$82
Issuance of Class A Common Stock to SDE as payment for services and resources	$—	$60
Assets acquired under capital lease	$—	$92

For the three months ended June 30, 2007 and 2008, included in purchases of property and equipment on the condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $19,197 and $11,522, respectively.

9.	SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company is comprised of three primary reportable segments: Media Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization.  Future changes to this organization structure may result in changes to the reportable segments disclosed.

The Media Services segment consists of the following:

Operations of:	Products and services provided:
AccessIT DC and its subsidiary, Access Digital Cinema Phase 2 Corp. (“Phase 2 Corporation”)
Financing vehicles and administrators for the Company’s 3,723 Systems installed nationwide in AccessIT DC’s Phase I Deployment and AccessIT DC’s second digital cinema deployment (the “Phase II Deployment”) to motion picture exhibitors.
Collect VPFs from motion picture studios and distributors and ACFs from alternative content providers.

AccessIT SW	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.
DMS
Stores and distributes digital content to movie theatres and other venues having digital projection equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, video network origination and management services and a virtual booking center to outsource the booking and scheduling of satellite and fiber networks and provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners.

Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Pavilion Theatre	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.
ACS	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors.

The Other segment consists of the following:

Operations of:	Products and services provided:
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008,

100% of the revenues and expenses are being realized by FiberMedia.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

	As of June 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$494	$12,150	$—	$1	$12,645
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$305,527	$38,560	$1,245	$12,596	$357,928

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the three months ended June 30, 2007	$29,283	$260	$7	$4	$29,554
For the three months ended June 30, 2008	$12,297	$159	$—	$10	$12,466

	For the Three Months Ended June 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$11,013	$6,802	$331	$—	$18,146
Intersegment revenues	177	—	—	—	177
Total segment revenues	11,190	6,802	331	—	18,323
Less :Intersegment revenues	(177)	—	—	—	(177)
Total consolidated revenues	$11,013	$6,802	$331	$—	$18,146
Direct operating (exclusive of depreciation and amortization shown below)	1,888	4,128	190	—	6,206
Selling, general and administrative	1,691	2,596	47	1,224	5,558
Provision for doubtful accounts	8	178	—	—	186
Research and development	223	—	—	—	223
Stock-based compensation	52	15	—	20	87
Depreciation of property and equipment	5,571	431	105	18	6,125
Amortization of intangible assets	193	876	—	1	1,070
Total operating expenses	9,626	8,224	342	1,263	19,455
(Loss) income from operations	$1,387	$(1,422)	$(11)	$(1,263)	$(1,309)

	For the Three Months Ended June 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$14,652	$5,590	$328	$—	$20,570
Intersegment revenues	237	15	—	—	252
Total segment revenues	14,889	5,605	328	—	20,822
Less: Intersegment revenues	(237)	(15)	—	—	(252)
Total consolidated revenues	$14,652	$5,590	$328	$—	$20,570
Direct operating (exclusive of depreciation and amortization shown below)	1,945	3,633	219	—	5,797
Selling, general and administrative	1,153	1,951	55	1,674	4,833
Provision for doubtful accounts	(80)	108	—	—	28
Research and development	7	—	—	—	7
Stock-based compensation	26	21	—	111	158
Depreciation of property and equipment	7,631	421	66	17	8,135
Amortization of intangible assets	173	774	—	—	947
Total operating expenses	10,855	6,908	340	1,802	19,905
(Loss) income from operations	$3,797	$(1,318)	$(12)	$(1,802)	665

10.	SUBSEQUENT EVENTS

The Company has received a comment letter dated August 6, 2008 from the SEC relating to the Form 10-K, the Form 8-K filed by the Company on June 12, 2008 and the definitive proxy statement filed by the Company on July 28, 2008.  The Company is in the process of responding to such letter and resolving such comments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Access Integrated Technologies, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Form 10-K.

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

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000.  We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  We have three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  Our Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).

We have three reportable segments:  Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), Christie/AIX, Inc. (“AccessIT DC”), PLX Acquisition Corp., Core Technology Services, Inc. (“Managed Services”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 Corporation”).  The Content & Entertainment segment of our business is comprised of ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). Our Other segment consists of the operations of our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, the IDCs have been operated by FiberMedia, consisting of unrelated third parties (see Note 9), and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses of $6.8 million and $4.3 million in the three months ended June 30, 2007 and 2008, respectively, and we have an accumulated deficit of $105.0 million as of June 30, 2008. We anticipate that with the operations of AccessIT DC and DMS, our results of operations will improve. If we experience further significant growth, we expect our operating costs and general and administrative expenses will also increase for the foreseeable future, but as a lower percentage of revenue. In order to achieve and sustain profitable operations, we will need to generate more revenues than we have in prior years and we will need to obtain additional financing.

Results of Operations for the Three Months Ended June 30, 2007 and 2008

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2007	2008	Change
Revenues:
Media Services	$11,013	$14,652	33%
Content & Entertainment	6,802	5,590	(18)%
Other	331	328	(1)%
	$18,146	$20,570	13%

Revenues increased $2.4 million or 13%.  The increase in revenues was primarily due to a 40% increase in VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres, following the completion of our Phase I Deployment.  We also experienced a 35% increase in revenues from delivery of movies to digitally equipped theatres, due to the increase in the number of such theatres over the last year.  The gains were partially offset by a 17% decline in in-theatre advertising revenues, in the Content & Entertainment segment, mostly attributable to the elimination of various under performing customer contracts.  We also experienced a decline in software revenues, due to one-time license fees from our Theater Command Center software realized during the Phase I Deployment.  We expect these software license fees to resume upon either an anticipated further domestic deployment of Systems (“the Phase II Deployment”), or an international deployment of Systems. There were 2,692 Systems installed at June 30, 2007 compared to 3,723 Systems installed at June 30, 2008.  We expect revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our anticipated Phase II Deployment, due to the resultant VPFs and other revenue sources including content delivery and distribution of alternative content generated from digitally equipped movie theatres.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2007	2008	Change
Direct operating expenses:
Media Services	$1,888	$1,945	3%
Content & Entertainment	4,128	3,633	(12)%
Other	190	219	15%
Corporate	—	—	—
	$6,206	$5,797	(7)%

Direct operating expenses decreased $0.4 million or 7%.  The decrease was primarily related to reduced staffing levels and reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising in the Content & Entertainment segment. We expect direct operating expenses to decrease as compared to prior periods.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2007	2008	Change
Selling, general and administrative expenses:
Media Services	$1,691	$1,153	(32)%
Content & Entertainment	2,596	1,951	(25)%
Other	47	55	17%
Corporate	1,224	1,674	37%
	$5,558	$4,833	(13)%

Selling, general and administrative expenses decreased $0.7 million or 13%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment, offset by increased staffing costs and professional fees within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of June 30, 2007 and 2008 we had 350 and 270 employees, respectively, of which 49 and 50, respectively, were part-time employees and 85 and 55, respectively, were salespersons.  Due to reduced headcount levels primarily from the consolidation of sales territories in ACS, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to decrease as compared to prior periods.

Depreciation Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2007	2008	Change
Depreciation expense:
Media Services	$5,571	$7,631	37%
Content & Entertainment	431	421	(10)%
Other	105	66	(37)%
Corporate	18	17	(6)%
	$6,125	$8,135	33%

Depreciation expense increased $2.0 million or 33%.  The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Deployment.  The value of gross property and equipment increased by $68.0 million between June 30, 2007 and June 30, 2008.

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2007	2008	Change
Interest expense:
Media Services	$3,986	$4,538	14%
Content & Entertainment	407	264	(35)%
Other	—	—	—
Corporate	1,351	2,374	76%
	$5,744	$7,176	25%

Interest expense increased $1.4 million or 25%. Total interest expense included $4.6 million and $5.0 million of interest paid and accrued along with non-cash interest expense of $1.1 million and $2.2 million for the three months ended June 30, 2007 and 2008, respectively.  With the completion of our Phase I Deployment, and pending any Phase II Deployment related borrowings, we expect our interest expense to stabilize.  The decrease in interest expense within the Content & Entertainment segment related to reduced interest due to the repayment of an ACS term note with a portion of the proceeds from the 2007 Senior Notes in August 2007 (see Note 5).  The increase in non-cash interest was due to the value of the shares issued as payment of interest on the $55.0 million of 2007 Senior Notes (see Note 5), which were not outstanding at June 30, 2007.  Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

Change in fair value of interest rate swap

Interest rate swap income was $2.3 million for the three months ended June 30, 2008.  This represents AccessIT DC’s unrealized gain from the change in the fair value of the Interest Rate Swap entered into in April 2008 related to the GE Credit Facility (see Note 5).

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

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  Pursuant to the Credit Agreement, at any time prior to August 1, 2008, AccessIT DC may draw up to $217.0 million under the GE Credit Facility. As of June 30, 2008, $201.3 million was borrowed under the GE Credit Facility at a weighted average interest rate of 7.6%. We do not intend to make any further borrowings under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates and is non-recourse to the Company and its other subsidiaries.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of June 30, 2008, the outstanding balance of the Vendor Note was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of June 30, 2008, all shares issued to the holders of the 2007 Senior Notes have been registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit our total indebtedness to an aggregate of $315.0 million unless certain conditions are met and (ii) not to, and not to cause our subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  Additionally, under the  2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of June 30, 2008, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

As of June 30, 2008, AccessIT DC has approximately $4.4 million remaining to pay for Systems installed and related installation costs in connection with AccessIT DC’s Phase I Deployment.

As of June 30, 2008, we had cash and cash equivalents of $25.0 million and our working capital was $12.9 million.

Operating activities used net cash of $0.1 million for the three months ended June 30, 2007, and provided net cash of $8.8 million for the three months ended June 30, 2008.  The increase in cash provided by operating activities was primarily due to the decreased net loss and an increase of adjustments not requiring cash, such as depreciation and amortization and non-cash interest along with increased collections of outstanding accounts receivable offset by increased payments for accounts payable and accrued expenses.

Investing activities used net cash of $36.3 million and $12.7 million for the three months ended June 30, 2007 and 2008, respectively. The decrease was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007. We expect investing activities to continue to use cash for the remaining payments due on Systems purchased for AccessIT DC’s Phase I Deployment.  If and when a Phase II Deployment begins, we would expect an increase in capital expenditures resulting in an increase in cash used by investing activities.

Financing activities provided net cash of $35.2 million for the three months ended June 30, 2007 due to the proceeds from the GE Credit Facility and the Christie Note (see Note 5).  Financing activities used net cash of $0.7 million for the three months ended June 30, 2008 due to principal repayments on various notes payable (see Note 5).  Financing activities are expected to start using net cash for principal repayments on the GE Credit Facility, which begin in August 2008.  Although we have engaged a third-party investment banking firm to assist us in seeking to refinance the GE Credit Facility and to finance the planned Phase II Deployment, the terms of any such refinancing or financing have not yet been determined.  If and when a Phase II Deployment begins, we expect an increase in cash provided by financing activities for borrowings under a financing that we intend to enter into in connection with the Phase II Deployment.  Our Phase II Deployment would require the purchase of up to 10,000 digital cinema projection systems, which together with installation and related costs, could aggregate approximately $700 million.  The cost of such equipment is expected to be funded with a combination of long term debt and payments from exhibitors and other third parties.

We have contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, a non-cancelable long-term capital lease obligations for the Pavilion Theatre and computer network equipment for ACS, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of June 30, 2008 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Long-term debt (1)	$75,361	$2,982	$57,356	$2,167	$12,856
Credit facilities	252,787	35,356	76,563	79,880	60,988
Capital lease obligations	16,219	1,164	2,325	2,266	10,464
Debt-related obligations, including interest	$344,367	$39,502	$136,244	$84,313	$84,308

Operating lease obligations (2)	10,373	3,236	3,665	1,657	1,815
Theatre agreements	24,489	5,609	5,942	4,489	8,449
Obligations included in operating expenses	$34,862	$8,845	$9,607	$6,146	$10,264

Purchase obligations	1,141	1,141	—	—	—
Total	$380,370	$49,488	$145,851	$90,459	$94,572

(1)	Excludes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.
(2)
Includes operating lease agreements for the IDCs now operated by FiberMedia, consisting of unrelated third parties (see Note 9), which total aggregates to $7.9 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the 2007 Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2007 Senior Notes and the Credit Agreement with GECC may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We may attempt to raise additional capital from various sources for working capital as necessary, but there is no assurance that such financing will be completed as contemplated or under terms acceptable to us, or our existing shareholders. Failure to generate additional revenues, raise additional capital, meet our financial covenants or other obligations under our Credit Agreement with GECC or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Our management believes that the cash on hand and cash receipts from existing operations will be sufficient to permit us to meet our obligations through June 30, 2009.

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

Subsequent Events

We have received a comment letter dated August 6, 2008 from the SEC relating to the Form 10-K, our Form 8-K filed on June 12, 2008 and our definitive proxy statement filed on July 28, 2008.  We are in the process of responding to such letter and resolving such comments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our GE Credit Facility and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate.  As of June 30, 2008, $201.3 million was borrowed under the GE Credit Facility at a weighted average interest rate of 7.6%.

Pursuant to the GE Credit Facility, AccessIT DC was required to enter into some form, or combination, of interest rate swap agreements, cap agreements, collar agreements and insurance (“Interest Rate Contracts”) and thereafter maintain Interest Rate Contracts on terms and with counter-parties reasonably satisfactory to GECC until August 2013 for an amount equal to at least 50% of the aggregate principal amount outstanding at August 1, 2008.  These Interest Rate Contracts will provide protection against fluctuation of interest rates.  In April 2008, AccessIT DC entered into an Interest Rate Swap also known as an “arranged hedge transaction” or "synthetic fixed rate financing", with a counterparty for approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180 million.  Under the Interest Rate Swap, AccessIT DC will effectively pay a fixed rate of 7.3%, to guard against AccessIT DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which will take effect commencing August 1, 2008 as required by the GE Credit Facility.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

Our customer base is primarily composed of businesses throughout the United States.  We routinely assess the financial strength of our customers and the status of our accounts receivable and, based upon factors surrounding the credit risk, we establish an allowance, if required, for uncollectible accounts and, as a result, we believe that our accounts receivable credit risk exposure beyond such allowance is limited.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, ADM Cinema Corporation (“ADM Cinema”), was named as a defendant in an action filed on May 19, 2008 in the Supreme Court of the State of New York, County of Kings by Pavilion on the Park, LLC (“Landlord”).  Landlord is the owner of the premises located at 188 Prospect Park West, Brooklyn, New York, known as the Pavilion Theatre.  Pursuant to the relevant lease, ADM Cinema leases the Pavilion Theatre from Landlord and operates it as a movie theatre.

In the complaint, Landlord alleges that ADM Cinema has violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business and results of operations.

ITEM 1A. RISK FACTORS

The information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in the Form 10-K, should be carefully reviewed and considered. There have been no material changes from the factors disclosed in the Form 10-K for the fiscal year ended March 31, 2008, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Form 10-K, in April 2008, in connection with the acquisition of Managed Services in January 2004, we issued 15,219 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance of the business acquired.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As previously reported in the Form 10-K, in April 2008, in connection with the acquisition of the Access Digital Server Assets, we issued 30,000 shares of unregistered Class A Common Stock as additional purchase price based on the subsequent performance.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act.

In connection with the acquisition of The Bigger Picture in January 2007, The Bigger Picture entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  In June 2008, we issued 24,579 shares of unregistered Class A Common Stock to SDE as partial payment for such services and resources.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act.

On June 30, 2008, pursuant to the 2007 Senior Notes (see Note 5), the Company issued 635,847 shares of Class A Common Stock to the Purchasers of the 2007 Senior Notes as Interest Shares in payment of the quarterly interest due June 30, 2008 on the 2007 Senior Notes. The Company elected to pay the quarterly interest due June 30, 2008 in 635,847 shares of its Class A Common Stock.  The Company agreed to register the resale of these shares of Class A Common Stock with the SEC. The Company filed a registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and a registration statement on Form S-3 for the issuance of an additional 500,000 shares of its Class A Common Stock on May 6, 2008, which was declared effective by the SEC on June 30, 2008.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 32 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.
(Registrant)

Date:	August 11, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 11, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.