Form 10-K/A
period 2008-03-31
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-09-11
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

As of September 9, 26,797,817 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders held on September 4, 2008.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended March 31, 2008 of Access Integrated Technologies, Inc., as amended by Amendment No. 1 on Form 10-K/A filed on June 26, 2008 (the “Form 10-K”), is being filed solely to (i) include information that had been inadvertently omitted in Note 10 to the Consolidated Financial Statements and (ii) amend the Exhibit Index to (x) include Exhibit 24.2, Substitution of Power of Attorney, and (y) include references to Exhibits 2.5, 2.16, 4.3, 4.32, 10.45, 10.46, 10.47, 10.49, 10.50, 10.52.1, 10.52.2 and 10.53 that portions of such exhibits are subject to confidential treatment.  No other changes to the Form 10-K are included in this Amendment.

ACCESS INTEGRATED TECHNOLOGIES, INC.
TABLE OF CONTENTS

		Page

ITEM 8.	Financial Statements and Supplementary Data	1
ITEM 15.	Exhibits, Financial Statement Schedules	2

SIGNATURES		3

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$1,443	$17,984	$—	$5	$19,432
Total goodwill	$4,529	$8,720	$—	$—	$13,249
Total assets	$243,186	$48,707	$1,239	$8,595	$301,727

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the fiscal year ended March 31, 2006	$15,961	$863	$505	$63	$$17,392
For the fiscal year ended March 31, 2007	$115,934	$1,578	$1,027	$63	$$118,602
For the fiscal year ended March 31, 2008	$75,491	$642	$13	$31	$$76,177

	For the Fiscal Year Ended March 31, 2006
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$6,519	$4,944	$5,332	$—	$16,795
Intersegment revenues	209	—	149	—	358
Total segment revenues	6,728	4,944	5,481	—	17,153
Less :Intersegment revenues	(209)	—	(149)	—	(358)
Total consolidated revenues	$6,519	$4,944	$5,332	$—	$16,795

Direct operating (exclusive of depreciation and amortization shown below)	4,118	3,762	3,670	—	11,550
Selling, general and administrative	3,690	204	50	4,943	8,887
Provision for doubtful accounts	18	—	168	—	186
Research and development	300	—	—	—	300
Stock-based compensation	—	—	—	—	—
Loss on disposition of assets	—	—	—	—	—
Impairment of intangible asset	—	—	—	—	—
Depreciation of property and equipment	2,469	463	700	61	3,693
Amortization of intangible assets	734	5	555	14	1,308
Total operating expenses	11,329	4,434	5,143	5,018	25,924
(Loss) income from operations	$(4,810)	$510	$189	$(5,018)	$(9,129)

	For the Fiscal Year Ended March 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$23,023	$20,105	$3,982	$—	$47,110
Intersegment revenues	1,120	—	266	—	1,386
Total segment revenues	24,143	20,105	4,248	—	48,496
Less :Intersegment revenues	(1,120)	—	(266)	—	(1,386)
Total consolidated revenues	$23,023	$20,105	$3,982	$—	$47,110

Direct operating (exclusive of depreciation and amortization shown below)	8,018	10,043	4,153	—	22,214
Selling, general and administrative	5,738	6,030	534	6,263	18,565
Provision for doubtful accounts	234	564	50	—	848
Research and development	330	—	—	—	330
Stock-based compensation	127	10	33	2,750	2,920
Loss on disposition of assets	—	—	2,561	—	2,561
Impairment of intangible asset	—	—	—	—	—
Depreciation of property and equipment	12,524	1,168	938	69	14,699
Amortization of intangible assets	752	1,998	—	23	2,773
Total operating expenses	27,723	19,813	8,269	9,105	64,910
(Loss) income from operations	$(4,700)	$292	$(4,287)	$(9,105)	$(17,800)

	For the Fiscal Year Ended March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$53,917	$25,767	$1,300	$—	$80,984
Intersegment revenues	734	—	—	—	734
Total segment revenues	54,651	25,767	1,300	—	81,718
Less :Intersegment revenues	(734)	—	—	—	(734)
Total consolidated revenues	$53,917	$25,767	$1,300	$—	$80,984

Direct operating (exclusive of depreciation and amortization shown below)	8,938	16,749	882	—	26,569
Selling, general and administrative	6,137	9,377	215	7,441	23,170
Provision for doubtful accounts	586	810	—	—	1,396
Research and development	162	—	—	—	162
Stock-based compensation	266	65	—	122	453
Loss on disposition of assets	—	—	—	—	—
Impairment of intangible asset	—	1,588	—	—	1,588
Depreciation of property and equipment	27,046	1,748	423	68	29,285
Amortization of intangible assets	777	3,509	—	4	4,290
Total operating expenses	43,912	33,846	1,520	7,635	86,913
(Loss) income from operations	$10,005	$(8,079)	$(220)	$(7,635)	$(5,929)

11.	RELATED PARTY TRANSACTIONS

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

(a)(1) Financial Statements
See Index to Financial Statements on page 1 herein.
(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 5 herein.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:	September 11, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	September 11, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	September 11, 2008
A. Dale Mayo	and Chairman of the Board of Directors (Principal Executive Officer)

*	Senior Vice President - Facilities	September 11, 2008
Kevin J. Farrell	and Director

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	September 11, 2008
Gary S. Loffredo	Secretary and Director

/s/ Brian D. Pflug	Senior Vice President - Accounting and Finance	September 11, 2008
Brian D. Pflug	(Principal Financial & Accounting Officer)

*	Director	September 11, 2008
Wayne L. Clevenger

*	Director	September 11, 2008
Gerald C. Crotty

*	Director	September 11, 2008
Robert Davidoff

*	Director	September 11, 2008
Matthew W. Finlay

*	Director	September 11, 2008
Robert E. Mulholland

*By:	/s/ Gary S. Loffredo
Gary S. Loffredo, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

1.1	--	Form of Underwriting Agreement between the Company and the underwriter to the Company’s November 10, 2003 Public Offering. (1)
2.1	--	Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2	--	[Intentionally omitted]
2.3	--	Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4	--	Stock Purchase Agreement, dated as of December 22, 2003, among the Company, Core Technologies, Inc. and Erik B. Levitt. (4)
2.5	--
Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers.  (25)
(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC )

2.6	--	[Intentionally omitted]
2.7	--	[Intentionally omitted]
2.8	--	[Intentionally omitted]
2.9	--
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
Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (22) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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
Form of Note to be issued  to purchaser pursuant to the Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers.  (25) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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
Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $4,000,000.00. (22) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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
Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (14) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.46	--
Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (14) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.47	--
Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (14) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.48	--	Placement Agency Agreement, dated as of January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (17)
10.49	--
Digital Cinema Deployment Agreement, dated as of October 25, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (18) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.50	--
Master License Agreement, dated as of December 16, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (18)
(confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.51	--
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
Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (21) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.52.2	--
Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (21) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.53	--
Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (22) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

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

10.53.3	--
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.  (27)

10.54	--	Credit Agreement, dated as of December 29, 2005, by and between UniqueScreen Media, Inc. and Excel Bank Minnesota, as amended on March 10, 2006 and July 25, 2006. (22)
21.1	--	List of Subsidiaries (previously filed).
23.1	--	Consent of Eisner LLP.*
24.1	--	Powers of Attorney (previously filed).
24.2	--	Substitution of Power of Attorney, dated June 26, 2008.*
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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