Form 10-Q
period 2008-09-30
ACCESS INTEGRATED TECHNOLOGIES INC
filed 2008-11-07
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of November 6, 2008, 26,832,651 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2008	September 30, 2008
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$29,655	$23,147
Accounts receivable, net	21,494	17,309
Unbilled revenue, current portion	6,393	5,263
Deferred costs, current portion	3,859	3,807
Prepaid and other current assets	1,316	2,851
Note receivable, current portion	158	280
Total current assets	62,875	52,657

Property and equipment, net	269,031	254,265
Intangible assets, net	13,592	11,744
Capitalized software costs, net	2,777	2,898
Goodwill	14,549	14,549
Deferred costs, net of current portion	6,595	5,360
Unbilled revenue, net of current portion	2,075	1,887
Note receivable, net of current portion	1,220	1,037
Security deposits	408	425
Accounts receivable, net of current portion	299	299
Restricted cash	255	255
Fair value of interest rate swap	—	1,565
Total assets	$373,676	$346,941

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2008	September 30, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$25,213	$11,335
Current portion of notes payable	16,998	24,320
Current portion of deferred revenue	6,204	5,797
Current portion of customer security deposits	333	354
Current portion of capital leases	89	123
Total current liabilities	48,837	41,929

Notes payable, net of current portion	250,689	238,609
Capital leases, net of current portion	5,814	5,819
Deferred revenue, net of current portion	283	283
Customer security deposits, net of current portion	46	34
Total liabilities	305,669	286,674

Commitments and contingencies (see Note 7)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 and 65,000,000 shares authorized at March 31, 2008 and September 30, 2008, respectively; 26,143,612 and 26,884,091 shares issued and 26,092,172 and 26,832,651 shares outstanding at March 31, 2008 and September 30, 2008, respectively	26	27
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding at March 31, 2008 and September 30, 2008, respectively	1	1
Additional paid-in capital	168,844	171,684
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(100,692)	(111,273)
Total stockholders’ equity	68,007	60,267
Total liabilities and stockholders’ equity	$373,676	$346,941

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2008	2007	2008
Revenues	$19,466	$21,849	$37,612	$42,419

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	6,984	6,732	13,190	12,529
Selling, general and administrative	5,479	4,187	11,037	9,020
Provision for doubtful accounts	184	145	370	173
Research and development	100	93	323	100
Stock-based compensation	112	200	199	358
Depreciation of property and equipment	6,805	8,133	12,930	16,268
Amortization of intangible assets	1,069	901	2,139	1,848
Total operating expenses	20,733	20,391	40,188	40,296
(Loss) income from operations	(1,267)	1,458	(2,576)	2,123
Interest income	405	99	726	223
Interest expense	(7,083)	(6,990)	(12,827)	(14,166)
Debt refinancing expense	(1,122)	—	(1,122)	—
Other expense, net	(190)	(176)	(301)	(326)
Change in fair value of interest rate swap	—	(687)	—	1,565
Net loss	$(9,257)	$(6,296)	$(16,100)	$(10,581)

Net loss per Class A and Class B common share - basic and diluted	$(0.37)	$(0.23)	$(0.64)	$(0.39)

Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	25,338,550	27,536,371	25,050,081	27,202,593

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended September 30,
	2007	2008
Cash flows from operating activities
Net loss	$(16,100)	$(10,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment	47	79
Depreciation of property and equipment and amortization of intangible assets	15,069	18,116
Amortization of software development costs	295	387
Amortization of debt issuance costs included in interest expense	718	749
Provision for doubtful accounts	370	173
Stock-based compensation	199	358
Non-cash interest expense	2,181	3,018
Debt refinancing expense	1,122	—
Change in fair value of interest rate swap	—	(1,565)
Changes in operating assets and liabilities:
Accounts receivable	(1,921)	4,012
Unbilled revenue	(3,554)	1,318
Prepaids and other current assets	(282)	(1,535)
Other assets	(82)	150
Accounts payable and accrued expenses	(1,633)	943
Deferred revenue	1,566	(407)
Other liabilities	209	9
Net cash (used in) provided by operating activities	(1,796)	15,224

Cash flows from investing activities
Purchases of property and equipment	(43,656)	(16,008)
Deposits paid for property and equipment	(14,600)	—
Additions to capitalized software costs	(537)	(508)
Acquisition of UniqueScreen Media, Inc.	(121)	—
Acquisition of The Bigger Picture	(15)	—
Additional purchase price for EZZI.net	(35)	—
Maturities and sales of available-for-sale securities	4,000	—
Purchase of available-for-sale securities	(4,000)	—
Net cash used in investing activities	(58,964)	(16,516)

Cash flows from financing activities
Repayment of notes payable	(11,762)	(1,100)
Proceeds from notes payable	51,491	200
Repayment of credit facilities	—	(3,858)
Proceeds from credit facilities	46,247	—
Payments of debt issuance costs	(2,208)	(368)
Principal payments on capital leases	(36)	(53)
Costs associated with issuance of Class A common stock	(30)	(37)
Net proceeds from issuance of Class A common stock	35	—
Net cash provided by (used in) financing activities	83,737	(5,216)
Net increase (decrease) in cash and cash equivalents	22,977	(6,508)
Cash and cash equivalents at beginning of period	29,376	29,655
Cash and cash equivalents at end of period	$52,353	$23,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. (“AccessIT”, and collectively with its subsidiaries, the “Company”) was incorporated in Delaware on March 31, 2000.  The Company provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  The Company has three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned the Company at what the Company believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  The Company’s Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  The Company’s Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Additional information related to the Company’s reporting segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and through the current period, and until recently, has used cash in operating activities, and has an accumulated deficit of $111,273 as of September 30, 2008. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future. Certain of the Company’s costs could be reduced if the Company’s working capital requirements increased. Based on the Company’s cash position at September 30, 2008, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through September 30, 2009. The Company is seeking to raise additional capital to refinance certain outstanding debt, and also for equipment requirements related to the Company’s second digital cinema deployment (the “Phase II Deployment”) or for working capital as necessary. Although the Company has recently entered into certain agreements related to the Phase II Deployment (see Note 10), there is no assurance that such financings will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

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

The Company’s unaudited condensed consolidated financial statements include the accounts of AccessIT, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”),  Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC Corp”). AccessDM and AccessIT Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its long-lived assets, intangible assets and goodwill, the valuation of deferred tax assets, the valuation of assets acquired and liabilities assumed in purchase business combinations, stock-based compensation expense, revenue recognition and capitalization of software development costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in AccessIT’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on June 16, 2008 and as amended on June 26, 2008 and on September 11, 2008 (the “Form 10-K”).

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Virtual print fees (“VPFs”) and alternative content fees (“ACFs”).	Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).
Software multi-element licensing arrangements, software maintenance contracts, and professional consulting services, which includes systems implementation, training, and other professional services, delivery revenues via satellite and hard drive, data encryption and preparation fee revenues, satellite network monitoring and maintenance fees.
Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”
Custom software development services.	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”)
Customer licenses and application service provider (“ASP Service”) agreements.	SAB No. 104

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC according to a fixed fee schedule, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment (the “Systems”) installed in movie theatres.  AccessIT DC is entitled to one VPF for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as AccessIT DC's performance obligation has been substantially met at that time.

ACFs are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to AccessIT DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

For software multi-element licensing arrangements that do not require significant production, modification or customization of the licensed software, revenue is recognized for the various elements as follows: Revenue for the licensed software element is recognized upon delivery and acceptance of the licensed software product, as that represents the culmination of the earnings process and the Company has no further obligations to the customer, relative to the software license. Revenue earned from consulting services is recognized upon the performance and completion of these services. Revenue earned from annual software maintenance is recognized ratably over the maintenance term (typically one year).

Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting in accordance with SOP 81-1.

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

Movie theatre admission and concession revenues are generated at the Company’s nine-screen digital movie theatre, the Pavilion Theatre. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company’s performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of purchase.

ACS has contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. ACS then contracts with businesses of various types to place their advertisements in select theatre locations, designs the advertisement, and places it on-screen for specific periods of time, generally ranging from three to twelve months.  Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related in-theatre advertising is displayed, pursuant to the specific terms of each advertising contract. ACS has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the a in-theatre advertising is displayed.

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

Distribution fee revenue is recognized for the theatrical distribution of third party feature films and alternative content at the time of exhibition based on the Bigger Picture’s participation in box office receipts.  The Bigger Picture has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Other

Other revenues, attributable to the Access Digital Server Assets, were generated as follows:

Revenues consist of:	Accounted for in accordance with:
Hosting and network access fees.	SAB No. 104

Since May 1, 2007, the Company’s internet data centers (“IDCs”) have been operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

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

For the three months ended September 30, 2007 and 2008, the Company recorded stock-based compensation expense of $112 and $200, respectively, and $199 and $358, for the six months ended September 30, 2007 and 2008, respectively.  The Company has estimated that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock will be approximately $1,000 in fiscal 2009, which includes the awards which were subject to shareholder approval of the increase in the size of AccessIT’s equity incentive plan.  Shareholder approval was obtained at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008 (see Note 6).

The weighted-average grant-date fair value of options granted during the six months ended September 30, 2007 and 2008 was $4.91 and $0.58, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2008 was approximately $25 and $0, respectively.  There were no options exercised during the six months ended September 30, 2008.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30		For the Six Months Ended September 30,
	2007	2008	2007	2008
Range of risk-free interest rates	4.4-5.1%	2.7-4.4%	4.3-5.2%	2.5-5.2%
Dividend yield	—	—	—	—
Expected life (years)	10	5	10	5
Range of expected volatilities	52.6-53.1%	52.6-58.7%	52.6-57.1%	52.5-58.7%

The risk-free interest rate used in the Black-Scholes option pricing model for options granted under the AccessIT’s equity incentive plan is the historical yield on U.S. Treasury securities with equivalent remaining lives.  The Company does not currently anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model. The Company estimates the expected life of options granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options. The Company estimates expected volatility for options granted under the AccessIT’s equity incentive plan based on a measure of historical volatility in the trading market for the Company’s shares of Class A Common Stock.

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the six months ended September 30, 2007 and 2008, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the three and six months ended September 30, 2008 amounted to $193 and $387, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  At September 30, 2007 and 2008, unbilled receivables under such customized software development contracts aggregated $1,406 and $985, respectively, which is included in unbilled revenue in the consolidated balance sheets.

BUSINESS COMBINATIONS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill.  During the six months ended September 30, 2008, the Company did not enter into any business combinations.

GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”) which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with SFAS No. 142. The Company tests its goodwill for impairment in accordance with the applicable accounting literature annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company reviews the value of our fixed assets and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The Company estimates the fair value of goodwill and intangible assets resulting from business combinations, by reference to estimates of the discounted future cash flows of the associated products and services and by referencing the market multiples of identified peer group companies. It is possible that the estimates and assumptions used in assessing the carrying value of these assets, such as future sales and expense levels, may need to be reevaluated in the case of continued market deterioration, which could result in impairment of these assets.  During the six months ended September 30, 2007 and 2008, no impairment charge was recorded.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.  During the six months ended September 30, 2008, no impairment charge for long-lived assets was recorded.

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

The Company has incurred net losses for each of the three and six months ended September 30, 2007 and 2008 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 2,873,943 shares and 4,360,882 shares as of September 30, 2007 and 2008, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVES

In April 2008, the Company executed an interest rate swap agreement (the “Interest Rate Swap”) (see Note 5) to limit the Company’s exposure to changes in interest rates.  The Interest Rate Swap is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133").  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet.  Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that changes in value of its Interest Rate Swap should be recorded as a component of net income or loss (see Note 5).

Fair Value of Financial Instruments

On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Financial Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3
Cash and cash equivalents	$23,147	$—	$—
Interest rate swap	—	1,565	—
Total	$23,147	$1,565	$—

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) FAS 157-1 and FSP FAS 157-2. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.  The adoption of SFAS 157 did not have a material impact the Company’s consolidated financial statements (see Note 2).

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

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will have an impact on the Company’s consolidated financial statements related to any future acquisitions.

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2008		As of September 30, 2008
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$50	$91	$52	$64
Exhibitor Install Notes	95	1,002	115	952
TIS Note	—	100	100	—
Other	13	27	13	21
	$158	$1,220	$280	$1,037

In March 2006, in connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of September 30, 2008, the outstanding balance of the Exhibitor Note was $116.

In connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of digital cinema projection systems (the “Systems”) in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of September 30, 2008, the aggregate outstanding balance of the Exhibitor Install Notes was $1,067.

Prior to the Company’s acquisition of ACS, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to ACS a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at ACS’s option, be converted into a 10% limited partnership interest in TIS.  As of September 30, 2008, the outstanding balance of the TIS Note was $100.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2008		As of September 30, 2008
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$540	$—	$191	$—
Boeing Note	450	—	—	—
First ACS Note	414	221	431	—
SilverScreen Note	113	20	77	—
Vendor Note *	—	9,600	—	9,600
2007 Senior Notes	—	55,000	—	55,000
Other	50	—	15	—
GE Credit Facility *	15,431	185,848	23,566	173,855
NEC Facility	—	—	40	154
	$16,998	$250,689	$24,320	$238,609

* The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW.  In March 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term.  During the six months ended September 30, 2008, the Company repaid principal of $349 on the HS Notes.  As of September 30, 2008, the outstanding principal balance of the HS Notes was $191.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date.  Interest was being imputed, at a rate of 12%, over the term of the Boeing Note, and was charged to non-cash interest expense. In April 2008, the Company repaid principal of $450 and the Boeing Note was repaid in full.

In July 2006, in connection with the acquisition of ACS, the Company issued an 8% note payable in the principal amount of $1,204 (the “First ACS Note”) and an 8% note payable in the principal amount of $4,000 (the “Second ACS Note”), both in favor of the stockholders of ACS. The First ACS Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second ACS Note was payable on November 30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First ACS Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the six months ended September 30, 2008, the Company repaid principal of $204 on the First ACS Note.  As of September 30, 2008, the outstanding principal balance of the First ACS Note was $431.

Prior to the Company’s acquisition of ACS, ACS had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  During the six months ended September 30, 2008, the Company repaid principal of $56 on the SilverScreen Note.  As of September 30, 2008, the outstanding principal balance of the SilverScreen Note was $77.

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

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of September 30, 2008, the outstanding principal balance of the Vendor Note was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior Notes is payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issues shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement were used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in Systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes have been registered for resale (see Note 6).  Under the  2007 Senior Notes the Company agreed (i) to limit its total indebtedness to an aggregate of $315,000 unless certain conditions are met, however, these conditions have been met and the $315,000 limit no longer applies and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  Interest expense on the 2007 Senior Notes for the three and six months ended September 30, 2008 amounted to $1,375 and $2,717, respectively.  As of September 30, 2008, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 7) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems has been funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the

Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. During the six months ended September 30, 2008, the Company repaid principal of $3,858 on the GE Credit Facility.  As of September 30, 2008, the outstanding principal balance of the GE Credit Facility was $197,421 at a weighted average interest rate of 7.3%.

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

At September 30, 2008, the Company was in compliance with these covenants.

In April 2008, AccessIT DC executed the Interest Rate Swap, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, AccessIT DC will effectively pay a fixed rate of 7.3%, to guard against AccessIT DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

The Interest Rate Swap did not qualify as a fair value hedge under SFAS No. 133, since the terms of the GE Credit Facility and the Interest Rate Swap agreement did not fully agree at inception.  Accordingly, all changes in the fair value of the Interest Rate Swap will be recorded to results of operations each period starting in April 2008. Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party.  As of September 30, 2008, the fair value of the Interest Rate Swap was $1,565 and a loss of $687 was recorded in the consolidated statement of operations for the three months ended September 30, 2008.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveTM product offering.  The NEC Facility provides for maximum borrowings of up to $2,000, repayments over a 47 month period, and interest at an annual rate of 8.25%.  As of September 30, 2008, AccessDM has borrowed $200 and the equipment purchased therewith is included in property and equipment within the condensed consolidated balance sheets as of September 30, 2008.  As of September 30, 2008, the outstanding principal balance of the NEC Credit Facility was $194.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.  As of September 30, 2008, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

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

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the three months ended September 30, 2007 and 2008, the Company recorded $0 and $401, respectively, of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares of Class A Common Stock per quarter as Additional Interest (the “Minimum Additional Interest Shares”).  The Company has estimated the value of the Minimum Additional Interest Shares to be $5,244 and is recording that amount over the 36 month term of the 2007 Senior Notes.  For the three months ended September 30, 2007 and 2008, the Company recorded $0 and $437, respectively, to interest expense in connection with the Minimum Additional Interest Shares.

In December 2007, March 2008 and June 2008, the Company issued 345,944, 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares previously registered for resale on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and part of an additional 500,000 shares that were registered on the registration statement on Form S-3 to register the resale by selling stockholders of an additional   500,000 shares of Class A Common Stock for future interest payments on the 2007 Senior Notes, which was filed on May 6, 2008, and was declared effective by the SEC on June 30, 2008.   An additional 750,000 shares were included on the registration statement on Form S-3 to register the resale by selling stockholders of an additional 750,000 shares of Class A Common Stock for future interest payments on the 2007 Senior Notes, which was filed on September 12, 2008.  For the six months ended September 30, 2007 and 2008, the Company recorded $360 and $1,342, respectively, as non-cash interest expense in connection with the Interest Shares.

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

In connection with the acquisition of The Bigger Picture in January 2007, The Bigger Picture entered into a services agreement (the “SD Services Agreement”) with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  The SD Services Agreement is on a month-to-month term and requires the Company to pay approximately $17 per month, of which 70% may be paid periodically in the form of AccessIT Class A Common Stock, at the Company’s option.  In June 2008 and September 2008, the Company issued 24,579 and 22,010 shares of unregistered Class A Common Stock with a value of $60 and $33, respectively, to SDE as partial payment for such services and resources.

In September 2008, the Company amended its Fourth Amended and Restated Certificate of Incorporation to designate as Class A Common Stock  the 25,000,000 shares of undesignated common stock.

In September 2008, the Company issued 12,824 shares of Class A Common Stock for restricted stock awards that vested.

ACCESSIT EQUITY INCENTIVE PLAN

Stock Options

AccessIT’s equity incentive plan (“the Plan”) provides for the issuance of options and other equity-based awards to purchase up to 2,200,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained shareholder approval to expand the size of the Plan to 3,700,000 shares of Class A Common Stock at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.

During the six months ended September 30, 2008, under the Plan, the Company granted stock options to purchase 5,500 and 320,003 shares of its Class A Common Stock to its employees at an exercise price of $3.87 and $3.25 per share, respectively.  As of September 30, 2008, the weighted average exercise price for outstanding stock options is $6.13 and the weighted average remaining contractual life is 7 years.

The following table summarizes the activity of the Plan:

	Shares Under Option		Weighted Average Fair Value Per Share
Balance at March 31, 2008	2,076,569	(1)	$4.77
Granted	325,503	(2)	.58
Exercised	—		—
Forfeited	(67,750)		6.80
Balance at September 30, 2008	2,334,322		$4.13

(1)
As of March 31, 2008, there were no shares available for issuance under the Plan, due to the number of options and restricted stock currently outstanding along with historical option exercises.  An expansion of the number of shares issuable under the Plan was obtained at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.

(2)
Includes an additional 320,003 stock options granted in March 2008 which were subject to shareholder approval.  Shareholder approval was obtained at the Company’s 2008 Annual Meeting of Stockholders, held on September 4, 2008.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock awards.  During the six months ended September 30, 2008, the Company granted 723,700 restricted stock units.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Fair Value Per Share
Balance at March 31, 2008	102,614	$3.78
Granted	723,700 (1)	1.66
Vested	(12,824)	5.56
Forfeitures	(14,401)	2.85
Balance at September 30, 2008	799,089	$1.85

(1)
Represents restricted stock units awarded in May 2008 which were subject to shareholder approval.  Shareholder approval was obtained at the Company’s 2008 Annual Meeting of Stockholders, held on September 4, 2008.

ACCESSDM STOCK OPTION PLAN

AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the six months ended September 30, 2008, there were no AccessDM options granted.  As of September 30, 2008, the weighted average exercise price for outstanding stock options is $0.95 and the weighted average remaining contractual life is 5.3 years.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Fair Value Per Share
Balance at March 31, 2008	1,055,000	(2)	$0.71	(1)
Granted	—		—
Exercised	—		—
Forfeited	—		—
Balance at September 30, 2008	1,055,000	(2)	$0.71	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of September 30, 2008, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2008	September 30, 2008
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
	1,227,471	1,227,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of September 30, 2008, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The August 2005 Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the August 2005 Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of September 30, 2008, all 760,196 of the August 2005 Warrants remained outstanding.

7.	COMMITMENTS AND CONTINGENCIES

Pursuant to a digital cinema framework agreement and related supply agreement, as amended, entered into with Christie through the Company’s indirect wholly-owned subsidiary, AccessIT DC, in June 2005, AccessIT DC was able to order up to 4,000 Systems from Christie (the “Phase I Deployment”).

In connection with AccessIT DC’s Phase I Deployment, the Company has entered into digital cinema deployment agreements with nine motion picture studios and a digital cinema agreement with one alternative content provider for the distribution of digital movie releases and alternate content to motion picture exhibitors equipped with Systems, and providing for payment of VPFs and ACFs to AccessIT DC.  AccessIT DC also entered into master license agreements with sixteen motion picture exhibitors for the placement of Systems in movie theatres (including screens at AccessIT’s Pavilion Theatre).  In December 2007, AccessIT DC completed its Phase I Deployment with 3,723 Systems installed.

As of September 30, 2008, the Company has approximately $1,400, included in accounts payable and accrued expenses, remaining to pay towards Systems installed and related installation costs in connection with AccessIT DC’s Phase I Deployment. AccessIT DC provided financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of the Systems in movie theatres (see Note 4).

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

In the complaint, Landlord alleges that ADM Cinema has violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business, results of operations and cash flows.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Six Months ended September 30,
	2007	2008
Supplemental disclosure:
Interest paid	$9,190	$9,413

Noncash Investing and Financing Activities:
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$18,208	$1,414
Deposits applied to equipment purchased from Christie	$21,840	$—
Issuance of Class A Common Stock as additional purchase price for ACS	$1,000	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$29	$82
Note payable issued for customer contract	$75	$—
One Year Senior Notes refinanced into 2007 Senior Notes	$18,000	$—
Legal fees from the holders of the Three Year Senior Notes included in debt issuance costs	$109	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$—	$129
Issuance of Class A Common Stock to SDE as payment for services and resources	$—	$93
Assets acquired under capital lease	$—	$92

For the six months ended September 30, 2007 and 2008, included in purchases of property and equipment on the condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $19,239 and $14,518, respectively.

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
AccessIT DC and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC Corp”)
Financing vehicles and administrators for the Company’s 3,723 Systems installed nationwide in AccessIT DC’s Phase I Deployment and AccessIT DC’s second digital cinema deployment (the “Phase II Deployment”) to motion picture exhibitors.
Collect VPFs from motion picture studios and distributors and ACFs from alternative content providers and movie exhibitors.

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

Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Pavilion Theatre	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.
ACS	Provides cinema advertising services and entertainment.
The Bigger Picture	Acquires, distributes and provides the marketing for programs of alternative content to movie exhibitors.

The Other segment consists of the following:

Operations of:	Products and services provided:
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008,
100% of the revenues and expenses are being realized by FiberMedia.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

	As of September 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$322	$11,421	$—	$1	$11,744
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$298,403	$37,406	$780	$10,352	$346,941

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the six months ended September 30, 2007	$43,202	$443	$7	$4	$43,656
For the six months ended September 30, 2008	$15,774	$210	$3	$21	$16,008

	For the Three Months Ended September 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$11,943	$7,200	$323	$—	$19,466
Intersegment revenues	189	—	—	—	189
Total segment revenues	12,132	7,200	323	—	19,655
Less :Intersegment revenues	(189)	—	—	—	(189)
Total consolidated revenues	$11,943	$7,200	$323	$—	$19,466
Direct operating (exclusive of depreciation and amortization shown below)	2,298	4,477	209	—	6,984
Selling, general and administrative	1,482	2,347	50	1,600	5,479
Provision for doubtful accounts	39	145	—	—	184
Research and development	100	—	—	—	100
Stock-based compensation	44	27	—	41	112
Depreciation of property and equipment	6,248	435	105	17	6,805
Amortization of intangible assets	192	876	—	1	1,069
Total operating expenses	10,403	8,307	364	1,659	20,733
Income (loss) from operations	$1,540	$(1,107)	$(41)	$(1,659)	$(1,267)

Interest income	249	1	—	155	405
Interest expense	(4,837)	(358)	—	(1,888)	(7,083)
Debt refinancing expense	—	—	—	(1,122)	(1,122)
Other expense, net	(99)	(19)	—	(72)	(190)
Net loss	$(3,147)	$(1,483)	$(41)	$(4,586)	$(9,257)

	For the Three Months Ended September 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$15,699	$5,828	$322	$—	$21,849
Intersegment revenues	225	6	—	—	231
Total segment revenues	15,924	5,834	322	—	22,080
Less :Intersegment revenues	(225)	(6)	—	—	(231)
Total consolidated revenues	$15,699	$5,828	$322	$—	$21,849
Direct operating (exclusive of depreciation and amortization shown below)	2,455	4,036	241	—	6,732
Selling, general and administrative	780	1,696	55	1,656	4,187
Provision for doubtful accounts	30	115	—	—	145
Research and development	93	—	—	—	93
Stock-based compensation	42	23	—	135	200
Depreciation of property and equipment	7,656	395	65	17	8,133
Amortization of intangible assets	172	728	—	1	901
Total operating expenses	11,228	6,993	361	1,809	20,391
Income (loss) from operations	$4,471	$(1,165)	$(39)	$(1,809)	$1,458

Interest income	43	1	—	55	99
Interest expense	(4,319)	(264)	—	(2,407)	(6,990)
Other expense, net	(61)	(73)	—	(42)	(176)
Change in fair value of interest rate swap	(687)	—	—	—	(687)
Net loss	$(553)	$(1,501)	$(39)	$(4,203)	$(6,296)

	For the Six Months Ended September 30, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$22,956	$14,002	$654	$—	$37,612
Intersegment revenues	366	—	—	—	366
Total segment revenues	23,322	14,002	654	—	37,978
Less :Intersegment revenues	(366)	—	—	—	(366)
Total consolidated revenues	$22,956	$14,002	$654	$—	$37,612
Direct operating (exclusive of depreciation and amortization shown below)	4,186	8,605	399	—	13,190
Selling, general and administrative	2,957	4,944	97	3,039	11,037
Provision for doubtful accounts	47	323	—	—	370
Research and development	323	—	—	—	323
Stock-based compensation	96	42	—	61	199
Depreciation of property and equipment	11,819	866	210	35	12,930
Amortization of intangible assets	385	1,752	—	2	2,139
Total operating expenses	19,813	16,532	706	3,137	40,188
Income (loss) from operations	$3,143	$(2,530)	$(52)	$(3,137)	$(2,576)

Interest income	510	2	—	214	726
Interest expense	(8,823)	(765)	—	(3,239)	(12,827)
Debt refinancing expense	—	—	—	(1,122)	(1,122)
Other expense, net	(88)	(56)	—	(157)	(301)
Net loss	$(5,258)	$(3,349)	$(52)	$(7,441)	$(16,100)

	For the Six Months Ended September 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$30,351	$11,418	$650	$—	$42,419
Intersegment revenues	462	21	—	—	483
Total segment revenues	30,813	11,439	650	—	42,902
Less :Intersegment revenues	(462)	(21)	—	—	(483)
Total consolidated revenues	$30,351	$11,418	$650	$—	$42,419
Direct operating (exclusive of depreciation and amortization shown below)	4,400	7,670	459	—	12,529
Selling, general and administrative	1,934	3,647	110	3,329	9,020
Provision for doubtful accounts	(50)	223	—	—	173
Research and development	100	—	—	—	100
Stock-based compensation	68	44	—	246	358
Depreciation of property and equipment	15,287	816	132	33	16,268
Amortization of intangible assets	344	1,503	—	1	1,848
Total operating expenses	22,083	13,903	701	3,609	40,296
Income (loss) from operations	$8,268	$(2,485)	$(51)	$(3,609)	$2,123

Interest income	98	2	—	123	223
Interest expense	(8,856)	(528)	—	(4,782)	(14,166)
Other expense, net	(142)	(80)	—	(104)	(326)
Change in fair value of interest rate swap	1,565	—	—	—	1,565
Net (loss) income	$933	$(3,091)	$(51)	$(8,372)	$(10,581)

10.   SUBSEQUENT EVENTS

In October 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a digital cinema deployment agreement with a fifth motion picture studio, whereby the motion picture studio will provide digital content to the Company’s Systems and will pay VPFs. Also in October 2008 and November 2008, the Company entered into master license agreements with three exhibitors covering a total of 493 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Installation of Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In October 2008, AccessDM borrowed an additional $257 under the NEC Credit Facility (see Note 5) to fund the purchase and installation of additional equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveTM product offering.

In November 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems from Christie at agreed upon pricing, as part of the Phase II Deployment.

In November 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems from Barco at agreed upon pricing, as part of the Phase II Deployment.

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

OVERVIEW

AccessIT was incorporated in Delaware on March 31, 2000.  We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  We have three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the transition from analog (film) to digital cinema and has positioned us at what we believe to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  Our Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Additional information related to the Company’s reporting segments can be found in Note 9 to the Company's Unaudited Condensed Consolidated Financial Statements.

We have three reportable segments:  Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), Christie/AIX, Inc. (“AccessIT DC”), PLX Acquisition Corp., Core Technology Services, Inc. (“Managed Services”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC Corp”).  The Content & Entertainment segment of our business is comprised of ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), UniqueScreen Media, Inc. d/b/a AccessIT Advertising and Creative Services (“ACS”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). Our Other segment consists of the operations of our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, the IDCs have been operated by FiberMedia, consisting of unrelated third parties, and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and effective May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses historically and through the current period, and until recently, have used cash in operating activities, and have an accumulated deficit of $111.3 million as of September 30, 2008. We also have significant contractual obligations related to our debt for the fiscal year 2009 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at September 30, 2008, and expected cash flows from operations, we believe that we have the ability to meet our obligations through September 30, 2009. We are seeking to raise additional capital to refinance certain outstanding debt, and also for equipment requirements related to the Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”) second digital cinema deployment (the “Phase II Deployment”) or for working capital as necessary. Although we have recently entered into certain agreements related to the Phase II Deployment (see Note 10), there is no assurance that such financings will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2007 and 2008

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2007	2008	Change
Revenues:
Media Services	$11,943	$15,699	31%
Content & Entertainment	7,200	5,828	(19)%
Other	323	322	—
	$19,466	$21,849	12%

Revenues increased $2.4 million or 12%.  The increase in revenues was primarily due to a 41% increase in VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres, following the completion of our Phase I Deployment.  We experienced an 88% increase in revenues from delivery of movies to digitally equipped theatres, due to the increase in the number of such theatres over the last year.  The gains were partially offset by a 25% decline in in-theatre advertising revenues, in the Content & Entertainment segment, mostly attributable to the elimination of various under performing customer contracts, offset by a 168% increase in distribution revenues by The Bigger Picture.  We also experienced a decline in software revenues, due to one-time license fees from our Theatre Command Center software realized during the Phase I Deployment.  We expect these software license fees to resume upon either the anticipated Phase II Deployment, or an international deployment of Systems. There were 3,259 Systems installed at September 30, 2007 compared to 3,723 Systems installed at September 30, 2008.  We expect revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our anticipated Phase II Deployment.  Such revenues will be generated primarily from VPFs and, to a lesser degree, other revenue sources including content delivery and distribution of alternative content generated from Systems installed at exhibitors in digitally equipped movie theatres.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2007	2008	Change
Direct operating expenses:
Media Services	$2,298	$2,455	7%
Content & Entertainment	4,477	4,036	(10)%
Other	209	241	15%
	$6,984	$6,732	(4)%

Direct operating expenses decreased $0.3 million or 4%.  The decrease was primarily related to reduced staffing levels and reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising and reduced film rent expense for the Pavilion Theatre in the Content & Entertainment segment, offset by increased property tax expense related to the 3,723 Systems installed. We expect direct operating expenses to decrease as compared to prior periods.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2007	2008	Change
Selling, general and administrative expenses:
Media Services	$1,482	$780	(47)%
Content & Entertainment	2,347	1,696	(28)%
Other	50	55	10%
Corporate	1,600	1,656	4%
	$5,479	$4,187	(24)%

Selling, general and administrative expenses decreased $1.3 million or 24%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of September 30, 2007 and 2008 we had 319 and 252 employees, respectively, of which 37 and 42, respectively, were part-time employees and 69 and 39, respectively, were salespersons.  Due to reduced headcount levels primarily from the consolidation of sales territories in ACS, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to stabilize as compared to prior periods until a Phase II Deployment begins.

Depreciation Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2007	2008	Change
Depreciation expense:
Media Services	$6,248	$7,656	23%
Content & Entertainment	435	395	(9)%
Other	105	65	(38)%
Corporate	17	17	—
	$6,805	$8,133	20%

Depreciation expense increased $1.3 million or 20%.  The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Deployment.  The value of gross property and equipment increased by $36.0 million between September 30, 2007 and September 30, 2008.

Interest expense

	For the Three Months Ended September 30,
($ in thousands)	2007	2008	Change
Interest expense:
Media Services	$4,837	$4,319	(11)%
Content & Entertainment	358	264	(26)%
Corporate	1,888	2,407	27%
	$7,083	$6,990	(1)%

Interest expense decreased $0.1 million or 1%. Total interest expense included $6.0 million and $6.2 million of interest paid and accrued along with non-cash interest expense of $1.1 million and $0.8 million for the three months ended September 30, 2007 and 2008, respectively.  The decrease in interest paid and accrued within the Media Services segment relates to the reduced interest rate on the GE Credit Facility in part due to the Interest Rate Swap executed in April 2008, along with less interest related to the reduced outstanding principal balance of the GE Credit Facility.  The decrease in interest expense within the Content & Entertainment segment related to reduced interest expense due to the repayment of an ACS term note with a portion of the proceeds from the 2007 Senior Notes in August 2007 (see Note 5).  The increase in interest expense within Corporate relates to the interest on the 2007 Senior Notes offset by the elimination of interest expense on the $22.0 million of One Year Senior Notes, which were also repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007.

The decrease in non-cash interest was due to the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes during the three months ended September 30, 2007, which were repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007.  Interest for the three months ended September 30, 2008 was paid in cash.  Non-cash interest could increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment, and the continued payments of principal related to the GE Credit Facility, and subject to any Phase II Deployment related borrowings, we expect our interest expense to stabilize.

Debt refinancing expense

During the three months ended September 30, 2007, the Company recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 6) as an inducement for them to enter into a securities purchase agreement for the 2007 Senior Notes with the Company in August 2007.

Change in fair value of interest rate swap

The change in fair value of interest rate swap resulted in a loss of $0.7 million for the three months ended September 30, 2008.  This represents the Interest Rate Swap executed in April 2008 related to the GE Credit Facility (see Note 5).

Results of Operations for the Six Months Ended September 30, 2007 and 2008

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2007	2008	Change
Revenues:
Media Services	$22,956	$30,351	32%
Content & Entertainment	14,002	11,418	(18)%
Other	654	650	(1)%
	$37,612	$42,419	13%

Revenues increased $4.8 million or 13%.  The increase in revenues was primarily due to a 41% increase in VPF revenues, in the Media Service segment, attributable to the increased number of Systems installed in movie theatres, following the completion of our Phase I Deployment.  We experienced a 57% increase in revenues from delivery of movies to digitally equipped theatres, due to the increase in the number of such theatres over the last year.  The gains were partially offset by a 24% decline in in-theatre advertising revenues, in the Content & Entertainment segment, mostly attributable to the elimination of various under performing customer contracts, offset by a 17% increase in distribution revenues by The Bigger Picture.  We also experienced a decline in software revenues, due to one-time license fees from our Theatre Command Center software realized during the Phase I Deployment.  We expect these software license fees to resume upon either a Phase II Deployment, or an international deployment of Systems. There were 3,259 Systems installed at September 30, 2007 compared to 3,723 Systems installed at September 30, 2008.  We expect revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our anticipated Phase II Deployment, due to the resultant VPFs and other revenue sources including content delivery and distribution of alternative content generated from digitally equipped movie theatres.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2007	2008	Change
Direct operating expenses:
Media Services	$4,186	$4,400	5%
Content & Entertainment	8,605	7,670	(11)%
Other	399	459	15%
	$13,190	$12,529	(5)%

Direct operating expenses decreased $0.7 million or 5%.  The decrease was primarily related to reduced staffing levels and reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising in the Content & Entertainment segment. We expect direct operating expenses to decrease as compared to prior periods.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2007	2008	Change
Selling, general and administrative expenses:
Media Services	$2,957	$1,934	(35)%
Content & Entertainment	4,944	3,647	(26)%
Other	97	110	13%
Corporate	3,039	3,329	10%
	$11,037	$9,020	(18)%

Selling, general and administrative expenses decreased $2.0 million or 18%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment, offset by increased professional fees within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of September 30, 2007 and 2008 we had 319 and 252 employees, respectively, of which 37 and 42, respectively, were part-time employees and 69 and 39, respectively, were salespersons.  Due to reduced headcount levels primarily from the consolidation of sales territories in ACS, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to stabilize as compared to prior periods until a Phase II Deployment begins.

Depreciation Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2007	2008	Change
Depreciation expense:
Media Services	$11,819	$15,287	29%
Content & Entertainment	866	816	(6)%
Other	210	132	(37)%
Corporate	35	33	(6)%
	$12,930	$16,268	26%

Depreciation expense increased $3.3 million or 26%.  The increase was primarily attributable to the depreciation for the increased amount of assets to support AccessIT DC’s Phase I Deployment.  The value of gross property and equipment increased by $36.0 million between September 30, 2007 and September 30, 2008.

Interest expense

	For the Six Months Ended September 30,
($ in thousands)	2007	2008	Change
Interest expense:
Media Services	$8,823	$8,856	0%
Content & Entertainment	765	528	(31)%
Corporate	3,239	4,782	47%
	$12,827	$14,166	10%

Interest expense increased $1.3 million or 10%. Total interest expense included $10.6 million and $11.2 million of interest paid and accrued along with non-cash interest expense of $2.2 million and $3.0 million for the six months ended September 30, 2007 and 2008, respectively.  The increase in interest paid and accrued within the Media Services segment relates to increased interest for the $9.6 million of vendor financing partially offset by the reduced interest rate on the GE Credit Facility in part due to the Interest Rate Swap executed in April 2008, along with less interest related to the reduced outstanding principal balance of the GE Credit Facility.  The decrease in interest expense within the Content & Entertainment segment related to reduced interest due to the repayment of an ACS term note with a portion of the proceeds from the 2007 Senior Notes in August 2007.  The increase in interest expense within Corporate relates to the interest on the 2007 Senior Notes offset by the elimination of interest expense on the $22.0 million of One Year Senior Notes, which were also repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007.

The increase in non-cash interest was due to the value of the shares issued as payment of interest on the $55.0 million of 2007 Senior Notes, offset by reduced non-cash interest for the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes, which were repaid with the proceeds from the $55.0 million of Three Year Senior Notes in August 2007.  Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, and subjec to any Phase II Deployment related borrowings, we expect our interest expense to stabilize.

Debt refinancing expense

During the six months ended September 30, 2007, the Company recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes (see Note 6) as an inducement for them to enter into a securities purchase agreement for the 2007 Senior Notes with the Company in August 2007.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $1.6 million for the six months ended September 30, 2008.  This represents AccessIT DC’s unrealized gain from the change in the fair value of the Interest Rate Swap executed in April 2008 related to the GE Credit Facility (see Note 5).

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) FAS 157-1 and FSP FAS 157-2. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will have an impact on the Company’s consolidated financial statements related to any future acquisitions.

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 5,200 of the domestic screens are equipped with digital cinema technology, and 3,723 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over the next three years. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year will be the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly the Theatre Command Center software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive, may also result.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  As of September 30, 2008, the outstanding principal balance of the GE Credit Facility was $197.4 million at a weighted average interest rate of 7.3%. We do not intend to make any further borrowings under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of September 30, 2008, the outstanding principal balance of the Vendor Note was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of September 30, 2008, all shares issued to the holders of the 2007 Senior Notes have been registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit our total indebtedness to an aggregate of $315.0 million unless certain conditions are met, however, these conditions have been met and the $315.0 million limit no longer applies and (ii) not to, and not to cause our subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  Additionally, under the 2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of September 30, 2008, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

As of September 30, 2008, AccessIT DC has approximately $1.4 million, included in accounts payable and accrued expenses, remaining to pay for Systems installed and related installation costs in connection with AccessIT DC’s Phase I Deployment.

As of September 30, 2008, we had cash and cash equivalents of $23.1 million and our working capital was $10.7 million.

Operating activities used net cash of $1.8 million for the six months ended September 30, 2007, and provided net cash of $15.2 million for the six months ended September 30, 2008.  The increase in cash provided by operating activities was primarily due to the decreased net loss, an increase of non-cash depreciation and amortization along with improved collections of outstanding accounts receivable, reduced payments for accounts payable and accrued expenses and a reduction of unbilled revenues offset by increased prepaid expenses and deferred revenues.

Investing activities used net cash of $59.0 million and $16.5 million for the six months ended September 30, 2007 and 2008, respectively. The decrease was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007. We expect investing activities to continue to use cash for the remaining payments due on Systems purchased for AccessIT DC’s Phase I Deployment.  If and when a Phase II Deployment begins, we would expect an increase in capital expenditures resulting in an increase in cash used by investing activities.

Financing activities provided net cash of $83.7 million for the six months ended September 30, 2007 due to the proceeds from the 2007 Senior Notes, the GE Credit Facility and the Christie Note.  Financing activities used net cash of $5.2 million for the six months ended September 30, 2008 due to principal repayments on various notes payable, mainly $3.9 million on the GE Credit Facility.  Financing activities are expected to continue using net cash for principal repayments on the GE Credit Facility, which began in August 2008.  Although we have engaged a third-party investment banking firm to assist us in seeking to refinance the GE Credit Facility and to finance the planned Phase II Deployment, the terms of any such refinancing or financing have not yet been determined.  If and when a Phase II Deployment begins, we expect an increase in cash provided by financing activities for borrowings under a financing that we intend to enter into in connection with the Phase II Deployment.  Our Phase II Deployment would require the purchase of up to 10,000 digital cinema projection systems, which together with installation and related costs, could aggregate approximately $700 million.  The cost of such equipment is expected to be funded with a combination of long term debt and payments from exhibitors and other third parties.  The Company is currently pursuing various financing options with private parties in connection with the proposed Phase II Deployment.  If the Company is not successful in securing funding for its Phase II Deployment from lenders, exhibitors and hardware vendors, such deployment would have to be delayed and thereby significantly reduce revenue growth.  We believe that the cash on hand and cash receipts from existing operations will be sufficient to permit us to meet our debt service requirements through September 30, 2009.

We have contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, non-cancelable long-term capital lease obligations for the Pavilion Theatre and computer network equipment for ACS, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements between ACS and exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of September 30, 2008 and each corresponding period thereafter ($ in thousands):

Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Long-term debt (1)	$73,827	$1,840	$57,244	$2,151	$12,592
Credit facilities (2)	245,189	37,241	77,030	130,918	—
Capital lease obligations	15,928	1,164	2,316	2,272	10,176
Total debt-related obligations, including interest	$334,944	$40,245	$136,590	$135,341	$22,768

Operating lease obligations (3)	$9,538	$2,995	$3,338	$1,568	$1,637
ACS Theatre agreements	22,979	4,745	5,614	4,539	8,081
Total obligations to be included in operating expenses	$32,517	$7,740	$8,952	$6,107	$9,718

Purchase obligations	826	826	—	—	—
Grand Total	$368,287	$48,811	$145,542	$141,448	$32,486

(1)
Excludes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.  Interest expense on the 2007 Senior Notes for the three and six months ended September 30, 2008 amounted to $1.4 million and $2.7 million, respectively.    The outstanding principal amount of $55.0 million for the 2007 Senior Notes is due August 2010, but may be extended for one 6 month period at the discretion of the Company to February 2011, if certain conditions are met.  Includes the amounts due under the Vendor Note, of which the outstanding principal amount of $9.6 million is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

(2)	Represents the amounts due under the GE Credit Facility which is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.
(3)
Includes operating lease agreements for the IDCs now operated by FiberMedia, consisting of unrelated third parties (see Note 9), which total aggregates to $7.4 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Excludes the reimbursement of operating leases which FiberMedia is required to pay.  Until such landlord consents are obtained, the Company will remain as the lessee.

We have incurred net losses historically and through the current period, and until recently, have used cash in operating activities, and have an accumulated deficit of $111.3 million as of September 30, 2008. We also have significant contractual obligations related to our debt for the fiscal year 2009 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at September 30, 2008, and expected cash flows from operations, we believe that we have the ability to meet our obligations through September 30, 2009. We are seeking to raise additional capital to refinance certain outstanding debt, and also for equipment requirements related to our second digital cinema deployment (the “Phase II Deployment”) or for working capital as necessary. Although we have recently entered into certain agreements with studios and exhibitors related to the Phase II Deployment (see Note 10), there is no assurance that such financings will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Our management believes that the cash on hand and cash receipts from existing operations will be sufficient to permit us to meet our obligations through September 30, 2009.

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

Subsequent Events

In October 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a digital cinema deployment agreement with a fifth motion picture studio, whereby the motion picture studio will provide digital content to the Company’s Systems, and will pay VPFs.  Also in October 2008 and November 2008, the Company entered into master license agreements with three exhibitors covering a total of 493 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Installation of Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In October 2008, AccessDM borrowed an additional $0.3 million under the NEC Credit Facility (see Note 5) to fund the purchase and installation of additional equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveTM product offering.

In November 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems from Christie at agreed upon pricing, as part of the Phase II Deployment.

In November 2008, in connection with the planned Phase II Deployment, the Company’s wholly-owned subsidiary, Phase 2 DC Corp., entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems from Barco at agreed upon pricing, as part of the Phase II Deployment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our GE Credit Facility and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate.  As of September 30, 2008, the outstanding principal balance of the GE Credit Facility was $197.4 million at a weighted average interest rate of 7.3%.

Interest to be paid by us on our GE Credit Facility is the only debt with a floating interest rate. In April 2008, the Company executed an Interest Rate Swap whereby we fixed a portion (90%) of our interest with respect to the GE Credit Facility at 7.3%. The Interest Rate Swap will remain in effect until August 2010. Additionally, at September 30, 2008, the remaining portion of the GE Credit Facility that is subject to variable interest rates is approximately $19.7 million. Therefore, every 1% increase or decrease in interest rates would cause our annual interest expense to increase or decrease by $0.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

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

In the complaint, Landlord alleges that ADM Cinema has violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business, results of operations and cash flows.

ITEM 1A. RISK FACTORS

The information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in the Form 10-K, should be carefully reviewed and considered. There have been no material changes from the factors disclosed in the Form 10-K for the fiscal year ended March 31, 2008, other than as set forth below, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

New technologies may make our Digital Cinema Assets less desirable to motion picture studios or exhibitors of digital content and result in decreasing revenues.

The demand for our Systems and other assets in connection with our digital cinema business (collectively, our “Digital Cinema Assets”) may be affected by future advances in technology and changes in customer demands.  We cannot assure you that there will be continued demand for our Digital Cinema Assets.  Our profitability depends largely upon the continued use of digital presentations at theatres.  Although we have entered into long term agreements with major motion picture studios and independent studios (the “Studio Agreements”), there can be no assurance that these studios will continue to distribute digital content to movie theatres.  If the development of digital presentations and changes in the way digital files are delivered does not continue or technology is used that is not compatible with our Systems, there may be no viable market for our Systems.  Any reduction in the use of our Systems resulting from the development and deployment of new technology may negatively impact our revenues and the value of our Systems.

We have concentration in our business with respect to our major motion picture studio customers, and the loss of one or more of our largest studio customers could have a material adverse effect on us.

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 94.2%, 47.4%, 65.3% and 82.8% of AccessIT DC’s, AccessIT SW’s, AccessDM’s and the Media Service segment’s revenues, respectively, for the six months ended September 30, 2008.

The Studio Agreements are critical to our business.  If some of the Studio Agreements were terminated prior to the end of their terms or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, or if we had a material failure of our Systems, it may have a material adverse effect on our revenue, profitability, financial condition and cash flows.  The Studio Agreements also generally provide that the VPF rates and other material terms of the agreements may not be more favorable to one studio as compared to the others.

Termination of the MLAs could damage our revenue and profitability.

The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business. The MLAs each have a term which expires in 2020 and provide the exhibitor with an option to purchase our Systems or to renew for successive one year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems which may require additional capital expenditures.  If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.

We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.

Over 60% of our Systems are in theatres owned or operated by one large exhibitor.  The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs.  Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since our VPF revenues are generated based on screen turnover at theatres.  If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.  There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

An increase in the use of alternative film distribution channels and other competing forms of entertainment could drive down movie theatre attendance, which, if causing significant theatre closures or a substantial decline in motion picture production, may lead to reductions in our revenues.

Various exhibitor chains which are the Company’s distributors face competition for patrons from a number of alternative motion picture distribution channels, such as DVD, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the internet.  These exhibitor chains also compete with other forms of entertainment competing for patrons’ leisure time and disposable income such as concerts, amusement parks and sporting events.  An increase in popularity of these alternative film distribution channels and competing forms of entertainment could drive down movie theatre attendance and potentially cause certain of our exhibitors to close their theatres for extended periods of time.  Significant theatre closures could in turn have a negative impact on the aggregate receipt of our VPF revenues, which in turn may have a material adverse effect on our business and ability to service our debt.

An increase in the use of alternative film distribution channels could also cause the overall production of motion pictures to decline, which, if substantial, could have an adverse effect on the businesses of the major studios with which we have Studio Agreements.  A decline in the businesses of the major studios could in turn force the termination of certain Studio Agreements prior to the end of their terms. The Studio Agreements with each of the major studios are critical to our business, and their early termination may have a material adverse effect on our revenue, profitability, financial condition and cash flows.

Our revenues and earnings are subject to market downturns.

Our revenues and earnings may fluctuate significantly in the future.  General economic or other conditions could cause a downturn in the market for our Systems or technology.  The recent financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets.  The credit crisis may result in our inability to refinance our outstanding debt obligations or to finance our Phase 2 Deployment.  The recent credit crisis may also result in the inability of our studios, exhibitors or other customers to obtain credit to finance operations; a slowdown in global economies which could result in lower consumer demand for films; counterparty failures negatively impacting our Interest Rate Swap; or increased impairments of our assets.  The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.  Any of these factors could have a material adverse affect on our business, results of operations and could result in significant additional dilution to shareholders.

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance could be influenced by worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s products and services.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.  Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

The continued threat of terrorism and ongoing military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our business

The continued threat of terrorism, both within the United States of America and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the capital markets in the United States of America, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity.  An actual terrorist attack could cause losses from a decrease in our business.

The war on terrorism, the threat of additional terrorist attacks, the political and the economic uncertainties that may result and other unforeseen events may impose additional risks upon and adversely affect the cinema industry and our business.  We cannot offer assurances that the threats of future terrorist-like events in the United States of America and abroad or military actions by the United States of America will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of The Bigger Picture in January 2007, The Bigger Picture entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  In September 2008, we issued 22,010 shares of unregistered Class A Common Stock to SDE as partial payment for such services and resources.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on September 4, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors.  Details of the voting are provided below:

Proposal 1:

To elect nine (8) members of the Company’s Board of Directors to serve until the 2009 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

	Votes For	Votes Withheld
A. Dale Mayo	20,175,780	341,374
Kevin J. Farrell	20,044,480	472,674
Gary S. Loffredo	19,966,318	550,836
Wayne L. Clevenger	20,077,286	439,868
Gerald C. Crotty	20,378,424	138,730
Robert Davidoff	20,379,324	137,830
Matthew W. Finlay	20,409,156	107,998
Robert E. Mulholland	20,383,324	133,830

Proposal 2:

To amend the Company’s Fourth Amended and Restated Certificate of Incorporation to designate as Class A all authorized common stock that is not currently designated as either Class A or Class B.	Votes For 19,925,817	Votes Against 573,548	Abstentions 17,786	Broker Non-Vote 0

Proposal 3:

To increase the number of shares of Class A Common Stock authorized to be issued in payment of interest under the Company’s 2007 Senior Notes.	Votes For 11,305,093	Votes Against 445,195	Abstentions 6,355	Broker Non-Vote 8,760,511

Proposal 4:

To amend the Company’s Second Amended and Restated 2000 Equity Incentive Plan to increase the total number of shares of Class A Common Stock available for issuance thereunder from 2,200,000 to 3,700,000.
Votes For 9,009,506	Votes Against 2,740,782	Abstentions 6,355	Broker Non-Vote 8,760,511

Proposal 5:

To ratify the appointment of Eisner LLP as our independent auditors for the fiscal year ending March 31, 2009.	Votes For 20,435,020	Votes Against 16,691	Abstentions 65,442	Broker Non-Vote 0

ITEM 5. OTHER INFORMATION

We received a comment letter dated August 6, 2008 from the SEC relating to the Form 10-K, as amended, our Form 8-K filed on June 12, 2008 and our definitive proxy statement filed on July 28, 2008.  We filed our response with the SEC on September 5, 2008.

We received a subsequent comment letter dated September 26, 2008 from the SEC relating to the Form 10-K, as amended, and our Form 10-Q filed on August 11, 2008.  We filed our response with the SEC on October 21, 2008.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 46 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.
(Registrant)

Date:	November 7, 2008	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2008	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.