Form 10-Q
period 2008-12-31
Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.
filed 2009-02-09
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

As of February 4, 2009, 27,272,875 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2008	December 31, 2008
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$29,655	$22,565
Accounts receivable, net	21,494	16,400
Unbilled revenue	6,393	5,451
Deferred costs	3,859	3,803
Prepaid and other current assets	1,316	1,986
Note receivable	158	913
Total current assets	62,875	51,118

Property and equipment, net	269,031	246,980
Intangible assets, net	13,592	11,473
Capitalized software costs, net	2,777	3,001
Goodwill	14,549	8,024
Deferred costs, net of current portion	6,595	4,712
Unbilled revenue, net of current portion	2,075	1,755
Note receivable, net of current portion	1,220	1,002
Security deposits	408	425
Accounts receivable, net of current portion	299	299
Restricted cash	255	255
Total assets	$373,676	$329,044

See accompanying notes to Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2008	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$25,213	$9,682
Notes payable	16,998	24,729
Deferred revenue	6,204	5,511
Customer security deposits	333	358
Capital leases	89	128
Total current liabilities	48,837	40,408

Notes payable, net of current portion	250,689	232,416
Capital leases, net of current portion	5,814	5,785
Deferred revenue, net of current portion	283	953
Customer security deposits, net of current portion	46	34
Preferred stock subscription proceeds	—	2,000
Fair value of interest rate swap	—	3,846
Total liabilities	305,669	285,442

Commitments and contingencies (see Note 7)

Stockholders’ Equity
Class A common stock, $0.001 par value per share; 40,000,000 and 65,000,000 shares authorized at March 31, 2008 and December 31, 2008, respectively; 26,143,612 and 27,104,091 shares issued and 26,092,172 and 27,052,651 shares outstanding at March 31, 2008 and December 31, 2008, respectively	26	27
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding at each of March 31, 2008 and December 31, 2008	1	1
Additional paid-in capital	168,844	172,460
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(100,692)	(128,714)
Total stockholders’ equity	68,007	43,602
Total liabilities and stockholders’ equity	$373,676	$329,044

See accompanying notes to Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2008	2007	2008
Revenues	$21,480	$22,710	$59,092	$65,129

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	6,608	7,068	19,798	19,597
Selling, general and administrative	6,090	4,691	17,127	13,711
Provision for doubtful accounts	321	98	691	271
Research and development	180	107	503	207
Stock-based compensation	162	295	361	653
Impairment of goodwill	—	6,525	—	6,525
Depreciation of property and equipment	8,020	8,126	20,950	24,394
Amortization of intangible assets	1,071	821	3,210	2,669
Total operating expenses	22,452	27,731	62,640	68,027
Loss from operations	(972)	(5,021)	(3,548)	(2,898)

Interest income	448	88	1,174	311
Interest expense	(7,703)	(6,935)	(20,530)	(21,101)
Debt refinancing expense	—	—	(1,122)	—
Other expense, net	(125)	(162)	(426)	(488)
Change in fair value of interest rate swap	—	(5,411)	—	(3,846)
Net loss	$(8,352)	$(17,441)	$(24,452)	$(28,022)

Net loss per Class A and Class B common share - basic and diluted	$(0.32)	$(0.63)	$(0.96)	$(1.03)

Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	25,931,467	27,566,462	25,344,944	27,324,324

See accompanying notes to Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	For the Nine Months Ended December 31,
	2007	2008
Cash flows from operating activities
Net loss	$(24,452)	$(28,022)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment	49	164
Loss on impairment of goodwill	—	6,525
Depreciation of property and equipment and amortization of intangible assets	24,160	27,063
Amortization of software development costs	448	601
Amortization of debt issuance costs included in interest expense	1,065	1,134
Provision for doubtful accounts	691	271
Stock-based compensation	361	653
Non-cash interest expense	3,882	3,937
Debt refinancing expense	1,122	—
Gain on available-for-sale securities	(53)	—
Change in fair value of interest rate swap	—	3,846
Changes in operating assets and liabilities:
Accounts receivable	(8,097)	4,823
Unbilled revenue	(4,457)	1,262
Prepaids and other current assets	(499)	(670)
Other assets	(102)	(434)
Accounts payable and accrued expenses	593	472
Deferred revenue	230	(23)
Other liabilities	210	13
Net cash (used in) provided by operating activities	(4,849)	21,615

Cash flows from investing activities
Purchases of property and equipment	(65,653)	(18,115)
Deposits paid for property and equipment	(20,052)	—
Purchases of intangible assets	—	(550)
Additions to capitalized software costs	(704)	(825)
Acquisition of UniqueScreen Media, Inc.	(121)	—
Acquisition of The Bigger Picture	(15)	—
Additional purchase price for EZZI.net	(35)	—
Maturities and sales of available-for-sale securities	6,053	—
Purchase of available-for-sale securities	(6,000)	—
Restricted long-term investment	(75)	—
Net cash used in investing activities	(86,602)	(19,490)

Cash flows from financing activities
Repayment of notes payable	(12,694)	(1,434)
Proceeds from notes payable	51,491	—
Repayment of credit facilities	—	(9,676)
Proceeds from credit facilities	62,161	569
Payments of debt issuance costs	(3,054)	(518)
Principal payments on capital leases	(55)	(83)
Proceeds for subscription of preferred stock	—	2,000
Costs associated with issuance of Class A common stock	(33)	(73)
Net proceeds from issuance of Class A common stock	35	—
Net cash provided by (used in) financing activities	97,851	(9,215)
Net increase (decrease) in cash and cash equivalents	6,400	(7,090)
Cash and cash equivalents at beginning of period	29,376	29,655
Cash and cash equivalents at end of period	$35,776	$22,565

See accompanying notes to Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 and began doing business as Cinedigm Digital Cinema Corp. on November 25, 2008 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  The Company provides fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  The Company has three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the conversion from analog (film) to digital cinema and positioned the Company at what the Company believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  The Company’s Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  The Company’s Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.  Additional information related to the Company’s reporting segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and through the current period, and until recently, has used cash in operating activities, and has an accumulated deficit of $128,714 as of December 31, 2008. The Company also has significant contractual obligations related to its debt for the remaining part of fiscal year 2009 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future. Certain of the Company’s costs could be reduced if the Company’s working capital requirements increased. Based on the Company’s cash position at December 31, 2008, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through December 31, 2009. The Company is seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to the Company’s second digital cinema deployment (the “Phase II Deployment”) and for working capital as necessary. Although the Company recently entered into certain agreements related to the Phase II Deployment (see Note 7), there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s unaudited condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”),Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) and Access Digital Cinema Phase 2 B/AIX Corp.

(“Phase 2 B/AIX’). AccessDM and AccessIT Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Cinedigm’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on June 16, 2008 and as amended on June 26, 2008 and on September 11, 2008 (the “Form 10-K”).

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

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC and will be payable to Phase 2 DC according to a fixed fee schedule, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment (the “Systems”) installed in movie theatres.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as AccessIT DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

ACFs are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to AccessIT DC and will be payable to Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

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

Revenue is deferred in cases where:  (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or pre-acceptance of licensed software or custom programming, (2) uncompleted implementation of ASP Service arrangements, or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as earned revenue in accordance with the Company’s revenue recognition policies described above.

Managed Services’ revenues, which consist of monthly recurring billings pursuant to network monitoring and maintenance contracts, are recognized as revenues in the month earned, and other non-recurring billings are recognized on a time and materials basis as revenues in the period in which the services were provided.

Content & Entertainment

Content & Entertainment revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Movie theatre admission and concession revenues.	SAB No. 104
Cinema advertising service revenues and distribution fee revenues.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)
Cinema advertising barter revenues	The Emerging Issues Task Force (“EITF”) 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”)

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

USM has contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracts with businesses of various types to place their advertisements in select theatre locations, designs the advertisement, and places it on-screen for specific periods of time, generally ranging from three to twelve months.  Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related in-theatre advertising is displayed, pursuant to the specific terms of each advertising contract. USM has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the a in-theatre advertising is displayed.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses. There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  In accordance with EITF 99-17, the acquisition cost is being recorded and recognized as a direct operating expense by The Bigger Picture when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM. For the nine months ended December 31, 2007 and 2008, the Company has recorded $0 and $1,152, respectively, in net revenues and direct operating expenses with no impact on net loss.

Other

Other revenues, attributable to the Access Digital Server Assets, were generated as follows:

Revenues consist of:	Accounted for in accordance with:
Hosting and network access fees.	SAB No. 104

Since May 1, 2007, the Company’s internet data centers (“IDCs”) have been operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

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

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 6. Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Pro forma disclosure is no longer an alternative.

For the three months ended December 31, 2007 and 2008, the Company recorded stock-based compensation expense of $162 and $295, respectively, and $361 and $653, for the nine months ended December 31, 2007 and 2008, respectively.  The Company estimated that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock will be approximately $950 in fiscal 2009.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2007 and 2008 was $2.56 and $0, respectively, and during the nine months ended December 31, 2007 and 2008 was $2.90 and $0.58, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2008 was approximately $25 and $0, respectively.  There were no stock options exercised during the three months and nine months ended December 31, 2008.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2008	2007	2008
Range of risk-free interest rates	3.2-4.2%	2.5-5.2%	3.2-5.0%	2.5-5.2%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	52.5-54.6%	52.5-58.7%	52.5-54.6%	52.5-58.7%

The risk-free interest rate used in the Black-Scholes option pricing model for options granted under Cinedigm’s equity incentive plan is the historical yield on U.S. Treasury securities with equivalent remaining lives.  The Company does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model. The Company estimates the expected life of options granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior. The Company estimates expected volatility for options granted under Cinedigm’s equity incentive plan based on a measure of historical volatility in the trading market for the Company’s shares of Class A Common Stock.

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the nine months ended December 31, 2007 and 2008, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the three months ended December 31, 2007 and 2008 amounted to $153 and

$214, respectively and $448 and $601 for the nine months ended December 31, 2007 and 2008, respectively.  At December 31, 2007 and 2008, unbilled receivables under such customized software development contracts was $1,528 and $885, respectively, which is included in unbilled revenue in the consolidated balance sheets.  During the three months ended December 31, 2008, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed to make certain payments to the Company as settlement of all billed and unbilled amounts.  After all such payments have been received, the Company will have approximately $400 of unbilled amounts remaining.  The Company believes this amount will be recoverable from future sales of the product to other customers.

BUSINESS COMBINATIONS

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill.  During the nine months ended December 31, 2008, the Company did not enter into any business combinations.

GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).   SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  The Company tests its goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company reviews possible impairment of finite lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records goodwill and intangible assets resulting from past business combinations.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its four goodwill reporting units: AccessIT SW, The Pavilion Theatre, USM and The Bigger Picture.  Identification of reporting units is based on the criteria contained in SFAS No. 142.  The Company normally conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.  As discussed further below, the Company concluded that one or more triggering events had occurred during the three months ended December 31, 2008 and conducted impairment tests as of December 31, 2008.

Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the conclusion regarding whether the Company’s remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on the Company’s consolidated financial position or results of operations.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues and gross margins, which vary among reporting units. The discount rates utilized as of the December 31, 2008 testing date range from 16.0% - 27.5% based on the estimated market participant weighted average cost of capital (“WACC”) for each unit.  The market participant based WACC for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

The market multiple methodology establishes fair value by comparing the reporting unit to other companies that are similar, from an operational or industry standpoint and considers the risk characteristics in order to determine the risk profile relative to the comparable companies as a group.  The most significant assumptions are the market multiplies and the control premium. The Company has elected not to apply a control premium to the fair value conclusions for the purposes of impairment testing.

The Company then assigns a weighting to the discounted cash flows and market multiple methodologies to derive the fair value of the reporting unit.  The income approach is weighted 60% to 70% and the market approach is weighted 40% to 30% to derive the fair value of the reporting unit.  The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time.

Based on the results of our impairment evaluation, the Company recorded an impairment charge of $6,525 in the quarter ended December 31, 2008 related to our content and entertainment reporting segment.

The changes in the carrying amount of goodwill for the nine months ended December 31, 2008 are as follows:

Balance at March 31, 2008	$14,549
Goodwill impairment	(6,525)
Balance at December 31, 2008	$8,024

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.  During the nine months ended December 31, 2007 and 2008, no impairment charge for long-lived assets was recorded.

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
Weighted average number of Common Stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2007 and 2008 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 2,934,168 shares and 4,335,382 shares as of December 31, 2007 and 2008, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVES

In April 2008, the Company executed an interest rate swap agreement (the “Interest Rate Swap”) (see Note 5) to limit the Company’s exposure to changes in interest rates.  The Interest Rate Swap is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133").  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet.  Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders' equity) or in the consolidated statement of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that this is not a hedging transaction and changes in the value of its Interest Rate Swap were recorded in the consolidated statement of operations (see Note 5).

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3
Cash and cash equivalents	$22,565	$—	$—
Interest rate swap	—	$(3,846)	—

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 was effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted provided the entity also elects to apply the provisions of SFAS 157. The Company adopted SFAS 159 on April 1, 2008 and elected not to measure any additional financial instruments and other items at fair value.

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

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2008		As of December 31, 2008
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$50	$91	$53	$51
Exhibitor Install Notes	95	1,002	116	930
TIS Note	—	100	100	—
FiberMedia Note	—	—	631	—
Other	13	27	13	21
	$158	$1,220	$913	$1,002

In March 2006, in connection with AccessIT DC’s Phase I Deployment (see Note 7), a certain motion picture exhibitor issued to the Company a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of December 31, 2008, the outstanding balance of the Exhibitor Note was $104.

In connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of digital cinema projection systems (the “Systems”) in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of December 31, 2008, the aggregate outstanding balance of the Exhibitor Install Notes was $1,046.

Prior to the Company’s acquisition of USM, Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS.  As of December 31, 2008, the outstanding balance of the TIS Note was $100.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia is required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of December 31, 2008, the aggregate outstanding balance of the FiberMedia Install Notes was $631.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2008		As of December 31, 2008
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$540	$—	$90	$—
Boeing Note	450	—	—	—
First USM Note	414	221	221	—
SilverScreen Note	113	20	47	—
Vendor Note *	—	9,600	—	9,600
2007 Senior Notes	—	55,000	—	55,000
Other	50	—	15	—
GE Credit Facility *	15,431	185,848	24,195	167,440
NEC Facility	—	—	161	376
	$16,998	$250,689	$24,729	$232,416

* The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW.  In March 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term.  During the nine months ended December 31, 2008, the Company repaid principal of $450 on the HS Notes.  As of December 31, 2008, the outstanding principal balance of the HS Notes was $90.

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

In July 2006, in connection with the acquisition of USM, the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the nine months ended December 31, 2008, the Company repaid principal of $414 on the First USM Note.  As of December 31, 2008, the outstanding principal balance of the First USM Note was $221.

Prior to the Company’s acquisition of USM, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  During the nine months ended December 31, 2008, the Company repaid principal of $86 on the SilverScreen Note.  As of December 31, 2008, the outstanding principal balance of the SilverScreen Note was $47.

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

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of December 31, 2008, the outstanding principal balance of the Vendor Note was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior Notes is payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issues shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement were used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in Systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes were registered for resale (see Note 6).  Under the 2007 Senior Notes the Company agreed (i) to limit its total indebtedness to an aggregate of $315,000 until certain conditions were met, which conditions have been met allowing the Company to incur indebtedness in excess of $315,000 in the aggregate and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  Interest expense on the 2007 Senior Notes for the three and nine months ended December 31, 2008 amounted to $1,375 and $4,092, respectively.  As of December 31, 2008, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In August 2006, AccessIT DC entered into an agreement with General Electric Capital Corporation (“GECC”) pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 7) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the

Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. During the nine months ended December 31, 2008, the Company repaid principal of $9,644 on the GE Credit Facility.  As of December 31, 2008, the outstanding principal balance of the GE Credit Facility was $191,635 at a weighted average interest rate of 7.1%.

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

At December 31, 2008, the Company was in compliance with these covenants.

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

Previously, the Interest Rate Swap was classified as an asset, however as a result from the recent decline in Libor rates and the outlook for Libor to remain below the Company’s 2.8% fixed Libor rate, the Interest Rate Swap is currently being shown as a liability.  Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party.  The fair value of the Interest Rate Swap liability was $3,846 at December 31, 2008 and a loss of $5,411 and $3,846 was recorded in the consolidated statement of operations for the three months and nine months ended December 31, 2008, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveTM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of December 31, 2008, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment within the unaudited condensed consolidated balance sheets as of December 31, 2008.  During the nine months ended December 31, 2008, the Company repaid principal of $32 on the NEC Credit Facility.  As of December 31, 2008, the outstanding principal balance of the NEC Credit Facility was $537.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into a credit facility (the “Barco Related Facility”) with a bank to fund the purchase of Systems from Barco N.V., to be installed in movie theatres as part of the Company’s Phase II Deployment.  The Barco Related Facility provides for borrowings of up to a total of $8,900 in tranches as necessary through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The Barco Related Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries.  As of December 31, 2008, no funds have been drawn down on the Barco Related Facility.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.  Under the terms of the 2007 Senior Notes (see Note 5), the Company is currently precluded from purchasing shares of its Class A Common Stock.  As of December 31, 2008, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

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

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered the resale of an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the nine months ended December 31, 2007 and 2008, the Company recorded $267 and $1,202, respectively, of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the value of the Additional Interest Shares to be $5,244 and is recording that amount over the 36 month term of the 2007 Senior Notes.  For the nine months ended December 31, 2007 and 2008, the Company recorded $0 and $1,311, respectively, to interest expense in connection with the Additional Interest

Shares.  In December 2008, the Company issued 220,000 shares of Class A Common Stock, respectively, as Additional Interest Shares valued at $81.

In December 2007, March 2008 and June 2008, the Company issued 345,944, 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares of Class A Common Stock previously registered for resale on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and part of an additional 500,000 shares of Class A Common Stock the resale of which was registered on the registration statement on Form S-3, which was filed on May 6, 2008, and was declared effective by the SEC on June 30, 2008.   The resale of an additional 750,000 shares of Class A Common Stock issued as future Interest Shares and Additional Interest Shares were registered on the registration statement on Form S-3, which was filed on September 12, 2008, and has not yet been declared effective.  For the nine months ended December 31, 2007 and 2008, the Company recorded $1,546 and $1,342, respectively, as non-cash interest expense in connection with the Interest Shares.

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

In connection with the acquisition of The Bigger Picture in January 2007, The Bigger Picture entered into a services agreement (the “SD Services Agreement”) with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  The SD Services Agreement is on a month-to-month term and requires the Company to pay approximately $17 per month, of which 70% may be paid periodically in the form of Cinedigm Class A Common Stock, at the Company’s option.  In June 2008 and September 2008, the Company issued 24,579 and 22,010 shares of unregistered Class A Common Stock with a value of $60 and $33, respectively, to SDE as partial payment for such services and resources.

In September 2008, the Company amended its Fourth Amended and Restated Certificate of Incorporation to designate as Class A Common Stock the 25,000,000 shares of undesignated common stock.

In September 2008, the Company issued 12,824 shares of Class A Common Stock for restricted stock awards that vested.

PREFERRED STOCK SUBSCRIPTION

In December 2008, the Company received subscription proceeds of $2,000 from an investor for Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”) to be issued. The Company recorded the $2,000 as a liability at December 31, 2008.  See Note 10 for subsequent events.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

Cinedigm’s equity incentive plan (“the Plan”) provides for the issuance of options and other equity-based awards to purchase up to 3,700,000 shares of Class A Common Stock to employees, outside directors and consultants.

During the nine months ended December 31, 2008, under the Plan, the Company granted stock options to purchase 5,500 and 320,003 shares of its Class A Common Stock to its employees at an exercise price of $3.87 and $3.25 per share, respectively.  As of December 31, 2008, the weighted average exercise price for outstanding stock options is $6.11 and the weighted average remaining contractual life is 6.7 years.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Fair Value Per Share
Balance at March 31, 2008	2,076,569 (1)	$4.77
Granted	325,503	.58
Exercised	—	—
Forfeited	(87,750)	6.62
Balance at December 31, 2008	2,314,322	$4.11

(1)
As of March 31, 2008, there were no shares available for issuance under the Plan, due to the number of options and restricted stock currently outstanding along with historical option exercises.  An expansion of the number of shares issuable under the Plan was obtained at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock awards.  During the nine months ended December 31, 2008, the Company granted 723,700 restricted stock units.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Fair Value Per Share
Balance at March 31, 2008	102,614	$3.78
Granted	723,700	1.66
Vested	(12,824)	5.56
Forfeitures	(19,901)	2.52
Balance at December 31, 2008	793,589	$1.85

ACCESSDM STOCK OPTION PLAN

AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the nine months ended December 31, 2008, there were no AccessDM options granted.  As of December 31, 2008, the weighted average exercise price for outstanding stock options is $0.95 and the weighted average remaining contractual life is 5.1 years.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Fair Value Per Share
Balance at March 31, 2008	1,055,000	(2)	$0.71	(1)
Granted	—		—
Exercised	—		—
Forfeited	—		—
Balance at December 31, 2008	1,055,000	(2)	$0.71	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of December 31, 2008, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2008	December 31, 2008
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
	1,227,471	1,227,471

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

7.	COMMITMENTS AND CONTINGENCIES

In October 2008, in connection with the Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with five motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  Phase 2 DC also entered into master license agreements with three exhibitors covering a total of 493 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Installation of Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.  As of December 31, 2008, there were 47 Systems, which had been previously installed by exhibitors and are part of the Phase II Deployment.  The Company will purchase these Systems which have an aggregate cost of approximately $3,400.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems from Christie at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2008, the Company had not purchased any Systems under this agreement.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, Inc. (“Barco”), for the purchase of up to 5,000 Systems from Barco at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2008, the Company had not purchased any Systems under this agreement.

Litigation

A subsidiary of the Company, ADM Cinema, was named as a defendant in an action filed on May 19, 2008 in the Supreme Court of the State of New York, County of Kings by Pavilion on the Park, LLC (“Landlord”).  Landlord is the owner of the premises located at 188 Prospect Park West, Brooklyn, New York, known as the Pavilion Theatre.  Pursuant to the relevant lease, ADM Cinema leases the Pavilion Theatre from Landlord and operates it as a movie theatre.

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that

ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. The Company believes that it has meritorious defenses against these claims and the Company intends to defend its position vigorously. However, if the Company does not prevail, any significant loss resulting in eviction may have a material effect on the Company’s business, results of operations and cash flows.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Nine Months ended December 31,
	2007	2008
Supplemental disclosure:
Interest paid	$14,149	$15,758

Noncash Investing and Financing Activities:
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$29,762	$231
Deposits applied to equipment purchased from Christie	$23,402	$—
Issuance of Class A Common Stock as additional purchase price for USM	$1,000	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$29	$82
Note payable issued for customer contract	$75	$—
One Year Senior Notes refinanced into 2007 Senior Notes	$18,000	$—
Legal fees from the holders of the 2007 Senior Notes included in debt issuance costs	$109	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$—	$129
Issuance of Class A Common Stock to SDE as payment for services and resources	$—	$93
Assets acquired under capital lease	$—	$92

For the nine months ended December 31, 2007 and 2008, included in purchases of property and equipment on the unaudited condensed consolidated statements of cash flows are payments made on prior period accounts payable and accrued expenses related to equipment additions of $19,239 and $15,701, respectively.

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
AccessIT DC and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company’s 3,723 Systems installed nationwide in AccessIT DC’s Phase I Deployment and Phase 2 DC’s second digital cinema deployment (the “Phase II Deployment”) to motion picture exhibitors.
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

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008,
100% of the revenues and expenses are being realized by FiberMedia.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,857	$163	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

	As of December 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$757	$10,715	$—	$1	$11,473
Total goodwill	$4,529	$3,332	$163	$—	$8,024
Total assets	$288,557	$29,465	$711	$10,311	$329,044

Based on the Company’s most recent testing at December 31, 2008, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment, was below the carrying amount and recorded an impairment charge of $6,525 (see Note 2).

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the nine months ended December 31, 2007	$65,080	$537	$13	$23	$65,653
For the nine months ended December 31, 2008	$17,816	$275	$3	$21	$18,115

	For the Three Months Ended December 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$15,353	$5,805	$322	$—	$21,480
Intersegment revenues	99	—	—	—	99
Total segment revenues	15,452	5,805	322	—	21,579
Less Intersegment revenues	(99)	—	—	—	(99)
Total consolidated revenues	$15,353	$5,805	$322	$—	$21,480

Direct operating (exclusive of depreciation and amortization shown below)	2,214	4,124	270	—	6,608
Selling, general and administrative	1,835	2,330	59	1,866	6,090
Provision for doubtful accounts	135	186	—	—	321
Research and development	180	—	—	—	180
Stock-based compensation	68	28	—	66	162
Depreciation of property and equipment	7,459	438	106	17	8,020
Amortization of intangible assets	191	879	—	1	1,071
Total operating expenses	12,082	7,985	435	1,950	22,452
Income (loss) from operations	$3,271	$(2,180)	$(113)	$(1,950)	$(972)

Interest income	227	1	—	220	448
Interest expense	(4,998)	(272)	—	(2,433)	(7,703)
Debt refinancing expense	—	—	—	—	—
Other expense, net	(87)	(2)	—	(36)	(125)
Net loss	$(1,587)	$(2,453)	$(113)	$(4,199)	$(8,352)

	For the Three Months Ended December 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$16,351	$6,064	$295	$—	$22,710
Intersegment revenues	207	12	—	—	219
Total segment revenues	16,558	6,076	295	—	22,929
Less Intersegment revenues	(207)	(12)	—	—	(219)
Total consolidated revenues	$16,351	$6,064	$295	$—	$22,710

Direct operating (exclusive of depreciation and amortization shown below)	2,102	4,739	227	—	7,068
Selling, general and administrative	1,141	1,608	52	1,890	4,691
Provision for doubtful accounts	10	88	—	—	98
Research and development	107	—	—	—	107
Stock-based compensation	73	27	—	195	295
Impairment of goodwill	—	6,525	—	—	6,525
Depreciation of property and equipment	7,679	368	62	17	8,126
Amortization of intangible assets	115	706	—	—	821
Total operating expenses	11,227	14,061	341	2,102	27,731
Income (loss) from operations	$5,124	$(7,997)	$(46)	$(2,102)	$(5,021)

Interest income	44	1	—	43	88
Interest expense	(4,149)	(294)	—	(2,492)	(6,935)
Other expense, net	(49)	(87)	—	(26)	(162)
Change in fair value of interest rate swap	(5,411)	—	—	—	(5,411)
Net loss	$(4,441)	$(8,377)	$(46)	$(4,577)	$(17,441)

	For the Nine Months Ended December 31, 2007
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$38,309	$19,807	$976	$—	$59,092
Intersegment revenues	465	—	—	—	465
Total segment revenues	38,774	19,807	976	—	59,557
Less Intersegment revenues	(465)	—	—	—	(465)
Total consolidated revenues	$38,309	$19,807	$976	$—	$59,092

Direct operating (exclusive of depreciation and amortization shown below)	6,401	12,728	669	—	19,798
Selling, general and administrative	5,261	7,274	156	4,436	17,127
Provision for doubtful accounts	183	508	—	—	691
Research and development	503	—	—	—	503
Stock-based compensation	165	70	—	126	361
Depreciation of property and equipment	19,278	1,305	316	51	20,950
Amortization of intangible assets	576	2,631	—	3	3,210
Total operating expenses	32,367	24,516	1,141	4,616	62,640
Income (loss) from operations	$5,942	$(4,709)	$(165)	$(4,616)	$(3,548)

Interest income	737	4	—	433	1,174
Interest expense	(13,821)	(1,037)	—	(5,672)	(20,530)
Debt refinancing expense	—	—	—	(1,122)	(1,122)
Other expense, net	(176)	(57)	—	(193)	(426)
Net loss	$(7,318)	$(5,799)	$(165)	$(11,170)	$(24,452)

	For the Nine Months Ended December 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$46,702	$17,482	$945	$—	$65,129
Intersegment revenues	669	33	—	—	702
Total segment revenues	47,371	17,515	945	—	65,831
Less Intersegment revenues	(669)	(33)	—	—	(702)
Total consolidated revenues	$46,702	$17,482	$945	$—	$65,129

Direct operating (exclusive of depreciation and amortization shown below)	6,502	12,409	686	—	19,597
Selling, general and administrative	3,075	5,255	162	5,219	13,711
Provision for doubtful accounts	(40)	311	—	—	271
Research and development	207	—	—	—	207
Stock-based compensation	140	71	—	442	653
Impairment of goodwill	—	6,525	—	—	6,525
Depreciation of property and equipment	22,966	1,184	194	50	24,394
Amortization of intangible assets	459	2,208	—	2	2,669
Total operating expenses	33,309	27,963	1,042	5,713	68,027
Income (loss) from operations	$13,393	$(10,481)	$(97)	$(5,713)	$(2,898)

Interest income	142	3	—	166	311
Interest expense	(13,005)	(822)	—	(7,274)	(21,101)
Other expense, net	(191)	(166)	—	(131)	(488)
Change in fair value of interest rate swap	(3,846)	—	—	—	(3,846)
Net (loss) income	$(3,507)	$(11,466)	$(97)	$(12,952)	$(28,022)

10. SUBSEQUENT EVENTS

In January 2009, the Company issued 19,921 shares of Class A Common Stock for restricted stock awards that vested.

In January 2009, the Company issued 129,871 shares of unregistered Class A Common Stock with a value of approximately $100 as payment for services rendered related to the preferred stock subscription as discussed below.

In January 2009, in connection with the SD Services Agreement (see Note 6) the Company issued 70,432 shares of unregistered Class A Common Stock with a value of $49 to SDE as partial payment for such services and resources.

In February 2009, the Company issued Preferred Stock and warrants to purchase Class A Common Stock (the “Preferred Warrants”) to an investor for total proceeds of $2,000.  The $2,000 proceeds had been received in December 2008 and was recorded by the Company as a liability as of December 31, 2008. The investor received 4 shares of Preferred Stock and Preferred Warrants to purchase 700,000 shares of Class A Common Stock with an exercise price of $0.66 per share.  Dividends will accrue on the Preferred Stock at a rate of 10% per annum and are payable quarterly after the maturity date of the 2007 Senior Notes in cash or, at the Company’s option and subject to certain conditions, in shares of Class A Common Stock.  The Preferred Warrants are exercisable beginning in March 2009 until the fifth anniversary of the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cinedigm Digital Cinema Corp. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Form 10-K.

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

In this report, “Cinedigm,” “we,” “us,” “our” refers to Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.and the “Company” refers to Cinedigm and its subsidiaries unless the context otherwise requires.

OVERVIEW

Cinedigm was incorporated in Delaware on March 31, 2000 and began doing business as Cinedigm Digital Cinema Corp. on November 25, 2008.  We provide fully managed storage, electronic delivery and software services and technology solutions for owners and distributors of digital content to movie theatres and other venues.  We have three primary businesses, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). Our Media Services business provides software, services and technology solutions to the motion picture and television industries, primarily to facilitate the conversion from analog (film) to digital cinema and positioned us at what we believe to be the forefront of an industry relating to the delivery and management of digital cinema and other content to entertainment and other remote venues worldwide.  Our Content & Entertainment business provides motion picture exhibition to the general public and cinema advertising and film distribution services to movie exhibitors.  Our Other business provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, our goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.  Additional information related to the Company’s reporting segments can be found in Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements.

We have three reportable segments:  Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), Christie/AIX, Inc. (“AccessIT DC”), PLX Acquisition Corp., Core Technology Services, Inc. (“Managed Services”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”).  The Content & Entertainment segment of our business is comprised of ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. d/b/a The Bigger Picture (“The Bigger Picture”). Our Other segment consists of the operations of our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, the IDCs have been operated by FiberMedia, consisting of unrelated third parties, and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses historically and through the current period, and until recently, have used cash in operating activities, and have an accumulated deficit of $128.7 million as of December 31, 2008. We also have significant contractual obligations related to our debt for the remainder of fiscal year 2009 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at December 31, 2008, and expected cash flows from operations, we believe that we have the ability to meet our obligations through December 31, 2009. We are seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to the Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) second digital cinema deployment (the “Phase II Deployment”) and for working capital as necessary. Although we recently entered into certain agreements related to the Phase II Deployment, there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Goodwill Impairment

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).   SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  We test our goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review possible impairment of finite lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records goodwill and intangible assets resulting from past business combinations.

Our process of evaluating goodwill for impairment involves the determination of fair value of four goodwill reporting units: AccessIT SW, The Pavilion Theatre, USM and The Bigger Picture.  Identification of reporting units is based on the criteria contained in SFAS No. 142.  We normally conduct an annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.  As discussed further below, we concluded that one or more triggering events had occurred during the three months ended December 31, 2008 and conducted impairment tests as of December 31, 2008.

Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues and gross margins, which vary among reporting units. The discount rates utilized as of the December 31, 2008 testing date range from 16.0% - 27.5% based on the estimated market participant weighted average cost of capital (“WACC”) for each unit.  The market participant based WACC for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

The market multiple methodology establishes fair value by comparing the reporting unit to other companies that are similar, from an operational or industry standpoint and considers the risk characteristics in order to determine the risk profile relative to the comparable companies as a group.  The most significant assumptions are the market multiplies and the control premium. We have elected not to apply a control premium to the fair value conclusions for the purposes of impairment testing.

We assign a weighting to the discounted cash flows and market multiple methodologies to derive the fair value of the reporting unit.  The income approach is weighted 40% to 30% and the market approach is weighted 40% to 30% to derive the fair value of the reporting unit.  The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time.

Based on the results of our impairment evaluation, we recorded an impairment charge of $6.5 million in the quarter ended December 31, 2008 related to our content and entertainment reporting segment.

Results of Operations for the Three Months Ended December 31, 2007 and 2008

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2007	2008	Change
Revenues:
Media Services	$15,353	$16,351	7%
Content & Entertainment	5,805	6,064	4%
Other	322	295	(8)%
	$21,480	$22,710	6%

Revenues increased $1.2 million or 6%.  The increase in revenues was primarily due to an 11% increase in VPF revenues in the Media Service segment, attributable to the increased number of Systems installed in movie theatres, upon the completion of our Phase I Deployment of 3,723 screens, along with a 45% increase in revenues from delivery of movies to digitally equipped theatres, also due to the increase in the number of such theatres over the last year.  These gains in the Media Services segment were offset by a 100% decline in Theatre Command Center (“TCC”) software license fees as there were no TCC fees yet for our Phase II Deployment in addition to a 30% reduction in software related revenues by AccessIT SW.  We expect these TCC software license fees to resume upon either the Phase II Deployment, or other deployments of Systems. The Content & Entertainment segment revenues increased 5% mainly due to non-cash barter revenues of $1.2 million, which represents the fair value of advertising provided to alternative content providers of The Bigger Picture as part of the agreements to distribute alternative content, along with a 124% increase in distribution revenues by The Bigger Picture.  These gains were partially offset by a 20% decline in in-theatre advertising revenues, mostly attributable to the elimination of various under-performing customer contracts and economic conditions impacting the advertising industry.  We expect consolidated revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our Phase II Deployment.  Such revenues will be generated primarily from VPFs and, to a lesser degree, other revenue sources including content delivery and distribution of alternative content generated from Systems installed at exhibitors in digitally equipped movie theatres.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2007	2008	Change
Direct operating expenses:
Media Services	$2,214	$2,102	(5)%
Content & Entertainment	4,124	4,739	15%
Other	270	227	(16)%
	$6,608	$7,068	7%

Direct operating expenses increased $0.5 million or 7%.  The increase in the Content & Entertainment segment was primarily related to non-cash content acquisition expenses of $1.2 million for The Bigger Picture related to the fair value of advertising provided by USM offset by reduced staffing levels, reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising and reduced film rent expense for the Pavilion Theatre. The Media Services segment decreased 5% mainly due to reduced staffing levels and reduced software related cost of sales by AccessIT SW offset by increased property tax expense related to the 3,723 Systems installed. Our Other segment decreased by 16% mainly due to reduced IDC expenses not reimbursable by FiberMedia and reduced staffing levels. Other than these non-cash content acquisition expenses,  we expect direct operating expenses to remain near current levels for the near future.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2007	2008	Change
Selling, general and administrative expenses:
Media Services	$1,835	$1,141	(38)%
Content & Entertainment	2,330	1,608	(31)%
Other	59	52	(12)%
Corporate	1,866	1,890	1%
	$6,090	$4,691	(23)%

Selling, general and administrative expenses decreased $1.4 million or 23%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of December 31, 2007 and 2008 we had 309 and 251 employees, respectively, of which 38 and 43, respectively, were part-time employees and 64 and 50, respectively, were salespersons.  Due to reduced headcount levels primarily from the consolidation of sales territories in USM, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to remain near current levels or to be reduced further, at least for the next twelve months.

Impairment of goodwill

Based on the Company’s most recent testing at December 31, 2008, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment, was below the carrying amount and recorded an impairment charge of $6.5 million.  This resulted from the continued decline in our market capitalization, the extremely depressed economic conditions generally, the re-evaluation of our forecasts and other assumptions, and the diminished market values of our identified peer companies.

Interest income

Interest income decreased $0.4 million or 80%. The decrease was attributable to lower cash balances from the prior year, and lower bank interest rates on deposited funds.  We anticipate that interest income will continue to be moderately reduced in future periods.

Interest expense

	For the Three Months Ended December 31,
($ in thousands)	2007	2008	Change
Interest expense:
Media Services	$4,998	$4,149	(17)%
Content & Entertainment	272	294	8%
Corporate	2,433	2,492	2%
	$7,703	$6,935	(10)%

Interest expense decreased $0.8 million or 10%. Total interest expense included $6.0 million of interest paid and accrued for each of the three months ended December 31, 2007 and 2008, along with non-cash interest expense of $1.7 million and $0.9 million for the three months ended December 31, 2007 and 2008, respectively.  The decrease in interest paid and accrued within the Media Services segment relates to the reduced interest rate on the GE Credit Facility in part due to the Interest Rate Swap executed in April 2008, along with less interest related to the reduced outstanding principal balance of the GE Credit Facility.  The increase in interest expense within Corporate relates to the interest on the 2007 Senior Notes offset by the elimination of interest expense on the $22.0 million of One Year Senior Notes, which were repaid with the proceeds from the $55.0 million of 2007 Senior Notes in August 2007.

The decrease in non-cash interest was due to the value of the shares issued as payment of interest on the 2007 Senior Notes during the three months ended December 31, 2007, offset by increased non-cash interest related to the amortization of the value of the Advance Additional Interest Shares and the amortization of the estimated value of the Additional Interest Shares related to the 2007 Senior Notes.  Interest for the three months ended December 31, 2008 on the 2007 Senior Notes was paid in cash.  Non-cash interest could increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment, and the continued payments of principal related to the GE Credit Facility, and, subject to any Phase II Deployment related borrowings, we expect our interest expense to stabilize or decline.

Change in fair value of interest rate swap

The change in fair value of interest rate swap from $1.6 million to $(3.8) million resulted in a loss of $5.4 million in the Media Services segment for the three months ended December 31, 2008.  This resulted from the recent decline in Libor rates and the projected outlook for the Libor rates remaining below the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.

Results of Operations for the Nine Months Ended December 31, 2007 and 2008

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2007	2008	Change
Revenues:
Media Services	$38,309	$46,702	22%
Content & Entertainment	19,807	17,482	(12)%
Other	976	945	(3)%
	$59,092	$65,129	10%

Revenues increased $6.0 million or 10%.  In the Media Service segment, the increase in revenues was primarily due to a 28% increase in VPF revenues, attributable to the increased number of Systems installed in movie theatres, following the completion of our Phase I Deployment with 3,723 screens.  We experienced a 52% increase in revenues from delivery of movies to digitally equipped theatres, due to the increase in the number of such theatres over the last year as well as increases in satellite revenues and ACF revenues.  We also experienced a 96% decline in software revenues, due to one-time license fees from our TCC software realized during the Phase I Deployment.  We expect these software license fees to resume upon either a Phase II Deployment, or an international deployment of Systems.  In the Content & Entertainment segment, revenues decreased 12% mainly despite a 23% decline in in-theatre advertising revenues, mostly attributable to the elimination of various under-performing customer contracts and economic conditions impacting the advertising industry, offset by non-cash barter revenues of $1.2 million, which represents the fair value of advertising provided to alternative content providers of The Bigger Picture, and a 27% increase in distribution revenues by The Bigger Picture.  We expect consolidated revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our Phase II Deployment, which will drive VPFs and other revenue sources including content delivery and distribution of alternative content generated from digitally equipped movie theatres.  We are dependant on the availability of suitable financing for any large scale Phase II Deployment.  To date such sources of financing are still being pursued.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2007	2008	Change
Direct operating expenses:
Media Services	$6,401	$6,502	2%
Content & Entertainment	12,728	12,409	(3)%
Other	669	686	3%
	$19,798	$19,597	(1)%

Direct operating expenses decreased $0.2 million or 1%.  The decrease in the Content & Entertainment segment was primarily related to reduced staffing levels and reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising offset by non-cash content acquisition expenses of $1.2 million for The Bigger Picture related to the fair value of advertising provided by USM. Other than these non-cash content acquisition expenses, we expect direct operating expenses to decrease or remain consistent as compared to prior periods.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2007	2008	Change
Selling, general and administrative expenses:
Media Services	$5,261	$3,075	(42)%
Content & Entertainment	7,274	5,255	(28)%
Other	156	162	4%

Corporate	4,436	5,219	18%
	$17,127	$13,711	(20)%

Selling, general and administrative expenses decreased $3.4 million or 20%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment, as well as reduced professional fees within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of December 31, 2007 and 2008 we had 309 and 251 employees, respectively, of which 38 and 43, respectively, were part-time employees and 64 and 50, respectively, were salespersons.  Due to reduced headcount levels primarily from the consolidation of sales territories in USM, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to stabilize as compared to prior periods until a Phase II Deployment begins.

Impairment of goodwill

Based on the Company’s most recent testing at December 31, 2008, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment, was below the carrying amount and recorded an impairment charge of $6.5 million.  This resulted from the continued decline in our market capitalization, the extremely depressed economic conditions generally, the re-evaluation of our forecasts and other assumptions, and the diminished market values of our identified peer companies.

Interest income

Interest income decreased $0.9 million or 74%. The decrease was attributable to lower cash balances from the prior year, and lower bank interest rates on deposited funds.  We anticipate that interest income will continue to be moderately reduced in future periods.

Depreciation Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2007	2008	Change
Depreciation expense:
Media Services	$19,278	$22,966	19%
Content & Entertainment	1,305	1,184	(9)%
Other	316	194	(39)%
Corporate	51	50	(2)%
	$20,950	$24,394	16%

Depreciation expense increased $3.4 million or 16%.  The increase was primarily attributable to the increased amount of assets supporting AccessIT DC’s Phase I Deployment.  The number of installed Systems being depreciated increased from 2,275 to 3,723 during the nine months ended December 31, 2007. Depreciation for the nine months ended December 31, 2008 included depreciation on all 3,723 Systems.

Interest expense

	For the Nine Months Ended December 31,
($ in thousands)	2007	2008	Change
Interest expense:
Media Services	$13,821	$13,005	(6)%
Content & Entertainment	1,037	822	(21)%
Corporate	5,672	7,274	28%
	$20,530	$21,101	3%

Interest expense increased $0.6 million or 3%. Total interest expense included $16.6 million and $17.2 million of interest paid and accrued along with non-cash interest expense of $3.9 million and $3.9 million for the nine months ended December 31, 2007 and 2008, respectively.  The decrease in interest paid and accrued within the Media Services segment relates to the reduced interest rate on the GE Credit Facility in part due to the Interest Rate Swap, along with less interest related to the reduced outstanding principal balance of the GE Credit Facility offset by increased interest for the $9.6 million of vendor financing.  The decrease in interest expense within the Content & Entertainment segment related to reduced interest due to the repayment of an USM term note with a portion of the proceeds from the 2007 Senior Notes in August 2007.  The increase in interest expense within Corporate relates to the interest on the 2007 Senior Notes offset by the elimination of interest expense on the $22.0 million of One Year Senior Notes, which were also repaid with the proceeds from the $55.0 million of 2007 Senior Notes in August 2007.

Non-cash interest remained flat due to increased non-cash interest for the value of the shares issued as payment of interest on the $55.0 million of 2007 Senior Notes, offset by reduced non-cash interest for the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes, which were repaid with the proceeds from the $55.0 million of 2007 Senior Notes in August 2007.  Non-cash interest could continue to increase depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, and subject to any Phase II Deployment related borrowings, we expect our interest expense to stabilize.

Debt refinancing expense

During the nine months ended December 31, 2007, the Corporate segment recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes as an inducement for them to enter into a securities purchase agreement for the 2007 Senior Notes with the Company in August 2007.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $3.8 million in the Media Services segment for the nine months ended December 31, 2008 due to the recent decline in Libor rates and the projected outlook for Libor rates remaining below the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 was effective for the financial statements included in the Company’s quarterly report for the period ended September 30, 2008, and application of FSP FAS 157-3 had no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted provided the entity also elects to apply the provisions of SFAS 157. The Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 5,200 of the domestic screens are equipped with digital cinema technology, and 3,723 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over the next three years. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year will be the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GECC”), as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  As of December 31, 2008, the outstanding principal balance of the GE Credit Facility was $191.6 million at a weighted average interest rate of 7.1%. Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of December 31, 2008, the outstanding principal balance of the Vendor Note was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2008, all shares issued to the holders of the 2007 Senior Notes were registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit our total indebtedness to an aggregate of $315.0 million unless certain conditions were met, which conditions have been met allowing us to incur indebtedness in excess of $315.0 million in the aggregate and (ii) not to, and not to cause our subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  Additionally, under the 2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of December 31, 2008, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

As of December 31, 2008, we had cash and cash equivalents of $22.6 million and our working capital was $10.7 million.

Operating activities used net cash of $4.8 million for the nine months ended December 31, 2007, and provided net cash of $21.6 million for the nine months ended December 31, 2008.  The increase in cash provided by operating activities was primarily due to the decreased net loss, an increase of non-cash depreciation and amortization along with improved collections of outstanding accounts receivable, reduced payments for accounts payable and accrued expenses and a reduction of unbilled revenues offset by increased prepaid expenses and deferred revenues.

Investing activities used net cash of $86.6 million and $19.5 million for the nine months ended December 31, 2007 and 2008, respectively. The decrease was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007.  If and when a Phase II Deployment begins, we would expect an increase in capital expenditures resulting in an increase in cash used by investing activities.

Financing activities provided net cash of $97.9 million for the nine months ended December 31, 2007 due to the proceeds from the 2007 Senior Notes, the GE Credit Facility and the Christie Note.  Financing activities used net cash of $9.2 million for the nine months ended December 31, 2008 due to principal repayments on various notes payable, mainly $9.6 million on the GE Credit Facility, offset by $2.0 million of subscription proceeds received from a preferred stock investor.  Financing activities are expected to continue using net cash for principal repayments on the GE Credit Facility, which began in August 2008.  Although we have engaged a third-party investment banking firm to assist us in seeking to refinance the GE Credit Facility and to finance the Phase II Deployment, the terms of any such refinancing or financing have not yet been determined.  If and when a Phase II Deployment begins, we expect an increase in cash provided by financing activities for borrowings under a financing that we intend to enter into in connection with the Phase II Deployment.  Our Phase II Deployment would allow for the purchase of up to 10,000 digital cinema projection systems, which together with installation and related costs, could aggregate approximately $700 million.  The cost of such equipment is expected to be funded with a combination of long term debt and payments from exhibitors and other third parties.  The Company is currently pursuing various financing options with private parties in connection with the Phase II Deployment.  If the Company is not successful in securing funding for its Phase II Deployment from lenders, exhibitors and/or hardware vendors, such deployment would have to be delayed, which would significantly reduce revenue growth.

We have contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, non-cancelable long-term capital lease obligations for the Pavilion Theatre and computer network equipment for USM, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements between USM and exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations, including interest were applicable, as of December 31, 2008 and each corresponding period thereafter:

Contractual Obligations ($ in thousands)	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Long-term debt (1)	$73,954	$1,991	$57,501	$2,134	$12,328
Credit facilities (2)	235,818	37,445	77,512	120,861	—
Capital lease obligations	15,719	1,192	2,361	2,278	9,888
Total debt-related obligations, including interest	$325,491	$40,628	$137,374	$125,273	$22,216

Operating lease obligations (3)	$8,761	$2,815	$3,009	$1,478	$1,459
USM Theatre agreements	21,539	4,280	5,434	4,357	7,468
Total obligations to be included in operating expenses	$30,300	$7,095	$8,443	$5,835	$8,927

Purchase obligations	2,034	2,034	—	—	—
Grand Total	$357,825	$49,757	$145,817	$131,108	$31,143

(1)
Excludes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.  Interest expense on the 2007 Senior Notes for the three and nine months ended December 31, 2008 amounted to $1.4 million and $4.1 million, respectively.    The outstanding principal amount of $55.0 million for the 2007 Senior Notes is due August 2010, but may be extended for one 6 month period at the discretion of the Company to February 2011, if certain conditions are met.  Includes the amounts due under the Vendor Note, of which the outstanding principal amount of $9.6 million is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

(2)	Represents the amount due under the GE Credit Facility including interest thereon which is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.
(3)
Includes operating lease agreements for the IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $6.8 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

We have incurred net losses historically and through the current period, and until recently, have used cash in operating activities, and have an accumulated deficit of $128.7 million as of December 31, 2008. We also have significant contractual obligations related to our debt for the remainder of fiscal year 2009 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. We are seeking to raise additional capital to refinance certain outstanding debt, and also for equipment requirements related to our Phase II Deployment or for working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Based on our cash position at December 31, 2008, and expected cash flows from operations, our management believes that the cash on hand and cash receipts from existing operations will be sufficient to permit us to meet our obligations through December 31, 2009.

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

Subsequent Events

In January 2009, the Company issued 19,921 shares of Class A Common Stock for restricted stock awards that vested.

In January 2009, we issued 129,871 shares of unregistered Class A Common Stock with an approximate value of $100 thousand as payment for services rendered related to the preferred stock subscription as discussed below.

In January 2009, in connection with the SD Services Agreement, we issued 70,432 shares of unregistered Class A Common Stock with a value of $49 thousand to SDE as partial payment for such services and resources.

In February 2009, we issued Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”) and warrants to purchase Class A Common Stock (the “Preferred Warrants”) to an investor for total proceeds of $2.0 million.  The $2.0 million had been received in December 2008 and was recorded by us as a liability as of December 31, 2008.  The investor received 4 shares of Preferred Stock and Preferred Warrants to purchase 700,000 shares of Class A Common Stock with an exercise price of $0.66 per share.  Dividends will accrue on the Preferred Stock at a rate of 10% per annum and are payable quarterly after the maturity date of the 2007 Senior Notes in cash or, at our option and subject to certain conditions, in shares of Class A Common Stock.  The Preferred Warrants are exercisable beginning in March 2009 until the fifth anniversary of the date of grant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our GE Credit Facility and cash equivalents. The interest rate on certain advances under the GE Credit Facility fluctuates with the bank’s prime rate.  As of December 31, 2008, the outstanding principal balance of the GE Credit Facility was $191.6 million at a weighted average interest rate of 7.1%.

Interest to be paid by us on our GE Credit Facility is our only debt with a floating interest rate. In April 2008, the Company executed an Interest Rate Swap whereby we fixed a portion (90%) of our interest with respect to the GE Credit Facility at 7.3%. The Interest Rate Swap will remain in effect until August 2010. Additionally, at December 31, 2008, the remaining portion of the GE Credit Facility that is subject to variable interest rates is approximately $19.2 million. While we have a fixed interest rate of 7.3% on 90% of the amounts outstanding under the GE Credit Facility, an increase or decrease in current and forecasted interest rates will cause the fair value of the Interest Rate Swap to increase or decrease, respectively, with a corresponding non-cash gain or loss recorded in the consolidated statement of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, ADM Cinema, was named as a defendant in an action filed on May 19, 2008 in the Supreme Court of the State of New York, County of Kings by Pavilion on the Park, LLC (“Landlord”).  Landlord is the owner of the premises located at 188 Prospect Park West, Brooklyn, New York, known as the Pavilion Theatre.  Pursuant to the relevant lease, ADM Cinema leases the Pavilion Theatre from Landlord and operates it as a movie theatre.

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business, results of operations and cash flows.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 80.6%, 80.8%, 39.5%, 65.3%, 72.6% and 52.2% of AccessIT DC’s, Phase 2 DC’s, AccessIT SW’s, AccessDM’s, the Media Service segment’s, and consolidated revenues, respectively, for the nine months ended December 31, 2008.

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

Our revenues and earnings may fluctuate significantly in the future.  General economic or other conditions could cause a downturn in the market for our Systems or technology.  The recent financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets.  The credit crisis may result in our inability to refinance our outstanding debt obligations or to finance our Phase II Deployment.  The recent credit crisis may also result in the inability of our studios, exhibitors or other customers to obtain credit to finance operations; a slowdown in global economies which could result in lower consumer demand for films; counterparty failures negatively impacting our Interest Rate Swap; or increased impairments of our assets.  The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.  Any of these factors could have a material adverse affect on our business, results of operations and could result in significant additional dilution to shareholders.

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

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Company’s Common Stock.  The Company’s Common Stock is presently listed on NASDAQ.  Although we are not currently in jeopardy of delisting, we cannot assure you that NASDAQ will continue its suspension of the continued listing requirement relating to minimum bid prices of securities currently scheduled to expire on April 20, 2009.  If NASDAQ discontinues such suspension and our Common Stock continues to trade at current prices, we cannot assure you that we will meet the criteria for continued listing and our Common Stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Company’s Common Stock is delisted from the NASDAQ, we may face a lengthy process to re-list the Company’s Common Stock, if we are able to re-list the Company’s Common Stock at all, and the liquidity that NASDAQ provides will no longer be available to investors.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 47 herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.
(Registrant)

Date:	February 9, 2009	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 9, 2009	By:	/s/ A. Dale Mayo
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of Access Integrated Technologies, Inc., as amended.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.