Form 10-K
period 2009-03-31
Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.
filed 2009-06-15
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-51910
___________________________________
Access Integrated Technologies, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

(973) 290-0080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.09 per share, the closing price of such common equity on the Nasdaq Global Market, as of June 8, 2009, was approximately $23,171,000.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 8, 2009, 27,600,060 shares of Class A Common Stock, $0.001 par value and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about September 10, 2009.

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

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

Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

In this report, “Cinedigm,” “we,” “us,” “our” and the “Company” refers to Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. and its subsidiaries unless the context otherwise requires.

PART I

ITEM 1. BUSINESS

OVERVIEW

Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 and began doing business as Cinedigm Digital Cinema Corp. on November 25, 2008 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  The Company provides technology solutions, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  The Company has three segments, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services segment provides technology solutions, software services and digital content delivery services via satellite and hard drive to the motion picture and television industries, primarily to facilitate the conversion from analog (film) to digital cinema and has positioned the Company at what it believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to theatrical exhibitors, in-theatre advertising and motion picture exhibition to the general public.  The Company’s Other segment provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.  Additional information related to the Company’s reporting segments can be found in Note 9 to the Company’s Consolidated Financial Statements.

MEDIA SERVICES

The Media Services segment consists of the following:

Operations of:		Products and services provided:
Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)	•
Financing vehicles and administrators for our 3,724 digital cinema projection systems (the “Systems”) installed nationwide (our “Phase I Deployment”) and our second digital cinema deployment, through Phase 2 DC (our “Phase II Deployment”) to theatrical exhibitors

	•	Collect virtual print fees (“VPFs”) from motion picture studios and distributors and alternative content fees (“ACFs”) from alternative content providers and theatrical exhibitors
Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”)	•	Develops and licenses software to the theatrical distribution and exhibition industries as well as intellectual property rights and royalty management
	•	Provides services as an Application Service Provider
	•	Provides software enhancements and consulting services
Access Digital Media, Inc. (“AccessDM”) and FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite” and, together with AccessDM, “DMS”)	•
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

In January 2004, we acquired all of the capital stock of Managed Services, a managed service provider of information technologies (the “Managed Services Acquisition”) which operates a 24x7 GNCC, capable of running the networks and systems of large corporate clients.  The three largest customers of Managed Services accounted for approximately 60% of its revenues.

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the “FiberSat Acquisition”).

In June 2005, we formed AccessIT DC, a wholly-owned subsidiary of AccessDM, to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”).  In December 2007, AccessIT DC completed its Phase I Deployment with 3,724 Systems installed.

In June 2006, we, through an indirectly wholly-owned subsidiary, PLX Acquisition Corp. (“PLX”), purchased substantially all the assets of PLX Systems Inc. (“PLX Acquisition”) and Right Track Solutions Incorporated (“Right Track”).  PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films.  PLX’s and Right Track’s assets have been integrated into the operations of AccessIT SW.

In October 2007, we formed Phase 2 DC to purchase up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems will be purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).

In October 2007, AccessDM launched CineLiveSM, a hardware product that enables live 2-D and 3-D streaming broadcasts to be converted from satellite feeds into on-screen entertainment, which can then be delivered to and exhibited in digital cinema equipped theatres.  CineLiveSM was developed exclusively for AccessDM by International Datacasting Corporation and SENSIO Technologies Inc.

Digital Cinema

The business of AccessIT DC and Phase 2 DC consists of the ownership and licensing of digital systems to theatrical exhibitors and the collection of VPFs from motion picture studios and distributors and ACFs from alternative content providers and theatrical exhibitors, when content is shown on exhibitors’ screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry’s transition from analog (film) to digital cinema.  As part of AccessIT DC’s Phase I Deployment of digital systems, AccessIT DC has agreements with nine motion picture studios, certain smaller independent studios and exhibitors, allowing AccessIT DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated the deployment, and providing management services, on 3,724 Systems.  AccessIT DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including a Cinedigm subsidiary, Cinedigm Content and Entertainment Group (see Content and Entertainment section below).   Phase 2 DC also entered into master license agreements with three exhibitors covering a total of 493 screens which will allow Phase 2 DC to collect VPFs and ACFs once Phase 2 DC arranges suitable financing for the purchase of Systems and once the Systems are installed and ready for content.  As of March 31, 2009, Phase 2 DC has supply agreements with three equipment vendors.  As of March 31, 2009, Phase 2 DC had 54 Systems deployed.

VPFs are earned pursuant to the contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC and to Phase 2 DC according to fixed fee schedules, when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems.  For the fiscal year ended March 31, 2009, VPF revenues earned by AccessIT DC and Phase 2 DC was $48.2 million and $0.1 million, respectively.

Phase 2 DC’s agreements with distributors require the payment of VPF’s for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPF’s once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPF’s and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Current licensed software of AccessIT DC consists of the following:

Licensed Product:	Purpose:
Cinefence	Detection of audio and video watermarks in content distributed through digital cinema.

In February 2006, AccessIT DC entered into an agreement with Philips Electronics Nederland B.V. (“Philips”) for a non-exclusive, worldwide right to use software license for Philips’ software Cinefence (the “Cinefence License”).  The Cinefence License is for an initial period of twelve years and renews automatically each year unless terminated by either party upon written notice.  Cinefence is a watermarking detector of audio and video watermarks in content distributed through digital cinema.  Christie incorporates Cinefence into the Systems deployed with theatrical exhibitors participating in AccessIT DC’s Phase I Deployment, and Systems deployed in Phase 2 DC’s Phase II Deployment will also contain this technology.

Current proprietary software of DMS for digital media delivery consists of the following:

Proprietary Software Product:	Purpose:
Digital Express e-Courier Services SM
Provides worldwide delivery of digital content, including movies, advertisements and alternative content such as concerts, seminars and sporting events to movie theatres and other venues having digital projection equipment.

The Digital Express e-Courier Services SM software makes interaction between the content originator (such as the motion picture studio) and the theatrical exhibitor easier:

•	Programming is viewed, booked, scheduled and electronically delivered through Digital Express e-Courier ServicesSM.
•
Once received, digital cinema distribution masters are prepared for distribution employing wrapper technology, including the application of an additional layer of Advanced Encryption Standard encryption, for added security.

•
Designed to provide transparent control over the delivery process, Digital Express e-Courier ServicesSM provides comprehensive, real-time monitoring capabilities including a fully customizable, automatic event notification system, delivering important status information to customers through a variety of connected devices including cell phones, e-mail or pagers.

Market Opportunity

According to the Motion Picture Association of America (the “MPAA”), on average, there were approximately 600 new movie releases for each of the past two years.  The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide.  According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 38,000 screens located in the United States.

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

•
theatrical exhibitors may be able to profit from the presentation of new and/or additional advertising in their movie theatres and that alternative entertainment at movie theatres may both expand their hours of operation and increase their occupancy rates;

•
the demand for our digital content delivery is directly related to the number of digital movie releases each year, the number of movie screens those movies are shown on and the transition to digital presentations in those movie theatres;

•
the cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints, and such lesser cost will provide the economic model to drive the conversion from analog to digital cinema (according to Nash Information Services, LLC., the average film print costs $2,000 per print); and

•
digital content delivery will help reduce the cost of illegal off-the-screen recording of movies with handheld camcorders due to the watermark technology being utilized in content distributed through digital cinema (according to the MPAA, this costs the worldwide movie exhibition industry an estimated $6.1 billion annually).

Intellectual Property

AccessDM has received United States service mark registrations for the following: AccessDM® and The Courier For The Digital Era®. Cinedigm has received United States service mark registration for Access Digital Media® and Digi-Central®.

DMS currently has intellectual property consisting of unregistered trademarks and service marks, including Digital Express e-Courier ServicesSM, e-Courier ServicesSM and CineLiveSM.

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2009, AccessIT DC’s customers comprised 83% of Media Services’ revenues. Six customers, 20th Century Fox, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Universal Pictures and Warner Brothers, each represented 10% or more of AccessIT DC’s revenues and together generated 78%, 69% and 49% of AccessIT DC’s, Media Services’ and consolidated revenues, respectively, and are also customers for digital content delivery and entertainment software.  For the fiscal year ended March 31, 2009, DMS’s customers comprised 9% of Media Services’ revenues. Two customers, Universal Pictures and Ideacast, Inc. each represented 10% or more of DMS’s revenues and together generated 37% and 4% of DMS’s and Media Services’ revenues, respectively, and Universal Pictures is also a customer for entertainment software.  We expect to continue to conduct business with each of these customers in fiscal 2010.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

•
Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the physical delivery of digital movies to theatrical exhibitors and is currently testing a rollout plan; and

•
DELUXE Laboratories, a wholly owned subsidiary of the MacAndrews & Forbes Holdings, Inc., which has developed distribution technology and support services for the physical delivery of digital movies to theatrical exhibitors.

These competitors have significantly greater financial, marketing and managerial resources than we do, have generated greater revenue and are better known than we are. However, we believe that DMS, through its technology and management experience, its development of software capable of delivering digital content electronically worldwide, and the complement of AccessIT SW’s software including the Theatre Command Center® software, differentiate us from our competitors by providing a competitive alternative to their forms of digital content delivery.

We co-market Digital Media Delivery to the current and prospective customers of AccessIT SW, using marketing and sales efforts and resources of both companies, which would enable owners of digital content to securely deliver such digital content to their customers and, thereafter, to manage and track data regarding the presentation of the digital content, including different forms of audio and/or visual entertainment.  As the digital content industry continues to develop, we may engage in other marketing methods, such as advertising and service bundling, and may hire additional sales personnel.

Products

AccessIT SW provides proprietary software applications and services to support customers of varying sizes, through software licenses, its ASP Service which it hosts the application through Managed Services and client access via the Internet and provides outsourced film distribution services, called IndieDirect.   Current proprietary software of AccessIT SW consists of the following:

Proprietary Software Product:	Purpose:
Theatre Command Center® (“TCC”)	Provides in-theatre management for use by digitally–equipped movie theatres and interfaces with DMS’ Digital Express e-Courier Services SM software.
Theatrical Distribution System® (“TDS”)
Enables domestic motion picture studios to plan, book and account for movie releases and to collect and analyze related financial operations data and interfaces with DMS’ Digital Express e-Courier Services SM software.

Theatrical Distribution System (Global) (“TDSG “)
Enables international motion picture studios to plan, book and account for movie releases and to collect and analyze related financial operations data and interfaces with DMS’ Digital Express e-Courier Services SM software.

Exhibition Management System™ (“EMS™”)	Manages all key aspects of the theatrical exhibitor for film planning, scheduling, booking and the payment to the motion picture studios.
Royalty Transaction Solution (“RTS”)	An enterprise royalty accounting and licensing system built specifically for the entertainment industry.

Distributed Software Product:	Purpose:
Vista Cinema Software (“Vista”)	Theatre ticketing software.

Our TCC system provides in-theatre management for digitally–equipped movie theatres, enabling an exhibitor to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager’s office or both.

Domestic Theatrical Distribution Management

AccessIT SW’s TDS product is currently licensed to several motion picture studios and the TDS product comprised 54% and 65% of AccessIT SW’s revenues for the fiscal year ended March 31, 2008 and 2009, respectively.  AccessIT SW also provides outsourced movie distribution services, specifically for independent film distributors and producers, through IndieDirect.  The IndieDirect staff uses the TDS distribution software to provide back office movie booking, tracking, reporting, settlement, and receivables management services.

International Theatrical Distribution Management

In 2004, AccessIT SW began developing TDSG, an international version of our successful TDS application, to support worldwide movie distribution and has the capability to run either from a single central location or multiple locations.  In December 2004, AccessIT SW signed an agreement to license TDSG to 20th Century Fox, who has begun the implementation of the software, targeting fourteen overseas territories, encompassing eighteen foreign offices.  As with our North American TDS solution, the TDSG system seamlessly integrates with Cinedigm’s digital content delivery, significantly enhancing our international market opportunities.  In December 2008, AccessIT SW reached an agreement with 20th Century Fox regarding TDSG whereby AccessIT SW will cease development efforts on the TDSG product and 20th Century Fox will complete the development of the product going forward at their sole expense and deliver the completed TDSG product back to AccessIT SW.  AccessIT SW will continue to own the product at all times and retains the rights to market the finished product to others.

Exhibition Management

We believe that our EMS™ system is one of the most powerful and comprehensive systems available to manage all key elements of theatrical exhibition. This fully supported solution can exchange information with financial, ticketing, point-of-sale, distributor and data systems to eliminate manual processes. Also, EMS™ is designed to create innovative revenue opportunities for theatrical exhibitors from the presentation of new and/or additional advertising and alternative entertainment in their movie theatres due to the expanding use of digital content delivery.

IP Rights and Royalty Management

AccessIT SW also provides software for the management of IP rights and royalties, called RTS, which was part of the PLX Acquisition.

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

Research and Development

The Company’s research and development was approximately $0.3 million, $0.2 million and $0.2 million for the fiscal years ended March 31, 2007, 2008 and 2009, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at AccessIT SW related to the development of our digital software applications and various product enhancements to TDS and EMS™.

Market Opportunity

We believe that:

•
AccessIT SW’s products are becoming the industry standard method by which motion picture studios and theatrical exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment.  Based upon certain industry figures, distributors using AccessIT SW’s TDS software cumulatively managed over one-third of the United States theatre box office revenues each year since 1999;

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

Intellectual Property

AccessIT SW currently has intellectual property consisting of:

•	licensable software products, including TCC, TDS, TDSG, EMS™, and RTS;
•	registered trademarks for the Theatre Command Center®, Theater Command Center®, and Theatrical Distribution System®;
•
domain names, including EPayTV.com, EpayTV.net, HollywoodSoftware.com, HollywoodSoftware.net, Indie-Coop.com, Indie-Coop.net, Indiedirect.com, IPayTV.com; PersonalEDI.com, RightsMart.com, RightsMart.net, TheatricalDistribution.com and Vistapos.com;

•
unregistered trademarks and service marks, including Coop Advertising V1.04, EMS ASP, Exhibitor Management System, Hollywood SW, Inc., HollywoodSoftware.com, Indie Co-op, Media Manager, On-Line Release Schedule, RightsMart, and TheatricalDistribution.com; and

•	logos, including those in respect of Hollywood SW, TDS and EMS™.

Customers

20th Century Fox and Universal Studios, each represented 10% or more of AccessIT SW’s revenues and together generated 32% of AccessIT SW’s revenues. 20th Century Fox and Universal Studios are also customers for Digital Cinema. We expect to continue to conduct business with each of these customers in fiscal 2010.

Competition

Within the major domestic motion picture studios and exhibition circuits, AccessIT SW’s principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties.  Most domestic motion picture studios that do not use the TDS software use their own in-house developed systems.  Internationally, AccessIT SW is aware of one vendor based in the Netherlands providing similar software.  AccessIT SW’s movie exhibition product, EMS™, competes principally with at least one other competitor offering a similar stand-alone application, customized solutions developed by the large exhibition circuits and point of sale system modules attempting to provide comparable functionality.  We believe that AccessIT SW, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

Managed Services

We have developed two distinct Managed Services offerings, Network and Systems Management and Managed Storage Services.

Network and Systems Management

We offer our customers the economies of scale of the GNCC with an advanced engineering staff.  Our network and systems management services include:

•	network architecture and design;
•	systems and network monitoring and management;
•	data and voice integration;

•	project management;
•	auditing and assessment;
•	on site support for hardware installation and repair, software installation and update, a 24x7 user help desk;
•	a 24x7 Citrix server farm (a collection of computer servers); and
•	fully managed hosting services.

Managed Storage Services

Our managed storage services, known as AccessStorage-on-Demand, include:

•	hardware and software from such industry leaders as EMC Symmetrix, StorageTek and Veritas;
•	pricing on a per-gigabyte of usage basis which provides customers with reliable primary data storage that is connected to their computers;
•	the latest storage area network (“SAN”) technology and SAN monitoring by our GNCC; and
•
a disaster recovery plan for customers that have their computers located within an internet data center (“IDC”) by providing them with a tape back-up copy of their data that may then be sent to the customer’s computer if the customer’s data is lost, damaged or inaccessible.

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

Intellectual Property

Cinedigm has received United States service mark registration for the following service marks: Access Integrated Technologies®, AccessSecure®; AccessSafe®; AccessBackup®; AccessBusinessContinuance®; AccessVault®; AccessContent®; AccessColocenter®; AccessDataVault®; AccessColo®; AccessColo, Inc.®; and AccessStore®.

Customers

Our Managed Services customers mainly include major and mid-level networks and ISPs, various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses and the motion picture studio customers of our Media Services.  For the fiscal year ended March 31, 2009, three customers, Kelley Drye & Warren LLP (“KDW”), Rothschild, Inc. and the Weinstein Company, each represented 10% or more of Managed Service revenues and together generated 62% of Managed Service’s revenues.  Other than KDW, who is also outside legal counsel for the Company and the Weinstein Company, who is also a customer of Digital Cinema and AccessIT SW, we do not have any other relationships with these customers.  We expect to continue to conduct business with these customers in fiscal 2010.

Competition

Many data center operators offer managed services to clients who co-locate servers in the operator owned data center. Our focus is on delivery of managed services inside the IDCs, now operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, as a lead product for primary data center services and to also offer those services to clients who have servers outside the IDCs allowing us to offer remote server and network monitoring, server and network management and disaster recovery services.

Our competitors have greater financial, technical, marketing and managerial resources than we do.  These competitors also generate greater revenue and are better known than we are. However, we believe that, offering managed services inside the IDCs, now operated by FiberMedia, along with related data center services, may differentiate us from our competition by providing a competitive bundled solution.

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

The distribution of movies is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to theatrical exhibitors, on a movie-by-movie and theatre-by-theatre basis. Consequently, theatrical exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis.  AccessIT Satellite maintains Federal Communications Commission (“FCC”) broadcast licenses related to our satellite transmission of content and should we violate any FCC laws, we may be subject to fines and or forfeiture of our broadcast licenses.

Media Services is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of Media Services does not subject us to environmental laws in any material manner.

CONTENT & ENTERTAINMENT

The Content & Entertainment segment consists of the following:

Operations of:		Products and services provided:
ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	•	A nine-screen digital movie theatre and showcase to demonstrate our integrated digital cinema solutions
UniqueScreen Media, Inc. (“USM”)	•	Provides cinema advertising services and entertainment
Vistachiara Productions, Inc., f/k/a The Bigger Picture currently d/b/a Cinedigm Content and Entertainment Group (“CEG”)	•	Acquires, distributes and provides the marketing for programs of alternative content to theatrical exhibitors

In February 2005, through ADM Cinema, we acquired substantially all of the assets of the Pavilion Theatre located in the Park Slope section of Brooklyn, New York from Pritchard Square Cinema, LLC (the “Pavilion Theatre Acquisition”).

In July 2006, we purchased all of the outstanding capital stock of USM from USM’s stockholders (the “USM Acquisition”).

In January 2007, through our wholly owned subsidiary, Vistachiara Productions, Inc., we purchased substantially all of the assets of BP/KTF, LLC (the “CEG Acquisition”).

Market Opportunity

We believe that:

•
recent surveys have shown that movie goers are becoming more accepting of theatre advertising, and that of the 38,000 screens located in the United States, 24,000 of them show some form of advertising.

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal year ended March 31, 2009, USM and our Pavilion Theatre comprised 71% and 24% of Content & Entertainment revenues, respectively.  Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues and all the customers of our Pavilion Theatre are the general public. A growing percentage of our advertising business are derived from a subcontracting agreement with Screenvision Exhibition, Inc. (“Screenvision”), whereby Screenvision sells national advertising on USM’s screen base.  For the fiscal year ended March 31, 2009, the revenues from this agreement comprised 13% and 9% of USM revenues and Content & Entertainment revenues, respectively.  The CEG business consists of owners of alternative content such as sporting events, concerts, children’s programming and other content.  We expect CEG to contribute a larger percentage of our overall revenues in the future.

Competition

Numerous companies are engaged in various forms of producing and distributing entertainment and alternative content, as well as the sales, production and distribution of commercial advertising.  Such forms of competition have historically extended into motion picture exhibition only to a limited degree, except for cinema advertising.

The Company views the following as its principal competition in its content and entertainment segment:

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

These competitors have significantly greater financial, marketing and managerial resources than we do and have generated greater revenue and are better known than we are.  However, we believe this is somewhat mitigated by the exclusive, and to a lesser degree non-exclusive, long and short-term contractual rights we have with our theatrical exhibitor partners, the proprietary nature of certain alternative programming, and the ability to provide cost effective turn-key solutions for intellectual property holders through digital preparation, digital delivery services through DMS, and advertising and marketing services in contracted theatrical exhibitor’s theatres.

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

Our Content & Entertainment segment is also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

The nature of our Content & Entertainment segment does not subject us to environmental laws in any material manner.

OTHER

The Other segment consists of the following:

Operations of:		Products and services provided:
Data Centers	•	Provides services through its three IDCs (see below)
Access Digital Server Assets	•	Provides hosting services and provides network access for other web hosting services

In January 2006, the Company purchased the domain name, website, customer list and the IP address space for Ezzi.net and certain data center related computer equipment of R & S International, Inc. (together the “Access Digital Server Assets”) and the acquired assets are used for web-hosting.

Since May 1, 2007, our IDCs have been operated by FiberMedia pursuant to a master collocation agreement.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

EMPLOYEES

As of March 31, 2009, we had 242 employees, of which 42, working primarily at the Pavilion Theatre, are part-time and 200 are full-time.  Of our full-time employees, 55 are in sales and marketing, 85 are in operations, 8 are in research and development, 22 are in technical services, and 30 are in finance and administration.  The Pavilion Theatre has a collective bargaining agreement with one union which covers three union projectionists, one of whom is a full-time employee.

AVAILABLE INFORMATION

The Company’s Internet website address is www.cinedigmcorp.com. The Company will make available, free of charge at the “For Our Shareholders” section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission.  This information is available at www.sec.gov.

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

We were incorporated on March 31, 2000.  Our first data center, a part of our initial business, became operational in December 2000.  Subsequent thereto, we added additional data centers and expanded into the following new business areas which are currently our primary focus:  (a) providing satellite delivery services, through our wholly-owned subsidiary AccessIT Satellite; (b) operating a movie theatre, through our wholly-owned subsidiary ADM Cinema; (c) placing digital cinema projection systems into movie theatres and collecting virtual print fees in connection with such placements, through our indirect wholly-owned subsidiary AccessIT DC; (d) providing pre-show on-screen advertising and entertainment, through our wholly-owned subsidiary USM and (e) operating an alternate content distribution company, through our wholly-owned subsidiary, CEG.  Although we have retained certain senior management of the acquired businesses and have hired other experienced personnel, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. We also cannot assure you that we will be able to successfully operate these businesses.  Our efforts to expand into these five business areas may prove costly and time-consuming and have become our primary business focus.

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

Our plan to acquire additional businesses involves risks, including our inability to successfully complete an acquisition, our assumption of liabilities, dilution of your investment and significant costs.

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

Our previous acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

We have made several meaningful acquisitions to expand into new business areas.  However, we may experience costs and hardships in integrating the new acquisitions into our current business structure.  In July 2006, we acquired all of the capital stock of USM and in January 2007, the Company, through its wholly-owned subsidiary, CEG, purchased substantially all of the assets of BP/KTF, LLC.  We cannot assure you that we will be able to effectively market the services provided by USM and CEG.  Further, these new businesses and assets may involve a significant diversion of our management time and resources and be costly.  Our acquisition of these businesses and assets also involves the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities.  Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our rapid growth.  Since November 2003, we have acquired several businesses including most recently the acquisitions of USM and CEG.  These subsidiaries operate in business areas different from our IDC operations business.  The number of our employees has grown from 11 in March 2003 to just under 250 in March 2009.  Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses.  To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls.  We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively.  Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

If we are not successful in protecting our intellectual property, our business will suffer.

We depend heavily on technology to operate our business.  Our success depends on protecting our intellectual property, which is one of our most important assets.  We have intellectual property consisting of:

•	licensable software products;
•	rights to certain domain names;
•	registered service marks on certain names and phrases;
•	various unregistered trademarks and service marks;
•	know-how;
•	rights to certain logos; and
•	a pending patent application with respect to certain of our software.

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

We now have, and will continue to have, significant debt obligations.  We have notes payable to third parties with principal amounts aggregating $251.2 million as of March 31, 2009.  We also have capital lease obligations covering facilities and computer network equipment with principal amounts of $6.0 million as of March 31, 2009.

In August 2007, we issued the 2007 Senior Notes in the aggregate principal amount of $55.0 million.  Additionally, AccessIT DC, our indirect wholly-owned subsidiary, has entered into the GE Credit Facility, which permits permited us to borrow up to $217.0 million of which $201.3 million has been drawn down as of March 31, 2009 and AccessIT DC has repaid principal of $15.4 million as of March 31, 2009.  As of March 31, 2009, the balance of the GE Credit Facility was $185.8 million and is included in the notes payable to third parties mentioned above.  The obligations and restrictions under the GE Credit Facility, the 2007 Senior Notes and our other debt obligations could have important consequences for us, including:

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

Based on our current level of operations, we believe our cash flow from operations, subsequent borrowings and amended GE Credit Facility terms will be adequate to meet our future liquidity needs through at least March 31, 2010.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2009, we had positive working capital, defined as current assets less current liabilities, of $3.4 million and cash and cash equivalents of $26.3 million; we had an accumulated deficit of $138.1 million and, from inception through such date, and we had provided $0.2 million in cash for operating activities.  However, our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers.  If we cannot achieve a high enough volume, we likely will incur additional net and operating losses.  We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for AccessIT DC’s Phase I Deployment or Phase 2 DC’s Phase II Deployment, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses.  These efforts may prove to be more expensive than we currently anticipate which could further increase our losses.  We must significantly increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of March 31, 2009, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 40.2% of our outstanding common stock.  In particular, A. Dale Mayo, our President and Chief Executive Officer, beneficially holds all 733,811 shares of Class B common stock, and 280,388 shares of Class A common stock which collectively represent approximately 5.0% of our outstanding common stock, and includes 59,761 restricted shares of Class A common stock, 87,500 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,000 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.  Our Class B common stock entitles the holder to ten votes per share.  The shares of Class A common stock have one vote per share.  Due to the supervoting Class B common stock, Mr. Mayo has approximately 21.8% of our voting power.  These stockholders, and Mr. Mayo himself, will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations.  Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company.

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

Our IDCs contain tanks for the storage of diesel fuel for our generators and significant quantities of lead acid batteries used to provide back-up power generation for uninterrupted operation of our customers’ equipment.  We cannot assure you that our systems will be free from leaks or that use of our systems will not result in spills.  Any leak or spill, depending on such factors as the nature and quantity of the materials involved and the environmental setting, could result in interruptions to our operations and the incurrence of significant costs; particularly to the extent we incur liability under applicable environmental laws.  This could have a material adverse effect on our business, financial position and results of operations.  Although we are still the lessee of the IDCs, substantially all of the revenues and expenses are being realized by FiberMedia, unrelated third parties, and not the Company.

We may not be successful in the eventual disposal of our Data Center Services.

In connection with the disposition of our Data Center Services, we entered into a MCA with FiberMedia, unrelated third parties, to operate our IDCs.  FiberMedia operates a network of geographically distributed IDCs.  We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs.  Among such items are certain operating leases which expire from June 2009 through January 2016.  As of March 31, 2009, obligations under these operating leases totaled $6.2 million.  We will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent, at an escalating percentage, starting at 50% in May 2007 and increasing to 100% in May 2008 and thereafter through the remaining term of each IDC lease.  100% of all other operating costs for each IDC, are payable by FiberMedia through the term of each IDC lease.  We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers.  As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

If the market price of our common stock declines, we may not be able to maintain our listing on the NASDAQ Global Market which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Company’s Common Stock.  The Company’s Common Stock is presently listed on NASDAQ.  Although we are not currently in jeopardy of delisting, we cannot assure you that NASDAQ will continue its suspension of the continued listing requirement relating to minimum bid prices of securities currently scheduled to expire on July 20, 2009.  If NASDAQ discontinues such suspension and our Common Stock continues to trade at current prices, we cannot assure you that we will meet the criteria for continued listing and our Common Stock could become delisted.  Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Company’s Common Stock is delisted from the NASDAQ, we may face a lengthy process to re-list the Company’s Common Stock, if we are able to re-list the Company’s Common Stock at all, and the liquidity that NASDAQ provides will no longer be available to investors.

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

While we believe we currently have effective internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it required us to include in our Form 10-K annual reports by our management and independent auditors regarding the effectiveness of our internal control over financial reporting. The reports included, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. These assessments did not result in the disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identified one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we would not be unable to assert such internal control as effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If, in the future, we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 90%, 82%, 51%, 74%, 79% and 56% of AccessIT DC’s, Phase 2 DC’s, AccessIT SW’s, AccessDM’s, the Media Service segment’s, and consolidated revenues, respectively, for the fiscal year ended March 31, 2009.

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

We depend on a limited number of suppliers for our Systems, and any delay in supply could affect our ability to grow.

We currently purchase Systems from a limited number of suppliers, and we were dependent on one supplier for our Systems in our Phase One Deployment. The inability to obtain certain components on a timely basis would limit our ability to complete installation of such Systems in a timely manner and would affect the amount of future revenues.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our business.

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

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

New accounting pronouncements or tax rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or interpretations or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules and pronouncements, future changes, if any, or the questioning of current practices or interpretations may adversely affect our reported financial results or the way we conduct our business.

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2009.

Media Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (1)	March 2012 (2)	13,455
AccessIT DC (3)
AccessIT SW	Auburn Hills, Michigan	Administrative offices	October 2010 (4)	1,203
	Hollywood, California	Administrative and technical offices	December 2010 (5)	9,412
Managed Services (6)	Manhattan Borough of New York City	Technical operations offices	June 2013 (8)	3,000

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (7)	31,120
USM	Waite Park, Minnesota	Administrative and Sales staff offices	October 2013 (12)	11,544
CEG	Sherman Oaks, California	Administrative offices	January 2012 (9)	3,015

Other

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Data Centers (13)	Jersey City, New Jersey	IDC facility	June 2009 (8)	12,198
	Manhattan Borough of New York City	IDC facility	July 2010 (10)	11,450
	Brooklyn Borough of New York City	IDC facility	January 2016 (8)	30,520
Access Digital Server Assets (14)

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Morristown, New Jersey	Executive offices	May 2012 (11)	5,237

(1)	Location contains a data center which we use as a dedicated digital content delivery site.
(2)	Lease has an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.
(3)	Employees share office space with AccessIT SW in Hollywood, California.
(4)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.
(5)	Lease has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.
(6)
Operations of Managed Services are based in the IDCs now operated by FiberMedia.  Effective July 1, 2008, a portion of the operations of Managed Services operate at the new location in New York indicated above.

(7)
Lease has options to renew for two additional ten-year terms and contains a provision for the payment of additional rent if box office revenues exceed certain levels.  To date, no additional rent has been paid.

(8)	There is no lease renewal provision.
(9)
In addition to this office, employees of CEG currently share office space with BP/KTF, LLC in Woodland Hills, California, which charges CEG for a pro-rated share of office space used.  This office is currently being sub-leased to an unrelated third party through the remaining period of this lease.

(10)	Lease has options to renew for two additional five-year terms with twelve months prior written notice at the then prevailing market rental rate.
(11)
Lease was renewed in February 2009 with a commencement date in June 2009.  Lease has an option to renew for one additional five-year term with nine months prior written notice at the then prevailing market rental rate.

(12)
USM’s previous administrative office lease expired during the fiscal year ended March 31, 2009.  As a result, USM combined their administrative and sales staff offices.  Lease has an option to renew for up to an additional five years with 90 days prior written notice at the then prevailing market rental rate.

(13)
Since May 1, 2007, the IDC facility has been operated by FiberMedia pursuant to a master collocation agreement.  The Company and FiberMedia are attempting to have the IDC facility leases assigned to FiberMedia by the landlords, and FiberMedia is attempting to extend the term of the lease for the Jersey City IDC Facility.

(14)	Operations of the Access Digital Server Assets are based in the IDC located in the Brooklyn Borough of New York City, now operated by FiberMedia.

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

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. We have reached agreement in principle with Landlord to settle this matter, but in the event that no settlement is reached, we believe that we have meritorious defenses against these claims and we intend to defend our position vigorously. However, if we do not prevail, any significant loss resulting in eviction may have a material effect on our business, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the fiscal years ended March 31,
	2008		2009
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$8.52	$5.24	$4.15	$1.89
July 1 – September 30	$9.68	$5.40	$2.68	$1.02
October 1 – December 31	$5.84	$2.96	$1.50	$0.25
January 1 – March 31	$4.46	$2.05	$0.94	$0.31

The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on March 31, 2009 was $0.62 per share.  As of March 31, 2009, there were approximately 107 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and the holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  As of March 31, 2009, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends, however, such dividends will accrue and will not be paid until the Company is permitted under the terms of the 2007 Senior Notes to make such payments.

SALES OF UNREGISTERED SECURITIES

In January 2009, we issued 129,871 shares of Class A Common Stock as a placement agent fee related to the issuance of preferred stock.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

In connection with the acquisition of CEG in January 2007, CEG entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  In January 2009, we issued 22,010 shares of unregistered Class A Common Stock to SDE as partial payment for such services and resources.  There was no underwriter associated with this privately negotiated transaction.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2009.  Although we are currently precluded from purchasing shares of our Class A Common Stock under the terms of the 2007 Senior Notes (see Note 5), we do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the audited historical financial statements and the notes thereto included elsewhere in this document.  The historical results here are not necessarily indicative of future results.

	For the fiscal years ended March 31,
	(In thousands, except per share data)
	2005	2006	2007	2008	2009
Statement of Operations Data:
Revenues	$10,651	$16,795	$47,110	$80,984	$83,014
Direct operating (exclusive of depreciation and amortization shown below)	5,811	11,550	22,214	26,569	25,671
Gross margin	4,840	5,245	24,896	54,415	57,343
Selling, general and administrative	5,607	8,887	18,565	23,170	18,070
Provision for doubtful accounts	640	186	848	1,396	587
Research and development.	666	300	330	162	188
Stock-based compensation	4	-	2,920	453	945
Loss on disposition of assets	-	-	2,561	-	-
Impairment of intangible asset	-	-	-	1,588	-
Impairment of goodwill	-	-	-	-	6,525
Depreciation and amortization of property and equipment	2,105	3,693	14,699	29,285	32,531
Amortization of intangible assets	1,518	1,308	2,773	4,290	3,434
Loss from operations	(5,700)	(9,129)	(17,800)	(5,929)	(4,937)

Interest income	5	316	1,425	1,406	372
Interest expense – cash portion	(605)	(2,237)	(7,273)	(22,284)	(22,775)
Interest expense – non-cash	(832)	(1,407)	(1,903)	(7,043)	(4,745)
Debt conversion expense	-	(6,269)	-	-	-
Debt refinancing expense	-	-	-	(1,122)	-
Other (expense) income, net	33	1,603	(448)	(715)	(754)
Change in fair value of interest rate swap	-	-	-	-	(4,529)
Net loss	$(7,099)	$(17,123)	$(25,999)	$(35,687)	$(37,368)
Preferred stock dividends	-	-	-	-	(50)
Net loss attributable to common shareholders	$(7,099)	$(17,123)	$(25,999)	$(35,687)	$(37,418)
Basic and diluted net loss per share	$(0.73)	$(1.22)	$(1.10)	$(1.40)	$(1.36)
Shares used in computing basic and diluted net loss per share (1)	9,669	14,086	23,730	25,577	27,476

Balance Sheet Data (At Period End):
Cash and cash equivalents	$4,779	$36,641	$29,376	$29,655	$26,329
Working capital	$1,733	$48,851	$13,130	$14,038	$3,419
Total assets	$36,172	$122,342	$301,727	$373,676	$322,397
Notes payable, net of current portion	$12,682	$1,948	$164,196	$250,689	$225,957
Total stockholders' equity	$10,651	$97,774	$90,805	$68,007	$38,787

	For the fiscal years ended March 31,
	(In thousands, except per share data)
	2005	2006	2007	2008	2009
Other Financial Data (At Period End):
Net cash (used in) provided by operating activities	$(3,258)	$(5,488)	$(19,190)	$(443)	$33,818
Net cash used in investing activities	$(5,925)	$(50,872)	$(135,277)	$(96,855)	$(23,735)
Net cash provided by (used in) financing activities	$11,632	$88,222	$147,202	$97,577	$(13,409)

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this document.

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

OVERVIEW

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 and began doing business as Cinedigm Digital Cinema Corp. on November 25, 2008 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  The Company provides technology solutions, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  The Company has three segments, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services segment provides technology solutions, software services and electronic delivery services to the motion picture and television industries, primarily to facilitate the conversion from analog (film) to digital cinema and has positioned the Company at what it believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides motion picture exhibition to the general public and cinema advertising and content distribution services to theatrical exhibitors.  The Company’s Other segment provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.  Additional information related to the Company’s reporting segments can be found in Note 9 to the Company’s Consolidated Financial Statements.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses of $26.0 million, $35.7 million and $37.4 million in the fiscal years ended March 31, 2007, 2008 and 2009, respectively, and until recently, have used cash in operating activities, and we have an accumulated deficit of $38.8 million as of March 31, 2009.  We also have significant contractual obligations related to our debt for the next fiscal year 2010 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at March 31, 2009, and expected cash flows from operations, we believe that we have the ability to meet our obligations through March 31, 2010. We are seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to Phase 2 DC’s Phase II Deployment and for working capital as necessary. Although we recently entered into certain agreements related to the Phase II Deployment, there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the last three fiscal years the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets.

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

Software to be Sold, Licensed or Otherwise Marketed

We account for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. We review capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2007, 2008 and 2009, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2007, 2008 and 2009 amounted to $0.8 million, $0.6 million and $0.7 million, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  For the fiscal years ended March 31, 2007, 2008 and 2009, unbilled receivables under such customized software development contracts aggregated $1.4 million, $1.2 million and $0.1 million, respectively.  During the fiscal year ended March 31, 2009, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed, and has made, certain payments to the Company as settlement of all billed and unbilled amounts.

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

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its four goodwill reporting units: AccessIT SW, The Pavilion Theatre, USM and CEG.  Identification of reporting units is based on the criteria contained in SFAS No. 142.  The Company normally conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.  As discussed further below, the Company concluded that one or more triggering events had occurred during the three months ended December 31, 2008 and recorded an impairment charge of $6.5 million.  The Company updated the impairment tests as of March 31, 2009 and concluded there was no additional impairment charge.

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

Based on the results of our impairment evaluation, the Company recorded an impairment charge of $6.5 million in the quarter ended December 31, 2008 related to our content and entertainment reporting segment.

The changes in the carrying amount of goodwill are as follows ($ in thousands):

Balance at March 31, 2008	$14,549
Goodwill impairment – USM	(4,401)
Goodwill impairment – The Pavilion Theatre	(1,960)
Goodwill impairment – CEG	(164)
Balance at March 31, 2009	$ 8,024

The impairment charges were recorded following a period of decline in the Company’s market capitalization and overall negative economic conditions during the fiscal year ended March 31, 2009.  Declines were noted in the market valuations of designated peer group companies of each of the above reporting units and were a significant factor in the resulting impairment charges.  The impairment charge recorded to the USM reporting unit was further impacted by a recent downturn in in-theatre advertising sales due to deterioration in overall economic conditions and a resulting reduction in the forecasted discounted cash flows.  The impairment charge recorded for the Pavilion Theatre reporting unit was impacted by revised revenue estimates to better align its forecasted operations due to current recessionary trends and its current business model within the Company.  Also, CEG’s near term forecasts were revised to reflect what is anticipated to be a competitive landscape for the provision of alternative content, however offset by expected rapid digital screen count growth and alternative content availability.  The impairment tests did not reveal any impairment noted in the remaining goodwill reporting units, primarily Software, due to historical and expected sales of software products to the theatrical market, primarily to support the digital cinema rollout.

REVENUE RECOGNITION

Media Services

Media Services revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Virtual print fees (“VPFs”) and alternative content fees (“ACFs”).	Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” (“SAB No. 104”).

Revenues consist of:	Accounted for in accordance with:
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

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC and to Phase 2 DC according to a fixed fee schedule, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as AccessIT DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPF’s for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPF’s once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPF’s and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

ACFs are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to AccessIT DC and Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

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

Content & Entertainment

Content & Entertainment revenues are generated as follows:

Revenues consist of:	Accounted for in accordance with:
Movie theatre admission and concession revenues.	SAB No. 104
Cinema advertising service revenues and distribution fee revenues.	SOP 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”)
Cinema advertising barter revenues.	The Emerging Issues Task Force (“EITF”) 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”)

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

Distribution fee revenue is recognized for the theatrical distribution of third party feature films and alternative content at the time of exhibition based on CEG’s participation in box office receipts.  CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses. There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  In accordance with EITF 99-17, the acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM. For the fiscal years ended March 31, 2007, 2008 and 2009, the Company has recorded $0, $0 and $1.6 million, respectively, in net revenues and direct operating expenses with no impact on net loss.

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

Results of Operations for the Fiscal Years Ended March 31, 2008 and 2009

Revenues

	For the Fiscal Years Ended March 31,
($ in thousands)	2008	2009	Change
Revenues:
Media Services	$53,917	$59,049	10%
Content & Entertainment	25,767	22,720	(12)%
Other	1,300	1,245	(4)%
	$80,984	$83,014	3%

Revenues were $81.0 million and $83.0 million for the fiscal years ended March 31, 2008 and 2009, respectively, an increase of $2.0 million or 3%.  In the Media Service segment, the increase in revenues was primarily due to a 14% increase in VPF revenues, attributable to the increased number of Systems installed in movie theatres, following the completion of our Phase I Deployment with 3,724 screens.  We experienced a 24% increase in revenues from delivery of movies to digitally equipped theatres, due to the increase in the number of such theatres over the last year, as well as increases in satellite revenues and ACF revenues.  We also experienced an overall 46% decline in software revenues, mainly due to a 93% decline of one-time license fees from our TCC software realized during the Phase I Deployment.  We expect these software license fees to resume as Systems are deployed in our Phase II Deployment, and a possible international deployment of Systems.  In the Content & Entertainment segment, revenues decreased 12% due to a 24% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts and also because of economic conditions in fiscal year 2009 which negatively impacted the advertising industry, offset by non-cash barter revenues of $1.6 million, which represents the fair value of advertising provided to alternative content providers of CEG, and a 5% increase in distribution revenues by CEG of alternative content and content sponsorship revenues, relating to digitally-equipped locations.  The primary driver of the increased revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events. We expect consolidated revenues to generally remain near current levels until there is an increase in the number of Systems deployed from our Phase II Deployment, which will drive VPFs and other revenue sources including content delivery and distribution of alternative content generated from digitally equipped movie theatres.  We are dependant on the availability of suitable financing for any large scale Phase II Deployment.  To date such sources of financing are still being pursued.

Direct Operating Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2008	2009	Change
Direct operating costs:
Media Services	$8,938	$8,466	(5)%
Content & Entertainment	16,749	16,310	(3)%
Other	882	895	1%
	$26,569	$25,671	(3)%

Total direct operating costs were $26.6 million and $25.7 million for the fiscal years ended March 31, 2008 and 2009, respectively, a decrease of $0.9 million or 3%.   The decrease in the Media Services segment and the Content & Entertainment segment was primarily related to reduced staffing levels and the Content & Entertainment segment also decreased due to reduced minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising offset by non-cash content acquisition expenses of $1.6 million for CEG related to the fair value of advertising provided by USM. Other than these non-cash content acquisition expenses, we expect direct operating expenses to decrease or remain consistent as compared to prior periods.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2008	2009	Change
Selling, general and administrative expenses:
Media Services	$6,137	$4,153	(32)%
Content & Entertainment	9,377	6,679	(29)%
Other	215	217	1%
Corporate	7,441	7,021	(6)%
	$23,170	$18,070	(22)%

Total selling, general and administrative expenses were $23.2 million and $18.1 million for the fiscal years ended March 31, 2008 and 2009, respectively, a decrease of $5.1 million or 22%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment, as well as reduced professional fees within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of March 31, 2008 and 2009, we had 295 and 242 employees, respectively, of which 45 and 42, respectively, were part-time employees and 74 and 43, respectively, were sales personnel.  Due to reduced headcount levels primarily from the consolidation of sales territories in USM, resulting in a reduced sales and administrative work force within the Content & Entertainment segment, we expect selling, general and administrative expenses to stabilize as compared to prior periods.  We expect the Media Services’ selling, general and administrative expenses to remain consistent as compared to prior periods until a Phase II Deployment begins, when we would expect a slight increase.

Impairment of intangible asset

During the fiscal year ended March 31, 2008, we recorded an expense for the impairment of intangible asset of $1.6 million.  In connection with the CEG Acquisition, approximately $2.1 million of the purchase price was allocated to a certain customer contract.  During the fiscal year ended March 31, 2008, the customer decided not to continue its contract with CEG.  As a result, the unamortized balance of $1.6 million was charged to expense and recorded as an impairment of intangible asset in the consolidated financial statements.

Impairment of goodwill

During the fiscal year ended March 31, 2009, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment, was below the carrying amount and recorded an impairment charge of $6.5 million.  This resulted from the continued decline in our market capitalization, the extremely depressed economic conditions generally, the re-evaluation of our forecasts and other assumptions, and the diminished market values of our identified peer companies.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Years Ended March 31,
($ in thousands)	2008	2009	Change
Depreciation expense:
Media Services	$27,046	$30,693	13%
Content & Entertainment	1,748	1,536	(12)%
Other	422	238	(44)%
Corporate	69	64	(7)%
	$29,285	$32,531	11%

Total depreciation and amortization expense was $29.3 million and $32.5 million for the fiscal years ended March 31, 2008 and 2009, respectively, an increase of $3.2 million or 11%.  The increase was primarily attributable to the increased amount of assets supporting AccessIT DC’s Phase I Deployment.  Depreciation expense for the fiscal year ended March 31, 2009 included depreciation and amortization expense on all 3,724 Systems while the number of Systems during the fiscal period ended March 31, 2008 increased from 2,275 to 3,724.

Interest income

Interest income decreased $1.0 million or 74%. The decrease was attributable to lower cash balances compared to the prior year, and lower bank interest rates on deposited funds.  We anticipate that interest income will continue to be moderately reduced in future periods.

Interest expense

	For the Fiscal Years Ended March 31,
($ in thousands)	2008	2009	Change
Interest expense:
Media Services	$18,677	$16,815	(10)%
Content & Entertainment	1,325	1,053	(21)%
Other	—	—	—%
Corporate	9,325	9,652	4%
	$29,327	$27,520	(6)%

Total interest expense was $29.3 million and $27.5 million for the fiscal years ended March 31, 2008 and 2009, respectively, a decrease of $1.8 million or 6%.  Total interest expense included $22.3 million and $22.8 million of interest paid and accrued along with non-cash interest expense of $7.0 million and $4.7 million for the fiscal years ended March 31, 2008 and 2009, respectively.  The decrease in interest paid and accrued within the Media Services segment relates to the reduced interest rate on the GE Credit Facility in part due to the Interest Rate Swap (see change in fair value of interest rate swap discussed below), along with less interest related to the reduced outstanding principal balance of the GE Credit Facility offset by increased interest for the $9.6 million of vendor financing.  The decrease in interest expense within the Content & Entertainment segment related to reduced interest due to the repayment of an USM term note with a portion of the proceeds from the 2007 Senior Notes in August 2007.  The increase in interest expense within Corporate relates to the interest on the 2007 Senior Notes offset by the elimination of interest expense on the $22.0 million of One Year Senior Notes, which were also repaid with the proceeds from the $55.0 million of 2007 Senior Notes in August 2007.

Non-cash interest expense was from $7.0 million and $4.7 million for the fiscal years ended March 31, 2008 and 2009, respectively.  The decrease was due to the payment of interest on the $55.0 million of 2007 Senior Notes in cash instead of by issuing shares of Class A Common Stock, along with reduced non-cash interest for the value of the shares issued as payment of interest on the $22.0 million of One Year Senior Notes, which were repaid with the proceeds from the $55.0 million of 2007 Senior Notes in August 2007.  Non-cash interest could increase or continue to decrease depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, and subject to any Phase II Deployment related borrowings, we expect our interest expense to stabilize.

Debt refinancing expense

During the fiscal year ended March 31, 2008, the Corporate segment recorded debt refinancing expense of $1.1 million, of which $0.4 million related to the unamortized debt issuance costs of the One Year Senior Notes and $0.7 million for shares of Class A Common Stock issued to certain holders of the One Year Senior Notes.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $4.5 million in the Media Services segment for the fiscal year ended March 31, 2009  due to the recent decline in Libor rates and the projected outlook for Libor rates remaining below the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.

SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period effective for the Company beginning April 1, 2009.  SFAS 141(R) will have an impact on the Company’s consolidated financial statements related to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for the Company beginning April 1, 2009.  The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning April 1, 2009.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, ”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning April 1, 2009.

In May 2009, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that SFAS 162 will have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  The provisions of EITF 07-5 are to be applied to an entity’s existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under SFAS 133.  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (“EITF 01-6”) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  The Company will apply the provisions to its new arrangements as they arise.  The application of EITF 07-5 is effective for the Company beginning April 1, 2009.  We are currently evaluating the impact of adoption and application of EITF 07-5.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 ("the FSP"). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt the FSP as of June 30, 2009 and are currently evaluating the disclosure requirements of this new FSP.

 In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-06-1"). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company beginning April 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  We will adopt SFAS 165 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 5,200 of the domestic screens are equipped with digital cinema technology, and 3,778 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over the next three years, of which 54 Systems have been installed as of March 31, 2009. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year will be the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with GECC, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  As of March 31, 2009, the outstanding principal balance of the GE Credit Facility was $185.8 million at a weighted average interest rate of 7.1%. Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of March 31, 2009, the outstanding principal balance of the Vendor Note was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the

“Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of March 31, 2009, all shares issued to the holders of the 2007 Senior Notes were registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit our total indebtedness to an aggregate of $315.0 million unless certain conditions were met, which conditions have been met allowing us to incur indebtedness in excess of $315.0 million in the aggregate, (ii) not to pay dividends on any capital stock, and (iii) not to, and not to cause our subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility.  Additionally, under the 2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of March 31, 2009, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

In May 2009, AccessIT DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility (see Note 5) to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from nine months of forward cash interest to a fixed $6.9 million, and permitted a one-time payment of $2.6 million to be made from AccessIT DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring AccessIT DC to maintain a minimum unrestricted cash balance of $2.0 million at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, AccessIT DC paid fees to GE and the other lenders totaling $1.0 million.  At March 31, 2009 the Company was in compliance with all covenants contained in the GE Credit Facility, as amended and noted above.

As of March 31, 2009, we had cash and cash equivalents of $26.3 million and our working capital was $3.4 million.

Operating activities used net cash of $19.2 million and $0.4 million for the fiscal years ended March 31, 2007 and 2008, respectively, and provided net cash of $33.8 million for the fiscal year ended March 31, 2009. The decrease in cash used by operating activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was primarily due to a reduction in cash used for accounts payable and accrued expenses, offset by an increase in accounts receivable and unbilled revenues and additionally offset by adjustments not requiring cash, specifically depreciation and amortization and non-cash interest expense.    The increase in cash provided by operating activities, from the fiscal year ended March 31, 2008 to the fiscal year ended March 31, 2009, was primarily due to an increase of non-cash items, specifically the impairment of intangible assets, change in the fair value of our interest rate swap and depreciation and amortization along with improved collections of outstanding accounts receivable, reduced payments for accounts payable and accrued expenses and a reduction of unbilled revenues offset by a slight increase in net loss and increased prepaid expenses   We expect operating activities to continue providing cash to operations as the balance of accounts receivable is reduced by collections.  However, if and when a Phase II Deployment is accelerated, we would expect an increase in accounts receivable.

Investing activities used net cash of $135.3 million, $96.9 million and $23.7 million for the fiscal years ended March 31, 2007, 2008 and 2009, respectively. The decrease in cash used by investing activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007, offset by reduced maturities of available-for-sale securities. The decrease was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007.  The decrease in cash used by investing activities, from the fiscal year ended March 31, 2008 to the fiscal year ended March 31, 2009, was due to reduced payments for purchases of and deposits paid for property and equipment, as our Phase I Deployment was completed during the quarter ended December 2007.  If and when a Phase II Deployment begins, we would expect an increase in capital expenditures resulting in an increase in cash used by investing activities.

Financing activities provided net cash of $147.2 million and $97.6 million for the fiscal years ended March 31, 2007 and 2008, respectively, and used net cash of $13.4 million for the fiscal year ended March 31, 2009. The decrease in cash provided by financing activities, from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008, was mainly due to reduced borrowings under the GE Credit Facility, offset by increased proceeds from the 2007 Senior Notes and other notes payable.  The decrease from cash provided by financing activities to cash used by financing activities, from the fiscal year ended

March 31, 2008 to the fiscal year ended March 31, 2009, was mainly due to principal repayments on various notes payable, mainly $15.4 million on the GE Credit Facility, offset by $4.0 million of proceeds received from preferred stock investors. Financing activities are expected to continue using net cash for principal repayments on the GE Credit Facility, which began in August 2008.  Although we have engaged a third-party investment banking firm to assist us in seeking to refinance the GE Credit Facility and to finance the Phase II Deployment, the terms of any such refinancing or financing have not yet been determined.  If and when a Phase II Deployment begins, we expect an increase in cash provided by financing activities for borrowings under a financing that we intend to enter into in connection with the Phase II Deployment.  Our Phase II Deployment would allow for the purchase of up to 10,000 Systems, which together with installation and related costs, could aggregate approximately $700 million.  The cost of such equipment is expected to be funded with a combination of long term debt and payments from exhibitors and other third parties.  The Company is currently pursuing various financing options with private parties in connection with the Phase II Deployment.  If the Company is not successful in securing funding for its Phase II Deployment from lenders, exhibitors and/or hardware vendors, such deployment would have to be delayed, which would significantly reduce revenue growth.

We have contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, non-cancelable long-term capital lease obligations for the Pavilion Theatre and computer equipment for USM and Managed Services, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements between USM and exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of March 31, 2009:

Contractual Obligations ($ in thousands)	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Long-term debt (1)	$81,345	$7,635	$59,529	$2,117	$12,064
Credit facilities (2)	226,590	37,608	77,989	110,993	—
Capital lease obligations	15,495	1,217	2,393	2,284	9,601
Total debt-related obligations, including interest	$323,430	$46,460	$139,911	$115,394	$21,665

Operating lease obligations (3)	$8,999	$2,745	$3,116	$1,857	$1,281
USM theatre agreements (4)	20,454	4,071	5,167	4,318	6,898
Total obligations to be included in operating expenses	$29,453	$6,816	$8,283	$6,175	$8,179

Purchase obligations (5)	7,360	7,360	—	—	—
Grand Total	$360,243	$60,636	$148,194	$121,569	$29,844

(1)
Includes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.  Subsequent to the quarter ended June 30, 2008, the Company elected to pay all such interest payments in cash.  Interest expense on the 2007 Senior Notes for the fiscal years ended March 31, 2007, 2008 and 2009 amounted to $0, $3.6 million and $5.5 million, respectively.  The outstanding principal amount of $55.0 million for the 2007 Senior Notes is due August 2010, but may be extended for one 6 month period at the discretion of the Company to February 2011, if certain conditions are met.  Includes the amounts due under the Vendor Note, of which the outstanding principal amount of $9.6 million is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

(2)	Represents the amount due under the GE Credit Facility including interest thereon which is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.
(3)
Includes operating lease agreements for the IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $6.2 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(4)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.
(5)	Includes $7.0 million for Systems related to Phase 2 DC’s Phase II Deployment, to be funded by Phase 2 DC’s credit facility and payments from exhibitors.

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

Subsequent Events

In April 2009, funds in the amount of $3.7 million were drawn down on the Barco Related Facility (see Note 5) by our indirectly wholly-owned subsidiary, Phase 2 B/AIX, which requires interest-only payments at 7.3% per annum through December 31, 2009 and principal installments commencing in March 2010.

In May 2009, AccessIT DC entered into the GE Fourth Amendment with respect to the GE Credit Facility (as discussed previously under “Liquidity and Capital Resources”).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.

We have audited the accompanying consolidated balance sheets of Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. (the "Company") as of March 31, 2008 and 2009, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2009.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

Florham Park, New Jersey
June 9, 2009

 ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,
	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$29,655	$26,329
Accounts receivable, net	21,494	13,884
Unbilled revenue, current portion	6,393	3,082
Deferred costs, current portion	3,859	3,936
Prepaid expenses and other current assets	1,316	1,798
Note receivable, current portion	158	616
Total current assets	62,875	49,645

Property and equipment, net	269,031	243,124
Intangible assets, net	13,592	10,707
Capitalized software costs, net	2,777	3,653
Goodwill	14,549	8,024
Accounts receivable, net of current portion	299	386
Deferred costs, net of current portion	6,595	3,967
Note receivable, net of current portion	1,220	959
Unbilled revenue, net of current portion	2,075	1,253
Security deposits	408	424
Restricted cash	255	255
Total assets	$373,676	$322,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,213	$14,954
Current portion of notes payable	16,998	25,248
Current portion of deferred revenue	6,204	5,535
Current portion of customer security deposits	333	314
Current portion of capital leases	89	175
Total current liabilities	48,837	46,226

Notes payable, net of current portion	250,689	225,957
Capital leases, net of current portion	5,814	5,832
Deferred revenue, net of current portion	283	1,057
Customer security deposits, net of current portion	46	9
Fair value of interest rate swap	—	4,529
Total liabilities	305,669	283,610
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; issued and outstanding: Series A 10%-$0.001 par value per share; 20 shares authorized; 0 and 8 shares issued and outstanding, at March 31, 2008 and March 31, 2009, respectively. Liquidation preference $4,050	—	3,476
Class A common stock, $0.001 par value per share; 40,000,000 and 65,000,000 shares authorized at March 31, 2008 and March 31, 2009, respectively; 26,143,612 and 27,544,315 shares issued and 26,092,172 and 27,492,875 shares outstanding at March 31, 2008 and March 31, 2009, respectively	26	27
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2008 and March 31, 2009, respectively	1	1
Additional paid-in capital	168,844	173,565
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(100,692)	(138,110)
Total stockholders’ equity	68,007	38,787
Total liabilities and stockholders’ equity	$373,676	$322,397

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the fiscal years ended March 31,
	2008	2009

Revenues	$80,984	$83,014
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	26,569	25,671
Selling, general and administrative	23,170	18,070
Provision for doubtful accounts	1,396	587
Research and development	162	188
Stock-based compensation	453	945
Impairment of intangible asset	1,588	—
Impairment of goodwill	—	6,525
Depreciation and amortization of property and equipment	29,285	32,531
Amortization of intangible assets	4,290	3,434
Total operating expenses	86,913	87,951
Loss from operations before other expense	(5,929)	(4,937)

Interest income	1,406	372
Interest expense	(29,327)	(27,520)
Debt refinancing expense	(1,122)	—
Other expense, net	(715)	(754)
Change in fair value of interest rate swap	—	(4,529)
Net loss	$(35,687)	$(37,368)
Preferred stock dividends	—	(50)
Net loss attributable to common shareholders	$(35,687)	$(37,418)

Net loss per Class A and Class B common share: Basic and diluted	$(1.40)	$(1.36)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	25,576,787	27,476,420

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the fiscal years ended March 31,
	2008	2009
Cash flows from operating activities
Net loss	$(35,687)	$(37, 368)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	172	165
Loss on impairment of intangible asset	1,588	—
Loss on impairment of goodwill	—	6,525
Depreciation and amortization of property and equipment and amortization of intangible assets	33,575	35,965
Amortization of software development costs	590	677
Amortization of debt issuance costs included in interest expense	1,211	1,520
Provision for doubtful accounts	1,396	587
Stock-based compensation	453	945
Non-cash interest expense	7,043	4,745
Debt refinancing expense	1,122	—
Gain on available-for-sale securities	(148)	—
Change in fair value of interest rate swap	—	4,529
Changes in operating assets and liabilities:
Accounts receivable	(4,437)	6,936
Prepaid expenses and other current assets	(323)	(482)
Unbilled revenue	(4,923)	3,734
Other assets	472	(222)
Accounts payable and accrued expenses	(76)	5,513
Deferred revenue	(2,668)	105
Other liabilities	197	(56)
Net cash (used in) provided by operating activities	(443)	33,818

Cash flows from investing activities
Purchases of property and equipment	(76,177)	(22,032)
Deposits paid for property and equipment	(20,052)	—
Purchases of intangible assets	—	(550)
Additions to capitalized software costs	(528)	(1,153)
Acquisition of UniqueScreen Media	(121)	—
Acquisition of CEG	(15)	—
Acquisition of Access Digital Server Assets	(35)	—
Purchase of available-for-sale securities	(6,000)	—
Maturities and sales of available-for-sale securities	6,148	—
Restricted short-term investment	(75)	—
Net cash used in investing activities	(96,855)	(23,735)

Cash flows from financing activities
Repayment of notes payable	(17,372)	(1,553)
Proceeds from notes payable	14,600	—
Repayment of credit facilities	—	(15,499)
Proceeds from credit facilities	66,660	569
Proceeds from 2007 Senior Notes	36,891	—
Payments of debt issuance costs	(3,114)	(564)
Principal payments on capital leases	(76)	(121)
Costs associated issuance of Series A preferred stock	—	(142)
Net proceeds from issuance of Series A preferred stock	—	3,950
Costs associated issuance of Class A common stock	(47)	(49)
Net proceeds from exercise of stock options	35	—
Net cash provided by (used in) financing activities	97,577	(13,409)
Net increase (decrease) in cash and cash equivalents	279	(3,326)
Cash and cash equivalents at beginning of year	29,376	29,655
Cash and cash equivalents at end of year	$29,655	$26,329

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balances as of March 31, 2007	23,988,607	$24	763,811	$1	(51,440)	$(172)	$155,957	$(65,005)	$90,805
Issuance of common stock in connection with exercise of warrants and stock options	6,500	—	—	—	—	—	32	—	32
Issuance of common stock in connection with the additional purchase price of USM	145,861	—	—	—	—	—	1,000	—	1,000
Issuance of common stock in payment of interest on the One Year Senior Notes	357,737	—	—	—	—	—	2,452	—	2,452
Issuance of common stock in payment of interest on the 2007 Senior Notes	1,609,516	2	—	—	—	—	7,948	—	7,950
Additional Interest on the 2007 Senior Notes to be issued in common stock	—	—	—	—	—	—	1,020	—	1,020
Issuance of common stock in connection with the additional purchase price of Managed Services	5,391	—	—	—	—	—	29	—	29
Costs associated with issuance of common stock	—	—	—	—	—	—	(47)	—	(47)
Conversion of Class B shares to Class A	30,000	—	(30,000)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	—	—	(35,687)	(35,687)
Balances as of March 31, 2008	26,143,612	$26	733,811	$1	(51,440)	$(172)	$168,844	$(100,692)	$68,007

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances as of March 31, 2008	—	$—	26,143,612	$26	733,811	$1	(51,440)	$(172)	$168,844	$(100,692)	$68,007
Issuance of common stock in connection with the vesting of restricted stock	—	—	32,745	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the additional purchase price of Access Digital Server Assets	—	—	30,000	—	—	—	—	—	129	—	129
Issuance of common stock in connection with the additional purchase price of Managed Services	—	—	15,219	—	—	—	—	—	82	—	82
Issuance of common stock in payment of interest on the 2007 Senior Notes	—	—	1,075,847	1	—	—	—	—	1,547	—	1,548
Amortized value of common stock to be issued in payment of additional interest on the 2007 Senior Notes	—	—	—	—	—	—	—	—	1,581	—	1,581
Issuance of common stock in connection with the shared services agreement with SD Entertainment, Inc.	—	—	117,021	—	—	—	—	—	142	—	142
Issuance of Series A preferred stock	8	4,000	—	—	—	—	—	—	—	—	4,000
Issuance of common stock warrants in connection with the issuance of Series A preferred stock	—	(537)	—	—	—	—	—	—	537	—	—
Issuance of common stock for professional services in connection with the issuance of Series A preferred stock	—	—	129,871	—	—	—	—	—	100	—	100
Costs associated with issuance of Series A preferred stock	—	—	—	—	—	—	—	—	(292)	—	(292)
Accretion of preferred stock dividends	—	13	—	—	—	—	—	—	(13)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(50)	(50)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(37)	—	(37)
Conversion of Class B shares to Class A	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	945	—	945
Net loss	—	—	—	—	—	—	—	—	—	(37,368)	(37,368)
Balances as of March 31, 2009	8	$3,476	27,544,315	$27	733,811	$1	(51,440)	$(172)	$173,565	$(138,110)	$38,787

See accompanying notes to Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2008 and 2009
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 and began doing business as Cinedigm Digital Cinema Corp. on November 25, 2008 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  The Company provides technology solutions, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  The Company has three segments, media services (“Media Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”). The Company’s Media Services segment provides technology solutions, software services, digital content electronic delivery services via satellite and hard drive to the motion picture and television industries, primarily to facilitate the conversion from analog (film) to digital cinema and has positioned the Company at what it believes to be the forefront of an industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to theatrical exhibitors, in-theatre advertising and motion picture exhibition to the general public.  The Company’s Other segment provides hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2008 and 2009, the Company incurred net losses of $35,687 and $37,368, respectively.  For the fiscal year ended March 31, 2008, the Company’s operating activities used cash of $443, and for the fiscal year ended March 31, 2009 the Company’s operating activities provided cash of $33,818. In addition, the Company has an accumulated deficit of $138,110 as of March 31, 2009. At March 31, 2009, the Company also has contractual obligations (including interest and excluding non-cash interest) of $60,636 for the fiscal year 2010. Management expects that the Company will continue to generate losses for the foreseeable future. Certain of these variable costs could be reduced if working capital decreased. Based on the Company’s cash position at March 31, 2009, and expected cash flows from operations, subsequent borrowings and amended debt terms, management believes that the Company has the ability to meet its obligations through March 31, 2010. The Company may attempt to raise additional capital from various sources for equipment requirements related to the Company’s Phase II Deployment or for working capital as necessary. There is no assurance that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. ., f/k/a The Bigger Picture, curently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) and Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX’). AccessDM and AccessIT Satellite will together be known as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates related to software revenue recognition, capitalization of software development costs, amortization and impairment testing of intangible assets and depreciation of fixed assets. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its fixed assets and intangible assets, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in purchase business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

INVESTMENT SECURITIES

During the fiscal year ended March 31, 2008, the Company held investment securities which were principally auction rate perpetual preferred securities.  The Company had classified these investment securities as available-for-sale. Securities accounted for as available-for-sale were required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. The securities that the Company had classified as available-for-sale generally traded at par and as a result typically did not have any realized or unrealized gains or losses.  As of March 31, 2008 and 2009, the Company did not hold any investment securities.

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”) and the $55,000 of 10% Senior Notes issued in August 2007 (see Note 5), which are amortized over the term of the respective debt.  Also included in deferred costs is advertising production, post production and technical support costs related to developing and displaying advertising, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

DEPOSITS ON PROPERTY AND EQUIPMENT

Deposits on property and equipment represent amounts paid when digital cinema projection systems (the “Systems”) are ordered from Christie Digital Systems USA, Inc. (“Christie”) in connection with AccessIT DC’s Phase I Deployment (see Note 7). During AccessIT DC’s Phase I Deployment, such amounts were classified as long-term assets due to the nature of the assets underlying these deposits, although such deposits were to be offset against invoices from Christie when the associated invoices were paid.  As of March 31, 2008 and 2009, the Company had $3,802 and $0, respectively, of unapplied deposits which are combined with accounts payable and accrued expenses, as AccessIT DC’s Phase I Deployment was finalized, and the related projection systems had been delivered and installed.

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

Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the leasehold improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss is included in the statement of operations.

ACCOUNTING FOR DERIVATIVES

In April 2008, the Company executed an interest rate swap agreement (the “Interest Rate Swap”) (see Note 5) to limit the Company’s exposure to changes in interest rates under the credit facility with GECC.  The Interest Rate Swap is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133").  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value at the balance sheet date.  Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders' equity) or in the consolidated statement of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that this is not a hedging transaction and changes in the value of its Interest Rate Swap were recorded in the consolidated statement of operations.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets and liabilities as of March 31, 2009:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,329	$—	$—
Interest rate swap	$—	$(4,529)	$—

In April 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”) and elected not to measure any additional financial instruments and other items at fair value.

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts based on their short-term nature.  The carrying amount of notes receivable approximates the fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2009, the estimated fair value of the Company’s fixed rate debt was $60,833, compared to a carrying amount of $65,357.  At March 31, 2009 the estimated fair value of the Company’s variable rate debt was $167,844, compared to a carrying amount of $185,848.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.

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

CONCENTRATIONS OF SUPPLIER RISK

The Company currently purchases Systems from a limited number of suppliers. Previously, the Company had been dependent on one supplier for Systems in AccessIT DC’s Phase One Deployment. The inability to obtain certain components on a timely basis would limit the Company’s ability to complete installation of such Systems in a timely manner and could affect the amount of future revenues.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. No impairment charge was recorded for the fiscal years ended March 31, 2008 and 2009, respectively.

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

As of March 31, 2009, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  In June 2007, the unamortized balance of the liquor license (for the Pavilion Theatre) was charged to other expense.  In connection with the acquisition of CEG in January 2007 (the CEG Acquisition”), $2,071 of the purchase price was allocated to a certain customer contract.  During the fiscal year ended March 31, 2008, the customer decided not to continue its contract with CEG.  As a result, the unamortized balance of $1,588 was charged to expense and recorded as impairment of intangible asset in the consolidated financial statements.  At March 31, 2009, no impairment charge was recorded for intangible assets.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its four goodwill reporting units: AccessIT SW, The Pavilion Theatre, USM and CEG.  Identification of reporting units is based on the criteria contained in SFAS No. 142.  The Company normally conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.  As discussed further below, the Company concluded that one or more triggering events had occurred during the three months ended December 31, 2008 and conducted impairment tests as of December 31, 2008 and recorded an impairment charge of $6.5 million.  The Company updated the impairment tests as of March 31, 2009 and concluded there was no additional impairment charge.

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

Based on the results of our impairment evaluation, the Company recorded an impairment charge of $6,525 during the fiscal year ended March 31, 2009 related to our Content and Entertainment segment.

Information related to the segments of the Company and its subsidiaries regarding goodwill is detailed below:

	Media Services	Content & Enter-tainment	Other	Corp.	Total
Balance as of March 31, 2007	$4,529	$8,720	$—	$—	$13,249
Additional purchase price related to the AccessIT Digital Server Assets	—	—	164	—	164
Additional costs associated with the USM Acquisition	—	121	—	—	121
Additional purchase price related to the USM Acquisition	—	1,000	—	—	1,000
Additional costs associated with the CEG Acquisition	—	15	—	—	15
Balance as of March 31, 2008	$4,529	$9,856	$164	$—	$14,549
Impairment charge associated with the Pavilion Theatre	—	(1,960)	—	—	(1,960)
Impairment charge associated with USM	—	(4,401)	—	—	(4,401)
Impairment charge associated with CEG	—	(164)	—	—	(164)
Balance as of March 31, 2009	$4,529	$3,331	$164	$—	$8,024

The impairment charges were recorded following a period of decline in the Company’s market capitalization and overall negative economic conditions during the fiscal year ended March 31, 2009.  Declines were noted in the market valuations of designated peer group companies of each of the above reporting units and were a significant factor in the resulting impairment charges.  The impairment charge recorded to the USM reporting unit was further impacted by a recent downturn in in-theatre advertising sales due to deterioration in overall economic conditions and a resulting reduction in the forecasted discounted cash flows.  The impairment charge recorded for the Pavilion Theatre reporting unit was impacted by revised revenue estimates to better align its forecasted operations due to current recessionary trends and its current business model within the Company.  Also, CEG’s near term forecasts were revised to reflect what is anticipated to be a competitive landscape for the provision of alternative content, however offset by expected rapid digital screen count growth and alternative content availability.  The impairment tests did not reveal any impairment noted in the remaining goodwill reporting units, primarily Software, due to historical and expected sales of software products to the theatrical market, primarily to support the digital cinema rollout.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

We account for internal use software development costs under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  SOP 98-1 states that there are three distinct stages to the software development process for internal use software.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage would be considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized, Capitalized costs are amortized on a straight-line basis over estimated lives ranging from three to five years, beginning when the software is ready for its intended use.  We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Software to be Sold, Licensed or Otherwise Marketed

We account for these software development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives of the underlying software, which range from three to five years. We review capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the fiscal years ended March 31, 2008 and 2009, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2008 and 2009 amounted to $590 and $677, respectively.  Revenues relating to customized software development contracts are recognized on a percentage-of-completion method of accounting using the cost to date to the total estimated cost approach.  For the fiscal years ended March 31, 2008 and 2009, unbilled receivables under such customized software development contracts aggregated $1,187 and $108, respectively.  During the fiscal year ended March 31, 2009, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed, and has made, certain payments to the Company as settlement of all billed and unbilled amounts.  After all such payments, the remaining amount of $400 has been included in capitalized software costs as of March 31, 2009.  The Company believes this amount will be recoverable from future sales of the product to other customers.

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
Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”
Custom software development services.	SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-

Type Contracts” (“SOP 81-1”)
Customer licenses and application service provider (“ASP Service”) agreements.	SAB No. 104

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC and Phase 2 DC according to a fixed fee schedule, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as AccessIT DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPF’s for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPF’s once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPF’s and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

ACFs are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to AccessIT DC and Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

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

Distribution fee revenue is recognized for the theatrical distribution of third party feature films and alternative content at the time of exhibition based on CEG’s participation in box office receipts.  CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses. There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  In accordance with EITF 99-17, the acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM. For the fiscal years ended March 31, 2008 and 2009, the Company has recorded $0 and $1,577, respectively, in net revenues and direct operating expenses with no impact on net loss.

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

STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, which are described more fully in Note 6 and accounts for share-based payments under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Pro forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) using the “modified prospective” method in which stock-based compensation cost is recognized beginning with the April 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after April 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to April 1, 2006 that remain unvested on the adoption date. There were no unvested stock options as of March 31, 2006, as the compensation committee of the Board approved the acceleration of the vesting of all unvested stock options awarded under the Company’s stock incentive plans as of March 31, 2006. For the fiscal years ended March 31, 2008 and 2009, the Company recorded stock-based compensation expense of $453 and $945, respectively.  The Company has estimated that the stock-based compensation expense, using a Black-Scholes option valuation model, related to such stock options currently outstanding at March 31, 2009, will be approximately $591 for the fiscal year 2010 (see Note 6 for further discussion of stock options).

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

Assumptions for Option Grants	For the fiscal years ended March 31,
	2008	2009
Range of risk-free interest rates	2.5 – 5.0%	2.7 – 4.4%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	52.5 – 56.5%	52.6 – 58.7%

The risk-free interest rate used in the Black-Scholes option pricing model for options granted under the Company’s stock option plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

The Company does not currently anticipate paying any cash dividends on common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.

The Company estimates the expected life of options granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options.

The Company estimates expected volatility for options granted under the Company’s stock option plans based on a measure of historical volatility in the trading market for the Company’s common stock.

INCOMES TAXES

Income taxes have been provided for under the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted rates which will be in effect when the differences reverse.  The Company provides a full valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that the deferred tax asset will not be realized.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The Company has incurred net losses for the fiscal years ended March 31, 2008 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants (prior to the application of the treasury stock method), and convertible notes (on an as-converted basis) were excluded from the computation as it would be anti-dilutive.  Potentially dilutive shares excluded from the computations aggregated 3,406,654 and 5,714,261 for the fiscal years ended March 31, 2008 and 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period effective for the Company beginning April 1, 2009.  SFAS 141(R) is not expected to have an impact on the Company’s consolidated financial statements at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for the Company beginning April 1, 2009.  The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning April 1, 2009.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, ”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning April 1, 2009.  The Company does not believe that FSP FAS 142-3 will have a material impact on its consolidated financial statements

In May 2009, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe that SFAS 162 will have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5).  The provisions of EITF 07-5 are to be applied to an entity’s existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under SFAS 133.  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  The application of EITF 07-5 is effective for the Company beginning April 1, 2009.  The Company is currently evaluating the impact of adoption and application of EITF 07-5.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("the FSP"). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company will adopt the FSP as of June 30, 2009 and is currently evaluating the disclosure requirements of this new FSP.

 In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-06-1"). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, Earnings per Share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company beginning April 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company will adopt SFAS 165 in the first quarter of fiscal 2010 and does not expect a material impact on the Company’s consolidated financial statements upon adoption.

3.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of March 31,
	2008	2009
Cash in banks	$23,161	$24,250
Money market funds	6,494	2,079
Total cash and cash equivalents	$29,655	$26,329

RESTRICTED CASH

The Company had $255 of restricted cash as of March 31, 2008 and 2009, respectively, in the form of a bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease for AccessIT SW.

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2008	2009
Trade receivables	$23,800	$15,333
Allowance for doubtful accounts	(2,306)	(1,449)
Total accounts receivable, net	$21,494	$13,884

The Company determines its allowance by considering a number of factors, including the length of time such receivables are past due, the Company’s previous loss history, the customer’s payment history and the customer’s current ability to pay.  The Company writes off receivables when all collection efforts have been exhausted.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	As of March 31,
	2008	2009
Land	$1,500	$1,500
Building and improvements	4,600	4,600
Leasehold improvements	1,748	1,803
Computer equipment and software	7,050	7,306
Digital cinema projection systems	285,060	289,483
Other projection system equipment	4,021	3,848
Machinery and equipment	9,882	11,715
Furniture and fixtures	734	740
Vehicles	125	84
	314,720	321,079
Less - accumulated depreciation and amortization	(45,689)	(77,955)
Total property and equipment, net	$269,031	$243,124

Land and building and improvements represent the Company’s capital lease for the Pavilion Theatre.  Leasehold improvements consist primarily of costs incurred at the Pavilion Theatre and for the offices of AccessIT SW.  Computer equipment and software consists primarily of software used in the Company’s Managed Storage Services business, the Cinefence License, the Access Digital Server Assets and from the AccessIT SW, Managed Services and Boeing Digital Asset Acquisitions.  Digital cinema projection systems consist entirely of equipment purchased in connection with the AccessIT DC Phase I Deployment and the Phase 2 DC Phase II Deployment.  The GE Credit Facility (see Note 5) is secured by a first priority perfected security interest on all of the digital cinema projection systems of AccessIT DC.  Other projection system equipment consists entirely of equipment in the USM operations.  Machinery and equipment consists primarily of costs incurred for satellite equipment purchased in connection with AccessIT DC’s Phase I Deployment and equipment from the FiberSat Acquisition.  For the fiscal years ended March 31, 2008 and 2009, total depreciation and amortization expense amounted to $29,285 and $32,531, respectively.  For the fiscal years ended March 31, 2008 and 2009, the amortization of the Company’s capital leases, and included in depreciation and amortization expense, amounted to $359 and $396, respectively.

Depreciation expense on property and equipment for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2010	$31,866
2011	$31,231
2012	$30,606
2013	$30,208
2014	$30,132

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of March 31, 2008		As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$81	$(76)	$81	$(80)
Corporate trade names	889	(584)	889	(729)
Customer relationships and contracts	11,348	(4,265)	11,348	(6,500)
Theatre relationships	6,575	(1,089)	7,125	(1,770)
Covenants not to compete	2,509	(1,796)	2,509	(2,166)
	$21,402	$(7,810)	$21,952	$(11,245)

For the fiscal years ended March 31, 2008 and 2009, amortization expense amounted to $4,290 and $3,434, respectively.

During the fiscal year ended March 31, 2008, a certain customer decided not to continue its contract with CEG.  As a result, the unamortized balance of $1,588 was charged to expense and recorded as impairment of intangible asset in the consolidated financial statements and is included in the Content & Entertainment segment.  The Company did not record any impairment of intangible assets during the fiscal year ended March 31, 2009.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2010	$2,977
2011	$2,888
2012	$1,576
2013	$719
2014	$714

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2008	2009
Capitalized software	$5,242	$6,795
Less - accumulated amortization	(2,465)	(3,142)
Total capitalized software costs, net	$2,777	$3,653

For the years ended March 31, 2008 and 2009, amortization of software costs, which is included in direct operating costs, amounted to $590 and $677, respectively.

During the fiscal year ended March 31, 2009, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed, and has made, certain payments to the Company as settlement of all billed and unbilled amounts.  After all such payments, the remaining amount of $400 has been included in capitalized software costs as of March 31, 2009.  The Company believes this amount will be recoverable from future sales of the product to other customers and no amortization will be recorded until the completed product has been delivered back to the Company.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2008	2009
Accounts payable	$18,182	$5,992
Accrued compensation and benefits	1,075	1,542
Accrued taxes payable	591	325
Interest payable	2,671	3,175
Accrued other expenses	2,694	3,920
Total accounts payable and accrued expenses	$25,213	$14,954

For the years ended March 31, 2008 and 2009, amounts ordered from Christie for Systems in connection with AccessIT DC’s Phase I Deployment and included in accounts payable amounted to $19,734 and $293, respectively, and amounts ordered from Christie for Systems in connection with Phase 2 DC’s Phase II Deployment and included in accounts payable amounted to $0 and $898, respectively.  At March 31, 2008 and 2009, accounts payable has been reduced by $3,802 and $0, respectively, related to unapplied deposits paid to Christie for digital cinema projection systems that will be applied on subsequent payments to Christie.

For the years ended March 31, 2008 and 2009, the Company has also included $0 and $325, respectively, for accrued taxes payable, representing the estimated amounts due for various state property taxes.

For the years ended March 31, 2008 and 2009, the Company has also included $0 and $3,075, respectively, in accrued other expenses, representing the amounts ordered from Barco N.V. (“Barco”) for Systems in connection with Phase 2 DC’s Phase II Deployment.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2008		As of March 31, 2009
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$50	$91	$54	$37
Exhibitor Install Notes	95	1,002	118	908
TIS Note	—	100	—	—
FiberMedia Note	—	—	431	—
Other	13	27	13	14
	$158	$1,220	$616	$959

In March 2006, in connection with AccessIT DC’s Phase I Deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of March 31, 2008 and 2009, the outstanding balance of the Exhibitor Note was $141 and $91, respectively.

In connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of March 31, 2008 and 2009, the outstanding balance of the Exhibitor Install Notes was $1,097 and $1,026, respectively.

Prior to the acquisition of USM in July 2006 (the “USM Acquisition”), Theatre Information Systems, Ltd. (“TIS”), a developer of proprietary software, issued to USM a 4.5% note receivable for $100 (the “TIS Note”) to fund final modifications to certain proprietary software and the development and distribution of related marketing materials. Interest accrues monthly on the outstanding principal amount. The TIS Note and all the accrued interest is due in one lump-sum payment in April 2009. Provided that the TIS Note has not been previously repaid, the entire unpaid principal balance and any accrued but unpaid interest may, at USM’s option, be converted into a 10% limited partnership interest in TIS.  During the fiscal year ended March 31, 2009, the TIS Note and all accrued interest aggregating $150 was written-off as the Company determined it was uncollectable.  As of March 31, 2009, the outstanding balance of the TIS Note was $0.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia is required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of March 31, 2009, the aggregate outstanding balance of the FiberMedia Note was $431.

The aggregate principal repayments to the Company on notes receivable are scheduled to be as follows:

For the fiscal years ending March 31,
2010	$616
2011	143
2012	100
2013	108
2014	117
Thereafter	491
$1,575

5.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2008		As of March 31, 2009
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
HS Notes	$540	$—	$—	$—
Boeing Note	450	—	—	—
First USM Note	414	221	221	—
SilverScreen Note	113	20	20	—
Vendor Note*	—	9,600	—	9,600
2007 Senior Notes	—	55,000	—	55,000
Other	50	—	15	—
GE Credit Facility*	15,431	185,848	24,824	161,024
NEC Facility	—	—	168	333
	$16,998	$250,689	$25,248	$225,957

* The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In November 2003, the Company issued two 5-year, 8% notes payable aggregating $3,000 (the “HS Notes”) to the founders of AccessIT SW as part of the purchase price for AccessIT SW.  On March 31, 2007, one of the holders of the HS Notes agreed to reduce their note by $150 for 30,000 shares of unregistered Class A Common Stock and forego $150 of principal payments at the end of their note term.  During the fiscal years ended March 31, 2008 and 2009, the Company repaid principal of $655 and $540, respectively, on the HS Notes.  As of March 31, 2009, the HS Notes were repaid in full.

In March 2004, in connection with the Boeing Digital Asset Acquisition, the Company issued a 4-year, non-interest bearing note payable with a face amount of $1,800 (the “Boeing Note”). The estimated fair value of the Boeing Note was determined to be $1,367 on the closing date.  Interest is being imputed, at a rate of 12%, over the term of the Boeing Note, and is being charged to non-cash interest expense. Principal repayments of $450 for each of the fiscal years ended March 31, 2008 and 2009, respectively, were made. During the fiscal years ended March 31, 2007, 2008 and 2009, non-cash interest expense resulting from the Boeing Note was $91, $48 and $0, respectively.  As of March 31, 2009, the Boeing Note was repaid in full.

In July 2006, in connection with the USM Acquisition, the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006, or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. As of March 31, 2008 and 2009, the outstanding principal balance of the First USM Note was $635 and $221, respectively.

Prior to the USM Acquisition, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  As of March 31, 2008 and 2009, the outstanding principal balance of the SilverScreen Note was $133 and $20, respectively.

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of March 31, 2008 and 2009, the outstanding balance of the Vendor Note was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior Notes is payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issues shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement were used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in Systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes were registered for resale (see Note 6).  Under the 2007 Senior Notes the Company agreed (i) to limit its total indebtedness to an aggregate of $315,000 until certain conditions were met, which conditions have been met allowing the Company to incur indebtedness in excess of $315,000 in the aggregate, (ii) not to pay dividends on any capital stock, and (iii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  As of March 31, 2008 and 2009, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In August 2006, AccessIT DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 7) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. During the fiscal years ended March 31, 2008 and 2009, the Company repaid principal of $0 and $15,431, respectively, on the GE Credit Facility.  As of March 31, 2008 and 2009, the outstanding principal balance of the GE Credit Facility was $201,279 and $185,848, respectively, at a weighted average interest rate of 8.6% and 7.1%, respectively.

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

In May 2009, AccessIT DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from 9 months of forward cash interest to a fixed $6,900, and permitted a one-time payment of $2,600 to be made from AccessIT DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring AccessIT DC to maintain a minimum unrestricted cash balance of $2,000 at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, AccessIT DC paid fees to GE and the other lenders totaling $1,000.  At March 31, 2009, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended.

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

Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party.  As of March 31, 2009, the fair value of the Interest Rate Swap liability was $4,529.  During the fiscal years ended March 31, 2007, 2008 and 2009, the change in fair value recorded in the consolidated statements of operations was $0, $0 and $4,529, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of March 31, 2009, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment.  During the fiscal year ended March 31, 2009, the Company repaid principal of $68 on the NEC Credit Facility.  As of March 31, 2009, the outstanding principal balance of the NEC Credit Facility was $501.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into a credit facility (the “Barco Related Facility”) with a bank to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The Barco Related Facility provides for borrowings of up to a maximum of $8,900 through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The Barco Related Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries.  As of March 31, 2009, no funds were drawn down on the Barco Related Facility.

At March 31, 2009, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable are scheduled to be as follows:

For the fiscal years ending March 31,
2010	$25,248
2011	82,861
2012	30,837
2013	33,720
2014	68,939
Thereafter	9,600
$251,205

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.    Under the terms of the 2007 Senior Notes (see Note 5), the Company is currently precluded from purchasing shares of its Class A Common Stock.  As of March 31, 2009, the Company has repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

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

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered the resale of an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the fiscal years ended March 31, 2007, 2008 and 2009, the Company recorded $0, $576 and $1,603, respectively, of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the initial value of the Additional Interest Shares to be $5,244 and is amortizing that amount over the 36 month term of the 2007 Senior Notes.  For the fiscal years ended March 31, 2007, 2008 and 2009, the Company recorded $0, $1,020 and $1,582, respectively, to interest expense in connection with the Additional Interest Shares.  In December 2008 and March 2009, the Company issued 220,000 shares of Class A Common Stock, each period, as Additional Interest Shares with a value of $81 and $136, respectively.

In December 2007, March 2008 and June 2008, the Company issued 345,944, 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares of Class A Common Stock previously registered for resale on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and part of an additional 500,000 shares of Class A Common Stock the resale of which was registered on the registration statement on Form S-3, which was filed on May 6, 2008, and was declared effective by the SEC on June 30, 2008.   The resale of an additional 750,000 shares of Class A Common Stock issued as future Interest Shares and Additional Interest Shares were registered on the registration statement on Form S-3, which was filed on September 12, 2008, and was declared effective by the SEC on April 22, 2009.  For the fiscal years ended March 31, 2007, 2008 and 2009, the Company recorded $0, $3,634 and $1,342, respectively, as non-cash interest expense in connection with the Interest Shares.

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

In connection with the acquisition of CEG in January 2007, CEG entered into a services agreement (the “SD Services Agreement”) with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  The SD Services Agreement is on a month-to-month term and requires the Company to pay approximately $18 per month, of which 70% may be paid periodically in the form of Cinedigm Class A Common Stock, at the Company’s option.  In June 2008, September 2008 and January 2009, the Company issued 24,579, 22,010 and 70,432 shares of unregistered Class A Common Stock, respectively, with a value of $60, $33 and $49, respectively, to SDE as partial payment for such services and resources.

In September 2008, the Company amended its Fourth Amended and Restated Certificate of Incorporation to designate as Class A Common Stock the 25,000,000 shares of undesignated common stock.

In September 2008 and January 2009, the Company issued 12,824 and 19,921 shares of Class A Common Stock, respectively, for restricted stock awards that vested during the fiscal year ended March 31, 2009.

In January 2009, the Company issued 129,871 shares of Class A Common Stock as a placement agent fee related to the issuance of preferred stock with a value of $100.

PREFERRED STOCK

In February 2009, the Company issued eight shares of Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”) to two investors.  There is no public trading market for our Preferred Stock. The Preferred Stock has the designations, preferences and rights set forth in the certificate of designations filed with the Secretary of State for the State of Delaware on February 3, 2009 (the “Certificate of Designations”). Pursuant to the Certificate of Designations, holders of our Preferred Stock shall have the following rights among others: (1) the holders are entitled to receive dividends at the rate of 10% of the Preferred Stock original issue price per annum on each outstanding share of Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). Such dividends shall begin to accrue commencing upon the first date such share is issued and becomes outstanding and shall be payable in cash or, at the Company’s option, by converting the cash amount of such dividends into Class A Common Stock, and will not be paid until the Company is permitted to do so under the terms of the 2007 Senior Notes, (2) the holders will not have the right to vote on matters brought before the stockholders of the Corporation, (3) upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Junior Stock (as defined in the Certificate of Designations), subject to the rights of any series of preferred stock that may from time-to-time come into existence and which is expressly senior to the rights of the Preferred Stock, the holders of Preferred Stock shall be entitled to be paid in cash out of the assets of the Company an amount per share of Preferred Stock equal to 100% of the Preferred Stock original issue price (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus accrued but unpaid dividends (the “Liquidation Preference”), for each share of Preferred Stock held by each such holder, (4) the holders will have no rights with respect to the conversion of the Preferred Stock into shares of Class A Common Stock or any other security of the Company and (5) the Preferred Stock may be redeemed by the Company at any time after the second anniversary of the original issue date upon 30 days advance written notice to the holder for a price equal to 110% of the Liquidation Preference, payable in cash or, at the Company’s option, so long as the closing price of the Class A Common Stock is $2.18 or higher (as shall be adjusted for stock splits) for at least 90 consecutive trading days ending on the trading day into Class A Common Stock at the market price, as measured on the original issue date for the initial issuance of shares of Series A Preferred Stock.

In connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days.  The Company allocated the proceeds of the Preferred Stock over the fair value of the Preferred Warrants of $537, with the remaining amount allocated to the Preferred Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

AccessIT’s stock option plan (“the Plan”) currently provides for the issuance of up to 3,700,000 options to purchase shares of Class A Common Stock to employees, outside directors and consultants. On May 9, 2008, the Board approved an amendment to the Plan, which was not required to be approved by the shareholders, to allow for the grant of restricted stock units in addition to the other equity-based awards available under the Plan.  On May 9, 2008, the Company’s Board approved the expansion of the Plan from 2,200,000 to 3,700,000 options, which was approved by the shareholders at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.

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

During the fiscal year ended March 31, 2009, under the Plan, the Company granted 325,503 stock options to its employees, at an exercise prices ranging from $3.25 to $5.49 per share.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,596,497	$7.90
Granted	694,197 (1)	4.18
Exercised	(6,500)	5.32
Cancelled	(207,625)	7.71
Balance at March 31, 2008	2,076,569 (2)	$6.68
Granted	325,503	3.28
Exercised	—	—
Cancelled	(88,450)	9.16
Balance at March 31, 2009	2,313,622	$6.11

(1)	The issuance of an additional 320,003 stock options was subject to shareholder approval, which was obtained at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.
(2)
As of March 31, 2008, there were no shares available for issuance under the Plan, due to the number of options and restricted stock then outstanding along with historical option exercises.  An expansion of the number of shares issuable under the Plan was obtained at the Company’s 2008 Annual Meeting of Stockholders held on September 4, 2008.

An analysis of all options outstanding under the Plan as of March 31, 2009 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Aggregate Intrinsic Value
$2.50 - $4.99	951,750	4.31	$3.28	195,050	$3.38	$—
$5.00 - $6.99	522,500	6.13	5.32	396,540	5.31	—
$7.00 - $9.99	317,372	4.13	7.82	267,902	7.79	—
$10.00 - $13.52	522,000	3.70	11.02	516,390	11.01	—
	2,313,622	4.56	$6.11	1,375,882	$7.66	$—

For the fiscal years ended March31, 2008 and 2009, the Company recorded $404 and $589, respectively, of stock-based compensation expense relating to options.  As of March 31, 2009, unamortized stock-based compensation relating to options outstanding totaled $1,019, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Fair Value Per Share
2010	$591	$1.87
2011	428	1.57
2012	—	—
2013	—	—
2014	—	—
Thereafter	—	—
	$1,019	$1.72

The outstanding options at March 31, 2009 will expire as follows:

For the fiscal years ending March 31,	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price
2010	—	$—	$—
2011	80,372	9.00	$7.50 - $12.50
2012	253,753	8.31	$5.00 - $10.89
2013	268,247	8.94	$2.50 - $10.89
2014	930,000	3.59	$3.25 - $5.00
Thereafter	781,250	7.13	$3.19 - $13.52
	2,313,622	$6.11	$2.50 - $13.52

Restricted Stock Awards

During the fiscal year ended March 31, 2009, under the Plan, the Company granted 723,700 shares of restricted stock units to selected employees, of which 338,700 will vest equally over a three year period and 385,000 will vest at the end of the third year or sooner depending on the Company’s stock price.  The market price on the grant date for all of these awards was $1.66 per share.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2007	—	$—
Granted	103,047	3.79
Forfeitures	(433)	5.56
Balance at March 31, 2008	102,614	$3.78
Granted	723,700	1.66
Vested	(32,745)	3.70
Forfeitures	(20,401)	2.56
Balance at March 31, 2009	773,168	$1.83

For the fiscal years ended March31, 2008 and 2009, the Company recorded $49 and $356, respectively, of stock-based compensation expense relating to restricted stock awards.  As of March 31, 2009, unamortized stock-based compensation relating to restricted stock awards outstanding totaled $1,560, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Market Price Per Share
2010	$673	$1.63
2011	639	1.63
2012	223	1.44
2013	25	1.06
2014	—	—
Thereafter	—	—
	$1,560	$1.52

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

As of March 31, 2009, the AccessDM Plan currently provides for the issuance of up to 2,000,000 options to purchase shares of AccessDM common stock to employees.  During the fiscal year ended March 31, 2009, AccessDM did not issue any options to purchase shares of AccessDM common stock.

The following table summarizes the activity of the AccessDM Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2007	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2008	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at March 31, 2009	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of March 31, 2009, there were 19,213,758 shares of AccessDM’s common stock issued and outstanding.

An analysis of all options outstanding under the AccessDM Plan as of March 31, 2009 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 - $0.25	1,005,000	5.30	$0.21	1,005,000	$0.21
$15.88	50,000	7.22	15.88	50,000	15.88
	1,055,000	5.39	$0.95	1,055,000	$0.95

All the options outstanding under the AccessDM Plan vested in the fiscal year ended March 31, 2006, and as a result, no stock-based compensation expense was recorded for the fiscal years ended March 31, 2008 and 2009.

WARRANTS

Warrants outstanding consisted of the following:

	As of March 31,
Outstanding Warrant (as defined below)	2008	2009
July 2005 Private Placement Warrants	467,275	467,275
New Warrants	760,196	760,196
Preferred Warrants	—	1,400,000
	1,227,471	2,627,471

In July 2005, in connection with the private placement in July 2005, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants are exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of the Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC.  The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. During the fiscal year ended March 31, 2007, 10,000 of the July 2005 Private Placement Warrants were exercised for $110 in cash, and the Company issued 10,000 shares of Class A Common Stock. As of March 31, 2009, 467,275 July 2005 Private Placements Warrants were outstanding.

In August 2005, in connection with the a conversion agreement,the Company issued to the investors the warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “New Warrants”). The Company was required to register the resale of the shares of Class A Common Stock underlying the New Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005.  As of March 31, 2009, 760,196 New Warrants were outstanding.

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company allocated the proceeds of the Preferred Stock over the fair value of the Preferred Warrants of $537, with the remaining amount allocated to the Preferred Stock.

7.	COMMITMENTS AND CONTINGENCIES

In December 2007, AccessIT DC’s Phase I Deployment was completed and as of March 31, 2008, there were no significant Phase I purchase obligations not included in the Company’s consolidated financial statements.

In October 2008, in connection with the Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with six motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of March 31, 2009, Phase 2 DC also entered into master license agreements with three exhibitors covering a total of 493 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  As of March 31, 2009 the Company has installed 54 Systems.  Installation of additional Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2009, the Company has purchased 12 Systems under this agreement for $898, which is included in accounts payable and accrued expenses.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2009, the Company has purchased 42 Systems under this agreement for $3,075, which is included in accounts payable and accrued expenses.

LITIGATION

The Company’s subsidiary, ADM Cinema, was named as a defendant in an action filed on May 19, 2008 in the Supreme Court of the State of New York, County of Kings by Pavilion on the Park, LLC (“Landlord”).  Landlord is the owner of the premises located at 188 Prospect Park West, Brooklyn, New York, known as the Pavilion Theatre.  Pursuant to the relevant lease, ADM Cinema leases the Pavilion Theatre from Landlord and operates it as a movie theatre.

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. The Company believes that they have reached agreement in principle with Landlord to settle this matter, but in the event that no settlement is reached, the Company believes that they have meritorious defenses against these claims and the Company intends to defend their position vigorously. However, if the Company does not prevail, any significant loss resulting in eviction may have a material effect on the Company’s business, results of operations and cash flows.

LEASES

As of March 31, 2009, the Company has outstanding capital lease obligations of $6,007. The Company’s outstanding capital lease obligations are in the following principal amounts:

		As of March 31,
Entity	Purpose of capital lease	2008	2009
The Pavilion Theatre	For building, land and improvements	$5,903	$5,814
Managed Services	Computer equipment	—	125
USM	Computer equipment	—	68
		$5,903	$6,007

As of March 31, 2009, minimum future capital lease payments (including interest) totaled $15,494, are due as follows:

For the fiscal years ending March 31,
2010	$1,217
2011	1,217
2012	1,176
2013	1,132
2014	1,152
Thereafter	9,600
15,494
Less: amount representing interest	(9,487)
Outstanding capital lease obligation	$6,007

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

	As of March 31,
	2008	2009
Land	$1,500	$1,500
Building	4,600	4,600
Computer equipment	—	225
	6,100	6,325
Less: accumulated depreciation	(1,136)	(1,532)
Net assets under capital lease	$4,964	$4,793

Depreciation expense on assets under capitalized lease agreements was $359 and $396 for the fiscal years ended March 31, 2008 and 2009, respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2009, obligations under non-cancelable operating leases totaled $8,999, including $6,245 for the IDCs currently being operated by FiberMedia, are due as follows:

For the fiscal years ending March 31,
2010	$2,745
2011	1,822
2012	1,294
2013	1,017
2014	840
Thereafter	1,281
$8,999

Total rent expense was $3,174 and $1,253, net of sub-lease income, for the fiscal years ended March 31, 2008 and 2009, respectively.  The rent expense for fiscal year ended March 31, 2009 excludes the rent expense for the IDCs, as 100% of the rent expense was reimbursed by FiberMedia.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the fiscal years ended March 31,
	2008	2009
Interest paid	$19,339	$20,751
Equipment in accounts payable and accrued expenses purchased from Christie	$15,932	$1,191
Deposits applied to equipment purchased from Christie	$24,763	$—
Deposits applied to equipment in accounts payable and accrued expenses purchased from Christie	$3,802	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$29	$82
Issuance of Class A Common Stock as additional purchase price for USM	$1,000	$—
Repayment of One Year Senior Notes	$18,000	$—
Note payable issued for customer contract	$75	$—
Additional purchase price in accounts payable and accrued expenses for Access Digital Server Assets	$129	$—
Legal fees from the holders of the 2007 Senior Notes included in debt issuance costs	$109	$—
Legal fees from the holders of the Preferred Stock included in stock issuance costs	$—	$50
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$—	$129
Issuance of Class A Common Stock for professional services	$—	$242
Assets acquired under capital leases	$—	$225
Equipment in accounts payable and accrued expenses purchased from Barco	$—	$3,075
Capitalized software associated with customized software development contract	$—	$400
Accretion of preferred stock discount	$—	$13
Accrued dividends on preferred stock	$—	$50

9.    SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company is comprised of three reportable segments: Media Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated on operating income before interest, taxes, depreciation and amortization.  Future changes to this organization structure may result in changes to the reportable segments disclosed.

The Media Services segment consists of the following:

Operations of:	Products and services provided:
AccessIT DC and Phase 2 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in AccessIT DC’s Phase I Deployment and our second digital cinema deployment, through Phase 2 DC (our “Phase II Deployment”) to theatrical exhibitors.
Collects VPFs from motion picture studios and distributors and ACFs from alternative content providers and movie exhibitors and theatrical exhibitors.

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

Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Pavilion Theatre	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content to movie exhibitors.

The Other segment consists of the following:

Operations of:	Products and services provided:
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$666	$12,924	$—	$2	$13,592
Total goodwill	$4,529	$9,856	$164	$—	$14,549
Total assets	$315,588	$39,755	$1,136	$17,197	$373,676

	As of March 31, 2009
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$697	$10,010	$—	$—	$10,707
Total goodwill	$4,529	$3,331	$164	$—	$8,024
Total assets	$276,399	$29,379	$360	$16,259	$322,397

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the fiscal year ended March 31, 2008	$75,491	$642	$13	$31	$76,177
For the fiscal year ended March 31, 2009	$21,697	$312	$3	$20	$22,032

	For the Fiscal Year Ended March 31, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$53,917	$25,767	$1,300	$—	$80,984
Intersegment revenues	734	—	—	—	734
Total segment revenues	54,651	25,767	1,300	—	81,718
Less: Intersegment revenues	(734)	—	—	—	(734)
Total consolidated revenues	$53,917	$25,767	$1,300	$—	$80,984
Direct operating (exclusive of depreciation and amortization shown below)	8,938	16,749	882	—	26,569
Selling, general and administrative	6,137	9,377	215	7,441	23,170
Provision for doubtful accounts	586	810	—	—	1,396
Research and development	162	—	—	—	162
Stock-based compensation	266	65	—	122	453
Impairment of intangible asset	—	1,588	—	—	1,588
Depreciation and amortization of property and equipment	27,046	1,748	423	68	29,285
Amortization of intangible assets	777	3,509	—	4	4,290
Total operating expenses	43,912	33,846	1,520	7,635	86,913
(Loss) income from operations	$10,005	$(8,079)	$(220)	$(7,635)	$(5,929)

	For the Fiscal Year Ended March 31, 2009
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$59,049	$22,720	$1,245	$—	$83,014
Intersegment revenues	1,112	75	—	—	1,187
Total segment revenues	60,161	22,795	1,245	—	84,201
Less: Intersegment revenues	(1,112)	(75)	—	—	(1,187)
Total consolidated revenues	$59,049	$22,720	$1,245	$—	$83,014
Direct operating (exclusive of depreciation and amortization shown below)	8,466	16,310	895	—	25,671
Selling, general and administrative	4,153	6,679	217	7,021	18,070
Provision for doubtful accounts	140	447	—	—	587
Research and development	188	—	—	—	188
Stock-based compensation	215	99	—	631	945
Impairment of intangible asset	—	—	—	—	—
Impairment of goodwill	—	6,525	—	—	6,525
Depreciation and amortization of property and equipment	30,693	1,536	238	64	32,531
Amortization of intangible assets	519	2,914	—	1	3,434
Total operating expenses	44,374	34,510	1,350	7,717	87,951
(Loss) income from operations	$14,675	$(11,790)	$(105)	$(7,717)	$(4,937)

10.	RELATED PARTY TRANSACTIONS

In connection with the CEG Acquisition, CEG entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services and other resources.  An employee officer of CEG is also an officer of SDE.  Payments for such services to SDE for the fiscal years ended March 31, 2008 and 2009 totaled $233 and $211, respectively.

11.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2008 and 2009.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2008	2009
Deferred tax assets: Net operating loss carryforwards	$40,989	$54,868
Stock based compensation	1,094	1,395
Revenue deferral	700	904
Interest rate swap	—	1,711
Other	1,103	728
Total deferred tax assets before valuation allowance	43,886	59,606
Less: Valuation allowance	(29,361)	(40,701)
Total deferred tax assets after valuation allowance	$14,525	$18,905
Deferred tax liabilities:
Depreciation and amortization	$(9,341)	$(15,819)
Intangibles	(5,167)	(3,069)
Other	(17)	(17)
Total deferred tax liabilities	(14,525)	(18,905)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2008 and 2009.  The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized.  Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.  The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance.  Factors considered include the Company's current taxable income and projections of future taxable income.  Management increased the valuation allowance by $12,262 and $11,340 during the fiscal years ended March 31, 2008 and 2009, respectively.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2009, the Company had Federal and state net operating loss carryforwards of approximately $137,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  Depending on a variety of factors, this limitation, if applicable, could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2008	2009
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.7	5.5
Goodwill impairment	0.0	(4.0)
Change in valuation allowance	(34.4)	(30.7)
Disallowed interest	(6.7)	(4.4)
Non-deductible equity compensation	(0.4)	(0.3)
Other	0.8	(0.1)
Income tax (provision) benefit	0.0%	0.0%

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have any impact on the Company’s financial statements, as the Company did not have any unrecognized tax benefits during the fiscal years ended March 31, 2008 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2005 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2004 through 2009 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

12.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except per share data)

	For the Quarter Ended
Fiscal year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008
Revenues	$18,146	$19,466	$21,480	$21,892
Gross Margin	$11,940	$12,482	$14,872	$15,121
Net Loss	$(6,843)	$(9,257)	$(8,352)	$(11,235)
Basic and diluted net loss per share	$(0.28)	$(0.36)	$(0.32)	$(0.43)
Shares used in computing basic and diluted net loss per share	24,758,441	25,338,550	25,931,467	26,277,411

	For the Quarter Ended
Fiscal year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009
Revenues	$20,570	$21,849	$22,710	$17,885
Gross Margin	$14,773	$15,117	$15,642	$11,811
Net Loss	$(4,285)	$(6,296)	$(17,441)	$(9,346)
Basic and diluted net loss per share	$(0.16)	$(0.23)	$(0.63)	$(0.34)
Shares used in computing basic and diluted net loss per share	26,865,147	27,536,371	27,566,462	27,941,161

13.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions to Bad Debt Expense	Deductions (2)	Balance at End of Period
For the Fiscal Year Ended March 31, 2008: Allowance for doubtful accounts	$1,332	$1,396	$422	$2,306
For the Fiscal Year Ended March 31, 2009:
Allowance for doubtful accounts	$2,306	$587	$1,444	$1,449

 (1)          Represents write-offs of specific accounts receivable.

14.	SUBSEQUENT EVENTS

In April 2009, funds in the amount of $3,746 were drawn down on the Barco Related Facility (see Note 5) by our indirectly wholly-owned subsidiary, Phase 2 B/AIX, which requires interest-only payments at 7.3% per annum through December 31, 2009 and principal installments commencing in March 2010.

In May 2009, AccessIT DC entered into a fourth amendment with respect to the GE Credit Facility (see Note 5).

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial & Accounting Officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets of the company;
•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2009.  This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2009, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on or about September 10, 2009, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Code of Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigmcorp.com.  We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will appear in Cinedigm’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will appear in Cinedigm’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will appear in Cinedigm’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will appear in Cinedigm’s Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 38 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 43 herein.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.

Date:	June 15, 2009	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 15, 2009	By:	/s/ Brian D. Pflug
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	June 15, 2009
A. Dale Mayo	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	June 15, 2009
Gary S. Loffredo	Secretary and Director

/s/ Brian D. Pflug	Senior Vice President - Accounting	June 15, 2009
Brian D. Pflug	and Finance (Principal Financial & Accounting Officer)

/s/ Wayne L. Clevenger	Director	June 15, 2009
Wayne L. Clevenger

/s/ Gerald C. Crotty	Director	June 15, 2009
Gerald C. Crotty

Director
Robert Davidoff

/s/ Matthew W. Finlay	Director	June 15, 2009
Matthew W. Finlay

Director
Adam Mizel

/s/ Robert E. Mulholland	Director	June 12, 2009
Robert E. Mulholland

EXHIBIT INDEX

Exhibit
Number		Description of Document

1.1	--	Form of Underwriting Agreement between the Company and the underwriter to the Company’s November 10, 2003 Public Offering. (1)
2.1	--	Stock Purchase Agreement, dated July 17, 2003, between the Company and Hollywood Software, Inc. and its stockholders. (2)
2.2	--	[Intentionally omitted]
2.3	--	Amendment No. 1 to Stock Purchase Agreement, dated as of November 3, 2003, between and among the Company, Hollywood Software, Inc., the selling stockholders and Joseph Gunnar & Co., LLC. (1)
2.4	--	[Intentionally omitted]
2.5	--	Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (21)
2.6	--	Securities Purchase Agreement, dated February 9, 2009, by and among the Company and certain purchasers. (30)
2.7	--	Securities Purchase Agreement, dated February 10, 2009, by and among the Company and certain purchasers. (30)
2.8	--	[Intentionally omitted]
2.9	--
Asset Purchase Agreement, dated as of October 19, 2004, among the Company, FiberSat Global Services, Inc., FiberSat Global Services LLC, Richard Wolfe, Ravi Patel, McKebben Communications, Globecomm Systems, Inc., Timothy Novoselski, Scott Smith and Farina. (7)

2.10	--	Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (9)
2.11	--	[Intentionally omitted]
2.12	--	Securities Purchase Agreement, dated as of February 9, 2005, among the Company and certain investors. (8)
2.13	--	Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (12)
2.14	--	Letter Agreement, dated August 29, 2005, among the Company and certain purchasers. (17)
2.15	--	[Intentionally omitted]
2.16	--
Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (19)

2.17	--
First Amendment to the Stock Purchase and Sale Agreement, dated as of July 6, 2006, by and among Access Integrated Technolgoies, Inc., UniqueScreen Media, Inc., the holders of all of the capital stock of UniqueScreen Media, Inc. listed on the signature pages thereto and Granite Equity Limited Partnership, as the Stockholder Representative. (19)

2.18	--	Asset Purchase Agreement, dated as of January 7, 2007, by and between Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC. (20)
3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (32)
3.2	--	Bylaws of the Company. (2)
4.1	--	[Intentionally omitted]
4.2	--	Specimen certificate representing Class A common stock. (1)
4.3	--	Form of Note to be issued to purchaser pursuant to the Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (21)

4.4	--	Registration Rights Agreement, dated August 24, 2007 by and among the Company and certain purchasers. (21)
4.5	--	Form of note to be issued by the Company to the selling stockholders of Hollywood Software, Inc. (2)
4.6	--
Subsidiary Guaranty in favor of the holders of certain notes, dated August 24, 20007, by Access Digital Media, Inc., Core Technology Services, Inc., Hollywood Software, Inc., Fibersat Global Services Inc., PLX Acquisition Corp. And Vistachiara Productions, Inc. (21)

4.7	--	Redemption Agreement, dated August 24, 2007, by and among the Company and certain of the holders of the Company’s One Year Notes. (21)
4.8	--	Specimen certificate representing Series A Preferred Stock. (29)
4.9	--	Pledge and Security Agreement, dated as of November 3, 2003, between the Company and the selling stockholders of Hollywood Software, Inc. (1)
4.10	--	Form of Warrant issued in connection with the Series A Preferred Stock. (30)
4.11	--	Promissory note dated March 29, 2004 issued by the Company to The Boeing Company. (5)
4.12	--	[Intentionally omitted]
4.13	--	[Intentionally omitted]
4.14	--	[Intentionally omitted]
4.15	--	[Intentionally omitted]
4.16	--	[Intentionally omitted]
4.17	--	[Intentionally omitted]
4.18	--	[Intentionally omitted]
4.18.1	--	Promissory Note, dated May 16, 2007 issued by the Company to David Gajda replacing the Promissory Note dated November 14, 2003 issued by the Company to David Gajda. (20)
4.18.2	--	Letter Agreement dated May 16, 2007 between the Company and David Gajda. (20)
4.19	--	Promissory Note, dated November 14, 2003, issued by the Company to Robert Jackovich. (6)
4.20	--	[Intentionally omitted]
4.21	--	[Intentionally omitted]
4.22	--	[Intentionally omitted]
4.23	--	[Intentionally omitted]
4.24	--	[Intentionally omitted]
4.25	--	Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (12)
4.26	--	Registration Rights Agreement, dated as of July 19, 2005 among the Company and certain purchasers. (12)
4.27	--	Form of Warrant issued to purchasers pursuant to a letter agreement. (14)
4.28	--	Registration Rights Agreement, dated as of November 16, 2005, among the Company and certain purchasers. (14)
4.29	--	[Intentionally omitted]
4.30	--	[Intentionally omitted]
4.31	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $1,204,402.34. (19)
4.32	--	[Intentionally omitted]
4.33	--
Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (19)

4.34	--	Registration Rights Agreement, dated as of July 31, 2006, by and among Access Integrated Technologies, Inc. and the stockholders signatory thereto. (19)
4.35	--	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (19)
4.36	--
Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. (19)

4.37	--	[Intentionally omitted]
4.38	--	[Intentionally omitted]
4.39	--	Registration Rights Agreement, dated as of January 29, 2007, by and among Access Integrated Technologies, Inc., Vistachiara Productions, Inc., BP/KTF, LLC and each member of BP/KTF, LLC. (20)
10.1	--	Amended and Restated Employment Agreement, dated March 31, 2008, between the Company and A. Dale Mayo. (24)
10.2	--	Employment Agreement, dated as of April 10, 2000, between the Company and Kevin Farrell. (2)
10.3	--	Form of Employment Agreements between Hollywood Software, Inc. and David Gajda/Robert Jackovich. (2)
10.4	--	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (22)
10.4.1	--	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.4.2	--	Form of Notice of Restricted Stock Award (22)
10.4.3	--	Form of Non-Qualified Stock Option Agreement (24)
10.4.4	--	Form of Restricted Stock Unit Agreement (employees) (26)
10.4.5	--	Form of Stock Option Agreement. (10)
10.4.6	--	Form of Restricted Stock Unit Agreement (directors) (26)
10.4.7	--	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (28)
10.5	--	[Intentionally omitted]
10.6	--	[Intentionally omitted]
10.7	--	[Intentionally omitted]
10.8	--	[Intentionally omitted]
10.9	--	[Intentionally omitted]
10.10	--	[Intentionally omitted]
10.11	--	Services Distribution Agreement, dated July 17, 2001, between the Company and Managed Storage International, Inc. (2)
10.12	--	License Agreement between the Company and AT&T Corp., dated July 31, 2001. (2)
10.13	--	Master Agreement for Colocation Space between the Company (by assignment from Cob Solutions Global Services, Inc.) and KMC Telecom VI LLC dated April 11, 2002. (2)
10.14	--	[Intentionally omitted]
10.15	--	Lease Agreement, dated as of May 23, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and 55 Madison Associates, LLC. (2)
10.16	--	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.17	--	Lease Agreement, dated as of August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)

10.18	--	Letter Amendment to the Lease Agreement, dated August 28, 2000, between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. (2)
10.19	--	First Amendment to the Lease, dated August 28, 2000 between the Company (formerly Fibertech & Wireless, Inc.) and RFG Co. Ltd. dated October 27, 2000. (2)
10.20	--	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.21	--
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

10.25	--	Indenture Agreement, dated as of May 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Research Boulevard Partnership. (2)
10.26	--	Lease Agreement, dated as of January 22, 2001, between the Company (by assignment from ColoSolutions L.L.C.) and 340 Associates, L.L.C. (2)
10.27	--	Lease Agreement, dated as of September 29, 2002, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and Jerry J. Howard and Eddy D. Howard. (2)
10.28	--	Office Lease, dated as of February 22, 2001, between the Company (by assignment from R. E. Stafford, Inc. d/b/a ColoSolutions) and One Liberty Place, L.C. (2)
10.29	--	Commercial Property Lease between Hollywood Software, Inc. and Hollywood Media Center, LLC, dated January 1, 2000. (2)
10.30	--	Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L. P. (2)
10.30.1	--	First Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated May 10, 2000. (2)
10.30.2	--	Second Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and Spieker Properties, L.P. dated February 16, 2001. (2)
10.30.3	--	Third Amendment to Lease, dated as of February 1, 1999, between Hollywood Software, Inc. and EOP-BREA Park Centre, L.P. (successor in interest to Spieker Properties, L.P.), dated June 27, 2002. (2)
10.31	--	[Intentionally omitted]
10.32	--	[Intentionally omitted]
10.33	--	[Intentionally omitted]
10.34	--	[Intentionally omitted]
10.35	--	[Intentionally omitted]
10.36	--	Universal Transport Exchange License and Option Agreement, dated August 13, 2003, by and between the Company and Universal Access, Inc. (3)
10.37	--	[Intentionally omitted]
10.38	--	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (4)
10.39	--	Employment Agreement, dated as of November 21, 2003, between the Company and Russell Wintner. (6)

10.40	--	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (17)
10.40.1	--	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (17)
10.40.2	--	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (17)
10.40.3	--	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (17)
10.40.4	--	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (11)
10.41	--	2002 ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (25)
10.42	--	Schedule to the ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (25)
10.43	--	Swap Transaction Confirmation from HSBC Bank USA, National Association to Christie/AIX, Inc., dated as of April 4, 2008. (25)
10.44	--	[Intentionally omitted]
10.45	--	Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (13)
10.46	--	Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (13)
10.47	--	Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (13)
10.48	--	Placement Agency Agreement, dated as of January 17, 2006, by and between the Company and Craig-Hallum Capital Group LLC. (15)
10.49	--	Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (16)
10.50	--	Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (16)
10.51	--	[Intentionally omitted]
10.52	--	Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (18)
10.52.1	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (18)
10.52.2	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (18)
10.53	--
Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (19)

10.53.1	--
First Amendment, effective as of August 30, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (19)

10.53.2	--
Second Amendment, dated December, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent  for the Lenders. (20)

10.53.3	--
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.  (23)

10.53.4	--
Fourth Amendment, dated May 5, 2009, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and as collateral agent for the Lenders.*

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

(5) Previously filed with the Securities and Exchange Commission on April 2, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on June 25, 2004 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on November 8, 2004 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on February 10, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(9) Previously filed with the Securities and Exchange Commission on February 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(10) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(11) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on July 22, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on November 16, 2005 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-129747).

(15) Previously filed with the Securities and Exchange Commission on January 19, 2006 as an exhibit to the Company’s 8-K (File No. 001-31810).

(16) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company’s Form 10-QSB (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(19)  Previously filed with the Securities and Exchange Commission on November 14, 2006 as an exhibit to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006 (File No. 000-51910).

(20) Previously filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit to the Company’s Form 10-KSB (File No. 000-51910).

(21) Previously filed with the Securities and Exchange Commission on August 29, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(22) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(23) Previously filed with the Securities and Exchange Commission on October 16, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(24) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(25) Previously filed with the Securities and Exchange Commission on April 8, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(26) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(27) Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(28) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2008 (File No. 000-51910).

(29) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(30) Previously filed with the Securities and Exchange Commission on February 13, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).