Form 10-Q
period 2009-06-30
Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.
filed 2009-08-12
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

As of August 11, 2009, 28,020,060 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2009	June 30, 2009
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$26,329	$19,009
Accounts receivable, net	13,884	14,270
Deferred costs, current portion	3,936	4,158
Unbilled revenue, current portion	3,082	3,249
Prepaid and other current assets	1,798	2,919
Note receivable, current portion	616	322
Total current assets	49,645	43,927
Property and equipment, net	243,124	242,452
Intangible assets, net	10,707	9,942
Capitalized software costs, net	3,653	3,733
Goodwill	8,024	8,024
Deferred costs, net of current portion	3,967	4,509
Unbilled revenue, net of current portion	1,253	1,163
Note receivable, net of current portion	959	919
Security deposits	424	427
Accounts receivable, net of current portion	386	386
Restricted cash	255	255
Total assets	$322,397	$315,737

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2009	June 30, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$14,954	$15,846
Current portion of notes payable	25,248	26,068
Current portion of deferred revenue	5,535	5,381
Current portion of customer security deposits	314	314
Current portion of capital leases	175	965
Total current liabilities	46,226	48,574
Notes payable, net of current portion	225,957	223,307
Capital leases, net of current portion	5,832	5,833
Fair value of interest rate swap	4,529	3,846
Deferred revenue, net of current portion	1,057	1,813
Customer security deposits, net of current portion	9	9
Total liabilities	283,610	283,382
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; issued and outstanding: Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at March 31, 2009 and June 30, 2009, respectively. Liquidation preference $4,050	3,476	3,503
Class A common stock, $0.001 par value per share; 65,000,000 shares authorized; 27,544,315 and 27,871,500 shares issued and 27,492,875 and 27,820,060 shares outstanding at March 31, 2009 and June 30, 2009, respectively	27	27
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2009 and June 30, 2009, respectively	1	1
Additional paid-in capital	173,565	174,252
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(138,110)	(145,256)
Total stockholders’ equity	38,787	32,355
Total liabilities and stockholders’ equity	$322,397	$315,737

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2008	2009
Revenues	$20,570	$18,666
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	5,797	5,462
Selling, general and administrative	4,833	3,869
Provision for doubtful accounts	28	128
Research and development	7	40
Stock-based compensation	158	325
Depreciation of property and equipment	8,135	8,153
Amortization of intangible assets	947	765
Total operating expenses	19,905	18,742
Income (loss) from operations	665	(76)
Interest income	124	40
Interest expense	(7,176)	(7,550)
Other expense, net	(150)	(143)
Change in fair value of interest rate swap	2,252	683
Net loss	$(4,285)	$(7,046)
Preferred stock dividends	—	(100)
Net loss attributable to common stockholders	$(4,285)	$(7,146)
Net loss per Class A and Class B common share - basic and diluted	$(0.16)	$(0.25)
Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	26,865,147	28,284,401

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net loss	$(4,285)	$(7,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	3	—
Depreciation and amortization of property and equipment and amortization of intangible assets	9,082	8,918
Amortization of capitalized software costs	194	161
Amortization of debt issuance costs included in interest expense	372	429
Provision for doubtful accounts	28	128
Stock-based compensation	158	325
Non-cash interest expense	2,180	807
Change in fair value of interest rate swap	(2,252)	(683)
Changes in operating assets and liabilities:
Accounts receivable	4,207	(514)
Unbilled revenue	849	(77)
Prepaids and other current assets	(517)	(1,121)
Other assets	91	357
Accounts payable and accrued expenses	(1,068)	(146)
Deferred revenue	(280)	602
Net cash provided by operating activities	8,762	2,140
Cash flows from investing activities
Purchases of property and equipment	(12,466)	(5,641)
Additions to capitalized software costs	(210)	(242)
Net cash used in investing activities	(12,676)	(5,883)
Cash flows from financing activities
Repayment of notes payable	(788)	(128)
Repayment of credit facilities	—	(6,095)
Proceeds from credit facilities	200	4,394
Payments of debt issuance costs	(114)	(1,621)
Principal payments on capital leases	(25)	(111)
Costs associated with issuance of preferred stock	—	(8)
Costs associated with issuance of Class A common stock	(11)	(8)
Net cash used in financing activities	(738)	(3,577)
Net decrease in cash and cash equivalents	(4,652)	(7,320)
Cash and cash equivalents at beginning of period	29,655	26,329
Cash and cash equivalents at end of period	$25,003	$19,009

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACCESS INTEGRATED TECHNOLOGIES, INC.
d/b/a CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $145,256 as of June 30, 2009. The Company also has significant contractual obligations related to its debt for the remaining part of fiscal year 2010 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at June 30, 2009, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2010. The Company is seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to the Company’s second digital cinema deployment (the “Phase II Deployment”) and for working capital as necessary. Although the Company recently entered into certain agreements related to the Phase II Deployment (see Note 7), there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company’s unaudited condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“AccessIT SW”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services (“AccessIT Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“AccessIT DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) and

Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”). AccessDM and AccessIT Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its long-lived assets, intangible assets and goodwill, the valuation of deferred tax assets, the valuation of assets acquired and liabilities assumed in purchase business combinations, stock-based compensation expense, revenue recognition and capitalization of software development costs. The Company bases its estimates on historical experience and on other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainty inherent in such estimates, actual results could differ materially from these estimates under different assumptions or conditions.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Cinedigm’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 15, 2009 (the “Form 10-K”).

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

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to AccessIT DC and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment (the “Systems”) installed in movie theatres.  VPFs are earned and payable to AccessIT DC based on a fee schedule with a reduced VPF rate year over year until the sixth year where the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as AccessIT DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a fixed fee schedule, for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPFs once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

ACFs are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to AccessIT DC and to Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  In accordance with EITF 99-17, the acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  The Company has not recorded any net revenues or direct operating expenses related to barter advertising during the three months ended June 30, 2008 and 2009.

CEG has contracts for the theatrical distribution of third party feature films and alternative content.   CEG’s distribution fee revenue is recognized at the time a feature film and alternative content is viewed, based on CEG’s participation in box office receipts.  CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

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

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, film rent expense, amortization of capitalized software development costs, exhibitors payments for displaying cinema advertising and other deferred expenses, such as advertising production, post production and technical support related to developing and displaying advertising. These other deferred expenses are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues are recognized.

STOCK-BASED COMPENSATION

For the three months ended June 30, 2008 and 2009, the Company recorded stock-based compensation expense of $158 and $325, respectively.  The Company estimates that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock will be approximately $1,300 in fiscal 2010.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2008 was $2.41. There were no options granted during the three months ended June 30, 2009.  There were no stock options exercised during the three months ended June 30, 2008 and 2009.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2008	2009
Range of risk-free interest rates	2.7-4.4%	—
Dividend yield	—	—
Expected life (years)	5	—
Range of expected volatilities	52.6-57.0%	—

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

CAPITALIZED SOFTWARE COSTS

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

Software to be Sold, Licensed or Otherwise Marketed

The Company accounts for these software development costs under Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 states that software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded. No impairment charge was recorded for the three months ended June 30, 2008 and 2009, respectively.  Amortization of capitalized software development costs, included in direct operating costs, for the three months ended June 30, 2008 and 2009 amounted to $194 and $161, respectively.  At June 30, 2008 and 2009, unbilled receivables under such customized software development contracts was $966 and $0, respectively, which is included in unbilled revenue in the consolidated balance sheets.  During the three months ended December 31, 2008, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed to make certain payments to the Company as settlement of all billed and unbilled amounts.  After all such payments, the remaining amount of $400 was included as part of capitalized software costs.  The Company believes this amount will be recoverable from future sales of the product to other customers.

BUSINESS COMBINATIONS

Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141(R). The adoption of SFAS 141(R) did not have a material impact the Company’s consolidated financial statements as the Company did not have any business combinations during the three months ended June 30, 2009.

GOODWILL AND INTANGIBLE ASSETS

The Company assesses its goodwill for impairment at least annually and in interim periods if certain triggering events occur indicating that the carrying value of goodwill may be impaired. The Company also reviews possible impairment of finite lived intangible assets. The Company records goodwill and intangible assets resulting from past business combinations.  At June 30, 2009, the Company concluded that no triggering events had occurred and no impairment charge was recorded for goodwill.

As of June 30, 2009, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  At June 30, 2009, no impairment charge was recorded for intangible assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.  During the three months ended June 30, 2008 and 2009, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per share have been calculated as follows:

Basic and diluted net loss per share =	Net loss
Weighted average number of Common Stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2008 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 3,385,070 shares and 6,106,083 shares as of June 30, 2008 and 2009, respectively, were excluded from the computation as it would be anti-dilutive.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Financial Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3
Cash and cash equivalents	$19,009	$—	$—
Interest rate swap	—	$(3,846)	—

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements as no intangible assets were acquired during the three months ended June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”) to its existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  The Company adopted EITF 07-5 as of April 1, 2009, and the application of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.  The Company will apply the provisions to its new arrangements as they arise.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 did not have a significant impact on the Company’s consolidated balance sheet or consolidated statements of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe that SFAS 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that SFAS 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2009		As of June 30, 2009
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$54	$37	$55	$23
Exhibitor Install Notes	118	908	120	885
FiberMedia Note	431	—	131	—
Other	13	14	16	11
	$616	$959	$322	$919

In March 2006, in connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of June 30, 2009, the outstanding balance of the Exhibitor Note was $78.

In connection with AccessIT DC’s Phase I Deployment (see Note 7), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of digital cinema projection systems (the “Systems”) in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of June 30, 2009, the aggregate outstanding balance of the Exhibitor Install Notes was $1,005.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia is required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of June 30, 2009, the aggregate outstanding balance of the FiberMedia Note was $131.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	DEBT AND CREDIT FACILITIES

Notes payable consisted of the following:

	As of March 31, 2009		As of June 30, 2009
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
First USM Note	$221	—	$112	—
SilverScreen Note	20	—	—	—
Vendor Note *	—	9,600	—	9,600
2007 Senior Notes	—	55,000	—	55,000
Other	15	—	15	—
GE Credit Facility *	24,824	161,024	25,453	154,339
NEC Facility	168	333	174	288
Barco Related Facility	—	—	314	4,080
	$25,248	$225,957	$26,068	$223,307

* The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In July 2006, in connection with the acquisition of USM, the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006 or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. During the three months ended June 30, 2008 and 2009, the Company repaid principal of $100 and $109, respectively, on the First USM Note.  As of June 30, 2009, the outstanding principal balance of the First USM Note was $112.

Prior to the Company’s acquisition of USM, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  During the three months ended June 30, 2008 and 2009, the Company repaid principal of $28 and $20, respectively, on the SilverScreen Note.  As of June 30, 2009, the SilverScreen Note was repaid in full.

In August 2007, AccessIT DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of June 30, 2009, the outstanding balance of the Vendor Note was $9,600.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at the discretion of the Company if certain conditions are met.  Interest on the 2007 Senior Notes is payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issues shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The net proceeds of approximately $53,200 from the August 2007 Private Placement were used for expansion of digital cinema rollout plans, to pay off the existing obligations under the $22,000 of One Year Senior Notes, to pay off certain other outstanding debt obligations, for investment in Systems and for working capital and other general corporate purposes. The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of the Company’s existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed the obligations of the Company under the 2007 Senior Notes.  The Company also entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of December 31, 2007, all shares issued to the holders of the 2007 Senior Notes were registered for resale (see Note 6).  Under the 2007 Senior Notes the Company agreed (i) to limit its total indebtedness to an aggregate of $315,000 until certain conditions were met, which conditions have been met allowing the Company to incur indebtedness in excess of $315,000 in the aggregate and (ii) not to, and not to cause its subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10,000; provided that no more than $5,000 of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility (see below).  At the present time, the Company and its subsidiaries, other than AccessIT DC and its subsidiaries, are prohibited from paying dividends under the terms of the 2007 Senior Notes.  Interest expense on the 2007 Senior Notes for the three months ended June 30, 2008 and 2009 amounted to $1,342 and $1,375, respectively.  As of June 30, 2009, the outstanding principal balance of the 2007 Senior Notes was $55,000.

CREDIT FACILITIES

In August 2006, AccessIT DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to AccessIT DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with AccessIT DC’s Phase I Deployment (see Note 7) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by AccessIT DC bears interest, at the option of AccessIT DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into AccessIT DC and the total debt of AccessIT DC. Under the GE Credit Facility, AccessIT DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, AccessIT DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by AccessIT DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, AccessIT DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of AccessIT DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of AccessIT DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in AccessIT DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC. During the three months ended June 30, 2008 and 2009, the Company repaid principal of $0 and $6,056, respectively, on the GE Credit Facility.  As of June 30, 2009, the outstanding principal balance of the GE Credit Facility was $179,792 at a weighted average interest rate of 10.7%.

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

In May 2009, AccessIT DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from 9 months of forward cash interest to a fixed $6,900, and permitted a one-time payment of $2,600 to be made from

AccessIT DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring AccessIT DC to maintain a minimum unrestricted cash balance of $2,000 at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, AccessIT DC paid an amendment fee to GE and the other lenders of approximately $1,000.  The amendment fee was recorded as debt issue costs and is being amortized over the remaining term of the GE Credit Facility.  At June 30, 2009, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended.

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

Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party.  As of June 30, 2009, the fair value of the Interest Rate Swap liability was $3,846.  During the three months ended June 30, 2008 and 2009, the change in fair value recorded in the consolidated statements of operations was $2,252 and $683, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of June 30, 2009, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment.  During the three months ended June 30, 2008 and 2009, the Company repaid principal of $0 and $40, respectively, on the NEC Credit Facility.  As of June 30, 2009, the outstanding principal balance of the NEC Credit Facility was $462.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into a credit facility (the “Barco Related Facility”) with a bank to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The Barco Related Facility provides for borrowings of up to a maximum of $8,900 through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The Barco Related Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries.  As of June 30, 2009, $4,394 has been drawn down on the Barco Related Facility.  Interest expense on the Barco Related Facility for the three months ended June 30, 2008 and 2009 amounted to $0 and $66, respectively.  As of June 30, 2009, the outstanding principal balance of the Barco Related Facility was $4,394.

At June 30, 2009, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In August 2004, the Company’s Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.    Under the terms of the 2007 Senior Notes (see Note 5), the Company is currently precluded from purchasing shares of its Class A Common Stock.  As of June 30, 2009, the Company has

repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  The Company recorded $401 of interest expense in connection with the Advance Additional Interest Shares for each of the three months ended June 30, 2008 and 2009.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the initial value of the Additional Interest Shares to be $5,244 and is amortizing that amount over the 36 month term of the 2007 Senior Notes.    For the three months ended June 30, 2008 and 2009, the Company recorded $437 and $186, respectively, to interest expense in connection with the Additional Interest Shares.  In March 2009 and June 2009, the Company issued 220,000 shares of Class A Common Stock, each period, as Additional Interest Shares with a value of $136 and $220, respectively.

In March 2008 and June 2008, the Company issued 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and the additional 500,000 shares registered on the registration statement on Form S-3 filed on May 6, 2008, which was declared effective by the SEC on June 30, 2008.  For the three months ended June 30, 2008 and 2009, the Company recorded $1,342 and $0 as non-cash interest expense in connection with the Interest Shares  The Company paid such interest in cash for the three months ended June 30, 2009.

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

In connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days.  The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.

ACCESSIT STOCK OPTION PLAN

AccessIT’s stock option plan (“the Plan”) provides for the issuance of up to 3,700,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company intends to seek stockholder approval to expand the size of the Plan to 5,000,000 shares of Class A Common Stock at the Company’s 2009 Annual Meeting of Stockholders to be held on September 10, 2009.

Stock Options

The Company did not grant any stock options under the Plan during the three months ended June 30, 2009.

The following table summarizes the activity of the Plan:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2009	2,313,622	$6.11
Granted	—	—
Exercised	—	—
Cancelled	(3,000)	5.49
Balance at June 30, 2009	2,310,622	$6.11

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the three months ended June 30, 2009, the Company granted 504,090 restricted stock units, of which 274,750 will vest equally over a three year period and 229,340 will vest at the end of the third year or sooner depending on the Company’s stock price.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2009	773,168	$1.83
Granted	504,090	1.06
Vested	(107,185)	1.65
Forfeitures	(2,083)	2.19
Balance at June 30, 2009	1,167,990	$1.51

ACCESSDM STOCK OPTION PLAN

As of June 30, 2009, AccessDM’s separate stock option plan (the “AccessDM Plan”) provides for the issuance of options to purchase up to 2,000,000 shares of AccessDM common stock to employees. During the three months ended June 30, 2009, there were no AccessDM options issued.

The following table summarizes the activity of the AccessDM Plan:

	Shares Under Option		Weighted Average Exercise Price Per Share
Balance at March 31, 2009	1,055,000	(2)	$0.95	(1)
Granted	—		—
Exercised	—		—
Cancelled	—		—
Balance at June 30, 2009	1,055,000	(2)	$0.95	(1)

(1)	Since there is no public trading market for AccessDM’s common stock, the fair market value of AccessDM’s common stock on the date of grant was determined by an appraisal of such options.
(2)	As of June 30, 2009, there were 50,000,000 shares of AccessDM’s common stock authorized and 19,213,758 shares of AccessDM’s common stock issued and outstanding.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrant (as defined below)	March 31, 2009	June 30, 2009
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
Preferred Warrants	1,400,000	1,400,000
	2,627,471	2,627,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $22.00 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company agreed to register the resale of the shares of Class A Common Stock underlying the July 2005 Private Placement Warrants with the SEC. The Company filed a Form S-3 on August 18, 2005, which was declared effective by the SEC on August 31, 2005. As of June 30, 2009, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, in connection with a conversion agreement, certain warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The August 2005 Warrants were immediately exercisable upon issuance and for a period of five years thereafter. The Company was required to register the resale of the shares of Class A Common Stock underlying the August 2005 Warrants with the SEC. The Company filed a Form S-3 on November 16, 2005, which was declared effective by the SEC on December 2, 2005. As of June 30, 2009, all 760,196 of the August 2005 Warrants remained outstanding.

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days. The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.  As of June 30, 2009, all 1,400,000 of the Preferred Warrants remained outstanding.

7.	COMMITMENTS AND CONTINGENCIES

In October 2008, in connection with the Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with six motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of June 30, 2009, Phase 2 DC also entered into master license agreements with three exhibitors covering a total of 493 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  As of June 30, 2009 the Company has installed 139 Systems.  Installation of additional Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2009, the Company has purchased 12 Systems under this agreement for $898, which is included in accounts payable and accrued expenses.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2009, the Company has purchased 127 Systems under this agreement for $9,357, of which $4,205 is included in accounts payable and accrued expenses.

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

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. In July 2009, we entered into an agreement with Landlord to settle this matter where we would be responsible for 25% of the cost and expenses related to the installation of a sprinkler system.  As an additional condition of this agreement, any option to renew or extend this lease has been eliminated.  This lease ends on July 31, 2022.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the three months ended June 30,
	2008	2009
Interest paid	$4,689	$7,357
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$4,410	$998
Equipment purchased from Barco included in accounts payable and accrued expenses at end of period	$—	$4,205
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$129	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$82	$—
Issuance of Class A Common Stock to SDE as payment for services and resources	$60	$—
Assets acquired under capital leases	$92	$901
Accretion of preferred stock discount	$—	$27
Accrued dividends on preferred stock	$—	$100

9.	SEGMENT INFORMATION

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

Managed Services	Provides information technology consulting services and managed network monitoring services through its global network command center.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Pavilion Theatre	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

The Other segment consists of the following:

Operations of:	Products and services provided:
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2009
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$697	$10,010	$—	$—	$10,707
Total goodwill	$4,529	$3,331	$164	$—	$8,024
Total assets	$276,399	$29,379	$360	$16,259	$322,397

	As of June 30, 2009
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$637	$9,305	$—	$—	$9,942
Total goodwill	$4,529	$3,331	$164	$—	$8,024
Total assets	$277,507	$28,373	$331	$9,526	$315,737

Capital Expenditures	Media Services	Content & Entertainment	Other	Corporate	Consolidated
For the three months ended June 30, 2008	$12,297	$159	$—	$10	$12,466
For the three months ended June 30, 2009	$5,623	$18	$—	$—	$5,641

	For the Three Months Ended June 30, 2008
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$14,652	$5,590	$328	$—	$20,570
Intersegment revenues	237	15	—	—	252
Total segment revenues	14,889	5,605	328	—	20,822
Less: Intersegment revenues	(237)	(15)	—	—	(252)
Total consolidated revenues	$14,652	$5,590	$328	$—	$20,570
Direct operating (exclusive of depreciation and amortization shown below)	1,945	3,633	219	—	5,797
Selling, general and administrative	1,153	1,951	55	1,674	4,833
Provision for doubtful accounts	(80)	108	—	—	28
Research and development	7	—	—	—	7
Stock-based compensation	26	21	—	111	158
Depreciation of property and equipment	7,631	421	66	17	8,135
Amortization of intangible assets	173	774	—	—	947
Total operating expenses	10,855	6,908	340	1,802	19,905
Income (loss) from operations	$3,797	$(1,318)	$(12)	$(1,802)	665

	For the Three Months Ended June 30, 2009
	Media Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$13,593	$4,798	$275	$—	$18,666
Intersegment revenues	174	—	—	—	174
Total segment revenues	13,767	4,798	275	—	18,840
Less: Intersegment revenues	(174)	—	—	—	(174)
Total consolidated revenues	$13,593	$4,798	$275	$—	$18,666
Direct operating (exclusive of depreciation and amortization shown below)	1,953	3,310	199	—	5,462
Selling, general and administrative	929	1,565	54	1,321	3,869
Provision for doubtful accounts	40	88	—	—	128
Research and development	40	—	—	—	40
Stock-based compensation	79	28	—	218	325
Depreciation of property and equipment	7,765	345	33	10	8,153
Amortization of intangible assets	60	705	—	—	765
Total operating expenses	10,866	6,041	286	1,549	18,742
Income (loss) from operations	$2,727	$(1,243)	$(11)	$(1,549)	(76)

10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between June 30, 2009 and August 12, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchaser party thereto (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “2009 Warrants”) to purchase 16,000,000 shares of Class A Common Stock (the “Private Placement”). The proceeds of the Private Placement will be used for the payment of existing indebtedness, the payment of fees and expenses incurred in connection with the Private Placement, including a cash reserve to pay the interest amount required under the 2009 Note, and other general corporate purposes.  The 2009 Note has a five year term. Interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note and 7% per annum paid in cash, subject to increase under certain conditions. The 2009 Note is guaranteed by certain of the Company’s existing and future subsidiaries. The 2009 Warrants have a seven year term and an initial exercise price of $1.37, subject to adjustment if certain conditions are met. The 2009 Warrants contain restrictions which may be eliminated upon obtaining the approval of stockholders. In connection with the Private Placement, the Company increased the size of Company’s Board of Directors from eight (8) to nine (9) and appointed Edward A. Gilhuly, a designee of the Purchaser, to fill the current vacancy.

In August 2009, in connection with the consummation of the Private Placement, the Company entered into and consummated purchase agreements (the “Note Purchase Agreements”) with the holders of all of its outstanding 2007 Senior Notes pursuant to which the Company repurchased all of the 2007 Senior Notes, in satisfaction of the $55,000 of principal and any accrued and unpaid interest thereon, for an aggregate purchase price of $42,500 in cash.  The source of the cash payment was the proceeds of the Private Placement.  Upon such repurchase, the 2007 Notes were canceled.

In connection with the Private Placement, AccessDM terminated its stock option plan and all stock options outstanding thereunder (see Note 6).  In exchange for the termination of the AccessDM options, the Company issued 171,000 stock options to the holders, pursuant to the Plan.

In August 2009, in connection with the Private Placement, AccessIT DC entered into a fifth amendment (the “Fifth Amendment”) to the GE Credit Facility.  Pursuant to the Fifth Amendment, $5,000 of the proceeds of the Private Placement were used to fund a prepayment of a portion of the outstanding balance of the GE Credit Facility, with such prepayment being applied ratably to each of the first 24 successive regularly scheduled monthly amortization payments due under the GE Credit Facility after the prepayment date.

In August 2009, the Company hired Adam M. Mizel to be its CFO and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and was previously the Managing Principal of Acquifer Capital Group, LLC.

In August 2009, the Company adopted a tax benefit preservation plan (the "Rights Plan") and declared a dividend of one preferred share purchase right, for the purchase of Series B Junior Participating Preferred Stock, for each outstanding share of its Class A Common Stock and Class B Common Stock. The Plan is designed to preserve stockholder value and the value of certain tax assets primarily associated with net operating loss carryforwards. In connection with the Rights Plan, the Company created its Series B Junior Participating Preferred Stock.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended March 31, 2009. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Additional information regarding risks to the Company can be found below (see Part II Item 1A under Risk Factors).

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

We have three reportable segments:  Media Services, Content & Entertainment and Other. The Media Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“AccessIT Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with AccessIT Satellite, “DMS”), Christie/AIX, Inc. (“AccessIT DC”), PLX Acquisition Corp., Core Technology Services, Inc. (“Managed Services”) and Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”).  The Content & Entertainment segment of our business is comprised of ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”). Our Other segment consists of the operations of our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, the IDCs have been operated by FiberMedia, consisting of unrelated third parties, and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses of $4.3 million and $7.1 million in the three months ended June 30, 2008 and 2009, respectively, and we have an accumulated deficit of $145.3 million as of June 30, 2009. We also have significant contractual obligations related to our debt for the remainder of fiscal year 2010 and beyond. We expect to continue generating net losses for the foreseeable future.  Based on our cash position at June 30, 2009, and expected cash flows from operations, we believe that we have the ability to meet our obligations through June 30, 2010. We are seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to the Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) second digital cinema deployment (the “Phase II Deployment”) and for working capital as necessary. Although we recently entered into certain agreements related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. We expect any Phase II debt will be non-recourse to the parent company, as is the case with our existing debt at AccessIT DC.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2008 and 2009

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2008	2009	Change
Revenues:
Media Services	$14,652	$13,593	(7)%
Content & Entertainment	5,590	4,798	(14)%
Other	328	275	(16)%
	$20,570	$18,666	(9)%

Revenues decreased $1.9 million or 9%.  The decrease in revenues in the Media Service segment was primarily due to an 11% decrease in AccessIT DC’s VPF revenues, attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by a 5% increase in quarterly screen turnover, by modest Phase 2 DC VPF revenues and upfront fees from our TCC software which were not generated during the three months ended June 30,

2008.  We expect software license fees to increase as additional Systems are deployed, and a possible international deployment of Systems.  In the Content & Entertainment segment, revenues decreased 14% due to a 24% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts, as well as the current weak macro-economic environment, offset by national advertising revenues generated by the partnership with Screenvision.  CEG’s distribution revenues relating to digitally-equipped locations decreased 55% for alternative content and content sponsorship revenues as CEG planned a limited number of events and independent films during the three months ended June 30, 2009.  The CEG distribution slate will expand modestly in our fiscal year’s second quarter and is expected to be more significant in the second half of our fiscal year..  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

We expect consolidated revenues increase during the remainder of our fiscal year relative to the previous fiscal year as industry wide digital deployments continue to increase due to the growing number of 3-D movies to be released by the motion picture studios.  As the number of industry wide digital screens increases generally, the Company expects to earn additional delivery fees in its DMS business unit as well as distribution fees in CEG and software fees from our TCC software.    We are dependent on the availability of suitable financing for any large scale Phase II Deployment.  To date such sources of financing are still being pursued.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2008	2009	Change
Direct operating expenses:
Media Services	$1,945	$1,953	0%
Content & Entertainment	3,633	3,310	(9)%
Other	219	199	(9)%
Corporate	—	—	—
	$5,797	$5,462	(6)%

Direct operating expenses decreased $0.3 million or 6%.  The decrease was primarily in the Content & entertainment segment related to reduced operational staffing levels at USM along with reduced advertising and marketing costs in CEG related to the fewer number of programs CEG distributed during the quarter. We expect direct operating expenses to decrease as compared to prior periods and remain constant at the current level.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2008	2009	Change
Selling, general and administrative expenses:
Media Services	$1,153	$929	(19)%
Content & Entertainment	1,951	1,565	(20)%
Other	55	54	(2)%
Corporate	1,674	1,321	(21)%
	$4,833	$3,869	(20)%

Selling, general and administrative expenses decreased approximately $1.0 million or 20%.  The decrease was primarily related to reduced staffing levels in both the Media Services segment and the Content & Entertainment segment, and decreased professional fees and travel expenses within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of June 30, 2008 and 2009 we had 270 and 243 employees, of which 50 and 42, were part-time employees and 55 and 61, were salespersons, respectively.  We expect selling, general and administrative expenses to decrease as compared to prior periods and remain relatively constant at the current level.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2008	2009	Change
Depreciation and amortization expense:
Media Services	$7,631	$7,765	2%
Content & Entertainment	421	345	(18)%
Other	66	33	(50)%
Corporate	17	10	(41)%
	$8,135	$8,153	0%

Depreciation and amortization expense remained consistent with last year.  Other than the Media Services segment, the decreases reflect reduced expense on assets which are fully depreciated or amortized at June 30, 2009.  We expect the depreciation expense in the Media Services segment to generally remain near current levels.

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2008	2009	Change
Interest expense:
Media Services	$4,538	$4,913	8%
Content & Entertainment	264	260	(2)%
Other	—	—	—
Corporate	2,374	2,377	0%
	$7,176	$7,550	5%

Interest expense increased $0.4 million or 5%. Total interest expense included $5.0 million and $6.8 million of interest paid and accrued for the three months ended June 30, 2008 and 2009, respectively.  The increase in interest paid and accrued within the Media Services segment relates to the increased interest rate on the GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below).

Non-cash interest expense was $2.2 million and $0.8 million for the three months ended June 30, 2008 and 2009, respectively.  The decrease was due to the payment of interest on the $55.0 million of 2007 Senior Notes in cash instead of by issuing shares of Class A Common Stock.  Non-cash interest could increase or continue to decrease depending on management’s future decisions to pay interest payments on the 2007 Senior Notes in cash or shares of Class A Common Stock.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, partially offset by limited borrowings related to the Phase II rollout, we expect our interest expense to stabilize.

Change in fair value of interest rate swap

Interest rate swap income was $2.3 million and $0.7 million for the three months ended June 30, 2008 and 2009, respectively.  This represents AccessIT DC’s unrealized gain from the change in the fair value of the Interest Rate Swap entered into in April 2008 related to the GE Credit Facility.  Continued unrealized gains or losses on the Interest Rate Swap depend on Libor rates and the projected outlook for Libor rates related to the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements as no intangible assets were acquired during the three months ended June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”) to its existing arrangements to reevaluate, in part, whether financial instruments or embedded features within those arrangements are exempt from accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  EITF 07-5 clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’” (EITF 01-6) and thereby possibly exempt from accounting under FAS 133.  The consensus reached in EITF 07-5 supersedes those reached in EITF 01-6.  The Company adopted EITF 07-5 as of April 1, 2009, and the application of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.
The Company will apply the provisions to its new arrangements as they arise.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 did not have a significant impact on the Company’s consolidated balance sheet or consolidated statements of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe that SFAS 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that SFAS 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 6,500 of the domestic screens are equipped with digital cinema technology, and 3,863 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over the next three years, of which 139 Systems have been installed as of June 30, 2009. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, AccessIT DC entered into a credit agreement (the “Credit Agreement”) with GECC, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  As of June 30, 2009, the outstanding principal balance of the GE Credit Facility was $179.8 million at a weighted average interest rate of 10.7%.  Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict AccessIT DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.

In August 2007, AccessIT DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in AccessIT DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC.  As of June 30, 2009, the outstanding principal balance of the Vendor Note was $9.6 million.

In August 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which we issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55.0 million (the “August 2007 Private Placement”) and received net proceeds of approximately $53.0 million. The term of the 2007 Senior Notes is three years which may be extended for one 6 month period at our discretion if certain conditions are met.  Interest on the 2007 Senior Notes will be paid on a quarterly basis in cash or, at our option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, we will issue shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  We may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Purchase Agreement also requires the 2007 Senior Notes to be guaranteed by each of our existing and, subject to certain exceptions, future subsidiaries (the “Guarantors”), other than AccessIT DC and its respective subsidiaries. Accordingly, each of the Guarantors entered into a subsidiary guaranty (the “Subsidiary Guaranty”) with the Purchasers pursuant to which it guaranteed our obligations under the 2007 Senior Notes.  We also entered into a Registration Rights Agreement with the Purchasers pursuant to which we agreed to register the resale of any shares of its Class A Common Stock issued pursuant to the 2007 Senior Notes at any time and from time to time.  As of March 31, 2009, all shares issued to the holders of the 2007 Senior Notes were registered for resale.  Under the  2007 Senior Notes we agreed (i) to limit our total indebtedness to an aggregate of $315.0 million unless certain conditions were met, which conditions have been met allowing us to incur indebtedness in excess of $315.0 million in the aggregate, (ii) not to pay dividends on any capital stock, and (iii) not to, and not to cause our subsidiaries (except for AccessIT DC and its subsidiaries) to, incur indebtedness, with certain exceptions, including an exception for $10.0 million; provided that no more than $5.0 million of such indebtedness is incurred by AccessDM or AccessIT Satellite or any of their respective subsidiaries except as incurred by AccessDM pursuant to a guaranty entered into in accordance with the GE Credit Facility.  Additionally, under the 2007 Senior Notes, AccessIT DC and its subsidiaries may incur additional indebtedness in connection with the deployment of Systems beyond our initial rollout of up to 4,000 Systems, if certain conditions are met.  As of June 30, 2009, the outstanding principal balance of the 2007 Senior Notes was $55.0 million.

In May 2009, AccessIT DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility (see Note 5) to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from nine months of forward cash interest to a fixed $6.9 million, and permitted a one-time payment of $2.6 million to be made from AccessIT DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that AccessIT DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring AccessIT DC to maintain a minimum unrestricted cash balance of $2.0 million at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, AccessIT DC paid fees to GE and the other lenders totaling $1.0 million.  At June 30, 2009 the Company was in compliance with all covenants contained in the GE Credit Facility, as amended and noted above.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into a credit facility (the “Barco Related Facility”) with a bank to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2009, $4.4 million has been drawn down on the Barco Related Facility and the outstanding principal balance of the Barco Related Facility was $4.4 million.

As of June 30, 2009, we had cash and cash equivalents of $19.0 million and we had negative working capital, defined as current assets less current liabilities, of $(4.6) million.

Operating activities provided net cash of $8.8 million and $2.1 million for the three months ended June 30, 2008 and 2009, respectively.  The decrease in cash provided by operating activities was primarily due to an increased net loss and coupled with lesser amounts of non-cash expenses, decreased collections of outstanding accounts receivable offset by reduced payments for accounts payable and accrued expenses and increased deferred revenues.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $12.7 million and $5.9 million for the three months ended June 30, 2008 and 2009, respectively. The decrease was due to reduced payments due on Systems purchased for AccessIT DC’s Phase I Deployment. As of June 30, 2009, there are no material remaining payments due on Systems purchased for AccessIT DC’s Phase I Deployment.  Accordingly we expect investing activities to use less cash than prior periods moving forward.

Financing activities used net cash of $0.7 million and $3.6 million for the three months ended June 30, 2008 and 2009, respectively.  The increase in cash used was due mainly to principal repayments on the GE Credit Facility and debt issuance costs paid resulting from the GE Fourth Amendment offset by proceeds from credit facilities for Systems for our Phase II Deployment.  Financing activities are expected to continue using net cash, primarily for principal repayments on the GE Credit Facility and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

The Company expects future Phase II screen deployments to vary from the structure it has used to deploy Phase II systems to date.  One such structure will entail the exhibitor purchasing the equipment, incurring any debt necessary, and using the Company as an admistrative agent to bill VPFs and oversee the assets, in exchange for a fee, expressed as a percentage of VPF’s and other revenues.  Another contemplated structure for future Phase II deployments, will be a new entity or entities that would not be majority-owned by the Company, and therefore any underlying Phase II activity would not be consolidated with the Company’s financial statements.

We have contractual obligations that include long-term debt consisting of notes payable, a revolving credit facility, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of June 30, 2009 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Long-term debt (1)	$65,189	$301	$55,288	$—	$9,600
Credit facilities (2)	184,186	25,767	61,136	95,714	1,569
Capital lease obligations	6,798	965	446	452	4,935
Debt-related obligations, principal	256,173	27,033	116,870	96,166	16,104
Interest (3)	68,063	22,696	26,824	11,807	6,736
Total debt-related obligations	$324,236	$49,729	$143,694	$107,973	$22,840
Operating lease obligations (4)	$8,290	$2,624	$2,763	$1,800	$1,103
Theatre agreements (5)	19,846	4,009	5,096	4,340	6,401
Obligations included in operating expenses	28,136	6,633	7,859	6,140	7,504
Purchase obligations (6)	6,050	6,050	—	—	—
Total	$358,422	$62,412	$151,553	$114,113	$30,344

(1)
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

(2)
Represents the principal amounts due under the GE Credit Facility which is not guaranteed by the Company or its other subsidiaries, other than AccessIT DC and the principals due under the Barco Related Facility which is not guaranteed by the Company or its other subsidiaries, other than Phase 2 B/AIX.

(3)
Includes interest on the 2007 Senior Notes to be paid on a quarterly basis that may be paid, at the Company’s option and subject to certain conditions, in shares of our Class A Common Stock.  Subsequent to the quarter ended June 30, 2008, the Company elected to pay all such interest payments in cash.

(4)
Includes operating lease agreements for the IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $5.7 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.
(6)	Includes $5.8 million for Systems related to Phase 2 DC’s Phase II Deployment, to be funded by Phase 2 DC’s credit facility and payments from exhibitors.

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the 2007 Senior Notes, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2007 Senior Notes and the Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We are seeking to raise additional capital to refinance certain outstanding debt, and also for equipment requirements related to our Phase II Deployment or for working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

Subsequent Events

The Company has evaluated events and transactions that occurred between June 30, 2009 and August 12, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchaser party thereto (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75.0 million and warrants (the “2009 Warrants”) to purchase 16,000,000 shares of Class A Common Stock (the “Private Placement”). The proceeds of the Private Placement will be used for the payment of existing indebtedness, the payment of fees and expenses incurred in connection with the Private Placement, including a cash reserve to pay the interest amount required under the 2009 Note, and other general corporate purposes.  The 2009 Note has a five year term. Interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note and 7% per annum paid in cash, subject to increase under certain conditions. The 2009 Note is guaranteed by certain of the Company’s existing and future subsidiaries. The 2009 Warrants have a seven year term and an initial exercise price of $1.37, subject to adjustment if certain conditions are met. The 2009 Warrants contain restrictions which may be eliminated upon obtaining the approval of stockholders. In connection with the Private Placement, the

Company increased the size of its Board of Directors from eight (8) to nine (9) and appointed Edward A. Gilhuly, a designee of the Purchaser, to fill the current vacancy.

In August 2009, in connection with the consummation of the Private Placement, the Company entered into and consummated purchase agreements (the “Note Purchase Agreements”) with the holders of all of its outstanding 2007 Senior Notes pursuant to which the Company repurchased all of the 2007 Senior Notes, in satisfaction of the $55.0 million of principal and any accrued and unpaid interest thereon, for an aggregate purchase price of $42.5 million in cash.  The source of the cash payment was the proceeds of the Private Placement.  Upon such repurchase, the 2007 Notes were canceled.

In connection with the Private Placement, AccessDM terminated its stock option plan and all stock options outstanding thereunder.  In exchange for the termination of the AccessDM options, the Company issued 171,000 stock options to the holders, pursuant to the Plan.

In August 2009, in connection with the Private Placement, AccessIT DC entered into a fifth amendment  (the “Fifth Amendment”) to the GE Credit Facility.  Pursuant to the Fifth Amendment, $5.0 million of the proceeds of the Private Placement were used to fund a prepayment of a portion of the outstanding balance of the GE Credit Facility, with such prepayment being applied ratably to each of the first 24 successive regularly scheduled monthly amortization payments due under the GE Credit Facility after the prepayment date.

In August 2009, the Company hired Adam M. Mizel to be its CFO and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and was previously the Managing Principal of Acquifer Capital Group, LLC.

In August 2009, the Company adopted a tax benefit preservation plan (the "Rights Plan") and declared a dividend of one preferred share purchase right, for the purchase of Series B Junior Participating Preferred Stock, for each outstanding share of its Class A Common Stock and Class B Common Stock. The Plan is designed to preserve stockholder value and the value of certain tax assets primarily associated with net operating loss carryforwards. In connection with the Rights Plan, the Company created its Series B Junior Participating Preferred Stock.

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

Item 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no material changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. In July 2009, we entered into an agreement with Landlord to settle this matter where we would be responsible for 25% of the cost and expenses related to the installation of a sprinkler system.  As an additional condition of this agreement, any option to renew or extend this lease has been eliminated.  This lease ends on July 31, 2022.

ITEM 1A. RISK FACTORS

The information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in the Form 10-K, should be carefully reviewed and considered. There have been no material changes from the factors disclosed in the Form 10-K for the fiscal year ended March 31, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 37 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.
(Registrant)

Date:	August 12, 2009	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 12, 2009	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of Access Integrated Technologies, Inc., as amended.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.