Form 10-Q/A
period 2009-06-30
Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp.
filed 2009-08-25
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

Access Integrated Technologies, Inc. d/b/a Cinedigm Digital Cinema Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q solely to correct certain typographical errors contained in the EDGAR versions of Exhibits 32.1 and 32.2 furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 12, 2009 (the “Original Filing”).  The EDGAR versions of Exhibits 32.1 and 32.2 furnished with the Original Filing each contained an incorrect date, although the original, executed versions of Exhibits 32.1 and 32.2 contained the correct dates. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Exhibit Index and furnishing updated Exhibits 32.1 and 32.2 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.  In addition, the Company is re-filing updated Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, so that such certifications are dated as of the date of  this Amendment No. 1.  The Company has not made any other changes to the Original Filing.

This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS INTEGRATED TECHNOLOGIES, INC.
(Registrant)

Date:	August 24, 2009	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 24, 2009	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of Access Integrated Technologies, Inc., as amended.*
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*  Previously filed.
**  As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.