Form 10-Q
period 2009-09-30
Cinedigm Digital Cinema Corp.
filed 2009-11-13
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from --- to ---

Commission File Number: 001-31810

______________________________________

Cinedigm Digital Cinema Corp.
(Exact Name of Registrant as Specified in its Charter)

______________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 300, Morristown New Jersey 07960
(Address of Principal Executive Offices, Zip Code)

(973-290-0080)
(Registrant’s Telephone Number, Including Area Code)

Access Integrated Technologies, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2009, 28,032,875 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2009	September 30, 2009
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$26,329	$19,732
Restricted short-term investment securities	—	5,594
Accounts receivable, net	13,884	11,527
Deferred costs, current portion	3,936	2,999
Unbilled revenue, current portion	3,082	3,522
Prepaid and other current assets	1,798	3,159
Note receivable, current portion	616	170
Total current assets	49,645	46,703
Restricted long-term investment securities	—	4,974
Restricted cash	255	7,161
Security deposits	424	427
Property and equipment, net	243,124	235,853
Intangible assets, net	10,707	9,192
Capitalized software costs, net	3,653	3,738
Goodwill	8,024	8,024
Deferred costs, net of current portion	3,967	7,735
Unbilled revenue, net of current portion	1,253	1,062
Note receivable, net of current portion	959	878
Accounts receivable, net of current portion	386	386
Total assets	$322,397	$326,133

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2009	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$14,954	$8,995
Current portion of notes payable, non-recourse	24,824	24,758
Current portion of notes payable	424	177
Current portion of capital leases	175	700
Current portion of deferred revenue	5,535	5,860
Current portion of customer security deposits	314	314
Total current liabilities	46,226	40,804

Notes payable, non-recourse, net of current portion	170,624	162,112
Notes payable, net of current portion	55,333	65,627
Capital leases, net of current portion	5,832	5,778
Warrant liability	—	14,308
Interest rate swap	4,529	3,306
Deferred revenue, net of current portion	1,057	2,013
Customer security deposits, net of current portion	9	9
Total liabilities	283,610	293,957
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at March 31, 2009 and September 30, 2009, respectively. Liquidation preference $4,050	3,476	3,529
Class A common stock, $0.001 par value per share; 65,000,000 shares authorized; 27,544,315 and 28,084,315 shares issued and 27,492,875 and 28,032,875 shares outstanding at March 31, 2009 and September 30, 2009, respectively	27	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2009 and September 30, 2009, respectively	1	1
Additional paid-in capital	173,565	175,281
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(138,110)	(146,474)
Accumulated other comprehensive loss	—	(17)
Total stockholders’ equity	38,787	32,176
Total liabilities and stockholders’ equity	$322,397	$326,133

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2009	2008	2009
Revenues	$21,849	$19,881	$42,419	$38,547

Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	6,732	6,066	12,529	11,528
Selling, general and administrative	4,187	4,073	9,020	7,942
Provision for doubtful accounts	145	136	173	264
Research and development	93	64	100	104
Stock-based compensation	200	441	358	766
Depreciation and amortization of property and equipment	8,133	8,323	16,268	16,476
Amortization of intangible assets	901	750	1,848	1,515
Total operating expenses	20,391	19,853	40,296	38,595
Income (loss) from operations	1,458	28	2,123	(48)
Interest income	99	95	223	135
Interest expense	(6,990)	(8,791)	(14,166)	(16,341)
Extinguishment of debt	—	10,744	—	10,744
Other expense, net	(176)	(158)	(326)	(301)
Change in fair value of interest rate swap	(687)	540	1,565	1,223
Change in fair value of warrants	—	(3,576)	—	(3,576)
Net loss	$(6,296)	$(1,118)	$(10,581)	$(8,164)
Preferred stock dividends	—	(100)	—	(200)
Net loss attributable to common stockholders	$(6,296)	$(1,218)	$(10,581)	$(8,364)
Net loss per Class A and Class B common share - basic and diluted	$(0.23)	$(0.04)	$(0.39)	$(0.29)

Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	27,536,371	28,663,959	27,202,593	28,475,217

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended September 30,
	2008	2009
Cash flows from operating activities
Net loss	$(10,581)	$(8,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	79	4
Depreciation and amortization of property and equipment and amortization of intangible assets	18,116	17,991
Amortization of capitalized software costs	387	323
Amortization of debt issuance costs included in interest expense	749	938
Provision for doubtful accounts	173	264
Stock-based compensation	358	766
Non-cash interest expense	3,018	1,861
Change in fair value of interest rate swap and warrant	(1,565)	2,353
Loss on available-for-sale investments	—	2
Note payable included in interest expense	—	817
Gain on extinguishment of debt	—	(10,744)
Accretion of note payable discount included in interest expense	—	300
Changes in operating assets and liabilities:
Accounts receivable	4,012	2,093
Unbilled revenue	1,318	(250)
Prepaids and other current assets	(1,535)	(1,308)
Other assets	150	533
Accounts payable and accrued expenses	943	(2,194)
Deferred revenue	(407)	1,236
Other liabilities	9	—
Net cash provided by operating activities	15,224	6,821
Cash flows from investing activities
Purchases of property and equipment	(16,008)	(12,573)
Additions to capitalized software costs	(508)	(408)
Maturities of available-for-sale investments	—	671
Purchase of available-for-sale investments	—	(11,265)
Restricted cash	—	(6,906)
Net cash used in investing activities	(16,516)	(30,481)

Cash flows from financing activities
Proceeds from notes payable	—	76,513
Repayment of notes payable	(1,100)	(42,862)
Repayment of credit facilities	(3,858)	(18,950)
Proceeds from credit facilities	200	8,884
Payments of debt issuance costs	(368)	(6,064)
Principal payments on capital leases	(53)	(432)
Costs associated with issuance of preferred stock	—	(8)
Costs associated with issuance of Class A common stock	(37)	(18)
Net cash (used in) provided by financing activities	(5,216)	17,063
Net decrease in cash and cash equivalents	(6,508)	(6,597)
Cash and cash equivalents at beginning of period	29,655	26,329
Cash and cash equivalents at end of period	$23,147	$19,732

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009, the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc., to Cinedigm Digital Cinema Corp. and such change was effected October 5, 2009.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  Beginning September 1, 2009, the Company made changes to its organizational structure which impacted its reportable segments, but did not impact its consolidated financial position, results of operations or cash flows. The Company realigned its focus to five primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $146,474 as of September 30, 2009. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remaining part of fiscal year 2010 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at September 30, 2009, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through September 30, 2010. In August 2009, the Company entered into a private placement of a senior secured note and extinguished its existing senior notes, which provided net proceeds after repayment of existing debt, funding of an interest reserve and transactions fees and expenses of approximately $11,300 of working capital funding.  The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment (see Note 11). Although the Company recently entered into certain agreements related to the Phase II Deployment (see Note 7), there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited financial statements, and the condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 15, 2009 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a AccessIT Software (“Software”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a AccessIT Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) and Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to the carrying values of its long-lived assets, intangible assets and goodwill, the valuation of deferred tax assets, the valuation of assets acquired and liabilities assumed in purchase business combinations, stock-based compensation expense, revenue recognition and capitalization of software development costs. The Company bases its estimates on historical experience and on other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainty inherent in such estimates, actual results could differ materially from these estimates under different assumptions or conditions.

The March 31, 2009 consolidated balance sheets were reclassified to break out the recourse and non-recourse notes payable to conform to the current period presentation.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment (the “Systems”) installed in movie theatres.  VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed on the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for 10 years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to Cinedigm.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

Services

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

Revenue is deferred in cases where:  (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or pre-acceptance of licensed software or custom programming, (2) uncompleted implementation of application service provider arrangements (“ASP Service”), or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as earned revenue in accordance with the Company’s revenue recognition policies described above.

Revenues from the delivery of data via satellite and hard drive are recognized upon delivery, as DMS’ performance obligations have been substantially met at that time.

Content & Entertainment

USM has contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracts with businesses of various types to place their advertisements in select theatre locations, designs the advertisement, and places it on-screen for specific periods of time, generally ranging from three to twelve months.  Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related in-theatre advertising is displayed, pursuant to the specific terms of each advertising contract. USM has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the an in-theatre advertising is displayed.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  The Company has not recorded any net revenues or direct operating expenses related to barter advertising during the three and six months ended September 30, 2008 and 2009.

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

Other

Movie theatre admission and concession revenues are generated at the Company’s nine-screen digital movie theatre, the Pavilion Theatre. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company’s performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale.

Managed Services’ revenues, which consist of monthly recurring billings pursuant to network monitoring and maintenance contracts, are recognized as revenues in the period the services are provided, and other non-recurring billings are recognized on a time and materials basis as revenues in the period in which the services were provided.

Other revenues, attributable to the Access Digital Server Assets, which consist of monthly recurring billings for hosting and network access fees, are recognized as revenues in the period the services are provided.

Since May 1, 2007, the Company’s three internet data centers (“IDCs”) have been operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia. In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.

RESTRICTED INVESTMENT SECURITIES

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 5), the Company was required to segregate $11,265 of the proceeds into marketable securities which will be used to repay interest over the next two years.  The Company classifies the marketable securities as available-for-sale securities and accordingly, these investments are recorded at fair value.  The maturity dates of these investments coincide with the quarterly interest payment dates through September 2011.  The changes in the value of these securities are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  There were realized losses of $2 recorded during the three months ended September 30, 2009.

The Company held no available-for-sale securities at March 31, 2009.  During the three months ended September 30, 2009, the Company made the first scheduled quarterly interest payment in the amount of $715.  Investment securities with a maturity of twelve months or less are classified as short-term; those that mature in greater than twelve months are classified as long-term.  The carrying value and fair value of investment securities available-for-sale at September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$4,517	$1	$(8)	$4,510
Obligations of U.S. government agencies and FDIC guaranteed bank debt	5,099	2	(11)	5,090
Corporate debt securities	506	—	—	506
Other interest bearing securities	463	—	(1)	462
	$10,585	$3	$(20)	$10,568

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”), the $55,000 of 10% Senior Notes issued in August 2007 up to August 2009 (see Note 5) and the $75,000 Senior Secured Note issued in August 2009 (see Note 5), which are amortized on a straight-line basis over the term of the respective debt (see Note 5 for extinguishment of debt).  The straight-line basis is not materially different from the effective interest method.  Also included in deferred costs is advertising production, post production and technical support costs related to developing and displaying advertising in the amount of $778, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues of $4,704 are recognized.

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

STOCK-BASED COMPENSATION

For the three months ended September 30, 2008 and 2009, the Company recorded stock-based compensation expense of $200 and $441, respectively, and $358 and $766, for the six months ended September 30, 2008 and 2009, respectively.  The Company estimates that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock awards will be approximately $1,432 in fiscal 2010.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and September 30, 2009 was $0.55 and $0.57, respectively, and $0.58 and $0.57, for the six months ended September 30, 2008 and 2009, respectively. There were no stock options exercised during the three and six months ended September 30, 2008 and 2009.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2009	2008	2009
Range of risk-free interest rates	2.7-4.4%	2.7%	2.5-5.2%	2.7%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	52.6-58.7%	77.4%	52.5-58.7%	77.4%

The risk-free interest rate used in the Black-Scholes option valuation model for options granted under the Company’s stock option plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives. The Company does not currently anticipate paying any cash dividends on common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option valuation model.  The Company estimates the expected life of options granted under the Company’s stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options.   The Company estimates expected volatility for options granted under the Company’s stock option plans based on a measure of historical volatility in the trading market for the Company’s common stock.

CAPITALIZED SOFTWARE COSTS

Internal Use Software

The Company accounts for internal use software development costs based on three distinct stages to the software development process for internal use software.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage are considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized, Capitalized costs are amortized on a straight-line basis over estimated lives ranging from three to five years, beginning when the software is ready for its intended use.

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis with other long-lived assets.  Amortization of capitalized software development costs, included in direct operating costs, for the three months ended September 30, 2008 and 2009 amounted to $194 and $161, respectively and $387 and $323 for the six months ended September 30, 2008 and 2009, respectively.  At September 30, 2009, there were no unbilled receivables under such customized software development contracts included in unbilled revenue in the condensed consolidated balance sheets.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. The Company assesses its goodwill for impairment at least annually and in interim periods if certain triggering events occur indicating that the carrying value of goodwill may be impaired. The Company also reviews possible impairment of finite lived intangible assets annually. During the six months ended September 30, 2008 and 2009, no impairment charge was recorded.

As of September 30, 2009, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  No intangible assets were acquired during the three and six months ended September 30, 2009.  During the six months ended September 30, 2008 and 2009, no impairment charge was recorded.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss is included in the condensed consolidated statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if for the difference between the fair value (computed based upon) and the carrying value of the asset exceeds its fair value.  Fair value is estimated by computing the expected future discounted cash flows.  During the six months ended September 30, 2008 and 2009, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per share has been calculated as follows:

Basic and diluted net loss per share =	Net loss
Weighted average number of Common Stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and six months ended September 30, 2008 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 4,360,882 shares and 23,451,352 shares as of September 30, 2008 and 2009, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

In April 2008, the Company executed an interest rate swap agreement (the “Interest Rate Swap”) (see Note 5) to limit the Company’s exposure to changes in interest rates.  Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders' equity) or in the condensed consolidated statement of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that this is not a hedging transaction and changes in the value of its Interest Rate Swap were recorded in the condensed consolidated statements of operations (see Note 5).

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Financial Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3
Cash and cash equivalents	$19,732	$—	$—
Investment securities, available-for-sale	$885	$9,683	$—
Interest rate swap	$—	$(3,306)	$—

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our condensed consolidated financial statements have been changed to refer to the appropriate section of ASC.

At its September 23, 2009 board meeting, the FASB ratified final EITF consensus on revenue arrangements with multiple deliverables (“Issue 08-1”).  This Issue supersedes Issue 00-21 (codified in ASC 605-25).  Issue 08-1 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting are located in other sections of the Codification.  Issue 08-1 will ultimately be issued as an Accounting Standards Update (ASU) that will amend ASC 605-25.  Final consensus is effective for fiscal years beginning on or after June 15, 2010.  Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented.  The Company does not believe that revisions to ASC 605-25 will have a material impact on the Company’s consolidated financial statements.

At its September 23, 2009 board meeting, the FASB also ratified final EITF consensus on software revenue recognition (“Issue 09-3”).  This Issue amends ASC 985-605 (formerly SOP 97-2) and ASC 985-605-15-3 (formerly Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature. The revised scope of ASC 985-605 (Issue 09-3) will ultimately be issued as an Accounting Standards Update (ASU) that will amend the ASC.  The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. Early application is permitted.  The Company does not believe that ASC 985-605 (Issue 09-3) will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Revisions to ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of adoption and application of revisions to ASC 810-10 will have on the Company’s consolidated financial statements.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2009		As of September 30, 2009
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$54	$37	$56	$8
Exhibitor Install Notes	118	908	89	863
FiberMedia Note	431	—	—	—
Other	13	14	25	7
	$616	$959	$170	$878

In March 2006, in connection with Phase 1 DC’s deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of September 30, 2009, the outstanding balance of the Exhibitor Note was $64.

In connection with Phase 1 DC’s deployment, the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of September 30, 2009, the aggregate outstanding balance of the Exhibitor Install Notes was $952.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia is required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of September 30, 2009, the FiberMedia Note was repaid in full.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2009		As of September 30, 2009
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
First USM Note	$221	$—	$—	$—
SilverScreen Note	20	—	—	—
2007 Senior Notes	—	55,000	—	—
NEC Facility	168	333	177	242
2009 Note, net of debt discount	—	—	—	65,385
Other	15	—	—	—
Total recourse notes payable	$424	$55,333	$177	$65,627

Vendor Note	$—	$9,600	$—	$9,600
GE Credit Facility	24,824	161,024	23,759	143,221
KBC Related Facility	—	—	952	7,933
P2 Vendor Note	—	—	32	758
P2 Exhibitor Notes	—	—	15	600
Total non-recourse notes payable	$24,824	$170,624	$24,758	$162,112
Total notes payable	$25,248	$225,957	$24,935	$227,739

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The KBC Related Facility, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

As part of the consideration for the purchase price of USM in 2006,  the Company issued an 8% note payable in the principal amount of $1,204 (the “USM Note”) The First USM Note was payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. During the six months ended September 30, 2008 and 2009, the Company repaid principal of $204 and $221, respectively, on the First USM Note.  As of September 30, 2009, the First USM Note was repaid in full.

Prior to the Company’s acquisition of USM, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note was payable in equal monthly installments until May 2009.  During the six months ended September 30, 2008 and 2009, the Company repaid principal of $28 and $20, respectively, on the SilverScreen Note.  As of September 30, 2009, the SilverScreen Note was repaid in full.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes was three years which may be extended for one 6 month period at the discretion of the Company if certain conditions were met.  Interest on the 2007 Senior Notes was payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issued shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Company and its subsidiaries, other than Phase 1 DC and its subsidiaries, were prohibited from paying dividends under the terms of the 2007 Senior Notes.  Interest expense on the 2007 Senior Notes for the three months ended September 30, 2008 and 2009 amounted to $1,375 and $621, respectively and $2,717 and $1,996 for the six months ended September 30, 2008 and 2009, respectively.  In August 2009, in connection with the consummation of the 2009 Private Placement (see below), the Company consummated purchase agreements (the “Note Purchase Agreements”) with the holders of all of its outstanding 2007 Senior Notes pursuant to which the Company purchased all of the 2007 Senior Notes, in satisfaction of the principal and any accrued and unpaid interest thereon, for an aggregate purchase price of $42,500 in cash.  The source of such aggregate cash payment was the proceeds of the 2009 Private Placement discussed below.  Upon such purchase, the 2007 Senior Notes were canceled and the remaining principal of $12,500 along with unamortized debt issuance costs of $(2,377) and accrued interest of $621 resulted in a $10,744 gain on extinguishment of debt included in the condensed consolidated statements of operations.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The remaining proceeds of the 2009 Private Placement after the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the 2009 Private Placement and related transactions, and other general corporate purposes was approximately $11,300.  The 2009 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions are satisfied.  Subject to certain adjustments set forth in the 2009 Note, interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”) and 7% per annum paid in cash.   The Company may prepay the 2009 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2009 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2009 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2009 Note is prepaid prior to the three year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2009 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2009 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2009 Note upon the occurrence of certain triggering events described in the 2009 Note.  Subject to limited exceptions, the Purchaser may not assign the 2009 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2009 Note or (c) an event of default as defined under the Notes.  The Purchase Agreement also requires the 2009 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2009 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is repaid.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2009 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.  The Company agreed to register the resale of the shares of Class A Common Stock underlying the Sageview Warrants (the “Registration Rights Agreement”).  The Purchase Agreement, Note Purchase Agreement, 2009 Note, Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.

The 2009 Note is shown net of the discount associated with the issuance of the Sageview Warrants (see Note 6) and the PIK Interest.   As of September 30, 2009, the net balance of the 2009 Note was as follows:

	As of March 31, 2009	As of September 30, 2009
2009 Note, at issuance	$—	$75,000
Discount on 2009 Note	—	(10,432)
PIK Interest	—	817
2009 Note, net	$—	$65,385
Less current portion	—	—
Total long term portion	$—	$65,385

In August 2007, Phase 1 DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of September 30, 2009, the outstanding balance of the Vendor Note was $9,600.

In September 2009, Phase 2 DC obtained $898 of vendor financing (the “P2 Vendor Note”) for equipment used in Company’s Phase II Deployment. The P2 Vendor Note bears interest at 7% and requires quarterly interest-only payments through January 2010.  Quarterly installments commencing in April 2010 are to be repaid with 92.5% of the VPFs and ACFs received on this equipment with the payments being applied to accrued and unpaid interest first and any remaining amounts be applied to the principal.   The balance of the P2 Vendor Note, together with all accrued and unpaid interest is due on the maturity date of December 31, 2018.  The P2 Vendor Note may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended September 30, 2009, the Phase 2 DC repaid principal of $108 on the P2 Vendor Note.  As of September 30, 2009, the outstanding balance of the Vendor Note was $790.

During the three months ended September 30, 2009, Phase 2 DC obtained $615 of financing from certain exhibitors (the “P2 Exhibitor Notes”) for equipment used in the Company’s Phase II Deployment.  The P2 Exhibitor Notes bear interest at 7% and may be prepaid without penalty. The P2 Exhibitor Notes requires quarterly interest-only payments through June 2010. Principal is to be repaid in thirty-two equal quarterly installments commencing in September 2010. The P2 Exhibitor Notes may be prepaid at any time without penalty and are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2009, the outstanding balance of the P2 Exhibitor Notes was $615.

CREDIT FACILITIES

In August 2006, Phase 1 DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to Phase 1 DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Phase 1 DC’s deployment and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by Phase 1 DC bears interest, at the option of Phase 1 DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Phase 1 DC and the total debt of Phase 1 DC. Under the GE Credit Facility, Phase 1 DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Phase 1 DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Phase 1 DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Phase 1 DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Phase 1 DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Phase 1 DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. During the six months ended September 30, 2008 and 2009, the Company repaid principal of $3,858 and $18,868, respectively, on the GE Credit Facility.  The 2009 payments include a prepayment of $5,000 in accordance with the GE Fifth Amendment described below, and an additional voluntary prepayment of $2,000.  As of September 30, 2009, the outstanding principal balance of the GE Credit Facility was $166,980 at a weighted average interest rate of 10.7%.

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from 9 months of forward cash interest to a fixed $6,900, and permitted a one-time payment of $2,600 to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2,000 at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid an amendment fee to GE and the other lenders of approximately $1,000.  The amendment fee was recorded as debt issue costs and is being amortized over the remaining term of the GE Credit Facility.  At September 30, 2009, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended.

In August 2009, in connection with the 2009 Private Placement (see Note 5), Phase 1 DC entered into a fifth amendment (the “GE Fifth Amendment”) with respect to the GE Credit Facility, whereby $5,000 of the proceeds of the 2009 Private Placement were used by the Company to purchase capital stock of AccessDM, which in turn used such amount to purchase capital stock of Phase 1 DC. Phase 1 DC then funded the prepayment with respect to the GE Credit Facility. The prepayment is being applied ratably to each of the next 24 successive regularly scheduled monthly amortization payments due under the GE Credit Facility beginning in August 2009.

In October 2009, in connection with the Phase II Deployment, the Company signed commitment letters for financing with GECC and Société Générale (see Note 11).

In April 2008, Phase 1 DC executed the Interest Rate Swap with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counterparty.  As of September 30, 2009, the fair value of the Interest Rate Swap liability was $3,306.  The change in fair value of the interest rate swap for the three months ended September 30, 2008 and 2009 amounted to a loss of $687and a gain of $540, respectively and gains of $1,565 and $1,223 for the six months ended September 30, 2008 and 2009, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of September 30, 2009, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment.  During the six months ended September 30, 2008 and 2009, the Company repaid principal of $0 and $82, respectively, on the NEC Credit Facility.  As of September 30, 2009, the outstanding principal balance of the NEC Credit Facility was $419.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility with KBC Bank NV (the “KBC Related Facility”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Related Facility provides for borrowings of up to a maximum of $8,900 through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Related Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2009, $8,885 has been drawn down on the KBC Related Facility.  Interest expense on the KBC Related Facility for the three months ended September 30, 2008 and 2009 amounted to $0 and $152, respectively and $0 and $218 for the six months ended September 30, 2008 and 2009, respectively.  As of September 30, 2009, the outstanding principal balance of the KBC Related Facility was $8,885.

At September 30, 2009, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ RIGHTS

On August 10, 2009, the Company entered into a tax benefit preservation plan (the "Tax Preservation Plan"), dated August 10, 2009, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The Company’s board of directors (the "Board") adopted the Tax Preservation Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on its ability to use net operating loss carryforwards (the "NOLs") to reduce potential future federal income tax obligations.

On August 10, 2009, the Board declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company’s Class A Common Stock and each outstanding share of the Company’s Class B Common Stock, (the "Class B Common Stock," and together with the Class A Common Stock, the "Common Stock") under the terms of the Tax Preservation Plan.  The dividend is payable to the stockholders of record as of the close of business on August 10, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.001 per share, (the "Preferred B Stock") at a price of $6.00, subject to adjustment.  The Rights are not exercisable, and would only become exercisable when any person or group has acquired, subject to certain conditions, beneficial ownership of 4.99% or more of the Company’s outstanding shares of Class A Common Stock.  As of September 30, 2009, the Company did not record the dividends as a 4.99% or more change in the beneficial ownership of the Company’s outstanding shares of Class A Common Stock had not occurred.

CAPITAL STOCK

In August 2004, the Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.    Under the terms of the 2007 Senior Notes (see Note 5), the Company was previously precluded from purchasing shares of its Class A Common Stock.  In a prior year, the Company repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the three months ended September 30, 2008 and 2009, the Company recorded $401 and $134, respectively, and $802 and $534 for the six months ended September 30, 2008 and 2009, respectively, to interest expense in connection with the Advance Additional Interest Shares. See Note 5 on extinguishment of debt.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company was obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the initial value of the Additional Interest Shares to be $5,244 and is amortizing that amount over the 36 month term of the 2007 Senior Notes.    For the three months ended September 30, 2008 and 2009, the Company recorded $437 and $0, respectively, and $874 and $0 for the six months ended September 30, 2008 and 2009, respectively, to interest expense in connection with the Additional Interest Shares.  In March 2009 and June 2009, the Company issued 220,000 shares of Class A Common Stock, each period, as Additional Interest Shares with a value of $136 and $220, respectively.  No Additional Interest Shares were issued in September 2009, as the 2007 Senior Notes were cancelled in August 2009.

In March 2008 and June 2008, the Company issued 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and the additional 500,000 shares registered on the registration statement on Form S-3 filed on May 6, 2008, which was declared effective by the SEC on June 30, 2008.  For the three months ended September 30, 2008 and 2009, the Company did not record any non-cash interest expense in connection with the Interest Shares.  For the six months ended September 30, 2008 and 2009, the Company recorded $1,342 and $186 as non-cash interest expense in connection with the Interest Shares.  No Interest Shares were issued and no interest was paid in cash in September 2009, as the 2007 Senior Notes were cancelled in August 2009.

In connection with the acquisition of CEG in January 2007, CEG entered into a services agreement (the “SD Services Agreement”) with SD Entertainment, Inc. (“SDE”) to provide certain services, such as the provision of shared office space and certain shared administrative personnel.  The SD Services Agreement is on a month-to-month term and requires the Company to pay approximately $18 per month, of which 70% may be paid periodically in the form of Cinedigm Class A Common Stock, at the Company’s option.  In September 2008 and January 2009, the Company issued 22,010 and 70,432 shares of unregistered Class A Common Stock, respectively, with a value of $33 and $49, respectively, to SDE as partial payment for such services and resources.

In August 2009, in connection with the 2009 Private Placement (see Note 5), the Purchaser agreed with the Company that, subject to limited exceptions, the Purchaser and its affiliates would not, without the Company’s consent, acquire, offer to acquire or join or participate in any group, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, that would result in Purchaser and its affiliates beneficially owning more than 42.5% of the Class A Common Stock and the Company’s Class B Common Stock outstanding.  This agreement will terminate upon the earliest of August 11, 2011, a change of control, an event of default (each as defined in the 2009 Note) and the date when the Purchaser and its affiliates own less than 10% of the outstanding Class A Common Stock and the Company’s Class B Common Stock.

In August 2009, in connection with the 2009 Private Placement (see Note 5), the Company entered into an agreement (the “Aquifer Agreement”) with Aquifer Capital Group, LLC (“Aquifer Capital”) pursuant to which Aquifer Capital provided financial advisory services to the Company in connection with the purchase of the 2007 Senior Notes in exchange for the issuance of 200,000 shares of unregistered Class A Common Stock to designees of Aquifer Capital.   In August 2009, 200,000 shares were issued to designees of Aquifer Capital, with a value of $198 as payment for such services and were recorded as a debt issuance cost associated with the 2009 Note.

In September 2009, the Company issued 12,815 shares of Class A Common Stock for restricted stock awards that vested.

PREFERRED STOCK

In February 2009, the Company issued eight shares of Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”) to two investors.  There is no public trading market for the Preferred Stock. The Preferred Stock has the designations, preferences and rights set forth in the certificate of designations filed with the Secretary of State for the State of Delaware on February 3, 2009 (the “Certificate of Designations”). Pursuant to the Certificate of Designations, holders of Preferred Stock shall have the following rights among others: (1) the holders are entitled to receive dividends at the rate of 10% of the Preferred Stock original issue price per annum on each outstanding share of Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares). Such dividends shall begin to accrue commencing upon the first date such share is issued and becomes outstanding and shall be payable in cash or, at the Company’s option, by converting the cash amount of such dividends into Class A Common Stock, and will not be paid until September 30, 2010, as the Company was not permitted to do so under the terms of the 2007 Senior Notes and is not so permitted under the 2009 Note, (2) the holders will not have the right to vote on matters brought before the stockholders of the Corporation, (3) upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Junior Stock (as defined in the Certificate of Designations), subject to the rights of any series of preferred stock that may from time-to-time come into existence and which is expressly senior to the rights of the Preferred Stock, the holders of Preferred Stock shall be entitled to be paid in cash out of the assets of the Company an amount per share of Preferred Stock equal to 100% of the Preferred Stock original issue price (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus accrued but unpaid dividends (the “Liquidation Preference”), for each share of Preferred Stock held by each such holder, (4) the holders will have no rights with respect to the conversion of the Preferred Stock into shares of Class A Common Stock or any other security of the Company and (5) the Preferred Stock may be redeemed by the Company at any time after the second anniversary of the original issue date upon 30 days advance written notice to the holder for a price equal to 110% of the Liquidation Preference, payable in cash or, at the Company’s option, so long as the closing price of the Class A Common Stock is $2.18 or higher (as shall be adjusted for stock splits) for at least 90 consecutive trading days ending on the trading day into Class A Common Stock at the market price, as measured on the original issue date for the initial issuance of shares of Series A Preferred Stock.

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

STOCK OPTION PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 5,000,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained stockholder approval to expand the size of the Plan to 5,000,000, from the previously authorized 3,700,000, shares of Class A Common Stock at the Company’s 2009 Annual Meeting of Stockholders held on September 30, 2009.

Stock Options

During the six months ended September 30, 2009, under the Plan, the Company granted stock options to purchase 621,000 shares of its Class A Common Stock to its employees at an exercise price of $1.37 per share, of which 171,000 were issued in exchange for the termination of the AccessDM options.  As of September 30, 2009, the weighted average exercise price for outstanding stock options is $5.09 and the weighted average remaining contractual life is 5.3 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2009	2,313,622	$6.11
Granted	621,000	1.37
Exercised	—	—
Cancelled/Forfeited	(14,750)	9.02
Balance at September 30, 2009	2,919,872	$5.09

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the six months ended September 30, 2009, the Company granted 504,090 restricted stock units, of which 274,750 will vest equally over a three year period and 229,340 will vest at the end of the third year or sooner depending on the Company’s stock price.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2009	773,168	$1.83
Granted	504,090	1.06
Vested	(120,000)	2.06
Cancelled/Forfeited	(3,249)	2.30
Balance at September 30, 2009	1,154,009	$1.47

There were 1,101,356 restricted stock units granted which have not vested as of September 30, 2009.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

ACCESSDM STOCK OPTION PLAN

In August 2009, in connection with the 2009 Private Placement (see Note 5), AccessDM terminated its stock option plan and all stock options outstanding thereunder.  In exchange for the termination of the AccessDM stock options, the Company issued 171,000 stock options to the holders of AccessDM stock options, pursuant to the Plan.

WARRANTS

Warrants outstanding consist of the following:

Outstanding Warrant (as defined below)	March 31, 2009	September 30, 2009
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
Preferred Warrants	1,400,000	1,400,000
Sageview Warrants	—	16,000,000
Imperial Warrants	—	750,000
	2,627,471	19,377,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are conditionally callable by the Company. The underlying shares of these warrants are registered for resale.  As of September 30, 2009, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, certain then outstanding warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The underlying shares of these warrants are registered for resale.  As of September 30, 2009, all 760,196 of the August 2005 Warrants remained outstanding.

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are conditionally callable by the Company.  The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.  As of September 30, 2009, all 1,400,000 of the Preferred Warrants remained outstanding.

In August 2009, in connection with the 2009 Private Placement (see Note 5), the Company issued warrants to purchase 16,000,000 shares of Class A Common Stock at an exercise price of $1.37 per share (the “Sageview Warrants”).  The Sageview Warrants are exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).   The Company also entered into a Registration Rights Agreement with the Purchaser pursuant to which the Company agreed to register the resale of the underlying shares of the Sageview Warrants from time to time in accordance with the terms of the Registration Rights Agreement.  The fair value of the Sageview Warrants at the date of issuance was $10,732, using a Black-Scholes option valuation model and was recorded as a liability in the condensed consolidated financial statements.  The change in fair value of a $3,576 loss was recognized in the condensed consolidated statement of operations and resulted in a warrant liability fair value of $14,308 at September 30, 2009.  All 16,000,000 of the Sageview Warrants remained outstanding and the underlying shares have not yet been registered.

In August 2009, in connection with the 2009 Private Placement (see Note 5), the Company engaged Imperial Capital, LLC (“Imperial”) to provide financial advisory services.  As partial consideration for such services, the Company issued warrants to Imperial to purchase 750,000 shares of Class A Common Stock (the “Imperial Warrants”).  The Imperial Warrants have a customary cashless exercise feature and a strike price of $1.37 per share, become exercisable on February 11, 2010 and expire on August 11, 2014.  In connection with the issuance of the Imperial Warrants, the Company and Imperial entered into a registration rights agreement (the “Imperial Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of Class A Common Stock underlying the Imperial Warrants from time to time if other registrations are filed, as defined in the terms of the Imperial Registration Rights Agreement.  The fair value of the Imperial Warrants at the date of issuance was $427, using a Black-Scholes option valuation model and was recorded in debt issuance costs and stockholders’ equity in the condensed consolidated financial statements at September 30, 2009.  As of September 30, 2009, all 750,000 of the Imperial Warrants remained outstanding.

7.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, in connection with the Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with six motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of September 30, 2009, Phase 2 DC also entered into master license agreements with four exhibitors covering a total of 503 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  As of September 30, 2009 the Company has installed 160 Systems.  Installation of additional Systems in the Phase II Deployment is still contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In September 2009, in connection with the Company’s Phase II Deployment, Phase 2 DC entered into master license agreements with two additional exhibitors covering a total of 457 screens, bringing the number of screens licensed by Phase 2 DC to 960.  Both exhibitors will purchase its own equipment through their own financing and pay an upfront activation fee to the Company.  The Company will manage the billing and collection of VPFs and the remittance of a percentage of the VPFs collected, less a servicing fee, to the exhibitors for a ten-year term.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2009, the Company has purchased 12 Systems under this agreement for $898.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2009, the Company has purchased 138 Systems under this agreement for $10,096.

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

In the complaint, Landlord alleges that ADM Cinema violated its obligations under Article 12 of the lease in that

ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constitutes an event of default under the lease.  Landlord seeks to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. In July 2009, the Company entered into an agreement with Landlord to settle this matter whereby the Company would be responsible for 25% of the cost and expenses related to the installation of a sprinkler system. The Company’s share of the cost to install a sprinkler system is estimated to be $100.   As an additional condition of this agreement, any option to renew or extend this lease has been eliminated.  This lease ends on July 31, 2022.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Six Months Ended September 30,
	2008	2009
Interest paid	$9,413	$14,907
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$1,414	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$129	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$82	$—
Issuance of Class A Common Stock to SDE as payment for services and resources	$93	$—
Assets acquired under capital leases	$92	$901
Accretion of preferred stock discount	$—	$54
Accrued dividends on preferred stock	$—	$200
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$437

9.	SEGMENT INFORMATION

During the quarter ended September 30, 2009, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments.  The Company is comprised of five reportable segments: Phase I Deployment, Phase II Deployment, Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on income (loss) from operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments, the Company has restated the segment information for the prior periods.  Future changes to this organization structure may result in changes to the reportable segments disclosed.

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Phase 1 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the residual cash flows and the Systems after the repayment of all non-recourse debt and at the expiration of exhibitor master license agreements.

Phase 2 DC
Financing vehicles and administrators for the Company’s second digital cinema deployment, through Phase 2 DC (the “Phase II Deployment”).  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Services segment consists of the following:

Operations of:	Products and services provided:
Digital Cinema Services
Provides monitoring, billing, collection, verification and other management services to the Company’s Phase I Deployment, Phase II Deployment as well as to exhibitors who purchase their own equipment. Collects and disburses VPFs from motion picture studios and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Software	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.
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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$527	$—	$156	$10,010	$14	$—	$10,707
Total goodwill	$—	$—	$4,306	$1,568	$2,150	$—	$8,024
Total assets	$250,030	$5,330	$19,911	$21,391	$9,476	$16,259	$322,397

Notes payable, non-recourse	$195,448	$—	$—	$—	$—	$—	$195,448
Notes payable	—	—	501	35	—	55,221	55,757
Capital leases	—	—	—	68	5,939	—	6,007
Total debt	$195,448	$—	$501	$103	$5,939	$55,221	$257,212

	As of September 30, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$504	$—	$76	$8,599	$13	$—	$9,192
Total goodwill	$—	$—	$4,306	$1,568	$2,150	$—	$8,024
Total assets	$235,261	$12,947	$20,111	$19,759	$8,602	$29,453	$326,133

Notes payable, non-recourse	$176,580	$10,290	$—	$—	$—	$—	$186,870
Notes payable	—	—	419	—	—	65,385	65,804
Capital leases	—	31	524	54	5,869	—	6,478
Total debt	$176,580	$10,321	$943	$54	$5,869	$65,385	$259,152

Capital Expenditures	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
For the six months ended September 30, 2008	$14,353	$—	$1,320	$191	$123	$21	$16,008
For the six months ended September 30, 2009	$66	$11,768	$635	$13	$44	$47	$12,573

	For the Three Months Ended September 30, 2008
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$12,713	$—	$2,269	$4,368	$2,499	$—	$21,849
Intersegment revenues	1	—	128	6	96	—	231
Total segment revenues	12,714	—	2,397	4,374	2,595	—	22,080
Less :Intersegment revenues	(1)	—	(128)	(6)	(96)	—	(231)
Total consolidated revenues	$12,713	$—	$2,269	$4,368	$2,499	$—	$21,849
Direct operating (exclusive of depreciation and amortization shown below)	241	—	1,512	2,874	2,105	—	6,732
Selling, general and administrative	313	—	376	1,641	201	1,656	4,187
Plus: Allocation of Corporate overhead	—	—	745	207	99	(1,051)	—
Provision for doubtful accounts	—	—	—	115	30	—	145
Research and development	—	—	93	—	—	—	93
Stock-based compensation	—	—	40	23	2	135	200
Depreciation and amortization of property and equipment	7,137	—	447	267	265	17	8,133
Amortization of intangible assets	—	—	150	728	22	1	901
Total operating expenses	7,691	—	3,363	5,855	2,724	758	20,391
Income (loss) from operations	$5,022	$—	$(1,094)	$(1,487)	$(225)	$(758)	$1,458

	For the Three Months Ended September 30, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$11,406	$450	$1,735	$3,947	$2,343	$—	$19,881
Intersegment revenues	—	—	69	6	117	—	192
Total segment revenues	11,406	450	1,804	3,953	2,460	—	20,073
Less :Intersegment revenues	—	—	(69)	(6)	(117)	—	(192)
Total consolidated revenues	$11,406	$450	$1,735	$3,947	$2,343	$—	$19,881
Direct operating (exclusive of depreciation and amortization shown below)	262	61	1,349	2,553	1,841	—	6,066
Selling, general and administrative	117	244	463	1,228	223	1,798	4,073
Plus: Allocation of Corporate overhead	—	—	1,267	122	58	(1,447)	—
Provision for doubtful accounts	—	—	—	136	—	—	136
Research and development	—	—	64	—	—	—	64
Stock-based compensation	—	—	84	28	3	326	441
Depreciation and amortization of property and equipment	7,139	290	470	217	198	9	8,323
Amortization of intangible assets	11	—	32	706	1	—	750
Total operating expenses	7,529	595	3,729	4,990	2,324	686	19,853
Income (loss) from operations	$3,877	$(145)	$(1,994)	$(1,043)	$19	$(686)	$28

	For the Six Months Ended September 30, 2008
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$24,614	$—	$4,215	$8,463	$5,127	$—	$42,419
Intersegment revenues	1	—	289	21	172	—	483
Total segment revenues	24,615	—	4,504	8,484	5,299	—	42,902
Less :Intersegment revenues	(1)	—	(289)	(21)	(172)	—	(483)
Total consolidated revenues	$24,614	$—	$4,215	$8,463	$5,127	$—	$42,419
Direct operating (exclusive of depreciation and amortization shown below)	421	—	2,563	5,401	4,144	—	12,529
Selling, general and administrative	710	—	1,020	3,536	425	3,329	9,020
Plus: Allocation of Corporate overhead	—	—	1,498	416	200	(2,114)	—
Provision for doubtful accounts	(150)	—	40	223	60	—	173
Research and development	—	—	100	—	—	—	100
Stock-based compensation	—	—	99	43	(30)	246	358
Depreciation and amortization of property and equipment	14,255	—	889	559	532	33	16,268
Amortization of intangible assets	—	—	301	1,503	43	1	1,848
Total operating expenses	15,236	—	6,510	11,681	5,374	1,495	40,296
Income (loss) from operations	$9,378	$—	$(2,295)	$(3,218)	$(247)	$(1,495)	$2,123

	For the Six Months Ended September 30, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$22,027	$694	$3,815	$7,210	$4,801	$—	$38,547
Intersegment revenues	—	—	133	7	226	—	366
Total segment revenues	22,721	694	3,948	7,217	5,027	—	38,913
Less :Intersegment revenues	—	—	(133)	(7)	(226)	—	(366)
Total consolidated revenues	$22,027	$694	$3,815	$7,210	$4,801	$—	$38,547
Direct operating (exclusive of depreciation and amortization shown below)	443	85	2,523	4,709	3,768	—	11,528
Selling, general and administrative	237	495	914	2,747	430	3,119	7,942
Plus: Allocation of Corporate overhead	—	—	2,199	212	101	(2,512)	—
Provision for doubtful accounts	—	—	39	225	—	—	264
Research and development	—	—	104	—	—	—	104
Stock-based compensation	—	—	161	55	6	544	766
Depreciation and amortization of property and equipment	14,280	443	887	436	412	18	16,476
Amortization of intangible assets	23	—	79	1,411	2	—	1,515
Total operating expenses	14,983	1,023	6,906	9,795	4,719	1,169	38,595
Income (loss) from operations	$7,044	$(329)	$(3,091)	$(2,585)	$82	$(1,169)	$(48)

10.   RELATED PARTY TRANSACTIONS

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the

Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., currently the Company’s largest shareholder.

11.   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between September 30, 2009 and November 13, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In October 2009, in connection with the Company’s Phase II Deployment, Phase 2 DC has received commitment letters from GECC’s Media, Communications & Entertainment business (“GE Capital”) and Société Générale Corporate & Investment Banking (“Soc Gen”) for senior credit facilities totaling up to $100 million.  The Company anticipates the closing of this new loan facility, together with support from digital cinema equipment vendors Christie and Barco by December 31, 2009 with installations targeted to commence in early 2010.  GE Capital’s commitment covers the financing of up to about 1,600 Systems and Soc Gen’s commitment covers the financing of up to an additional 533 Systems.

In October 2009, in connection with the Company’s Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with two additional motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  Phase 2 DC now has digital cinema deployment agreements with eight motion picture studios.

In October 2009, the Company’s name change from Access Integrated Technologies, Inc., to Cinedigm Digital Cinema Corp. and the increase in the number of shares Class A Common Stock authorized for issuance from 65,0000,000 to 75,000,000 shares became effective.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cinedigm Digital Cinema Corp. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Form 10-K for the year ended March 31, 2009.

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

In this report, “Cinedigm,” “we,” “us,” “our” refers to Cinedigm Digital Cinema Corp. f/k/a Access Integrated Technologies, Inc. and the “Company” refers to Cinedigm and its subsidiaries unless the context otherwise requires.

OVERVIEW

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009 the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc., to Cinedigm Digital Cinema Corp. and such change was effected October 5, 2009.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  During the quarter ended September 30, 2009, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to five primary businesses: first digital cinema deployment (“Phase I Deployment”), second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides technology solutions, software services, electronic content delivery services via satellite and hard drive to the motion picture industry, primarily to facilitate the conversion from analog (film) to digital cinema and has positioned the Company at what it believes to be the forefront of rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The Phase I Deployment segment of our business is comprised of Christie/AIX, Inc. (“Phase 1 DC”).  The Phase II Deployment segment is comprised of Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”). The Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with Satellite, “DMS”), Hollywood Software, Inc. d/b/a AccessIT Software (“Software”), and PLX Acquisition Corp.  The Content & Entertainment segment of our business is comprised of UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group (“CEG”). Our Other segment consists of the operations of Core Technology Services, Inc. (“Managed Services”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”) and our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, our three IDCs have been operated by FiberMedia, consisting of unrelated third parties, and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.

The following organizational chart provides a graphic representation of our business and our five reporting segments:

We have incurred net losses of $6.3 million and $1.1 million in the three months ended September 30, 2008 and 2009, respectively, and $10.6 million and $8.2 million in the six months ended September 30, 2008 and 2009, respectively, and we have an accumulated deficit of $146.5 million as of September 30, 2009. We also have significant contractual obligations related to our recourse and non-recourse debt for the remainder of fiscal year 2010 and beyond. We expect to continue generating net losses for the foreseeable future.  Based on our cash position at September 30, 2009, and expected cash flows from operations, we believe that we have the ability to meet our obligations through September 30, 2010. We are seeking to raise additional capital to refinance certain outstanding debt, to meet equipment requirements related to the Phase 2 DC second digital cinema deployment (the “Phase II Deployment”) and for working capital as necessary. Although we recently entered into certain agreements related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. We expect any Phase II debt will be non-recourse to the parent company, as is the case with our existing debt at Phase 1 DC.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2008 and 2009

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$12,713	$11,406	(10)%
Phase II Deployment	—	450	—
Services	2,269	1,735	(24)%
Content & Entertainment	4,368	3,947	(10)%
Other	2,499	2,343	(6)%
	$21,849	$19,881	(9)%

Revenues decreased $2.0 million or 9%.  The decrease in revenues in the Phase I Deployment segment was due to a 10% decrease in Phase 1 DC’s VPF revenues, attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by an increase in quarterly screen turnover.  The increase in revenues in the Phase II Deployment segment was due to Phase 2 DC VPF revenues which were not generated during the three months ended September 30, 2008, as no Phase 2 DC’s Systems were installed and ready for content until December 2008.  The decrease in revenues in the Services segment was primarily due to (i) a 26% decrease in DMS revenues, attributable to flat revenues from digital feature and trailer deliveries as DMS maintained its movie studio customers but experienced limited growth in the number of digital delivery sites and a 52% decrease in non-theatrical satellite services revenues due to general economic factors; and (ii) a 22% decrease in Software revenues due to delayed Phase 2 deployments, limiting expected license and maintenance fees. We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as additional Systems are deployed under both the recent $100 million non-recourse credit facility committed to by GECC’s Media, Communications & Entertainment business (“GE Capital”) and Société Générale Corporate & Investment Banking (“Soc Gen”) as well as through the exhibitor-buyer model launched in late September 2009 initially with two exhibitors.

In the Content & Entertainment segment, revenues decreased 10% due to a 24% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts, as well as the current weak economic environment, offset by a 4% increase in national advertising revenues generated by the partnership with Screenvision and non-cash barter revenues of $0.5 million, which represents the fair value of advertising provided to alternative content providers of CEG.  CEG’s distribution revenues relating to digitally-equipped locations decreased 51% for alternative content and content sponsorship revenues as CEG planned a limited number of events and independent films during the three months ended September 30, 2009.  The CEG distribution slate is expected to be more significant in the second half of our 2010 fiscal year commencing in October 2009 with the release of Opa! and the December 11, 2009 release of Dave Matthews Band in 3-D.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

We expect consolidated revenues to increase during the remainder of our fiscal year relative to the previous fiscal year due to increased amounts of financing that are generally available to fund digital deployments, and the growing number of 3-D movies to be released by the motion picture studios.  In particular, the Company recently signed 457 screens with two exhibitors who are purchasing the equipment directly and have hired the Company to manage the asset base in exchange for an upfront activation fee and on-going share of VPF revenues.  In addition, the Company expects to sign definitive documentation for a $100 million non-recourse, senior credit facility with GE Capital and Soc Gen prior to year end and commence deployments under this facility in the fourth quarter of fiscal 2010.  As the number of industry wide digital screens increases generally, the Company expects to earn additional delivery fees in its DMS business unit as well as distribution fees in CEG and software fees from our TCC software.    We are dependent on the availability of suitable financing for any large scale Phase II Deployment.  To date such sources of financing are still being pursued.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$241	$262	9%
Phase II Deployment	—	61	—
Services	1,512	1,349	(11)%
Content & Entertainment	2,874	2,553	(11)%
Other	2,105	1,841	(13)%
	$6,732	$6,066	(10)%

Direct operating expenses decreased $0.7 million or 10%.  The increase in direct operating costs in the Phase I Deployment segment was primarily due to a 27% increase in property taxes on Systems.  The increase in direct operating costs in the Phase II Deployment segment was due to Phase 2 DC costs which were not generated during the three months ended September 30, 2008.  The decrease in the Content & Entertainment segment was primarily related to a 28% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, reduced operational staffing levels at USM and reduced advertising and marketing costs in CEG related to the fewer number of programs CEG distributed during the quarter offset by non-cash content acquisition expenses of $0.5 million for CEG related to the fair value of barter advertising provided by USM. We expect direct operating expenses to decrease as compared to prior periods and remain constant at the current level.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$313	$117	(63)%
Phase II Deployment	—	244	—
Services	376	463	23%
Content & Entertainment	1,641	1,228	(25)%
Other	201	223	11%
Corporate	1,656	1,798	9%
	$4,187	$4,073	(3)%

Selling, general and administrative expenses decreased approximately $0.1 million or 3%.  The decrease was primarily caused by reduced payroll related expenses in the Phase I Deployment segment due to the completion of our Phase I Deployment as those costs are now being allocated to the Phase II Deployment segment.  The decrease was also related to reduced staffing levels in the Content & Entertainment segment offset by increased professional fees within Corporate due to one-time investor relations expenses and compensation consulting fees and scheduled quarterly directors’ fees. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of September 30, 2008 and 2009, we had 252 and 244 employees, of which 40 and 47, were part-time employees and 39 and 43, were salespersons, respectively.  We expect selling, general and administrative expenses to decrease as compared to prior periods and remain relatively constant at the current level.

Stock-based compensation

Stock-based compensation expense increased approximately $0.2 million or 120%.  The increase was primarily related to the expenses associated with the stock option awards granted during the three months ended September 30, 2009, which were issued in exchange for the termination of the AccessDM options.  Such grants vested upon issuance and resulted in an additional $0.3 million of stock-based compensation expense for the quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$7,137	$7,139	—
Phase II Deployment	—	290	—
Services	447	470	5%
Content & Entertainment	267	217	(19)%
Other	265	198	(25)%
Corporate	17	9	(47)%
	$8,133	$8,323	2%

Depreciation and amortization expense remained consistent with last year.  Other than the Phase II Deployment and Services segments, the decreases reflect reduced expense on assets which are fully depreciated or amortized at September 30, 2009.  The increase in the Phase II Deployment segment represents depreciation on the Phase 2 DC Systems which were not in service during the three months ended September 30, 2008.   We expect the depreciation and amortization expense in the Phase II Deployment segment to increase as new Phase 2 DC Systems are installed.

Interest expense

	For the Three Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$4,315	$5,456	26%
Phase II Deployment	—	227	—
Services	4	25	525%
Content & Entertainment	4	3	(25)%
Other	260	259	—
Corporate	2,407	2,821	17%
	$6,990	$8,791	26%

Interest expense increased $1.8 million or 26%. Total interest expense included $6.2 million and $7.7 million of interest paid and accrued for the three months ended September 30, 2008 and 2009, respectively.  The increase in interest paid and accrued within the Phase I Deployment segment relates to the increased interest rate on the GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below) and increased interest within the Phase II Deployment segment related to the credit facility with KBC Bank NV (“KBC”) to fund the purchase of Systems (the “KBC Related Facility”) from Barco, Inc. (“Barco”).

Non-cash interest expense was $0.7 million and $1.1 million for the three months ended September 30, 2008 and 2009, respectively.  The increase was due to the accretion of the note payable discount associated with the note issued in August 2009 (the “2009 Note”).  Non-cash interest related to the interest payments on the 2007 Senior Notes has ceased as the 2007 Senior Notes were cancelled in August 2009.  Accretion of the note payable discount associated with the 2009 Note will continue over the term of the 2009 Note.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, partially offset by limited borrowings related to the Phase II Deployment, we expect our interest expense to stabilize and remain relatively constant at the current level, as reduced interest from the 2007 Senior Notes will be replaced by increased interest on the 2009 Note.

Extinguishment of debt

The gain on the extinguishment of debt was $10.7 million for the three months ended September 30, 2009, related to the satisfaction of the principal and any accrued and unpaid interest on the 2007 Senior Notes for an aggregate purchase price of $42.5 million which resulted in a gain of $12.5 million of remaining principal along with $0.6 million in unpaid accrued interest offset by unamortized debt issuance costs of $2.4 million.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $0.6 million for the three months ended September 30, 2009.  This represents Phase 1 DC’s unrealized gain from the change in the fair value of the Interest Rate Swap executed in April 2008 related to the GE Credit Facility.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview Capital LP (“Sageview”), related to the 2009 Note, was a loss of $3.6 million for the three months ended September 30, 2009.  Until the shares underlying these warrants are registered with the SEC, the Company will continue to adjust the warrant liability each quarter to the then fair value.

Results of Operations for the Six Months Ended September 30, 2008 and 2009

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$24,614	$22,027	(11)%
Phase II Deployment	—	694	—
Services	4,215	3,815	(10)%
Content & Entertainment	8,463	7,210	(15)%
Other	5,127	4,801	(6)%
	$42,419	$38,547	(9)%

Revenues decreased $3.9 million or 9%.  The decrease in revenues in the Phase I Deployment segment was primarily due to an 11% decrease in Phase 1 DC’s VPF revenues, attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by an increase in quarterly screen turnover.   The increase in revenues in the Phase II Deployment segment was due to Phase 2 DC VPF revenues which were not generated during the six months ended September 30, 2008, as no Phase 2 DC’s Systems were installed and ready for content until December 2008. The decrease in revenues in the Services segment was primarily due to (i) a 14% decrease in DMS revenues, attributable to flat revenues from digital feature and trailer deliveries as DMS maintained its movie studio customers but experienced limited growth in the number of digital delivery sites and a 26% decrease in non-theatrical satellite services revenues due to general economic factors; and (ii) a 10% decrease in Software revenues due to delayed Phase 2 deployments, limiting expected license and maintenance fees. We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as additional Systems are deployed under both the recent $100 million non-recourse credit facility committed to by GE Capital and Soc Gen as well as through the exhibitor-buyer model launched in late September 2009 initially with two exhibitors.

In the Content & Entertainment segment, revenues decreased 15% due to a 25% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts, as well as the current weak macro-economic environment, offset by 21% increase in national advertising revenues generated by the partnership with Screenvision and non-cash barter revenues of $0.5 million, which represents the fair value of advertising provided to alternative content providers of CEG.  CEG’s distribution revenues relating to digitally-equipped locations decreased 53% for alternative content and content sponsorship revenues as CEG planned a limited number of events and independent films during the six months ended September 30, 2009.  The CEG distribution slate will expand to be more significant in the second half of our 2010 fiscal year commencing in October 2009 with the release of Opa! and the December 11, 2009 release of Dave Matthews Band in 3-D  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

We expect consolidated revenues to increase during the remainder of our fiscal year relative to the previous fiscal year due to increased amounts of financing that are generally available to fund digital deployments, and the growing number of 3-D movies to be released by the motion picture studios. In particular, the Company recently signed 457 screens with two exhibitors who are purchasing the equipment directly and have hired the Company to manage the asset base in exchange for an upfront activation fee and on-going share of VPF revenues.  In addition, the Company expects to sign definitive documentation for a $100 million non-recourse, senior credit facility with GE Capital and Soc Gen prior to year end and commence deployments under this facility in the fourth quarter of fiscal 2010.   As the number of industry wide digital screens increases generally, the Company expects to earn additional delivery fees in its DMS business unit as well as distribution fees in CEG and software fees from our TCC software.    We are dependent on the availability of suitable financing for any large scale Phase II Deployment.  To date such sources of financing are still being pursued.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$421	$443	5%
Phase II Deployment	—	85	—
Services	2,563	2,523	(2)%
Content & Entertainment	5,401	4,709	(13)%
Other	4,144	3,768	(9)%
	$12,529	$11,528	(8)%

Direct operating expenses decreased $1.0 million or 8%.  The increase in direct operating costs in the Phase I Deployment segment was primarily due to a 5% increase in Phase 1 DC’s costs, attributable to a 38% increase in property taxes on Systems.   The increase in direct operating costs in the Phase II Deployment segment was due to Phase 2 DC costs which were not generated during the six months ended September 30, 2008.  The decrease in the Content & Entertainment segment was primarily related to a 14% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, reduced operational staffing levels at USM and reduced advertising and marketing costs in CEG related to the fewer number of programs CEG distributed during the quarter offset by non-cash content acquisition expenses of $0.5 million for CEG related to the fair value of barter advertising provided by USM. We expect direct operating expenses to decrease as compared to prior periods and remain constant at the current level.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$710	$237	(67)%
Phase II Deployment	—	495	—
Services	1,020	914	(10)%
Content & Entertainment	3,536	2,747	(22)%
Other	425	430	1%
Corporate	3,329	3,119	(6)%
	$9,020	$7,942	(12)%

Selling, general and administrative expenses decreased approximately $1.1 million or 12%.  The decrease was primarily caused by reduced payroll related expenses in the Phase I Deployment segment due to the completion of our Phase I Deployment as those costs are now being allocated to the Phase II Deployment segment.  The decrease was also related to reduced staffing levels in both the Services segment and the Content & Entertainment segment, and decreased professional fees and travel expenses within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of September 30, 2008 and 2009, we had 252 and 244 employees, of which 40 and 47, were part-time employees and 39 and 43, were salespersons, respectively.  We expect selling, general and administrative expenses to decrease as compared to prior periods and remain relatively constant at the current level.

Stock-based compensation

Stock-based compensation expense increased approximately $0.4 million or 114%.  The increase was primarily related to the expenses associated with the stock option awards granted during the three months ended September 30, 2009 which were issued in exchange for the termination of the AccessDM options.  Such grants vested upon issuance and resulted in an additional $0.3 million of expense for the quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$14,255	$14,280	—
Phase II Deployment	—	443	—
Services	889	887	—
Content & Entertainment	559	436	(22)%
Other	532	412	(23)%
Corporate	33	18	(45)%
	$16,268	$16,476	1%

Depreciation and amortization expense remained consistent with last year.  Other than the Phase II Deployment segment, the decreases reflect reduced expense on assets which are fully depreciated or amortized at September 30, 2009.  The increase in the Phase II Deployment segment represents depreciation on the Phase 2 DC Systems which were not in service during the six months ended September 30, 2008.   We expect the depreciation and amortization expense in the Phase II Deployment segment to generally increase as new Phase 2 DC Systems are installed.

Interest expense

	For the Six Months Ended September 30,
($ in thousands)	2008	2009	Change
Phase I Deployment	$8,851	$10,283	16%
Phase II Deployment	—	294	—
Services	5	40	700%
Content & Entertainment	7	6	(14)%
Other	521	520	—
Corporate	4,782	5,198	9%
	$14,166	$16,341	15%

Interest expense increased $2.2 million or 15%. Total interest expense included $11.1 million and $14.4 million of interest paid and accrued for the six months ended September 30, 2008 and 2009, respectively.  The increase in interest paid and accrued within the Phase I Deployment segment relates to the increased interest rate on the GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below) and increased interest within the Phase II Deployment segment related to the KBC Related Facility to fund the purchase of Systems from Barco.

Non-cash interest expense was $3.0 million and $1.9 million for the six months ended September 30, 2008 and 2009, respectively.  The increase was due to the accretion of the note payable discount associated with the 2009 Note.  Non-cash interest related to the interest payments on the 2007 Senior Notes has ceased as the 2007 Senior Notes were cancelled in August 2009.  Accretion of the note payable discount associated with the 2009 Note will continue over the term of the 2009 Note.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, partially offset by limited borrowings related to the Phase II Deployment, we expect our interest expense to stabilize, as reduced interest from the 2007 Senior Notes will be replaced by increased interest on the 2009 Note.

Extinguishment of debt

The gain on the extinguishment of debt was $10.7 million for the six months ended September 30, 2009, which resulted from the satisfaction of the principal and any accrued and unpaid interest on the 2007 Senior Notes for an aggregate purchase price of $42.5 million which resulted in a gain of $12.5 million of remaining principal along with $0.6 million in unpaid accrued interest offset by unamortized debt issuance costs of $2.4 million.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $1.2 million for the six months ended September 30, 2009.  This represents Phase 1 DC’s unrealized gain from the change in the fair value of the Interest Rate Swap executed in April 2008 related to the GE Credit Facility.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview, related to the 2009 Note, was a loss of $3.6 million for the six months ended September 30, 2009.  At September 30, 2009, the fair value of the warrant liability was $14.3 million.  Until the shares underlying these warrants are registered with the SEC, the Company will continue to adjust the warrant liability each quarter to the then fair value.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our condensed consolidated financial statements have been changed to refer to the appropriate section of ASC.

At its September 23, 2009 board meeting, the FASB ratified final EITF consensus on revenue arrangements with multiple deliverables (“Issue 08-1”).  This Issue supersedes Issue 00-21 (codified in ASC 605-25).  Issue 08-1 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting are located in other sections of the Codification.  Issue 08-1 will ultimately be issued as an Accounting Standards Update (ASU) that will amend ASC 605-25.  Final consensus is effective for fiscal years beginning on or after June 15, 2010.  Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented.  The Company does not believe that revisions to ASC 605-25  will have a material impact on the Company’s consolidated financial statements.

At its September 23, 2009 board meeting, the FASB also ratified final EITF consensus on software revenue recognition (“Issue 09-3”).  This Issue amends ASC 985-605 (formerly SOP 97-2) and ASC 985-605-15-3 (formerly Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature. The revised scope of ASC 985-605 (Issue 09-3) will ultimately be issued as an Accounting Standards Update (ASU) that will amend the ASC.  The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this Issue (1) prospectively to new or materially modified arrangements after the Issue’s effective date or (2) retrospectively for all periods presented. Early application is permitted.  The Company does not believe that ASC 985-605 (Issue 09-3) will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Revisions to ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of adoption and application of revisions to ASC 810-10 will have on the Company’s consolidated financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 6,500 of the domestic screens are equipped with digital cinema technology, and 3,884 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a three year period starting October 2008, of which 160 Systems have been installed as of September 30, 2009. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, Phase 1 DC entered into a credit agreement (the “Credit Agreement”) with GECC, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict Phase 1 DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of September 30, 2009, the outstanding principal balance of the GE Credit Facility was $167.0 million at a weighted average interest rate of 10.7%.

In August 2007, Phase 1 DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of September 30, 2009, the outstanding principal balance of the Vendor Note was $9.6 million.

In April 2008, Phase 1 DC executed the Interest Rate Swap with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180.0 million. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from nine months of forward cash interest to a fixed $6.9 million, and permitted a one-time payment of $2.6 million to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2.0 million at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid fees to GE and the other lenders totaling $1.0 million.  At September 30, 2009 the Company was in compliance with all covenants contained in the GE Credit Facility, as amended and noted above.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into the KBC Related Facility to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2009, $8.9 million has been drawn down on the KBC Related Facility and the outstanding principal balance of the KBC Related Facility was $8.9 million.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75.0 million and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The net proceeds of the 2009 Private Placement of approximately $63.7 million will be used for the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the Private Placement and related transactions, and other general corporate purposes.  The 2009 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions set forth in the 2009 Note are satisfied.  Subject to certain adjustments set forth in the 2009 Note, interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”) and 7% per annum paid in cash.  The Company may prepay the 2009 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2009 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2009 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2009 Note is prepaid prior to the three year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2009 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2009 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2009 Note upon the occurrence of certain triggering events described in the 2009 Note.  Subject to limited exceptions, the Purchaser may not assign the 2009 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2009 Note or (c) an event of default as defined in the 2009 Note.  The Purchase Agreement also requires the 2009 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2009 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is paid off.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2009 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.  The Company agreed to register the resale of the shares of Class A Common Stock underlying the Sageview Warrants (the “Registration Rights Agreement”).  The Purchase Agreement, Note Purchase Agreement, 2009 Note, Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.  As of September 30, 2009, the net balance of the 2009 Note was $65.4 million.

In August 2009, in connection with the 2009 Private Placement, Phase 1 DC entered into a fifth amendment  (the “GE Fifth Amendment”) with respect to the GE Credit Facility, whereby $5.0 million of the proceeds of the 2009 Private Placement were used by the Company to purchase capital stock of AccessDM, which in turn used such amount to purchase capital stock of Phase 1 DC, which in turn used such amount to fund a prepayment with respect to the GE Credit Facility, with such prepayment being applied ratably to each of the next 24 successive regularly scheduled monthly amortization payments due under the GE Credit Facility beginning in August 2009.

As of September 30, 2009, we had cash and cash equivalents of $19.7 million and our working capital, defined as current assets less current liabilities, was $5.9 million.

Operating activities provided net cash of $15.2 million and $6.8 million for the six months ended September 30, 2008 and 2009, respectively.  The decrease in cash provided by operating activities was primarily due decreased collections of outstanding accounts receivable, increased payments for accounts payable and accrued expenses and an increase in unbilled revenue coupled with greater amounts of non-cash expenses, specifically the gain from extinguishment of debt, offset by a decreased net loss and decreased deferred revenues.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $16.5 million and $30.5 million for the six months ended September 30, 2008 and 2009, respectively. The increase was due to the purchase of available-for-sale investments related to the funds received from the 2009 Note offset by reduced payments on Systems purchased in addition to an increase in restricted cash of $6.9 million related to the fourth amendment with respect to the GE Credit Facility. We expect investing activities to use less cash than prior periods moving forward at least until additional Systems for the Phase II Deployment are purchased and installed.

Financing activities used net cash of $5.2 million for the six months ended September 30, 2008 and provided net cash of $17.1 million for the six months ended September 30, 2009.  The increase in cash provided was due to the proceeds from the 2009 Note and the proceeds from credit facilities for Systems for our Phase II Deployment offset by the repayment of the 2007 Senior Notes, increased principal repayments on the GE Credit Facility and debt issuance costs paid resulting from the GE Fourth Amendment and the 2009 Note.  Financing activities are expected to continue using net cash, primarily for principal repayments on the GE Credit Facility and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

The Company expects future Phase II screen deployments to vary from the structure it has used to deploy Phase II systems to date.  One such structure will entail the exhibitor purchasing the equipment, incurring any debt necessary, and using the Company as an administrative agent to bill VPFs and oversee the assets, in exchange for a fee, expressed as a percentage of VPFs and other revenues.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

The following table summarizes our significant contractual obligations as of September 30, 2009 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Long-term recourse debt (1)	$88,294	$177	$242	$87,875	$—
Long-term non-recourse debt (2)	186,869	24,758	61,995	86,873	13,243
Capital lease obligations	6,478	700	436	479	4,863
Debt-related obligations, principal	281,641	25,635	62,673	175,227	18,106
Interest (3)	86,786	21,610	37,127	21,572	6,477
Total debt-related obligations	$368,427	$47,245	$99,800	$196,799	$24,583
Operating lease obligations (4)	$7,627	$2,411	$2,589	$1,702	$925
Theatre agreements (5)	19,072	3,809	5,053	4,377	5,833
Obligations to be included in operating expenses	26,699	6,220	7,642	6,079	6,758
Purchase obligations	191	191	—	—	—
Total	$395,317	$53,656	$107,442	$202,878	$31,341

Total non-recourse debt including interest	$235,622	$39,826	$85,074	$95,163	$15,559

(1)
The outstanding principal amount of $75.0 million for the 2009 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2009 Note are satisfied.  Includes the interest on the 2009 Note to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”).

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and the KBC Related Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Includes the first two years of interest of approximately $11.3 million on the 2009 Notes to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2009 Note to be accrued as an increase in the aggregate principal amount of the 2009 Note.

(4)
Includes operating lease agreements for the IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $5.3 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the 2009 Note, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2009 Note and the Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We are seeking to raise additional capital for equipment requirements related to our Phase II Deployment or for working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Seasonality

Revenues derived from our Pavilion Theatre in our Other segment and our Phase I Deployment and Phase II Deployment segment revenues derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Related Party Transactions

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., currently the Company’s largest shareholder.

Subsequent Events

We have evaluated events and transactions that occurred between September 30, 2009 and November 13, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In October 2009, in connection with the Company’s Phase II Deployment, Phase 2 DC has received commitment letters from GE Capital and Soc Gen for senior credit facilities totaling up to $100 million.  The Company anticipates the closing of this new loan facility, together with support from digital cinema equipment vendors Christie Digital Systems USA, Inc. and Barco by December 31, 2009 with installations targeted to commence in early 2010.  GE Capital’s commitment covers the financing of up to about 1,600 Systems and Soc Gen’s commitment covers the financing of up to an additional 533 Systems.

In October 2009, in connection with the Company’s Phase II Deployment, Phase 2 DC entered into digital cinema deployment agreements with two additional motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  Phase 2 DC now has digital cinema deployment agreements with eight motion picture studios.

In October 2009, the Company’s name change from Access Integrated Technologies, Inc., to Cinedigm Digital Cinema Corp. and the increase in the number of shares Class A Common Stock authorized for issuance from 65,0000,000 to 75,000,000 shares became effective.

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

There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in the Form 10-K, should be carefully reviewed and considered. There have been no material changes from the factors disclosed in the Form 10-K for the fiscal year ended March 31, 2009, except as set forth below, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The acquisition restrictions contained in our certificate of incorporation and our Tax Benefit Preservation Plan, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.

We have experienced, and may continue to experience, substantial operating losses, and under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), and rules promulgated by the Internal Revenue Service, we may "carry forward" these net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us.  If, however, we experience a Section 382 ownership change, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

To reduce the likelihood of an ownership change, we have established acquisition restrictions in our certificate of incorporation and our board of directors (the "Board") adopted a tax benefit preservation plan (the "Tax Benefit Preservation Plan"). The Tax Benefit Preservation Plan is designed to protect shareholder value by attempting to protect against a limitation on our ability to use our existing NOLs. The acquisition restrictions in our certificate of incorporation are also intended to restrict certain acquisitions of our common stock to help preserve our ability to utilize our NOLs by avoiding the limitations imposed by Section 382 and the related Treasury regulations. The acquisition restrictions and the Tax Benefit Preservation Plan are generally designed to restrict or deter direct and indirect acquisitions of our common stock if such acquisition would result in a shareholder becoming a “5-percent shareholder” (as defined by Section 382 and the related Treasury regulations) or increase the percentage ownership of Cinedigm stock that is treated as owned by an existing 5-percent shareholder.

Although the acquisition restrictions and the Tax Benefit Preservation Plan are intended to reduce the likelihood of an ownership change that could adversely affect us, we can give no assurance that such restrictions would prevent all transfers that could result in such an ownership change. In particular, we have been advised by our counsel that, absent a court determination, there can be no assurance that the acquisition restrictions will be enforceable against all of our shareholders, and that they may be subject to challenge on equitable grounds. In particular, it is possible that the acquisition restrictions may not be enforceable against the shareholders who voted against or abstained from voting on the restrictions at our 2009 annual meeting of stockholders.

Under certain circumstances, our Board may determine it is in the best interest of the Company to exempt certain 5-percent shareholders from the operation of the acquisition restrictions or the Tax Benefit Preservation Plan, if a proposed transaction is determined not to be detrimental to the Company’s utilization of its NOLs.

The acquisition restrictions and Tax Benefit Preservation Plan also require any person attempting to become a holder of 5% or more of our common stock, as determined under Section 382, to seek the approval of our Board. This may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the acquisition restrictions and the Tax Benefit Preservation Plan have the effect of restricting a stockholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our Class A Common Stock might suffer. The Tax Benefit Preservation Plan will remain in effect until the earlier of (a) August 10, 2012, or (b) such other date as our Board in good faith determines it is no longer in the best interests of Cinedigm and its stockholders. The acquisition restrictions may be waived by our Board. Stockholders are advised to monitor carefully their ownership of our common stock and consult their own legal advisors and/or Cinedigm to determine whether their ownership of our common stock approaches the proscribed level.

The occurrence of various events may adversely affect the ability of the Company to fully utilize NOLs.

The Company has a substantial amount of NOLs for U.S. federal income tax purposes that are available both currently and in the future to offset taxable income and gains. Events outside of our control may cause us to experience a Section 382 ownership change, and limit our ability to fully utilize such NOLs.

In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders,” as defined in the Section 382 and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation’s stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.

If we were to experience an ownership change, we could potentially have, in the future, higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to us. Therefore, we have adopted the Tax Benefit Preservation Plan and the acquisition restrictions set forth in Article Fourth of our certificate of incorporation in order to reduce the likelihood that we will experience an ownership change under Section 382. There can be no assurance, however, that these efforts will deter or prevent the occurrence of an ownership change and the adverse consequences that may arise therefrom, as described above under “The acquisition restrictions contained in our certificate of incorporation and our Tax Benefit Preservation Plan, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.”

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on September 30, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors.  Details of the voting are provided below:

Proposal 1:

To elect nine (9) members of the Company’s Board of Directors to serve until the 2010 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

	Votes For	Votes Withheld
A. Dale Mayo	21,256,163	584,635
Gary S. Loffredo	21,114,092	726,706
Wayne L. Clevenger	21,031,034	809,764
Gerald C. Crotty	21,268,160	572,638
Robert Davidoff	19,134,977	2,705,821
Matthew W. Finlay	21,112,060	728,738
Edward A. Gilhuly	21,738,324	102,474
Adam M. Mizel	21,264,680	576,118
Robert E. Mulholland	21,268,060	572,738

Proposal 2:

To change the name of the Company from “Access Integrated Technologies, Inc.” to “Cinedigm Digital Cinema Corp.”	Votes For 21,817,051	Votes Against 10,000	Abstentions 13,747	Broker Non-Vote 0

Proposal 3:

To amend the Company’s Second Amended and
Restated 2000 Equity Incentive Plan to increase
the total number of shares of Class A Common
Stock available for issuance thereunder from
3,700,000 to 5,000,000.
Votes For 21,251,682	Votes Against 588,866	Abstentions 250	Broker Non-Vote 0

Proposal 4:

To ratify the appointment of Eisner LLP as our independent auditors for the fiscal year ending March 31, 2010.	Votes For 21,809,321	Votes Against 6,905	Abstentions 24,572	Broker Non-Vote 0

Proposal 5:

To (i) eliminate the Exercise Restriction in the Warrants and (ii) grant the right of Sageview Capital to nominate a second director to the Board.	Votes For 19,642,806	Votes Against 2,196,557	Abstentions 1,435	Broker Non-Vote 0

Proposal 6:

To eliminate the Exercise Price Floor in the Warrants.	Votes For 19,592,548	Votes Against 2,204,207	Abstentions 44,043	Broker Non-Vote 0

Proposal 7:

To amend the Company’s Certificate of Incorporation to effect a reverse stock split and to reduce the number of authorized shares of the Company’s Common Stock, subject to the Board’s discretion.	Votes For 21,116,855	Votes Against 721,386	Abstentions 2,557	Broker Non-Vote 0

Proposal 8:

To amend the Company’s Certificate of Incorporation to reclassify our Common Stock and add transfer restrictions to preserve the value of our tax net operating losses.	Votes For 20,748,097	Votes Against 1,089,703	Abstentions 2,998	Broker Non-Vote 0

Proposal 9:

To amend the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance and to designate the additional shares as Class A Common Stock.	Votes For 21,531,174	Votes Against 273,896	Abstentions 35,728	Broker Non-Vote 0

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits are listed in the Exhibit Index on page 48 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	November 13, 2009	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 13, 2009	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer and Director (Principal Financial Officer)

Date:	November 13, 2009	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
Amendment and Waiver, dated as of November 4, 2009, to Securities Purchase Agreement by and among the Company, the Subsidiary Note Parties party thereto and Sageview Capital Master, L.P., as Collateral Agent.

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.