Form 10-Q
period 2009-12-31
Cinedigm Digital Cinema Corp.
filed 2010-02-12
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

As of February 5, 2010, 28,032,875 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2009	December 31, 2009
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$26,329	$12,118
Restricted available-for-sale investments	—	5,764
Accounts receivable, net	13,884	13,073
Deferred costs, current portion	3,936	3,013
Unbilled revenue, current portion	3,082	5,061
Prepaid and other current assets	1,798	1,856
Note receivable, current portion	616	165
Total current assets	49,645	41,050
Restricted available-for-sale investments	—	3,492
Restricted cash	255	7,164
Security deposits	424	427
Property and equipment, net	243,124	228,037
Intangible assets, net	10,707	8,452
Capitalized software costs, net	3,653	3,803
Goodwill	8,024	8,024
Deferred costs, net of current portion	3,967	7,295
Unbilled revenue, net of current portion	1,253	966
Note receivable, net of current portion	959	843
Accounts receivable, net of current portion	386	386
Total assets	$322,397	$309,939

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2009	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$14,954	$7,333
Current portion of notes payable, non-recourse	24,824	25,791
Current portion of notes payable	424	181
Current portion of capital leases	175	499
Current portion of deferred revenue	5,535	4,916
Current portion of customer security deposits	314	104
Total current liabilities	46,226	38,824

Notes payable, non-recourse, net of current portion	170,624	153,637
Notes payable, net of current portion	55,333	67,633
Capital leases, net of current portion	5,832	5,721
Warrant liability	—	13,695
Interest rate swap	4,529	2,453
Deferred revenue, net of current portion	1,057	1,976
Customer security deposits, net of current portion	9	9
Total liabilities	283,610	283,948
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at March 31, 2009 and December 31, 2009, respectively. Liquidation preference $4,050	3,476	3,556
Class A common stock, $0.001 par value per share; 65,000,000 and 75,000,000 shares authorized at March 31, 2009 and December 31, 2009, respectively; 27,544,315 and 28,084,315 shares issued and 27,492,875 and 28,032,875 shares outstanding at March 31, 2009 and December 31, 2009, respectively	27	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2009 and December 31, 2009, respectively	1	1
Additional paid-in capital	173,565	175,596
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(138,110)	(152,958)
Accumulated other comprehensive loss	—	(60)
Total stockholders’ equity	38,787	25,991
Total liabilities and stockholders’ equity	$322,397	$309,939

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2009	2008	2009
Revenues	$22,710	$21,769	$65,129	$60,316
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	7,068	6,585	19,597	18,113
Selling, general and administrative	4,691	4,158	13,711	12,100
Provision for doubtful accounts	98	144	271	408
Research and development	107	47	207	151
Stock-based compensation	295	346	653	1,112
Impairment of goodwill	6,525	—	6,525	—
Depreciation and amortization of property and equipment	8,126	8,286	24,394	24,762
Amortization of intangible assets	821	740	2,669	2,255
Total operating expenses	27,731	20,306	68,027	58,901
Income (loss) from operations	(5,021)	1,463	(2,898)	1,415
Interest income	88	101	311	236
Interest expense	(6,935)	(9,261)	(21,101)	(25,602)
Extinguishment of debt	—	—	—	10,744
Other expense, net	(162)	(153)	(488)	(454)
Change in fair value of interest rate swap	(5,411)	853	(3,846)	2,076
Change in fair value of warrant liability	—	613	—	(2,963)
Net loss	$(17,441)	$(6,384)	$(28,022)	$(14,548)
Preferred stock dividends	—	(100)	—	(300)
Net loss attributable to common stockholders	$(17,441)	$(6,484)	$(28,022)	$(14,848)
Net loss per Class A and Class B common share - basic and diluted	$(0.63)	$(0.23)	$(1.03)	$(0.52)

Weighted average number of Class A and Class B common shares outstanding:
Basic and diluted	27,566,462	28,766,686	27,324,324	28,572,727

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Nine Months Ended December 31,
	2008	2009
Cash flows from operating activities
Net loss	$(28,022)	$(14,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	164	7
Loss on impairment of goodwill	6,525	—
Depreciation and amortization of property and equipment and amortization of intangible assets	27,063	27,017
Amortization of capitalized software costs	601	486
Amortization of debt issuance costs included in interest expense	1,134	1,499
Provision for doubtful accounts	271	408
Stock-based compensation	653	1,112
Non-cash interest expense	3,937	2,398
Change in fair value of interest rate swap	3,846	(2,076)
Change in fair value of warrant liability	—	2,963
Realized loss on available-for-sale investments	—	7
Interest expense added to note payable	—	2,333
Gain on extinguishment of debt	—	(10,744)
Accretion of note payable discount included in interest expense	—	837
Changes in operating assets and liabilities:
Accounts receivable	4,823	403
Unbilled revenue	1,262	(1,692)
Prepaids and other current assets	(670)	(78)
Other assets	(434)	582
Accounts payable and accrued expenses	472	(4,493)
Deferred revenue	(23)	265
Other liabilities	13	(210)
Net cash provided by operating activities	21,615	6,476

Cash flows from investing activities
Purchases of property and equipment	(18,115)	(13,045)
Purchase of intangible assets	(550)	—
Additions to capitalized software costs	(825)	(637)
Sales/maturities of available-for-sale investments	—	1,997
Purchase of available-for-sale investments	—	(11,265)
Restricted cash	—	(6,909)
Net cash used in investing activities	(19,490)	(29,859)
Cash flows from financing activities
Proceeds from notes payable	—	76,513
Repayment of notes payable	(1,434)	(42,862)
Repayment of credit facilities	(9,676)	(26,434)
Proceeds from credit facilities	569	8,884
Payments of debt issuance costs	(518)	(6,209)
Principal payments on capital leases	(83)	(689)
Proceeds for subscription of preferred stock	2,000	—
Costs associated with issuance of preferred stock	(73)	(8)
Costs associated with issuance of Class A common stock	—	(23)
Net cash (used in) provided by financing activities	(9,215)	9,172
Net decrease in cash and cash equivalents	(7,090)	(14,211)
Cash and cash equivalents at beginning of period	29,655	26,329
Cash and cash equivalents at end of period	$22,565	$12,118

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009, the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc. to Cinedigm Digital Cinema Corp., and such change was effected October 5, 2009.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.

Beginning September 1, 2009, the Company made changes to its organizational structure which impacted its reportable segments, but did not impact its consolidated financial position, results of operations or cash flows. The Company realigned its focus to five primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $152,958 as of December 31, 2009. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remaining part of fiscal year 2010 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at December 31, 2009, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through December 31, 2010. In August 2009, the Company entered into a private placement of a senior secured recourse note and extinguished its existing senior notes, which provided net proceeds after repayment of existing debt, funding of an interest reserve and transactions fees and expenses of approximately $11,300 of working capital funding.  The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited financial statements, and the condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 15, 2009 (the “Form 10-K”).

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

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

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

Content & Entertainment

USM has contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracts with businesses of various types to place their advertisements in select theatre locations, designs the advertisement, and places it on-screen for specific periods of time, generally ranging from three to twelve months.  Cinema advertising service revenue, and the associated direct selling, production and support cost, is recognized on a straight-line basis over the period the related in-theatre advertising is displayed, pursuant to the specific terms of each advertising contract. USM has the right to receive or bill the entire amount of the advertising contract upon execution, and therefore such amount is recorded as a receivable at the time of execution, and all related advertising revenue and all direct costs actually incurred are deferred until such time as the in-theatre advertising is displayed.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the three months ended December 31, 2008 and 2009, the Company recorded net revenues and direct operating expenses related to barter advertising of $1,152 and $583, respectively, and $1,152 and $1,124, for the nine months ended December 31, 2008 and 2009, respectively.

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

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 5), the Company was required to segregate $11,265 of the proceeds into marketable securities which will be used to pay interest over the next two years.  The Company classifies the marketable securities as available-for-sale investments and accordingly, these investments are recorded at fair value.  The maturity dates of these investments coincide with the quarterly interest payment dates through September 2011.  The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  During the three and nine months ended December 31, 2009, there were realized losses of $5 and $7, respectively.

The Company held no available-for-sale securities at March 31, 2009.  During the three and nine months ended December 31, 2009, the Company has made scheduled quarterly interest payments of $1,327 and $2,041, respectively.  Investment securities of $5,764 with a maturity of twelve months or less are classified as short-term and investment securities of $3,492 with a maturity greater than twelve months are classified as long-term.  The carrying value and fair value of investment securities available-for-sale at December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,655	$1	$(31)	$3,625
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,651	—	(28)	4,623
Corporate debt securities	505	—	—	505
Other interest bearing securities	505	—	(2)	503
	$9,316	$1	$(61)	$9,256

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”), the $55,000 of 10% Senior Notes issued in August 2007 up to August 2009 (see Note 5) and the $75,000 Senior Secured Note issued in August 2009 (see Note 5), which are amortized on a straight-line basis over the term of the respective debt (see Note 5 for extinguishment of debt).  The straight-line basis is not materially different from the effective interest method.  As of December 31, 2009 and included in deferred costs are advertising production, post production and technical support costs related to developing and displaying advertising in the amount of $768, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues of $4,517 are recognized.

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

STOCK-BASED COMPENSATION

For the three months ended December 31, 2008 and 2009, the Company recorded stock-based compensation expense of $295 and $346, respectively, and $653 and $1,112 for the nine months ended December 31, 2008 and 2009, respectively.  The Company estimates that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock awards will be approximately $1,485 in fiscal 2010.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2008 and 2009 was $0.55 and $0.80, respectively, and $0.58 and $0.71, for the nine months ended December 31, 2008 and 2009, respectively. There were no stock options exercised during the three and nine months ended December 31, 2008 and 2009.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2009	2008	2009
Range of risk-free interest rates	2.5-5.2%	2.4%	2.5-5.2%	2.4-2.7%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	52.5-58.7%	77.6%	52.5-58.7%	77.4-77.6%

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

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis with other long-lived assets.  Amortization of capitalized software development costs, included in direct operating costs, for the three months ended December 31, 2008 and 2009 amounted to $214 and $163, respectively and $601 and $486 for the nine months ended December 31, 2008 and 2009, respectively.  At December 31, 2009, there were no unbilled receivables under such customized software development contracts included in unbilled revenue in the condensed consolidated balance sheets.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. The Company assesses its goodwill for impairment at least annually, and in interim periods if certain triggering events occur indicating that the carrying value of goodwill may be impaired. The Company also reviews possible impairment of finite lived intangible assets annually.  The Company recorded an impairment charge of $6,525 in the quarter ended December 31, 2008 related to the Company’s Content and Entertainment segment and the Pavilion Theatre, in the Other segment, based on the results of an impairment evaluation since the Company had concluded that one or more triggering events had occurred during the three months ended December 31, 2008.

As of December 31, 2009, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  No intangible assets were acquired during the three and nine months ended December 31, 2009.  During the nine months ended December 31, 2009, no impairment charge was recorded.

Balance at March 31, 2008	$14,549
Goodwill impairment – USM	(4,401)
Goodwill impairment – The Pavilion Theatre	(1,960)
Goodwill impairment – CEG	(164)
Balance at December 31, 2009	$8,024

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if for the difference between the fair value (computed based upon) and the carrying value of the asset exceeds its fair value.  Fair value is estimated by computing the expected future discounted cash flows.  During the nine months ended December 31, 2008 and 2009, no impairment charge for long-lived assets was recorded.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of Common Stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2008 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 4,335,382 shares and 24,407,770 shares as of December 31, 2008 and 2009, respectively, were excluded from the computation as it would be anti-dilutive.

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

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Financial Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3
Cash and cash equivalents	$12,118	$—	$—
Investment securities, available-for-sale	$97	$9,159	$—
Restricted cash	$7,164	$—	$—
Interest rate swap	$—	$(2,453)	$—

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. ASU 2009-13 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not believe that ASU 2009-13 will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not believe that ASU 2009-14 will have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. The Company is currently evaluating the impact the adoption of ASU 2010-06 will have on the Company’s consolidated financial statements disclosures.

4.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2009		As of December 31, 2009
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$54	$37	$51	$—
Exhibitor Install Notes	118	908	90	840
FiberMedia Note	431	—	—	—
Other	13	14	24	3
	$616	$959	$165	$843

In March 2006, in connection with Phase 1 DC’s deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of December 31, 2009, the outstanding balance of the Exhibitor Note was $51.

In connection with Phase 1 DC’s deployment, the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie Digital Systems USA, Inc. (“Christie”) for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of December 31, 2009, the aggregate outstanding balance of the Exhibitor Install Notes was $930.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia was required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of December 31, 2009, the FiberMedia Note was repaid in full.

The Company has not experienced a default by any party to any of their obligations in connection with any of the above notes.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2009		As of December 31, 2009
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
First USM Note	$221	$—	$—	$—
SilverScreen Note	20	—	—	—
2007 Senior Notes	—	55,000	—	—
NEC Facility	168	333	181	195
2009 Note, net of debt discount	—	—	—	67,438
Other	15	—	—	—
Total recourse notes payable	$424	$55,333	$181	$67,633

Vendor Note	$—	$9,600	$—	$9,600
GE Credit Facility	24,824	161,024	24,444	135,094
KBC Related Facility	—	—	1,269	7,616
P2 Vendor Note	—	—	49	741
P2 Exhibitor Notes	—	—	29	586
Total non-recourse notes payable	$24,824	$170,624	$25,791	$153,637
Total notes payable	$25,248	$225,957	$25,972	$221,270

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

As part of the consideration for the purchase price of USM in 2006,  the Company issued an 8% note payable in the principal amount of $1,204 (the “USM Note”) The First USM Note was payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. During the nine months ended December 31, 2008 and 2009, the Company repaid principal of $414 and $221, respectively, on the First USM Note.  As of December 31, 2009, the First USM Note was repaid in full.

Prior to the Company’s acquisition of USM, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note was payable in equal monthly installments until May 2009.  During the nine months ended December 31, 2008 and 2009, the Company repaid principal of $86 and $20, respectively, on the SilverScreen Note.  As of December 31, 2009, the SilverScreen Note was repaid in full.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes was three years which may be extended for one 6 month period at the discretion of the Company if certain conditions were met.  Interest on the 2007 Senior Notes was payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issued shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Company and its subsidiaries, other than Phase 1 DC and its subsidiaries, were prohibited from paying dividends under the terms of the 2007 Senior Notes.  Interest expense on the 2007 Senior Notes for the three months ended December 31, 2008 and 2009 amounted to $1,375 and $0, respectively and $4,092 and $1,996 for the nine months ended December 31, 2008 and 2009, respectively.  In August 2009, in connection with the consummation of the 2009 Private Placement (as defined below), the Company consummated purchase agreements (the “Note Purchase Agreements”) with the holders of all of its outstanding 2007 Senior Notes pursuant to which the Company purchased all of the 2007 Senior Notes, in satisfaction of the principal and any accrued and unpaid interest thereon, for an aggregate purchase price of $42,500 in cash.  The source of such aggregate cash payment was the proceeds of the 2009 Private Placement discussed below.  Upon such purchase, the 2007 Senior Notes were canceled and the remaining principal of $12,500 along with unamortized debt issuance costs of $(2,377) and accrued interest of $621 resulted in a $10,744 gain on extinguishment of debt included in the condensed consolidated statements of operations.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The remaining proceeds of the 2009 Private Placement after the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the 2009 Private Placement and related transactions, and other general corporate purposes was approximately $11,300.  The 2009 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions are satisfied.  Subject to certain adjustments set forth in the 2009 Note, interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”) and 7% per annum paid in cash.  The Company may prepay the 2009 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2009 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2009 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2009 Note is prepaid prior to the three-year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2009 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2009 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2009 Note upon the occurrence of certain triggering events described in the 2009 Note.  Subject to limited exceptions, the Purchaser may not assign the 2009 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2009 Note or (c) an event of default as defined under the 2009 Note.  The Purchase Agreement also requires the 2009 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2009 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is repaid.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2009 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.   The Company agreed to register the resale of the shares of Class A Common Stock underlying the Sageview Warrants (the “Registration Rights Agreement”).  The Purchase Agreement, Note Purchase Agreement, 2009 Note, Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.

The 2009 Note is shown net of the discount associated with the issuance of the Sageview Warrants (see Note 6) and the PIK Interest.  As of December 31, 2009, the net balance of the 2009 Note was as follows:

	As of March 31, 2009	As of December 31, 2009
2009 Note, at issuance	$—	$75,000
Discount on 2009 Note	—	(9,895)
PIK Interest	—	2,333
2009 Note, net	$—	$67,438
Less current portion	—	—
Total long term portion	$—	$67,438

In August 2007, Phase 1 DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of December 31, 2009, the outstanding balance of the Vendor Note was $9,600.

In September 2009, Phase 2 DC obtained $898 of vendor financing (the “P2 Vendor Note”) for equipment used in Company’s Phase II Deployment. The P2 Vendor Note bears interest at 7% and requires quarterly interest-only payments through January 2010.  Quarterly installments commencing in April 2010 are to be repaid with 92.5% of the VPFs and ACFs received on this equipment with the payments being applied to accrued and unpaid interest first and any remaining amounts be applied to the principal.  The balance of the P2 Vendor Note, together with all accrued and unpaid interest is due on the maturity date of December 31, 2018.  The P2 Vendor Note may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three and nine months ended December 31, 2009, the Phase 2 DC repaid principal of $108 on the P2 Vendor Note.  As of December 31, 2009, the outstanding balance of the Vendor Note was $790.

During the three months ended September 30, 2009, Phase 2 DC obtained $615 of financing from certain exhibitors (the “P2 Exhibitor Notes”) for equipment used in the Company’s Phase II Deployment.  The P2 Exhibitor Notes bear interest at 7% and may be prepaid without penalty. The P2 Exhibitor Notes requires quarterly interest-only payments through June 2010. Principal is to be repaid in thirty-two equal quarterly installments commencing in September 2010. The P2 Exhibitor Notes may be prepaid at any time without penalty and are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2009, the outstanding balance of the P2 Exhibitor Notes was $615.

CREDIT FACILITIES

In August 2006, Phase 1 DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to Phase 1 DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit

Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Phase 1 DC’s deployment and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by Phase 1 DC bears interest, at the option of Phase 1 DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Phase 1 DC and the total debt of Phase 1 DC. Under the GE Credit Facility, Phase 1 DC paid interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Phase 1 DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Phase 1 DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Phase 1 DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Phase 1 DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Phase 1 DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. During the nine months ended December 31, 2008 and 2009, the Company repaid principal of $9,644 and $26,310, respectively, on the GE Credit Facility.  The 2009 payments include a prepayment of $5,000 in accordance with the GE Fifth Amendment described below, and a additional voluntary prepayments of $3,616 during the nine months ended December 31, 2009.  As of December 31, 2009, the outstanding principal balance of the GE Credit Facility was $159,538 at a weighted average interest rate of 10.7%.

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from 9 months of forward cash interest to a fixed $6,900 (which is included in restricted cash in the accompanying consolidated financial statements), and permitted a one-time payment of $2,600 to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2,000 at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid an amendment fee to GE and the other lenders of approximately $1,000.  The amendment fee was recorded as debt issuance costs and is being amortized over the remaining term of the GE Credit Facility.  At December 31, 2009, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended.

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

In April 2008, Phase 1 DC executed the Interest Rate Swap with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility to remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counterparty.  As of December 31, 2009, the fair value of the Interest Rate Swap liability was $2,453.  The change in fair value of the interest rate swap for the three months ended December 31, 2008 and 2009 amounted to a loss of $5,411 and a gain of $853, respectively and loss of $3,846 and a gain of $2,076 for the nine months ended December 31, 2008 and 2009, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of December 31, 2009, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment.  During the nine months ended December 31, 2008 and 2009, the Company repaid principal of $0 and $125, respectively, on the NEC Credit Facility.  As of December 31, 2009, the outstanding principal balance of the NEC Credit Facility was $376.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility with KBC Bank NV (the “KBC Related Facility”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Related Facility provides for borrowings of up to a maximum of $8,900 through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Related Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2009, $8,885 has been drawn down on the KBC Related Facility.  Interest expense on the KBC Related Facility for the three months ended December 31, 2008 and 2009 amounted to $0 and $166, respectively and $0 and $384 for the nine months ended December 31, 2008 and 2009, respectively.  As of December 31, 2009, the outstanding principal balance of the KBC Related Facility was $8,885.

At December 31, 2009, the Company was in compliance with all of its debt covenants.

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

On August 10, 2009, the Board declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company’s Class A Common Stock and each outstanding share of the Company’s Class B Common Stock, (the "Class B Common Stock," and together with the Class A Common Stock, the "Common Stock") under the terms of the Tax Preservation Plan.  The dividend is payable to the stockholders of record as of the close of business on August 10, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.001 per share, (the "Preferred B Stock") at a price of $6.00, subject to adjustment.  The Rights are not exercisable, and would only become exercisable when any person or group has acquired, subject to certain conditions, beneficial ownership of 4.99% or more of the Company’s outstanding shares of Class A Common Stock.  As of December 31, 2009, the Company did not record the dividends as a 4.99% or more change in the beneficial ownership of the Company’s outstanding shares of Class A Common Stock had not occurred.

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

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 5).  The Company registered the resale of these shares of Class A Common Stock and also registered an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company is recording the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the three months ended December 31, 2008 and 2009, the Company recorded $401 and $134, respectively, and $802 and $534 for the nine months ended December 31, 2008 and 2009, respectively, to interest expense in connection with the Advance Additional Interest Shares. See Note 5 on extinguishment of debt.

Commencing with the quarter ended December 31, 2008 and through the maturity of the previous 2007 Senior Notes in the quarter ended September 30, 2010, the Company was obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the initial value of the Additional Interest Shares to be $5,244 and is amortizing that amount over the 36 month term of the 2007 Senior Notes.  For the three months ended December 31, 2008 and 2009, the Company recorded $437 and $0, respectively, and $874 and $0 for the nine months ended December 31, 2008 and 2009, respectively, to interest expense in connection with the Additional Interest Shares.  In March 2009 and June 2009, the Company issued 220,000 shares of Class A Common Stock, each period, as Additional Interest Shares with a value of $136 and $220, respectively.  No Additional Interest Shares were issued in September 2009, as the 2007 Senior Notes were cancelled in August 2009.

In March 2008 and June 2008, the Company issued 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 5), which were part of the 1,249,875 shares previously registered on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and the additional 500,000 shares registered on the registration statement on Form S-3 filed on May 6, 2008, which was declared effective by the SEC on June 30, 2008.  For the three months ended December 31, 2008 and 2009, the Company did not record any non-cash interest expense in connection with the Interest Shares.  For the nine months ended December 31, 2008 and 2009, the Company recorded $1,342 and $186 as non-cash interest expense in connection with the Interest Shares.  No Interest Shares were issued and no interest was paid in cash in September 2009, as the 2007 Senior Notes were cancelled in August 2009.

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

In October 2009, the Company increased the number of shares Class A Common Stock authorized for issuance from 65,000,000 to 75,000,000 shares.

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

In connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company after February 2010, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days and a minimum average daily trading volume of 50,000 shares.  The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.

STOCK OPTION PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 5,000,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained stockholder approval to expand the size of the Plan to 5,000,000, from the previously authorized 3,700,000, shares of Class A Common Stock, at the Company’s 2009 Annual Meeting of Stockholders held on September 30, 2009.

Stock Options

During the nine months ended December 31, 2009, under the Plan, the Company granted stock options to purchase 1,652,500 shares of its Class A Common Stock to its employees at an exercise price of $1.37 per share, of which 171,000 were issued in exchange for the termination of the AccessDM options.  As of December 31, 2009, the weighted average exercise price for outstanding stock options is $4.12 and the weighted average remaining contractual life is 6.0 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2009	2,313,622	$6.11
Granted	1,652,500	1.37
Exercised	—	—
Cancelled/Forfeited	(27,250)	5.51
Balance at December 31, 2009	3,938,872	$4.12

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the nine months ended December 31, 2009, the Company granted 504,090 restricted stock units, of which 274,750 will vest equally over a three year period and 229,340 will vest at the end of the third year or sooner depending on the Company’s stock price.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2009	773,168	$1.83
Granted	504,090	1.06
Vested	(120,000)	2.06
Cancelled/Forfeited	(65,831)	1.67
Balance at December 31, 2009	1,091,427	$1.46

There were 1,040,440 restricted stock units granted which have not vested as of December 31, 2009.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

ACCESSDM STOCK OPTION PLAN

In August 2009, in connection with the 2009 Private Placement (see Note 5), AccessDM terminated its stock option plan and all stock options outstanding thereunder.  In exchange for the termination of the AccessDM stock options, the Company issued 171,000 stock options to the holders of AccessDM stock options, pursuant to the Plan.

WARRANTS

Warrants outstanding consist of the following:

Outstanding Warrant (as defined below)	March 31, 2009	December 31, 2009
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
Preferred Warrants	1,400,000	1,400,000
Sageview Warrants	—	16,000,000
Imperial Warrants	—	750,000
	2,627,471	19,377,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are conditionally callable by the Company. The underlying shares of these warrants are registered for resale.  As of December 31, 2009, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, certain then outstanding warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The underlying shares of these warrants are registered for resale.  As of December 31, 2009, all 760,196 of the August 2005 Warrants remained outstanding.

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are conditionally callable by the Company after February 2010, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days and a minimum average daily trading volume of 50,000 shares.  The Company agreed to register the resale of the shares of Class A Common Stock underlying the Preferred Warrants from time to time.  The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.  As of December 31, 2009, all 1,400,000 of the Preferred Warrants remained outstanding and the underlying shares have not yet been registered.

In August 2009, in connection with the 2009 Private Placement (see Note 5), the Company issued warrants to purchase 16,000,000 shares of Class A Common Stock at an exercise price of $1.37 per share (the “Sageview Warrants”).  The Sageview Warrants are exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with the Purchaser pursuant to which the Company agreed to register the resale of the underlying shares of the Sageview Warrants from time to time in accordance with the terms of the Registration Rights Agreement.  The fair value of the Sageview Warrants at the date of issuance was $10,732, using a Black-Scholes option valuation model and was recorded as a liability in the condensed consolidated financial statements.  For the three and nine months ended December 31, 2009, the Company recorded a gain of $613 and a loss of $3,576, respectively, for the change in fair value of warrants in the condensed consolidated statement of operations and resulted in a warrant liability fair value of $13,695 at December 31, 2009.  As of December 31, 2009, all 16,000,000 of the Sageview Warrants remained outstanding and the underlying shares have not yet been registered.

In connection with the 2009 Private Placement (see Note 5), the Company engaged Imperial Capital, LLC (“Imperial”) to provide financial advisory services.  As partial consideration for such services, the Company issued warrants to Imperial to purchase 750,000 shares of Class A Common Stock (the “Imperial Warrants”).  The Imperial Warrants have a customary cashless exercise feature and a strike price of $1.37 per share, become exercisable on February 11, 2010 and expire on August 11, 2014.  In connection with the issuance of the Imperial Warrants, the Company and Imperial entered into a registration rights agreement (the “Imperial Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of Class A Common Stock underlying the Imperial Warrants from time to time if other registrations are filed, in accordance with the terms of the Imperial Registration Rights Agreement.  The fair value of the Imperial Warrants at the date of issuance was $427, using a Black-Scholes option valuation model and was recorded in debt issuance costs and stockholders’ equity in the condensed consolidated financial statements at December 31, 2009.  As of December 31, 2009, all 750,000 of the Imperial Warrants remained outstanding and the underlying shares have not yet been registered.

7.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of December 31, 2009, Phase 2 DC also entered into master license agreements with six exhibitors covering a total of 911 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 911 contracted screens are contracts covering 536 screens with three exhibitors who will purchase and own Systems using their own financing, and will pay an upfront activation fee of $2,000 per screen to the Company (the “Exhibitor-Buyer Structure”). The Company will manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  For Systems covered under the Exhibitor-Buyer Structure, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its financial statements.  As of December 31, 2009 the Company has 227 Phase 2 Systems installed, including 67 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2009, the Company has purchased 12 Systems under this agreement for $898.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2009, the Company has purchased 138 Systems under this agreement for $10,096.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2009, the Company has not purchased any Systems under this agreement.

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

In the complaint, Landlord alleged that ADM Cinema violated its obligations under Article 12 of the lease in that ADM Cinema failed to comply with an Order of the Fire Department of the City of New York issued on September 24, 2007 calling for the installation of a sprinkler system in the Pavilion Theatre and that such violation constituted an event of default under the lease.  Landlord sought to terminate the lease and evict ADM Cinema from the premises and to recover its attorneys’ fees and damages for ADM Cinema’s alleged “holding over” by remaining on the premises. In July 2009, the Company entered into an agreement with Landlord to settle this matter whereby the Company would be responsible for 25% of the cost and expenses related to the installation of a sprinkler system. The Company’s share of the cost to install a sprinkler system is estimated to be $100.  As an additional condition of this agreement, any option to renew or extend this lease has been eliminated.  This lease ends on July 31, 2022.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the three and nine months ended December 31, 2009 is as follows:

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009
Net loss	$(6,384)	$(14,548)
Other comprehensive loss: Unrealized loss on available-for-sale investments	(43)	(60)
Comprehensive net loss	$(6,427)	$(14,608)

There was no comprehensive income (loss) for the three and nine months ended December 31, 2008.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Nine Months Ended December 31,
	2008	2009
Interest paid	$15,758	$24,448
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$231	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$129	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$82	$—
Issuance of Class A Common Stock to SDE as payment for services and resources	$93	$—
Assets acquired under capital leases	$92	$901
Accretion of preferred stock discount	$—	$72
Accrued dividends on preferred stock	$—	$300
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$437

10.	SEGMENT INFORMATION

Beginning September 1, 2009, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments.  The Company is comprised of five reportable segments: Phase I Deployment, Phase II Deployment, Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on income (loss) from operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments, the Company has restated the segment information for the prior periods.  Future changes to this organization structure may result in changes to the reportable segments disclosed.

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

Since May 1, 2007, the Company’s IDCs have been operated by FiberMedia, consisting of unrelated third parties,

pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.  One of the remaining IDC leases expires in July 2010, which the Company does not intend to renew.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$527	$—	$156	$10,010	$14	$—	$10,707
Total goodwill	$—	$—	$4,306	$1,568	$2,150	$—	$8,024
Total assets	$250,030	$5,330	$19,911	$21,391	$9,476	$16,259	$322,397

Notes payable, non-recourse	$195,448	$—	$—	$—	$—	$—	$195,448
Notes payable	—	—	501	35	—	55,221	55,757
Capital leases	—	—	—	68	5,939	—	6,007
Total debt	$195,448	$—	$501	$103	$5,939	$55,221	$257,212

	As of December 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$493	$—	$54	$7,893	$12	$—	$8,452
Total goodwill	$—	$—	$4,306	$1,568	$2,150	$—	$8,024
Total assets	$226,698	$12,364	$19,958	$19,546	$8,521	$22,852	$309,939

Notes payable, non-recourse	$169,138	$10,290	$—	$—	$—	$—	$179,428
Notes payable	—	—	376	—	—	67,438	67,814
Capital leases	—	28	314	47	5,831	—	6,220
Total debt	$169,138	$10,318	$690	$47	$5,831	$67,438	$253,462

Capital Expenditures	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
For the nine months ended December 31, 2008	$15,782	$—	$1,923	$241	$148	$21	$18,115
For the nine months ended December 31, 2009	$66	$11,768	$1,075	$30	$100	$6	$13,045

	For the Three Months Ended December 31, 2008
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$13,956	$29	$1,679	$4,862	$2,184	$—	$22,710
Intersegment revenues	1	—	81	12	125	—	219
Total segment revenues	13,957	29	1,760	4,874	2,309	—	22,929
Less :Intersegment revenues	(1)	—	(81)	(12)	(125)	—	(219)
Total consolidated revenues	$13,956	$29	$1,679	$4,862	$2,184	$—	$22,710
Direct operating (exclusive of depreciation and amortization shown below)	283	18	1,243	3,726	1,798	—	7,068
Selling, general and administrative	165	323	539	1,541	233	1,890	4,691
Plus: Allocation of Corporate overhead	—	—	1,215	337	161	(1,713)	—
Provision for doubtful accounts	—	—	—	88	10	—	98
Research and development	—	—	107	—	—	—	107
Stock-based compensation	32	—	38	27	3	195	295
Impairment of goodwill	—	—	—	4,565	1,960	—	6,525
Depreciation and amortization of property and equipment	7,142	—	473	238	256	17	8,126
Amortization of intangible assets	11	—	82	706	22	—	821
Total operating expenses	7,633	341	3,697	11,228	4,443	389	27,731
Income (loss) from operations	$6,323	$(312)	$(2,018)	$(6,366)	$(2,259)	$(389)	$(5,021)

	For the Three Months Ended December 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$12,053	$480	$1,694	$5,452	$2,090	$—	$21,769
Intersegment revenues	3	—	543	11	117	—	674
Total segment revenues	12,056	480	2,237	5,463	2,207	—	22,443
Less :Intersegment revenues	(3)	—	(543)	(11)	(117)	—	(674)
Total consolidated revenues	$12,053	$480	$1,694	$5,452	$2,090	$—	$21,769
Direct operating (exclusive of depreciation and amortization shown below)	(102)	15	1,528	3,439	1,705	—	6,585
Selling, general and administrative	38	46	785	1,361	193	1,735	4,158
Plus: Allocation of Corporate overhead	—	—	1,143	101	48	(1,292)	—
Provision for doubtful accounts	—	—	—	144	—	—	144
Research and development	—	—	47	—	—	—	47
Stock-based compensation	—	—	89	32	3	222	346
Depreciation and amortization of property and equipment	7,139	297	451	212	182	5	8,286
Amortization of intangible assets	11	—	23	705	1	—	740
Total operating expenses	7,086	358	4,066	5,994	2,132	670	20,306
Income (loss) from operations	$4,967	$122	$(2,372)	$(542)	$(42)	$(670)	$1,463

	For the Nine Months Ended December 31, 2008
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$38,570	$29	$5,894	$13,325	$7,311	$—	$65,129
Intersegment revenues	1	—	370	34	297	—	702
Total segment revenues	38,571	29	6,264	13,359	7,608	—	65,831
Less :Intersegment revenues	(1)	—	(370)	(34)	(297)	—	(702)
Total consolidated revenues	$38,570	$29	$5,894	$13,325	$7,311	$—	$65,129
Direct operating (exclusive of depreciation and amortization shown below)	705	18	3,806	9,126	5,942	—	19,597
Selling, general and administrative	875	323	1,559	5,077	658	5,219	13,711
Plus: Allocation of Corporate overhead	—	—	2,713	753	361	(3,827)	—
Provision for doubtful accounts	(150)	—	40	311	70	—	271
Research and development	—	—	207	—	—	—	207
Stock-based compensation	53	—	116	70	(27)	441	653
Impairment of goodwill	—	—	—	4,565	1,960	—	6,525
Depreciation and amortization of property and equipment	21,398	—	1,362	796	788	50	24,394
Amortization of intangible assets	11	—	383	2,209	65	1	2,669
Total operating expenses	22,892	341	10,186	22,907	9,817	1,884	68,027
Income (loss) from operations	$15,678	$(312)	$(4,292)	$(9,582)	$(2,506)	$(1,884)	$(2,898)

	For the Nine Months Ended December 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$34,081	$1,174	$5,509	$12,662	$6,890	$—	$60,316
Intersegment revenues	3	—	676	18	344	—	1,041
Total segment revenues	34,084	1,174	6,185	12,680	7,234	—	61,357
Less :Intersegment revenues	(3)	—	(676)	(18)	(344)	—	(1,041)
Total consolidated revenues	$34,081	$1,174	$5,509	$12,662	$6,890	$—	$60,316
Direct operating (exclusive of depreciation and amortization shown below)	340	100	4,051	8,148	5,474	—	18,113
Selling, general and administrative	276	540	1,699	4,108	623	4,854	12,100
Plus: Allocation of Corporate overhead	—	—	3,342	313	149	(3,804)	—
Provision for doubtful accounts	—	—	39	369	—	—	408
Research and development	—	—	151	—	—	—	151
Stock-based compensation	74	—	175	87	9	767	1,112
Depreciation and amortization of property and equipment	21,418	741	1,338	647	594	24	24,762
Amortization of intangible assets	34	—	102	2,117	2	—	2,255
Total operating expenses	22,142	1,381	10,897	15,789	6,851	1,841	58,901
Income (loss) from operations	$11,939	$(207)	$(5,388)	$(3,127)	$39	$(1,841)	$1,415

11. RELATED PARTY TRANSACTIONS

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., currently the Company’s largest shareholder.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2009 and February 12, 2010, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In February 2010, the KBC Related Facility was increased by $2,890 to fund the purchase of additional Systems from Barco.

In February 2010, in connection with the Company’s Phase II Deployment, Phase 2 DC entered into a master license agreement with an exhibitor covering 205 screens under the Exhibitor-Buyer Structure, whereby the exhibitor agreed to the placement of Systems as part of the Phase II Deployment.

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

OVERVIEW

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009 the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc. to Cinedigm Digital Cinema Corp., and such change was effected October 5, 2009.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  Beginning September 1, 2009, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to five primary businesses: first digital cinema deployment (“Phase I Deployment”), second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides technology solutions, software services, electronic content delivery services via satellite and hard drive to the motion picture industry, primarily to facilitate the conversion from analog (film) to digital cinema and has positioned the Company at what it believes to be the forefront of rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).

Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The Phase I Deployment segment of our business is comprised of Christie/AIX, Inc. (“Phase 1 DC”).  The Phase II Deployment segment is comprised of Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”). The Services segment of our business is comprised of FiberSat Global Services, Inc. d/b/a AccessIT Satellite and Support Services, (“Satellite”), Access Digital Media, Inc. (“AccessDM” and, together with Satellite, “DMS”), Hollywood Software, Inc. d/b/a AccessIT Software (“Software”), and PLX Acquisition Corp.  The Content & Entertainment segment of our business is comprised of UniqueScreen Media, Inc. (“USM”) and Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group (“CEG”). Our Other segment consists of the operations of Core Technology Services, Inc. (“Managed Services”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”) and our Access Digital Server Assets.  In the past our Other segment included the operations of our internet data centers (“IDCs”).  However, since May 2007, our three IDCs have been operated by FiberMedia, consisting of unrelated third parties, and substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.  One of the remaining IDC leases expires in July 2010, which the Company does not intend to renew.

The following organizational chart provides a graphic representation of our business and our five reporting segments:

We have incurred net losses of $17.4 million and $6.4 million in the three months ended December 31, 2008 and 2009, respectively, and $28.0 million and $14.5 million in the nine months ended December 31, 2008 and 2009, respectively, and we have an accumulated deficit of $153.0 million as of December 31, 2009. We also have significant contractual obligations related to our recourse and non-recourse debt for the remainder of fiscal year 2010 and beyond. We expect to continue generating net losses for the foreseeable future.  Based on our cash position at December 31, 2009, and expected cash flows from operations, management believes that we have the ability to meet its obligations through December 31, 2010. In August 2009, we entered into a private placement of a senior secured recourse note and extinguished its existing senior notes, which provided net proceeds after repayment of existing debt, funding of an interest reserve and transactions fees and expenses of approximately $11.3 million of working capital funding.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended December 31, 2008 and 2009

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$13,956	$12,053	(14)%
Phase II Deployment	29	480	1,555%
Services	1,679	1,694	1%
Content & Entertainment	4,862	5,452	12%
Other	2,184	2,090	(4)%
	$22,710	$21,769	(4)%

Revenues decreased $0.9 million or 4%.  The 14% decrease in revenues in the Phase I Deployment segment was  attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by an increase in quarterly screen turnover.  The increase in revenues in the Phase II Deployment segment was due to Phase 2 DC VPF revenues which commenced during the three months ended December 31, 2008 and increased as total Phase 2 DC Systems deployed expanded from 54 Systems at December 31, 2008 compared to 227 Phase 2 DC Systems installed at December 31, 2009.  Revenues in the Services segment were flat, consisting of decreased revenues in the DMS unit from (i) fewer digital feature and trailer deliveries as DMS maintained its movie studio customers but experienced limited growth in the number of digital delivery sites and an 18% decrease in non-theatrical satellite services revenues due to general economic factors offset by (ii) a 44% increase in Software revenues due to increased license and maintenance fees from Phase 2 deployments as well as new Theatrical Distribution Software customers; and (iii) increased service fees generated by the 227 Phase 2 DC Systems installed as well as initial service fees generated by additional Phase 2 DC Systems deployed through the structure where exhibitors purchase and own Systems using their own financing (the “Exhibitor-Buyer Structure”). We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as additional Systems are deployed under both the recent $100 million non-recourse credit facility commitment letters from GECC’s Media, Communications & Entertainment business (“GE Capital”) and Société Générale Corporate & Investment Banking (“Soc Gen”) as well as through the Exhibitor-Buyer Structure launched in September 2009, initially with two exhibitors.

In the Content & Entertainment segment, revenues increased 12% due to $1.8 million of content distribution-related revenues earned by CEG from events such as Opa!, an independent film distributed by CEG to 240 theaters, and Dave Matthews Band in 3-D, a recorded 3-D concert film distributed by CEG to 520 theaters.  These gains were offset by a 14% decline in in-theatre advertising revenues at USM.  This decline was attributable to (i) the elimination of various under-performing customer contracts, (ii) the current weak economic environment for local advertising, and (iii) a decrease in non-cash barter revenues of $0.6 million, which represents the fair value of advertising provided to alternative content providers of CEG, offset by a 22% increase in national advertising revenues generated by the contract with Screenvision. The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

We expect consolidated revenues to remain consistent during the remainder of our fiscal year relative to the previous fiscal year, with lower Phase 1 screen turnover, and resulting VPF revenue, offset by increased revenues from our growing Phase 2 screen base and our services businesses. The primary cause of the VPF decline is Avatar which opened on December 18, 2009 on approximately 650 screens in our Phase I and II Deployments and remains booked on almost all of those screens. This anomaly is expected to reduce our fiscal Q4 revenues by $1.0-$1.2 million.  Currently scheduled advanced movie studio release schedules reflect a return to normal release schedules and our expected revenue patterns in our fiscal 2011 first quarter.  Longer term we expect revenues to increase, primarily due to continued Phase 2 Systems deployed from both Cinedigm-financed screens and screens deployed under the Exhibitor-Buyer Structure.  These deployments will drive increased levels of VPF revenues, digital cinema services fees, software license and maintenance fees, digital delivery fees and content distribution fees.  As of December 31, 2009, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of December 31, 2009, Phase 2 DC also entered into master license agreements with six exhibitors covering a total of 911 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 911 contracted screens are contracts covering 536 screens with three exhibitors who will purchase and own Systems using their own financing, and will pay an upfront activation fee of $2,000 per screen to the Company (the “Exhibitor-Buyer Structure”). The Company will manage the billing an collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  For Systems covered under the Exhibitor-Buyer Structure, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its financial statements.  As of December 31, 2009 the Company has 227 Phase 2 Systems installed, including 67 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is still upon the completion of appropriate vendor supply agreements and financing for the purchase of Systems.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$283	$(102)	(136)%
Phase II Deployment	18	15	(17)%
Services	1,243	1,528	23%
Content & Entertainment	3,726	3,439	(8)%
Other	1,798	1,705	(5)%
	$7,068	$6,585	(7)%

Direct operating expenses decreased $0.5 million or 7%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the reduction of an accrual for certain operating expenses, reduced property taxes incurred on deployed Systems and prior year costs now being allocated to our Servicer Co..  The increase in the Services segment was primarily related to the expense within DMS associated with the start-up and shift to a new trailer delivery program, additional costs incurred in support of the Phase II Deployment and the allocation of additional costs to our Servicer Co. which were shown within the Phase I Deployment segment in the prior year.  The decrease in the Content & Entertainment segment was primarily related to a 20% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, reduced operational staffing levels at USM and reduced non-cash content acquisition expenses of $0.6 million for CEG related to the fair value of barter advertising provided by USM offset by increased advertising and marketing costs in CEG related to the release of Opa! and the release of Dave Matthews Band in 3-D. We expect direct operating expenses to decrease as compared to prior periods and remain constant at the current level.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$165	$38	(77)%
Phase II Deployment	323	46	(86)%
Services	539	785	46%
Content & Entertainment	1,541	1,361	(12)%
Other	233	193	(17)%
Corporate	1,890	1,735	(8)%
	$4,691	$4,158	(11)%

Selling, general and administrative expenses decreased approximately $0.5 million or 11%.  The decrease was primarily caused by reduced payroll related expenses in the Phase I Deployment and Phase II Deployment segments as those costs are now being allocated to our Servicer Co. within the Services segment.  The decrease was also related to reduced staffing levels in the Content & Entertainment segment and decreased professional fees and investor relations expenses within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of December 31, 2008 and 2009, we had 251 and 235 employees, of which 43 and 42 were part-time employees and 41 and 38 were salespersons, respectively.  We expect selling, general and administrative expenses to decrease as compared to prior periods and remain relatively constant at the current level.

Impairment of goodwill

Based on the Company’s testing at December 31, 2008, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment and the Pavilion Theatre, in the Other segment, were below the carrying amounts and recorded an aggregate impairment charge of $6.5 million.  This resulted from the continued decline in our market capitalization, the extremely depressed economic conditions generally, the re-evaluation of our forecasts and other assumptions, and the diminished market values of our identified peer companies.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$7,142	$7,139	—
Phase II Deployment	—	297	—
Services	473	451	(5)%
Content & Entertainment	238	212	(11)%
Other	256	182	(29)%
Corporate	17	5	(71)%
	$8,126	$8,286	2%

Depreciation and amortization expense increased $0.2 million or 2%.  Other than the Phase II Deployment segment, the decreases reflect reduced expense on assets which are fully depreciated or amortized at December 31, 2009.  The increase in the Phase II Deployment segment represents depreciation on the Phase 2 DC Systems which were not in service during the three months ended December 31, 2008.  We expect the depreciation and amortization expense in the Phase II Deployment segment to increase as new Phase 2 DC Systems are installed.

Interest expense

	For the Three Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment, non-recourse	$4,140	$5,107	23%
Phase II Deployment, non-recourse	—	210	—
Services	9	17	89%
Content & Entertainment	35	3	(91)%
Other	259	258	—
Corporate	2,492	3,666	47%
	$6,935	$9,261	34%

Interest expense increased $2.3 million or 34%. Total interest expense included $6.0 million and $8.7 million of interest paid and accrued for the three months ended December 31, 2008 and 2009, respectively.  The increase in interest paid and accrued within the Phase I Deployment segment relates to the increased interest rate on the GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below) and increased interest within the Phase II Deployment segment related to the credit facility with KBC Bank NV (“KBC”) to fund the purchase of Systems (the “KBC Related Facility”) from Barco, Inc. (“Barco”).  Interest paid and accrued within Corporate increased $1.5 million due to the note issued in August 2009 (the “2009 Note”).  Interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”) and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $0.9 million and $0.6 million for the three months ended December 31, 2008 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009.  During the three months ended December 31, 2009 accretion of $0.5 million was recorded on the note payable discount associated with the 2009 Note and will continue over the term of the 2009 Note.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, partially offset by limited borrowings related to the Phase II Deployment, we expect our interest expense to stabilize and remain relatively constant at the current level, as reduced interest from the 2007 Senior Notes has been replaced by increased interest on the 2009 Note.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $5.4 million and a gain of $0.9 million for the three months ended December 31, 2008 and 2009, respectively.  The loss which resulted during the three months ended December 31, 2008 resulted from the decline in Libor rates and the then projected outlook for the Libor rates remaining below the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview Capital LP (“Sageview”), related to the 2009 Note, was a gain of $0.6 million for the three months ended December 31, 2009.  The change in fair value will change based on the volatility and closing stock price of the Company’s Class A Common Stock.  Until the shares underlying these warrants are registered with the SEC, the Company will continue to adjust the warrant liability each quarter to the then fair value.

Results of Operations for the Nine Months Ended December 31, 2008 and 2009

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$38,570	$34,081	(12)%
Phase II Deployment	29	1,174	3,948%
Services	5,894	5,509	(7)%
Content & Entertainment	13,325	12,662	(5)%
Other	7,311	6,890	(6)%
	$65,129	$60,316	(7)%

Revenues decreased $4.8 million or 7%.  The decrease in revenues in the Phase I Deployment segment was primarily due to an 11% decrease in Phase 1 DC’s VPF revenues, attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by an increase in quarterly screen turnover.  The increase in revenues in the Phase II Deployment segment was due to Phase 2 DC VPF revenues which were not generated during the entire nine months ended December 31, 2008, as no Phase 2 DC’s Systems were installed and ready for content until December 2008. The decrease in revenues in the Services segment was primarily due to (i) a 13% decrease in DMS revenues, attributable to flat revenues from digital feature and trailer deliveries as DMS maintained its movie studio customers but experienced limited growth in the number of digital delivery sites and a 26% decrease in non-theatrical satellite services revenues due to general economic factors; (ii) a 2% increase in Software revenues related to increased Phase 2 deployment license and maintenance fees; offset by (iii) the beginning of Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure.  We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as additional Systems are deployed under both the recent $100 million non-recourse credit facility commitment letters from GE Capital and Soc Gen as well as through the Exhibitor-Buyer Structure launched in September 2009 initially with two exhibitors.

In the Content & Entertainment segment, revenues decreased 5% due to a 22% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts, as well as the current weak economic environment, offset by 21% increase in national advertising revenues generated by the partnership with

Screenvision.  CEG’s distribution revenues relating to digitally-equipped locations increased 216% or $1.5 million for content distribution-related revenues by CEG with the release of Opa! and the release of Dave Matthews Band in 3-D.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$705	$340	(52)%
Phase II Deployment	18	100	456%
Services	3,806	4,051	6%
Content & Entertainment	9,126	8,148	(11)%
Other	5,942	5,474	(8)%
	$19,597	$18,113	(8)%

Direct operating expenses decreased $1.5 million or 8%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the reduction of an accrual for certain operating expenses and prior year costs now being allocated to our Servicer Co. and a decrease in property taxes incurred on deployed Systems.  The increase in direct operating costs in the Phase II Deployment segment was due to Phase 2 DC costs which were not generated during the entire nine months ended December 31, 2008.  The increase in the Services segment was primarily related to start-up trailer delivery expense within DMS not incurred in the prior year, additional costs incurred in support of the Phase II Deployment and the allocation of costs to our Servicer Co. which were shown within the Phase I Deployment segment in the prior year, offset by reduced operational staffing levels in Software.  The decrease in the Content & Entertainment segment was primarily related to a 16% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, reduced operational staffing levels at USM offset by increased advertising and marketing costs in CEG related to the release of Opa! and the release of Dave Matthews Band in 3-D. We expect direct operating expenses to decrease as compared to prior periods and remain constant at the current level.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$875	$276	(68)%
Phase II Deployment	323	540	67%
Services	1,559	1,699	(9)%
Content & Entertainment	5,077	4,108	(19)%
Other	658	623	(5)%
Corporate	5,219	4,854	(7)%
	$13,711	$12,100	(12)%

Selling, general and administrative expenses decreased approximately $1.6 million or 12%.  The decrease was related to reduced staffing levels in both the Services segment and the Content & Entertainment segment, and decreased professional fees and travel expenses within Corporate. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of December 31, 2008 and 2009, we had 251 and 235 employees, of which 43 and 42 were part-time employees and 41 and 38 were salespersons, respectively.  We expect selling, general and administrative expenses to decrease as compared to prior periods and remain relatively constant at the current level.

Stock-based compensation

Stock-based compensation expense increased approximately $0.5 million or 70%.  The increase was primarily related to the expenses associated with the stock option awards granted during the three months ended September 30, 2009 which were issued in exchange for the termination of the AccessDM options.  Such grants vested upon issuance and resulted in an additional $0.3 million of expense during the nine months ended December 31, 2009.

Impairment of goodwill

Based on the Company’s testing at December 31, 2008, the Company concluded that the fair value of its reporting units within the Content & Entertainment segment and the Pavilion Theatre, in the Other segment, were below the carrying amounts and recorded an aggregate impairment charge of $6.5 million.  This resulted from the continued decline in our market capitalization, the extremely depressed economic conditions generally, the re-evaluation of our forecasts and other assumptions, and the diminished market values of our identified peer companies.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment	$21,398	$21,418	—
Phase II Deployment	—	741	—
Services	1,362	1,338	(2)%
Content & Entertainment	796	647	(19)%
Other	788	594	(25)%
Corporate	50	24	(52)%
	$24,394	$24,762	2%

Depreciation and amortization expense increased $0.4 million or 2%.  Other than the Phase II Deployment segment, the decreases reflect reduced expense on assets which are fully depreciated or amortized at December 31, 2009.  The increase in the Phase II Deployment segment represents depreciation on the Phase 2 DC Systems which were not in service during the nine months ended December 31, 2008.  We expect the depreciation and amortization expense in the Phase II Deployment segment to generally increase as new Phase 2 DC Systems are installed.

Interest expense

	For the Nine Months Ended December 31,
($ in thousands)	2008	2009	Change
Phase I Deployment, non-recourse	$12,990	$15,390	18%
Phase II Deployment, non-recourse	—	504	—
Services	15	57	280%
Content & Entertainment	42	9	(79)%
Other	780	778	—
Corporate	7,274	8,864	22%
	$21,101	$25,602	21%

Interest expense increased $4.5 million or 21%. Total interest expense included $17.2 million and $23.2 million of interest paid and accrued for the nine months ended December 31, 2008 and 2009, respectively.  The increase in interest paid and accrued within the Phase I Deployment segment relates to the increased interest rate on the GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below) and increased interest within the Phase II Deployment segment related to the KBC Related Facility to fund the purchase of Systems from Barco.  Interest paid and accrued within Corporate increased $1.5 million due to the 2009 Note.  Interest on the 2009 Note is 8% PIK Interest and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $3.9 million and $2.4 million for the nine months ended December 31, 2008 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009.  Accretion of $0.8 million since August 2009 on the note payable discount associated with the 2009 Note will continue over the term of the 2009 Note.

As a result of the completion of our Phase I Deployment and the continued payments of principal related to the GE Credit Facility, partially offset by limited borrowings related to the Phase II Deployment, we expect our interest expense to stabilize, as reduced interest from the 2007 Senior Notes has been replaced by increased interest on the 2009 Note.

Extinguishment of debt

The gain on the extinguishment of debt was $10.7 million for the nine months ended December 31, 2009, which resulted from the satisfaction of the principal and any accrued and unpaid interest on the 2007 Senior Notes for an aggregate purchase price of $42.5 million which resulted in a gain of $12.5 million of remaining principal along with $0.6 million in unpaid accrued interest offset by unamortized debt issuance costs of $2.4 million.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was $2.1 million for the nine months ended December 31, 2009.  This represents Phase 1 DC’s unrealized gain from the change in the fair value of the Interest Rate Swap executed in April 2008 related to the GE Credit Facility.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview, related to the 2009 Note, was a loss of $3.0 million for the nine months ended December 1, 2009.  At December 31, 2009, the fair value of the warrant liability was $13.7 million.  The change in fair value will change based on the volatility and closing stock price of the Company’s Class A Common Stock.  Until the shares underlying these warrants are registered with the SEC, the Company will continue to adjust the warrant liability each quarter to the then fair value.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. ASU 2009-13 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not believe that ASU 2009-13 will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not believe that ASU 2009-14 will have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. The Company is currently evaluating the impact the adoption of ASU 2010-06 will have on the Company’s consolidated financial statements disclosures.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 38,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 7,500 of the domestic screens are equipped with digital cinema technology, and 3,950 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a three year period starting October 2008, of which 227 Systems have been installed as of December 31, 2009. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings and measuring the VPFs, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, Phase 1 DC entered into a credit agreement (the “Credit Agreement”) with GECC, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict Phase 1 DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of December 31, 2009, the outstanding principal balance of the GE Credit Facility was $159.5 million at a weighted average interest rate of 10.7%.

In August 2007, Phase 1 DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of December 31, 2009, the outstanding principal balance of the Vendor Note was $9.6 million.

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

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from nine months of forward cash interest to a fixed $6.9 million, and permitted a one-time payment of $2.6 million to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2.0 million at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid fees to GE and the other lenders totaling $1.0 million.  At December 31, 2009 the Company was in compliance with all covenants contained in the GE Credit Facility, as amended and noted above.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into the KBC Related Facility to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2009, $8.9 million has been drawn down on the KBC Related Facility and the outstanding principal balance of the KBC Related Facility was $8.9 million.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75.0 million and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The net proceeds of the 2009 Private Placement of approximately $63.7 million will be used for the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the Private Placement and related transactions, and other general corporate purposes.  The 2009 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions set forth in the 2009 Note are satisfied.  Subject to certain adjustments set forth in the 2009 Note, interest on the 2009 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2009 Note (“PIK Interest”) and 7% per annum paid in cash.  The Company may prepay the 2009 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2009 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2009 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2009 Note is prepaid prior to the three-year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2009 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2009 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2009 Note upon the occurrence of certain triggering events described in the 2009 Note.  Subject to limited exceptions, the Purchaser may not assign the 2009 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2009 Note or (c) an event of default as defined in the 2009 Note.  The Purchase Agreement also requires the 2009 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2009 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is paid off.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2009 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.  The Company agreed to register the resale of the shares of Class A Common Stock underlying the Sageview Warrants (the “Registration Rights Agreement”).  The Purchase Agreement, Note Purchase Agreement, 2009 Note, Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.  As of December 31, 2009, the net balance of the 2009 Note was $67.4 million.

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

As of December 31, 2009, we had cash and cash equivalents, investment securities and restricted cash totaling $28.5 million and our working capital, defined as current assets less current liabilities, was $2.2 million.

Operating activities provided net cash of $21.6 million and $6.5 million for the nine months ended December 31, 2008 and 2009, respectively.  The decrease in cash provided by operating activities was primarily due to increased payments for accounts payable and accrued expenses and an increase in non-trade receivables coupled with greater amounts of non-cash expenses, specifically the gain from extinguishment of debt, offset by a decreased net loss.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $19.5 million and $29.9 million for the nine months ended December 31, 2008 and 2009, respectively. The increase was due to the purchase of available-for-sale investments related to the funds received from the 2009 Note offset by reduced payments on Systems purchased in addition to an increase in restricted cash of $6.9 million related to the fourth amendment with respect to the GE Credit Facility. We expect investing activities to use less cash than prior periods moving forward at least until additional Systems for the Phase II Deployment are purchased and installed.

Financing activities used net cash of $9.2 million for the nine months ended December 31, 2008 and provided net cash of $9.2 million for the nine months ended December 31, 2009.  The increase in cash provided was due to the proceeds from the 2009 Note and the proceeds from credit facilities for Systems for our Phase II Deployment offset by the repayment of the 2007 Senior Notes, increased principal repayments on the GE Credit Facility and debt issuance costs paid resulting from the GE Fourth Amendment and the 2009 Note.  Financing activities are expected to continue using net cash, primarily for principal repayments on the GE Credit Facility and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

The Company expects to deploy Phase II Systems using a combination of Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and both the exhibitors’ and Cinedigm’s ability to finance Phase 2 Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time.

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

The following table summarizes our significant contractual obligations as of December 31, 2009 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Long-term recourse debt (1)	$111,994	$181	$190	$111,623	$—
Long-term non-recourse debt (2)	179,428	25,791	64,170	76,583	12,884
Capital lease obligations	6,220	499	425	506	4,790
Debt-related obligations, principal	297,642	26,471	64,785	188,712	17,674

Interest on recourse debt (3)	30,038	5,603	12,641	11,794	—
Interest on non-recourse debt	44,291	14,403	21,479	6,422	1,987
Interest on capital leases	8,717	1,029	1,946	1,796	3,946
Total interest	83,046	21,035	36,066	20,012	5,933
Total debt-related obligations	$380,688	$47,506	$100,851	$208,724	$23,607
Operating lease obligations (4)	$6,972	$2,157	$2,440	$2,341	$34
Theatre agreements (5)	17,807	3,488	4,710	4,309	5,300
Obligations to be included in operating expenses	24,779	5,645	7,150	6,650	5,334
Purchase obligations (6)	1,981	1,981	—	—	—
Total	$407,448	$55,132	$108,001	$215,374	$28,941

Total non-recourse debt including interest	$223,719	$40,194	$85,649	$83,005	$14,871

(1)
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

(3)
Includes the remaining interest of approximately $9.2 million on the 2009 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2009 Note.

(4)
Includes the remaining operating lease agreements for the two IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $4.9 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.  One of the remaining IDC leases expires in July 2010, which the Company does not intend to renew.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.
(6)	Includes $1.7 million for additional Phase II Systems to be purchased from Barco with funds from the increase in the KBC Related Facility.

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

Subsequent Events

We have evaluated events and transactions that occurred between December 31, 2009 and February 12, 2010, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In February 2010, the KBC Related Facility was increased by $2,890 to fund the purchase of additional Systems from Barco.

In February 2010, in connection with the Company’s Phase II Deployment, Phase 2 DC entered into a master license agreement with an exhibitor covering 205 screens under the Exhibitor-Buyer Structure, whereby the exhibitor agreed to the placement of Systems as part of the Phase II Deployment.

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

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	February 11, 2010	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 11, 2010	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer and Director (Principal Financial Officer)

Date:	February 11, 2010	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.