Form 10-K
period 2010-03-31
Cinedigm Digital Cinema Corp.
filed 2010-06-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-31810
___________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.40 per share, the closing price of such common equity on the Nasdaq Global Market, as of June 11, 2010, was approximately $31,496,000.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 11, 2010, 29,258,744 shares of Class A Common Stock, $0.001 par value and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on or about September 14, 2010.

CINEDIGM DIGITAL CINEMA CORP.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;
•	the performance of our targeted markets;
•	competitive product and pricing pressures;
•	changes in business relationships with our major customers;
•	successful integration of acquired businesses;
•	general economic and market conditions in the United States;
•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and
•	the other risks and uncertainties that are set forth in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results.  Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

In this report, “Cinedigm,” “we,” “us,” “our” and the “Company” refers to Cinedigm Digital Cinema Corp. and its subsidiaries unless the context otherwise requires.

PART I

ITEM 1. BUSINESS

OVERVIEW

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009, the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc. to Cinedigm Digital Cinema Corp., and such change was effected October 5, 2009.

Cinedigm is a digital cinema services, specialty finance and content distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  Adjoined to this digital cinema conversion business is a series of business units designed to leverage the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  Cinedigm combines its infrastructure, technology and relationships to create a digital content origination, marketing, advertising and distribution business focused on alternative content and independent film.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift at the expense of incumbents.

Beginning September 1, 2009, the Company changed its organizational structure which impacted its reportable segments, but did not impact its consolidated financial position, results of operations or cash flows. The Company realigned its focus to five primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and owners of the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment licenses and or owns alternative or independent film content and provides marketing and distribution services to theatrical content owners and also provides pre-show in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  In March 2010, the Company decided to realign our technical and financial resources and to discontinue our motion picture exhibition to the general public and this business is no longer included in continuing operations.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 10 to the Company’s Consolidated Financial Statements.

DEPLOYMENT

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”)
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the residual cash flows related to the Systems after the repayment of all non-recourse debt and The Company retains ownership of the Systems at the expiration of exhibitor master license agreements.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company’s second digital cinema deployment, through Phase 2 DC (the “Phase II Deployment”).  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed Phase 1 DC, a wholly-owned subsidiary of AccessDM, to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”).  In December 2007, Phase 1 DC completed its Phase I Deployment with 3,724 Systems installed.

In October 2007, we formed Phase 2 DC for the administration of up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems will be purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).

Digital Cinema

The business of Phase 1 DC and Phase 2 DC consists of the ownership and licensing of digital systems to theatrical exhibitors and the collection of VPFs from motion picture studios and distributors and ACFs from alternative content providers and theatrical exhibitors, when content is shown on exhibitors’ screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry’s transition from analog (film) to digital cinema.  As part of Phase 1 DC’s Phase I Deployment of digital systems, Phase 1 DC has agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing Phase 1 DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment on 3,724 Systems.  Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including a Cinedigm subsidiary, Cinedigm Content and Entertainment Group (see Content and Entertainment section below).   In connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of March 31, 2010, Phase 2 DC also entered into master license agreements with eleven exhibitors covering a total of 1,543 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 1,543 contracted screens are contracts covering 736 screens with five exhibitors who will purchase and own Systems using their own financing, and will pay an upfront installation fee of $2 thousand per screen to the Company’s Cinedigm Digital Cinema Services division (the “Exhibitor-Buyer Structure”). The Company will manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  For Systems covered under the Exhibitor-Buyer Structure, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its financial statements.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.  For Phase 2 Systems the Company will own and finance, it typically receives a similar $2 thousand installation fee and an ongoing administrative fee that will approximate 10% of VPFs collected.  As of March 31, 2010, the Company has 336 Phase 2 Systems installed, including 176 screens under the Exhibitor-Buyer Structure.

VPFs are earned pursuant to the contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC according to fixed fee schedules, when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed using the Systems.

Phase 2 DC’s agreements with distributors require the payment of VPFs for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPFs once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Furthermore, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Current licensed software of Phase 1 DC consists of the following:

Licensed Product:	Purpose:
Cinefence	Detection of audio and video watermarks in content distributed through digital cinema.

In February 2006, Phase 1 DC entered into an agreement with Philips Electronics Nederland B.V. (“Philips”) for a non-exclusive, worldwide right to use software license for Philips’ software Cinefence (the “Cinefence License”).  The Cinefence License is for an initial period of twelve years and renews automatically each year unless terminated by either party upon written notice.  Cinefence is a watermarking detector of audio and video watermarks in content distributed through digital cinema.  Christie incorporates Cinefence into the Systems deployed with theatrical exhibitors participating in Phase 1 DC’s Phase I Deployment, and Systems deployed in Phase 2 DC’s Phase II Deployment will also contain this technology.

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors.  For the fiscal year ended March 31, 2010, six customers, 20th Century Fox, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Universal Pictures and Warner Brothers, each represented 10% or more of Phase 1 DC’s revenues and together generated 78%, 69% and 49% of Phase 1 DC’s, Phase 2 DC’s and consolidated revenues, respectively, and are also customers for digital content delivery and entertainment software.  We expect to continue to conduct business with each of these customers in fiscal 2011.

Seasonality

Deployment revenues derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

SERVICES

The Services segment provides a variety of services to the Company’s Phase 1 and Phase 2 deployments, exhibitor-buyers and other third party customers.  Services consist of the following:

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

Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”)	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.
Access Digital Media, Inc. (“AccessDM”) and FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services, (“Cinedigm Satellite” and, together with AccessDM, “DMS”)
Distributes digital content to movie theatres and other venues having digital cinema equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, video network origination and management services and a virtual booking center to outsource the booking and scheduling of satellite and fiber networks and provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners.

Digital Cinema Services

The Digital Cinema Services (“Services”) division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment.  This division services the Company’s 3,724 screens in the Phase 1 deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC.  In the fiscal year ended March 31, 2010, Services earned $1.2 million of service fees from Phase 1 DC, as it did not receive certain fees to ensure covenant compliance.  As a result of the Phase 1 refinancing completed on May 6, 2010, Services expects to earn its full 5% service fee in the 2011 fiscal year.

In addition, Services provides services to the 336 Phase 2 Systems deployed as of March 31, 2010 and will service the remaining screens, up to 10,000, in the Phase II Deployment.  Services typically receives an activation and installation fee of $2 thousand per Phase 2 System as well as a monthly service fee of up to 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of the Company’s Phase 2 agreements.  Any unpaid services fees in any period remain an obligation of Phase 2 DC in the cost recoupment framework and accrue a 15% cost of capital return until paid.  These fees are not recognized as income or accrued as an asset on the Company’s balance sheet given the uncertainty of the total number of screens ultimately deployed in Phase 2.  Service fees are accrued and recognized only on deployed Phase 2 Systems.  As a result, the annual service fee limitation is variable until these fees are paid.  In the fiscal year ended March 31, 2010, Services earned $0.5 million of related services fees from Phase 2 DC.

DMS

The DMS division distributes movie features, trailers and other alternative content to movie theaters and other venues with digital cinema equipment via satellite and hard drives and also provides non-theatrical satellite based distribution of content into various out of home networks and other channels.   DMS delivers features and trailers on behalf of its customers to all digital locations whether a Cinedigm installed location or non-Cinedigm location and, as a result, expects to benefit from the rapid expansion of the digital cinema deployments during the next 24 months.  DMS has installed 271 satellite dishes as of March 31, 2010 and utilizes its high speed hard drive replication technology to deliver to non-satellite enabled locations.  DMS intends to expand this satellite network in FY’11.  During FY’10, DMS provided feature delivery service for 2 of the 6 major studios and trailer delivery service for a different 2 of 6 major studios.

We entered this business in February 2003, when we organized AccessDM, for the worldwide delivery of digital data, including movies, advertisements and alternative content such as concerts, seminars and sporting events, to movie theaters and other venues having digital cinema equipment.

In November 2003, we acquired all of the capital stock of Software, a leading provider of proprietary transactional support software and consulting services for distributors and exhibitors of filmed entertainment in the United States and Canada (the “Software Acquisition”).

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the “FiberSat Acquisition”).

In June 2006, we, through an indirectly wholly-owned subsidiary, PLX Acquisition Corp. (“PLX”), purchased substantially all the assets of PLX Systems Inc. (“PLX Acquisition”) and Right Track Solutions Incorporated (“Right Track”).  PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company’s ability to bring alternative forms of content, such as non-traditional feature films.  PLX’s and Right Track’s assets have been integrated into the operations of Software.

In October 2007, AccessDM launched CineLiveSM, a hardware product that enables live 2-D and 3-D streaming broadcasts to be converted from satellite feeds into on-screen entertainment, which can then be delivered to and exhibited in digital cinema equipped theatres.  CineLiveSM was developed for AccessDM by International Datacasting Corporation and SENSIO Technologies Inc.

Current proprietary software of DMS for digital media delivery consists of the following:

Proprietary Software Product:	Purpose:
Digital Express e-Courier Services SM
Provides worldwide delivery of digital content, including movies, advertisements and alternative content such as concerts, seminars and sporting events to movie theatres and other venues having digital cinema equipment.

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

Market Opportunity

According to the Motion Picture Association of America (the “MPAA”), on average, there were approximately 600 new movie releases for each of the past two years with 150-175 of those major movie releases receiving wide distribution to theaters.  The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide.  According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 39,000 screens located in the United States.

We believe that:

•
the demand for digital content delivery will increase as the movie, advertising and entertainment industries continue to convert to a digital format in order to achieve cost savings, greater flexibility and/or improved image quality;

•
digital content delivery eventually will replace, or at least become more prevalent than, the current method used for film delivery since existing film delivery generally involves the time-consuming, somewhat expensive and cumbersome process of receiving bulk printed film, rebuilding the film into shipping reels, packaging the film reels into canisters and physically delivering the film reels by traditional ground modes of transportation to movie theatres.  The cost to deliver digital movies to movie theatres will be much less than the cost to print and deliver analog movie prints;

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

Customers

For the fiscal year ended March 31, 2010, DMS’s customers comprised 9% of Services’ revenues. Three customers, 20th Century Fox , Universal Pictures and Ideacast, Inc. each represented 10% or more of DMS’s revenues and together generated 49% and 32% of DMS’s and Services’ revenues, respectively, and 20th Century Fox and Universal Pictures are both customers for digital cinema and entertainment software.  We expect to continue to conduct business with each of these customers in fiscal 2011.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

·	Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the delivery of digital movies to theatrical exhibitors; and
•
DELUXE Laboratories, a wholly owned subsidiary of the MacAndrews & Forbes Holdings, Inc., which has developed distribution technology and support services for the physical delivery of digital movies to theatrical exhibitors.

These competitors have significantly greater financial, marketing and managerial resources than we do, have generated greater revenue and are better known than we are. However, we believe that DMS, through its technology and management experience, its development of software capable of delivering digital content electronically worldwide, and the complement of software including the Theatre Command Center® software, differentiate us from our competitors by providing a competitive alternative to their forms of digital content delivery.

We co-market Digital Media Delivery to the current and prospective customers of Software, using marketing and sales efforts and resources of both companies, which would enable owners of digital content to securely deliver such digital content to their customers and, thereafter, to manage and track data regarding the presentation of the digital content, including different forms of audio and/or visual entertainment.  As the digital content industry continues to develop, we may engage in other marketing methods, such as advertising and service bundling, and may hire additional sales personnel.

Software Division

Software provides: proprietary software applications and services to support movie exhibition and distribution customers of varying sizes, through software licenses; its ASP Service through which it hosts various applications and provides client access via the Internet;  anoutsourced film distribution service, called IndieDirect; and training and installation certification through its workshop and training sessions.   Current proprietary software of the Software division consists of the following:

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

Our TCC system is installed as a component of all Phase 1 and Phase 2 Systems. It provides in-theatre management for digitally–equipped movie theatres, enabling an exhibitor to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager’s office or both.  Software receives upfront license fees and annual maintenance fees from all TCC installations.  In addition to Cinedigm deployments, Software licenses TCC domestically and internationally to other deployment entities and exhibitors.

Domestic Theatrical Distribution Management

Software’s TDS product is currently licensed to several motion picture studios and the TDS product comprised 54% and 65% of Software’s revenues for the fiscal year ended March 31, 2008 and 2009, respectively.  Software also provides outsourced movie distribution services, specifically for independent film distributors and producers, through IndieDirect.  The IndieDirect staff uses the TDS distribution software to provide back office movie booking, tracking, reporting, settlement, and receivables management services.

International Theatrical Distribution Management

In 2004, Software began developing TDSG, an international version of our successful TDS application, to support worldwide movie distribution and has the capability to run either from a single central location or multiple locations.  In December 2004, Software signed an agreement to license TDSG to 20th Century Fox, who has begun the implementation of the software, targeting fourteen overseas territories, encompassing eighteen foreign offices.  As with our North American TDS solution, the TDSG system seamlessly integrates with Cinedigm’s digital content delivery, significantly enhancing our international market opportunities.  In December 2008, Software reached an agreement with 20th Century Fox regarding TDSG whereby Software will cease development efforts on the TDSG product and 20th Century Fox will complete the development of the product going forward at their sole expense and deliver the completed TDSG product back to Software.  Software will continue to own the product at all times and retains the rights to market the finished product to others.

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

IP Rights and Royalty Management

Software also provides software for the management of IP rights and royalties, called RTS, which was part of the PLX Acquisition.

Research and Development

The Company’s recorded research and development expenses of approximately $0.2 million in each of the fiscal years ended March 31, 2009 and 2010, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at Software related to the development of our digital software applications and various product enhancements to TDS and EMS™.

Market Opportunity

We believe that:

•
Software’s products are becoming an industry leading method by which motion picture studios and theatrical exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment.  Based upon certain industry figures, distributors using the TDS software cumulatively managed over one-third of the United States theatre box office revenues each year since 1999;
•
by adapting this system to serve the expanding digital entertainment industry, Software’s products and services are accepted as an important component in the digital content delivery and management business;

•	the continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers;
•	producing, buying and delivering media content through worldwide distribution channels is a highly fragmented and inefficient process; and
•
technologies created by Software and the continuing development of and general transition to digital forms of media will help the digital content delivery and management business become increasingly streamlined, automated and enhanced.

Intellectual Property

Software currently has intellectual property consisting of:

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

Customers

Four customers, 20th Century Fox, CBS Films, Insight and Universal Studios, each represented 10% or more of Software’s revenues and together generated 50% and 15% of Software’s and Services’ revenues, respectively. 20th Century Fox and Universal Studios are also customers for digital cinema and digital content delivery. We expect to continue to conduct business with each of these customers in fiscal 2011.

Competition

Within the major domestic motion picture studios and exhibition circuits, Software’s principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties.  Most domestic motion picture studios that do not use the TDS software use their own in-house developed systems.  Internationally, Software is aware of one vendor based in the Netherlands providing similar software.  Software’s movie exhibition product, EMS™, competes principally with at least one other competitor offering a similar stand-alone application, customized solutions developed by the large exhibition circuits and point of sale system modules attempting to provide comparable functionality.  We believe that Software, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

Government Regulation

Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our Entertainment Software products.

The distribution of movies is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to theatrical exhibitors, on a movie-by-movie and theatre-by-theatre basis. Consequently, theatrical exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis.  Cinedigm Satellite maintains Federal Communications Commission (“FCC”) broadcast licenses related to our satellite transmission of content and should we violate any FCC laws, we may be subject to fines and or forfeiture of our broadcast licenses.

CONTENT & ENTERTAINMENT

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
UniqueScreen Media, Inc. (“USM”)	Provides cinema advertising services and entertainment.
Vistachiara Productions, Inc., f/k/a The Bigger Picture currently d/b/a Cinedigm Content and Entertainment Group (“CEG”)	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

In July 2006, we purchased all of the outstanding capital stock of USM from USM’s stockholders (the “USM Acquisition”). USM is the 3rd largest pre-show advertising business in the United States.  As of March 31, 2010, it provides advertising services to 2,685 screens.  Most of USM’s customers are in middle and small sized advertising markets.  USM provides local advertising sales and revenues to its customers through its own salesforce and contracts with Screenvision Exhibition, Inc. (“Screenvision”), the 2nd largest pre-show advertising company, to provide national advertising sales to many of its customers.

In January 2007, through our wholly owned subsidiary, Vistachiara Productions, Inc., we purchased substantially all of the assets of BP/KTF, LLC (the “CEG Acquisition”).  CEG provides marketing and distribution services to owners of alternative content, such as live sports, musical concerts, kids programming, cultural events, etc. and to producers of independent films.  CEG leverages the exhibition relationships developed by Cinedigm through its digital cinema services division, the delivery infrastructure and technology of DMS and theatrical distribution software services of the Software division to create a unique and valuable marketing and distribution service on top of the digital cinema network.  CEG typically provides these services for a fixed upfront fee and a share of box office and downstream content revenues.  CEG does not currently invest in production, print or advertising costs of content.  In addition to its distribution fees, CEG generates a waterfall of revenues for other Cinedigm divisions:  (1) its content either triggers a VPF or ACF for the Phase 1 and 2 Deployments (and resulting service fees for the Services division); (2) CEG retains and pays DMS to deliver its content (recorded or live) via satellite and hard drive; (3) CEG is an Indie Direct customer of the software division; and (4) sells or “trades in kind” USM advertising inventory in exchange for content acquisition rights.

Market Opportunity

We believe that:

•
recent surveys have shown that movie goers are becoming more accepting of theatre advertising, and that of the 39,000 screens located in the United States, 24,000 of them show some form of advertising;

•	Since 2002, cinema advertising revenue has grown at a 16% compound annual growth rate with the market remaining strong during the recent recession while traditional media has struggled;
•
Pre-show advertising is among the most engaging forms of advertising in the market today with surveys showing 87% of moviegoers paying attention to ads prior to the movie and 44% more likely to remember the ad compared to television; and

•	Alternative content is a rapidly growing medium with recent industry estimates by Screen Digest expecting the industry to grow to in excess of $500 M of revenues in 2014 from $46M in 2008.

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal years ended March 31, 2009 and 2010, USM comprised 94% and 88%, respectively, of Content & Entertainment revenues.  Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues. A growing percentage of our advertising business are derived from a subcontracting agreement with Screenvision Exhibition, Inc. (“Screenvision”), whereby Screenvision sells national advertising on USM’s screen base.  For the fiscal years ended March 31, 2009 and 2010, the revenues from this agreement comprised 13% and 17%, respectively, of USM revenues and 12% and 15%, respectively, of Content & Entertainment revenues.  The CEG business provides services to owners of alternative content such as sporting events, concerts, children’s programming and other content.  We expect CEG to contribute a larger percentage of our overall revenues in the future.

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

The Company views the following as its principal competition in its content and entertainment segment:

•
The Walt Disney Company and Sony Pictures Entertainment, Inc., a subsidiary of Sony Corporation of America, have both demonstrated their intent to continue expanding digital distribution of non-movie alternative content into cinema venues;

•
Screenvision US, a joint venture of Thomson and ITV, PLC, which sells and displays national, regional and local cinema advertising in over 15,000 screens in more than 2,500 theatre locations, as well as distributes certain alternative content in select theatres; and

•
National CineMedia, LLC (NCM), a venture of AMC, Cinemark USA, Inc. and Regal, which have joined to work on the development of a digital cinema business plan, primarily concentrated on in-theatre advertising, business meetings and non-feature film content distribution in its Fathom Network.

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

OTHER

The Other segment consists of the following:

Operations of:	Products and services provided:
Core Technology Services, Inc. (“Managed Services”)	Provides information technology consulting services and managed network monitoring services through its global network command center (“GNCC”).
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

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

Since May 1, 2007, the Company’s internet data centers (“IDCs”) have been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.

Managed Services

We have developed two distinct Managed Services offerings, Network and Systems Management and Managed Storage Services.

Network and Systems Management

We offer our customers the economies of scale of the GNCC with an advanced engineering staff.  Our network and systems management services include:

•	network architecture and design;
•	systems and network monitoring and management;
•	data and voice integration;
•	project management;
•	auditing and assessment;
•	on site support for hardware installation and repair, software installation and update, a 24x7 user help desk;
•	a 24x7 Citrix server farm (a collection of computer servers); and
·	fully managed hosting services.

Managed Storage Services

Our managed storage services, known as AccessStorage-on-Demand, include:

•	hardware and software from such industry leaders as EMC Symmetrix, StorageTek and Veritas;
•	pricing on a per-gigabyte of usage basis which provides customers with reliable primary data storage that is connected to their computers;
•	the latest storage area network (“SAN”) technology and SAN monitoring by our GNCC; and
•
a disaster recovery plan for customers that have their computers located within an IDC by providing them with a tape back-up copy of their data that may then be sent to the customer’s computer if the customer’s data is lost, damaged or inaccessible.

All managed storage services are available separately or may be bundled together with other services.  Monthly pricing is based on the type of storage (tape or disk), the capacity used and the level of accessibility required.

Market Opportunity

We believe that:

·
this low-cost and customizable alternative to designing, implementing, and maintaining a large scale network infrastructure enables our clients to focus on information technology business development, rather than the underlying communications infrastructure; and

·	our ability to offer clients the benefits of a SAN storage system at a fraction of the cost of building it themselves, allows our clients to focus on their core business.

Intellectual Property

Cinedigm has received United States service mark registration for the following service marks: Access Integrated Technologies®, AccessSecure®; AccessSafe®; AccessBackup®; AccessBusinessContinuance®; AccessVault®; AccessContent®; AccessColocenter®; AccessDataVault®; AccessColo®; AccessColo, Inc.®; and AccessStore®.

Customers

Our Managed Services customers mainly include major and mid-level networks and ISPs, various users of network services, traditional voice and data transmission providers, long distance carriers and commercial businesses and the motion picture studio customers of our Media Services.  For the fiscal year ended March 31, 2010, three customers, Kelley Drye & Warren LLP (“KDW”), Rothschild, Inc. and the Weinstein Company, each represented 10% or more of Managed Service revenues and together generated 61% and 15% of Managed Service’s and Other’s segment revenues, respectively.  Other than KDW, who is also outside legal counsel for the Company, and the Weinstein Company, who is also a customer of digital cinema and entertainment software, we do not have any other relationships with these customers.  We expect to continue to conduct business with these customers in fiscal 2011.

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

Our competitors have greater financial, technical, marketing and managerial resources than we do.  These competitors also generate greater revenue and are better known than we are. However, we believe that offering managed services inside the IDCs, now operated by FiberMedia, along with related data center services, may differentiate us from our competition by providing a competitive bundled solution.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations consists of the Pavilion Theatre, which is classified as held for sale following a determination by management to explore its sale.

Operations of:	Products and services provided:
ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	A nine-screen digital movie theatre and showcase to demonstrate the Company’s integrated digital cinema solutions.

In February 2005, through ADM Cinema, we acquired substantially all of the assets of the Pavilion Theatre located in the Park Slope section of Brooklyn, New York from Pritchard Square Cinema, LLC (the “Pavilion Theatre Acquisition”).

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2010, we had 190 employees, of which 5, are part-time and 185 are full-time.  Of our full-time employees, 55 are in sales and marketing, 74 are in operations, 8 are in research and development, 22 are in technical services, and 26 are in finance and administration.

As of March 31, 2010, the Pavilion Theatre had 44 employees, of which 38, are part-time and 6 are full-time.  The Pavilion Theatre has a collective bargaining agreement with one union which covers three union projectionists, one of whom is a full-time employee.

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

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission.  This information is available at www.sec.gov, the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An inability to obtain necessary financing may have a material adverse effect on our financial position, operations and prospects if unanticipated capital needs arise.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses.  We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions.  If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate.  We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all.  An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.  Our credit agreement (the “Credit Agreement”) with Société Générale (“SG”) and General Electric Capital Corporation (“GECC”) contains certain restrictive covenants that restrict our indirect subsidiary, Cinedigm Digital Funding I, LLC (“CDF I”) and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates and is non-recourse to the Company and our subsidiaries.  In August 2009, the Company entered into the Sageview Purchase Agreement pursuant to which the Company issued the 2009 Note in the aggregate principal amount of $75.0 million, which was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The 2010 Note restricts the Company and its subsidiaries from incurring other indebtedness (with certain specified exceptions), creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital.

We have limited experience in our newer business operations, which may negatively affect our ability to generate sufficient revenues to achieve profitability.

We were incorporated on March 31, 2000.  We expanded into the following new business areas which are currently our primary focus:  (a) placing digital cinema projection systems into movie theatres and collecting virtual print fees in connection with such placements, through our indirect wholly-owned subsidiaries Phase 1 DC and Phase 2 DC; (b) providing satellite delivery services, through our wholly-owned subsidiary Cinedigm Satellite;  (c) providing pre-show on-screen advertising and entertainment, through our wholly-owned subsidiary USM; and (d) operating an alternative content distribution company, through our wholly-owned subsidiary, CEG.  Although we have retained certain senior management of the acquired businesses and have hired other experienced personnel, we have little experience in these new areas of business and cannot assure you that we will be able to develop and market the services provided thereby. We also cannot assure you that we will be able to successfully operate these businesses.  Our efforts to expand into these five business areas may prove costly and time-consuming and have become our primary business focus.

The complexity of the digital cinema industry and providing transactional software for movie distributors and exhibitors could result in:

• increased operating and capital costs;
• an inability to effect a viable growth strategy;
• service interruptions for our customers; and
• an inability to attract and retain customers.

We may not be able to generate sufficient revenues to achieve profitability through the operation of our digital cinema business or our entertainment software business.  We cannot assure you that we will be successful in marketing and operating these businesses, which are still developing within the industry, or, even if we are successful in doing so, that we will not experience additional losses.

We face the risks of doing business in new and rapidly evolving markets and may not be able successfully to address such risks and ever be successful or profitable.

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets, including:

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

We cannot assure you that there will be a continued demand for the digital cinema software and delivery services provided by DMS.  DMS’ profitability depends largely upon the continued expansion of digital presentations at theatres.  Although we have has entered into digital cinema deployment agreements with various motion picture studios, there can be no assurance that these and other major movie studios which are in part relying on traditional distribution networks to provide physical delivery of digital files will adopt a different method, particularly electronic delivery, of distributing digital content to movie theatres or that they will release all, some or any of their motion pictures using our distribution technology.  If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, there may be reduced demand or market for DMS’ software and systems.

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

Although there are no acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets.  Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers.  We are also subject to limitations on our ability to make acquisitions pursuant to the 2010 Note.  Completing an acquisition and integrating an acquired business, including our recently acquired businesses, may require a significant diversion of management time and resources and involves assuming new liabilities.  Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

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

We may not be successful in managing our rapid growth.  Since November 2003, we have acquired several businesses including most recently the acquisitions of USM and CEG.  The number of our employees has grown from 11 in March 2003 to just under 200 in March 2010.  Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses.  To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls.  We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively.  Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

We now have, and will continue to have, significant debt obligations.  We had notes payable to third parties with principal amounts aggregating $243.2 million as of March 31, 2010.

We also had capital lease obligations covering facilities and computer network equipment with principal amounts of $6.0 million as of March 31, 2010.

In May 2010, we issued the 2010 Note in the aggregate principal amount of $75.0 million.  Additionally, CDF I, our indirect wholly-owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, has entered into the Credit Agreement, pursuant to which it borrowed $172.5 million.  As of May 18, 2010, the principal balance under the Credit Agreement was $172.5 million.  The obligations and restrictions under the Credit Agreement, the 2010 Note and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future;
•
requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business;

•	limiting our ability to pay dividends to our shareholders;
•	making us more vulnerable to a downturn in our business and limiting our flexibility to plan for, or react to, changes in our business; and
•	placing us at a competitive disadvantage compared to competitors that might have stronger balance sheets or better access to capital by, for example, limiting our ability to enter into new markets.

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

The agreements governing the financing of our Phase I Deployment and our issuance of the 2010 Note impose certain limitations on us.

The agreement governing the financing of our Phase I Deployment restricts the ability of Phase 1 DC and its existing and future subsidiaries to, among other things:

•	make certain capital expenditures and investments;
•	incur other indebtedness or liens;
•	engage in a new line of business;
•	sell assets;
•	pay dividends or make distributions to shareholders;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.

The agreements governing our issuance of the 2010 Note in May 2010 restrict the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things:

•	incur other indebtedness or liens;
•	create or acquire subsidiaries which do not guarantee the notes;
•	make certain investments;
•	amend certain agreements;

•	pay dividends; and
•	modify authorized capital.

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

Based on our current level of operations, we believe our cash flow from operations, subsequent borrowings and amended GE Credit Facility terms will be adequate to meet our future liquidity needs through at least March 31, 2011.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2010, we had negative working capital, defined as current assets less current liabilities, of $1.4 million and cash and cash equivalents, investment securities and restricted cash totaling $24.2 million; we had an accumulated deficit of $168.0 million and, from inception through such date, and we had provided $10.2 million in cash for operating activities.  However, our net losses are likely to continue for the foreseeable future.

Our ability to become profitable is dependent upon us achieving a sufficient volume of business from our customers.  If we cannot achieve a high enough volume, we likely will incur additional net and operating losses.  We may be unable to continue our business as presently conducted unless we obtain funds from additional financings.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for Phase 1 DC’s Phase I Deployment or Phase 2 DC’s Phase II Deployment, increase our sales and marketing activities, enlarge our customer support and professional services and acquire additional businesses.  These efforts may prove to be more expensive than we currently anticipate which could further increase our losses.  We must significantly increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of June 11, 2010, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 39.5% of our outstanding common stock.  In particular, A. Dale Mayo, our President and Chief Executive Officer, beneficially holds 633,811 shares of Class B common stock, which represents approximately 86.4% of our outstanding Class B common stock, and 246,888 shares of Class A common stock which, together with the Class B common stock (which is convertible into Class A common stock on a one-for-one basis), represents approximately 2.9% of our outstanding Class A common stock.  The 246,888 shares of Class A common stock include 59,761 restricted shares of Class A common stock, 85,000 shares of Class A common stock held by Mr. Mayo’s spouse, of which Mr. Mayo disclaims beneficial ownership, and 12,500 shares of Class A common stock held for the account of Mr. Mayo’s grandchildren, the custodian of which accounts is Mr. Mayo’s spouse, of which Mr. Mayo also disclaims beneficial ownership.  Our Class B common stock entitles the holder to ten votes per share.  The shares of Class A common stock have one vote per share.  Due to the supervoting Class B common stock, Mr. Mayo has approximately 18.5% of our voting power.  In addition, Sageview owns warrants to purchase 16,000,000 shares of Class A Common Stock. If such warrants are exercised, Sageview would own approximately 35.4% of the then-outstanding Class A Common Stock.  Sageview is also currently entitled to nominate two members to our board of directors (with such nomination right subject to reduction or elimination under certain circumstances).

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

We may not be successful in the final or ultimate disposal of our Data Center Services.

In connection with the disposition of our Data Center Services, we entered into a MCA with FiberMedia, unrelated third parties, to operate our IDCs.  FiberMedia operates a network of geographically distributed IDCs.  We have assigned our IDC customer contracts to FiberMedia, and going forward, FiberMedia will be responsible for all customer service issues, including the maintenance of the IDCs, sales, installation of customer equipment, cross connects, electrical and other customer needs.  Among such items are certain operating leases which expire from June 2009 through January 2016.  As of March 31, 2010, obligations under these operating leases totaled $4.4 million.  We will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, we will remain as the lessee and pursuant to the MCA, FiberMedia will reimburse our costs under the facility leases, including rent through the remaining term of each IDC lease.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.  One of the remaining IDC leases expires in July 2010, which the Company does not intend to renew.  We cannot assure you that the existing landlords would consent to the assignment of these leases to a buyer of our data centers.  As a result, we may have continuing obligations under these leases, which could have a material adverse effect on our business, financial position and results of operations.

If the market price of our Class A Common Stock declines, we may not be able to maintain our listing on the NASDAQ Global Market which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Company’s Class A Common Stock.  The Company’s Class A Common Stock is presently listed on NASDAQ.  Although we are not currently in jeopardy of delisting, we cannot assure you that we will meet the criteria for continued listing and our Class A Common Stock could become delisted.  Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Company’s Class A Common Stock is delisted from the NASDAQ, we may face a lengthy process to re-list the Company’s Class A Common Stock, if we are able to re-list the Company’s Class A Common Stock at all, and the liquidity that NASDAQ provides will no longer be available to investors.

If the Company’s Class A Common Stock were to be delisted from NASDAQ, it could, under certain circumstances, be deemed to be a change of control in the Company and, as a result, the holders of the 2010 Note would have the right to require the Company redeem the outstanding principal of the 2010 Note. As a result, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. If we default under the 2010 Note obligations, our lenders could take actions that would restrict our operations.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 88%, 76%, 34%, 76%, 48% and 56% of Phase 1 DC’s, Phase 2 DC’s, Software’s, AccessDM’s, the Services segment’s, and our consolidated revenues, respectively, for the fiscal year ended March 31, 2010.

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

Over 57% of Phase 1 DC’s Systems are in theatres owned or operated by one large exhibitor.  The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs.  Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres.  If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.  There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

We depend on a limited number of suppliers for our Systems, and any delay in supply could affect our ability to grow.

We currently purchase Systems from a limited number of suppliers, and we were dependent on one supplier for our Systems in our Phase II Deployment. The inability to obtain certain components on a timely basis would limit our ability to complete installation of such Systems in a timely manner and would affect the amount of future revenues.

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

If we were to experience an ownership change, we could potentially have, in the future, higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to us. Therefore, we have adopted the Tax Benefit Preservation Plan and the acquisition restrictions set forth in Article Fourth of our certificate of incorporation in order to reduce the likelihood that we will experience an ownership change under Section 382. There can be no assurance, however, that these efforts will deter or prevent the occurrence of an ownership change and the adverse consequences that may arise therefrom, as described above under the risk factor titled “The acquisition restrictions contained in our certificate of incorporation and our Tax Benefit Preservation Plan, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.”

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

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2010.

Deployment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Phase 1 DC (3)
Phase 2 DC (3)

Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (1)	March 2012 (2)	13,455
Software	Auburn Hills, Michigan	Administrative offices	October 2010 (4)	1,203
	Hollywood, California	Administrative and technical offices	December 2010 (5)	9,412

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
USM	Waite Park, Minnesota	Administrative and Sales staff offices	October 2013 (12)	11,544
CEG	Sherman Oaks, California	Administrative offices	January 2012 (9)	3,015

Other

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Managed Services (6)	Manhattan Borough of New York City	Technical operations offices	June 2013 (8)	3,000
Data Centers (13)	Manhattan Borough of New York City	IDC facility	July 2010 (10)	11,450
	Brooklyn Borough of New York City	IDC facility	January 2016 (8)	30,520
Access Digital Server Assets (14)

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Morristown, New Jersey	Executive offices	May 2012 (11)	5,237

Assets held for sale and discontinued operations

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (7)	31,120

(1)	Location contains a data center which we use as a dedicated digital content delivery site.
(2)	Lease has an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.
(3)	Employees share office space with Software in Hollywood, California.
(4)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.
(5)	Lease has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.
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

(10)	Although the lease has options to renew for two additional five-year terms with twelve months prior written notice at the then prevailing market rental rate, the Company does not intend to renew.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the fiscal years ended March 31,
	2009		2010
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$4.15	$1.89	$1.72	$0.63
July 1 – September 30	$2.68	$1.02	$1.61	$0.81
October 1 – December 31	$1.50	$0.25	$1.52	$1.02
January 1 – March 31	$0.94	$0.31	$1.89	$1.15

The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on March 31, 2010 was $1.65 per share.  As of March 31, 2010, there were approximately 140 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and the holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  As of March 31, 2010, there were five holders of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”).  Previously, the Company and its subsidiaries, other than Phase 1 DC and its subsidiaries, were prohibited from paying dividends under the terms of the 10% Senior Notes (the “2007 Senior Notes”).  The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends; however, such dividends will accrue and will not be paid until the Company is permitted under the terms of the 2010 Note to make such payments.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2010.  Although we were previously, but are no longer, precluded from purchasing shares of our Class A Common Stock under the terms of the 2007 Senior Notes, we do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

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

	For the fiscal years ended March 31,
Statement of Operations Data	(In thousands, except per share data)
related to Continuing Operations:	2006	2007	2008	2009	2010
Revenues	$11,851	$42,216	$75,464	$77,466	$72,205
Direct operating (exclusive of depreciation and amortization shown below)	7,788	18,223	22,154	21,423	19,217
Gross margin	4,063	23,993	53,310	56,043	52,988
Selling, general and administrative	8,598	18,402	22,995	17,818	15,426
Provision for doubtful accounts	186	848	1,396	587	535
Research and development.	300	330	162	188	218
Stock-based compensation	-	2,920	453	943	1,479
Loss on disposition of assets	-	2,561	-	-	-
Impairment of intangible asset	-	-	1,588	-	-
Impairment of goodwill	-	-	-	4,565	-
Depreciation and amortization of property and equipment	3,230	14,225	28,744	32,016	32,540
Amortization of intangible assets	1,303	2,768	4,289	3,434	2,977
Loss from operations	(9,554)	(18,061)	(6,317)	(3,508)	(187)
Interest income	303	1,420	1,406	371	313
Interest expense – cash portion	(1,246)	(6,207)	(21,231)	(21,736)	(30,743)
Interest expense – non-cash	(1,407)	(1,903)	(7,043)	(4,745)	(2,934)
Debt conversion expense	(6,269)	-	-	-	-

Debt refinancing expense	-	-	(1,122)	-	-
Extinguishment of debt	-	-	-	-	10,744
Other (expense) income, net	1,603	(446)	(677)	(753)	(734)
Change in fair value of interest rate swap	-	-	-	(4,529)	2,994
Change in fair value of warrant liability	-	-	-	-	(8,463)
Net loss from continuing operations	$(16,570)	$(25,197)	$(34,984)	$(34,900)	$(29,010)
Loss from discontinued operations	(553)	(802)	(703)	(2,468)	(498)
Net loss	$(17,123)	$(25,999)	$(35,687)	$(37,368)	$(29, 508)
Preferred stock dividends	-	-	-	(50)	(400)
Net loss attributable to common shareholders	$(17,123)	$(25,999)	$(35,687)	$(37,418)	$(29,908)
Basic and diluted net loss per share from continuing operations	$(1.18)	$(1.06)	$(1.37)	$(1.27)	$(1.03)
Shares used in computing basic and diluted net loss per share (1)	14,086	23,730	25,577	27,476	28,624

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the fiscal years ended March 31,
	(In thousands, except per share data)
Balance Sheet Data (At Period End):	2006	2007	2008	2009	2010
Cash and cash equivalents, investment securities and restricted cash	$36,821	$29,556	$29,910	$26,584	$24,193
Working capital	$48,851	$13,130	$14,038	$(5,399)	$(1,430)
Total assets	$122,342	$301,727	$373,676	$322,397	$297,147
Notes payable, net of current portion	$1,948	$164,196	$250,689	$225,957	$216,462
Total stockholders' equity	$97,774	$90,805	$68,007	$38,787	$11,292

Other Financial Data (At Period End):
Net cash (used in) provided by operating activities	$(5,488)	$(19,190)	$(443)	$33,818	$9,948
Net cash used in investing activities	$(50,872)	$(135,277)	$(96,855)	$(34,236)	$(19,394)
Net cash provided by (used in) financing activities	$88,222	$147,202	$97,577	$(13,409)	$2,712

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

Cinedigm is a digital cinema services, specialty finance and content distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  Adjoined to this digital cinema conversion business is a series of business units designed to leverage the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  Cinedigm combines its infrastructure, technology and relationships to create a digital content origination, marketing, advertising and distribution business focused on alternative content and independent film.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift at the expense of incumbents.

Beginning September 1, 2009, the Company made changes to its organizational structure which impacted its reportable segments, but did not impact its consolidated financial position, results of operations or cash flows. The Company realigned its focus to five primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides motion picture exhibition to the general public, information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  In March 2010, the Company decided to realign our technical and financial resources and to discontinue our motion picture exhibition to the general public and is no longer included in continuing operations.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 10 to the Company’s Consolidated Financial Statements.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses of $37.4 million and $29.5 million in the fiscal years ended March 31, 2009 and 2010, respectively, and until recently, have used cash in operating activities, and we have an accumulated deficit of $168.0 million as of March 31, 2010.  We also have significant contractual obligations related to our debt for the next fiscal year 2010 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at March 31, 2010, and expected cash flows from operations, we believe that we have the ability to meet our obligations through March 31, 2011. In August 2009, we entered into a private placement of a senior secured recourse note and extinguished its existing senior notes, which provided net proceeds after repayment of existing debt, funding of an interest reserve and transactions fees and expenses of approximately $11.3 million of working capital funding.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis with other long-lived assets.  Amortization of capitalized software development costs, included in direct operating costs, amounted to $0.7for each of the fiscal years ended March 31, 2009 and 2010.  For the fiscal years ended March 31, 2009 and 2010, unbilled receivables under such customized software development contracts aggregated $0.1 million and $0, respectively.

GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

As of March 31, 2010, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  At March 31, 2009 and 2010, no impairment charge was recorded for intangible assets.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its four goodwill reporting units: Software, The Pavilion Theatre, USM and CEG.  The Company normally conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues and gross margins, which vary among reporting units. The discount rates utilized were 16.0% - 27.5% based on the estimated market participant weighted average cost of capital (“WACC”) for each unit.  The market participant based WACC for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

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

Based on the results of our impairment evaluation, the Company recorded an impairment charge of $4.6 million during the fiscal year ended March 31, 2009 related to our Content and Entertainment segment and $2.0 million in discontinued operations related to the Pavilion Theatre.

Information related to the segments of the Company and its subsidiaries regarding goodwill is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Balance as of March 31, 2008	$—	$—	$4,306	$6,133	$4,110	$—	$14,549
Impairment charge associated with the Pavilion Theatre	—	—	—	—	(1,960)	—	(1,960)
Impairment charge associated with USM	—	—	—	(4,401)	—	—	(4,401)
Impairment charge associated with CEG	—	—	—	(164)	—	—	(164)
Reclassification of goodwill to assets held for sale	—	—	—	—	(1,763)	—	(1,763)
Balance as of March 31, 2009 and 2010	$—	$—	$4,306	$1,568	$387	$—	$6,261

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

At March 31, 2010, no impairment charge was recorded for goodwill.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s digital cinema equipment (the “Systems”) installed in movie theatres.  VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is therefore dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in that digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer.  The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating expenses.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating expense by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the fiscal years ended March 31, 2009 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $1.6 million and $1.3 million, respectively.

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

Discontinued Operations

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

Results of Continuing Operations for the Fiscal Years Ended March 31, 2009 and 2010

Revenues

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$48,746	$43,820	(10)%
Phase II Deployment	158	1,565	891%
Services	7,228	8,024	11%
Content & Entertainment	17,172	15,626	(9)%
Other	4,162	3,170	(24)%
	$77,466	$72,205	(7)%

Revenues decreased $5.3 million or 7%.  The decrease in revenues in the Phase I Deployment segment was primarily due to a 10% decrease in Phase 1 DC’s VPF revenues, attributable to a contractual 16% reduction in VPF rates starting in November 2008, offset by an increase in annual screen turnover.  The increase in revenues in the Phase II Deployment segment was due to Phase 2 DC VPF revenues which were not generated during the entire fiscal year ended March 31, 2009, as no Phase 2 DC’s Systems were installed and ready for content until December 2008. The increase in revenues in the Services segment was primarily due to (i) a 31% increase in Software revenues related to increased Phase 2 deployment license and maintenance fees; (ii) the beginning of Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure; offset by (iii) an 8% decrease in DMS revenues, attributable to flat revenues from digital feature and trailer deliveries as DMS maintained its movie studio customers but experienced limited growth in the number of digital delivery sites and a 24% decrease in non-theatrical satellite services revenues due to general economic factors;.  We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as additional Systems are deployed under the recent $100 million non-recourse credit facility commitment letters from GE Capital and Soc Gen as well as through the Exhibitor-Buyer Structure launched in September 2009 with five exhibitors as of March 31, 2010.

In the Content & Entertainment segment, revenues decreased 9% due to a 19% decline in in-theatre advertising revenues, attributable to the elimination of various under-performing customer contracts, as well as the current weak economic environment, offset by 9% increase in national advertising revenues generated by the partnership with Screenvision.  CEG’s distribution revenues relating to digitally-equipped locations increased 120% or $1.2 million for content distribution-related revenues by CEG with the release of Opa! and the release of Dave Matthews Band in 3-D.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Revenues in the Other segment decreased 24%, mainly due to a contraction of the customer base for Managed Services, due to economic factors.  We do not expect Other segment revenues to increase materially from the amounts realized during the fiscal year ended March 31, 2010.

Direct Operating Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$935	$361	(61)%
Phase II Deployment	48	115	140%
Services	4,808	5,796	21%
Content & Entertainment	12,062	10,198	(15)%
Other	3,570	2,747	(23)%
	$21,423	$19,217	(10)%

Direct operating expenses decreased $2.2 million or 10%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the reduction of an accrual for certain operating expenses and prior year costs now being allocated to our Services Company.. The increase in direct operating costs in the Phase II Deployment segment was due to Phase 2 DC costs which were not generated during the entire fiscal year ended March 31, 2009.  The increase in the Services segment was primarily related to start-up trailer delivery expense within DMS not incurred in the prior year, additional costs incurred in support of the Phase II Deployment and the allocation of costs to our Services Company. which were shown within the Phase I Deployment segment in the prior year, offset by reduced operational staffing levels in Software.  The decrease in the Content & Entertainment segment was primarily related to a 14% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, reduced operational staffing levels at USM offset by increased advertising and marketing costs in CEG related to the release of Opa! and the release of Dave Matthews Band in 3-D. We expect direct operating expenses to remain constant at the current level.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$952	$299	(69)%
Phase II Deployment	638	551	(14)%
Services	2,136	2,562	20%
Content & Entertainment	6,426	5,219	(23)%
Other	645	654	(5)%
Corporate	7,021	6,141	(13)%
	$17,818	$15,426	(13)%

Selling, general and administrative expenses decreased $2.4 million or 13% due to headcount reductions and other expense efficiency initiatives.  The decrease in selling, general and administrative expenses in the Phase I and Phase 2 Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase 1 and Phase 2 Deployment segments offset by reduced staffing levels.  The decrease in the Content & Entertainment segment was also due to by reduced staffing levels.  The decrease within Corporate was due to reduced headcount levels, benefits expenses, professional fees and travel expenses. Following the completion of our Phase I Deployment, overall headcount reductions have now stabilized.  As of March 31, 2009 and 2010, we had 195 and 190 employees, of which 2 and 5 were part-time employees and 43 and 45 were salespersons, respectively.  We expect selling, general and administrative expenses to remain relatively constant at the current level.

Stock-based compensation

Stock-based compensation expense increased approximately $0.5 million or 57%.  The increase was primarily related to the expenses associated with the stock option awards granted during the three months ended September 30, 2009 which were issued in exchange for the termination of the AccessDM stock options.  Such grants vested upon issuance and resulted in an additional $0.3 million of expense during the fiscal year ended March 31, 2010.

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

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$28,540	$28,557	—%
Phase II Deployment	87	1,038	1,093%
Services	1,800	1,804	—%
Content & Entertainment	1,021	843	(17)%
Other	504	266	(25)%
Corporate	64	32	(50)%
	$32,016	$32,540	(2)%

Depreciation and amortization expense increased $0.5 million or 2%.  Other than the Phase II Deployment segment, the decreases reflect reduced depreciation expense on assets which are fully depreciated or amortized at March 31, 2010.  The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2009.  We expect the depreciation and amortization expense in the Phase II Deployment segment to generally increase as new Phase 2 DC Systems are installed.

Amortization Expense on Intangible Assets

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$23	$46	100%
Phase II Deployment	—	—	—%
Services	430	106	(75)%
Content & Entertainment	2,914	2,822	(3)%
Other	66	3	(95)%
Corporate	1	—	—%
	$3,434	$2,977	(13)%

Amortization expense decreased $0.5 million or 13%.  The decreases reflect reduced amortization expense on intangible assets which are fully amortized at March 31, 2010. We expect the amortization expense to remain relatively constant at the current level.

Interest expense

	For the Fiscal Years Ended March 31,
($ in thousands)	2009	2010	Change
Phase I Deployment	$16,786	$20,260	21%
Phase II Deployment	—	737	—%
Services	25	69	176%
Content & Entertainment	15	11	(27)%
Other	3	14	367%
Corporate	9,652	12,586	30%
	$26,481	$33,677	27%

Interest expense increased $7.2 million or 27%. Total interest expense included $21.8 million and $30.8 million of interest paid and accrued for the fiscal years ended March 31, 2009 and 2010, respectively.  The increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the increased interest rate on the non-recourse GE Credit Facility related to the fourth amendment and in part to the Interest Rate Swap (see change in fair value of interest rate swap discussed below) and increased interest within the Phase II Deployment segment related to the non-recourse credit facility with KBC Bank NV (the “KBC Facility”) to fund the purchase of Systems from Barco.  With the refinancing of the GE Credit Facility into a new, non-recourse facility rated Ba1 by Moody’s completed in May 2010, we expect Phase 1 Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from  650 basis points above a 2.00% LIBOR floor.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in Fiscal 2011. The increase in interest paid and accrued within Corporate related to $8.0 million on the 2009 Note.  Interest on the 2009 Note is 8% PIK Interest and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $4.7 million and $2.9 million for the fiscal years ended March 31, 2009 and 2010, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009.  Accretion of $1.4 million since August 2009 on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Extinguishment of debt

The gain on the extinguishment of debt was $10.7 million for the fiscal year ended March 31, 2010, which resulted from the satisfaction of the principal and any accrued and unpaid interest on the 2007 Senior Notes for an aggregate purchase price of $42.5 million which resulted in a gain of $12.5 million of remaining principal along with $0.6 million in unpaid accrued interest offset by unamortized debt issuance costs of $2.4 million.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $4.5 million and a gain of $3.0 million for the fiscal years ended March 31, 2009 and 2010, respectively.  The loss which resulted during the fiscal year ended March 31, 2009 resulted from the decline in Libor rates and the then projected outlook for the Libor rates remaining below the Company’s 2.8% fixed Libor rate under the interest rate swap agreement.  This swap agreement was terminated on May 6, 2010 upon the completion of the Phase 1 refinancing.  It has been replaced by a new swap agreement entered into on June 7, 2010 which will become effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview Capital LP (“Sageview”), related to the 2010 Note, was a loss of $8.5 million for the fiscal year ended March 31, 2010.  The change in fair value will change based on the volatility and closing stock price of the Company’s Class A Common Stock.  Until the shares underlying these warrants are registered with the SEC, the Company will continue to adjust the warrant liability each quarter to the then fair value.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Revisions to ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This is effective for the Company as of April 1, 2010. The Company does not expect the adoption of ASC 810-10 to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU 2009-13 on April 1, 2011 and apply it prospectively. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not expect the adoption of ASU 2009-14 will have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010, which will be effective for the Company as of April 1, 2011.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 7,500 of the domestic screens are equipped with digital cinema technology, and 4,060 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a three year period starting October 2008, of which 336 Systems have been installed as of March 31, 2010. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In August 2006, Phase 1 DC entered into a credit agreement (the “Credit Agreement”) with GECC, as administrative agent and collateral agent for the lenders party thereto, and one or more lenders party thereto.  Further borrowings are not permitted under the GE Credit Facility.  The Credit Agreement contains certain restrictive covenants that restrict Phase 1 DC and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates.  The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of March 31, 2010, the outstanding principal balance of the GE Credit Facility was $153.7 million at a weighted average interest rate of 10.7%.

In August 2007, Phase 1 DC received $9.6 million of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  The Vendor Note is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC.  As of March 31, 2010, the outstanding principal balance of the Vendor Note was $9.6 million.

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

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from nine months of forward cash interest to a fixed $6.9 million, and permitted a one-time payment of $2.6 million to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2.0 million at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid fees to GE and the other lenders totaling $1.0 million.  At March 31, 2010, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended and noted above.

In December 2008, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into the KBC Facility to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of March 31, 2010, $8.9 million has been drawn down on the KBC Facility and the outstanding principal balance of the KBC Facility was $8.6 million.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Sageview pursuant to which the Company agreed to issue the 2009 Note and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The net proceeds of the 2009 Private Placement of approximately $63.7 million will be used for the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the 2009 Private Placement and related transactions, and other general corporate purposes.  The 2009 Note was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The 2010 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions set forth in the 2010 Note are satisfied.  Subject to certain adjustments set forth in the 2010 Note, interest on the 2010 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”) and 7% per annum paid in cash.  The Company may prepay the 2010 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2010 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2010 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2010 Note is prepaid prior to the three-year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2010 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2010 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2010 Note upon the occurrence of certain triggering events described in the 2010 Note.  Subject to limited exceptions, Sageview may not assign the 2010 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2010 Note or (c) an event of default as defined in the 2010 Note.  The Purchase Agreement also requires the 2010 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2010 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is paid off.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2010 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.  The Company also entered into a Registration Rights Agreement with Sageview (the “Registration Rights Agreement”) pursuant to which it agreed to register the resale of the Sageview Warrants and the shares of Class A Common Stock underlying the Sageview Warrants.  The Purchase Agreement, Note Purchase Agreement, 2010 Note, Sageview Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.  As of March 31, 2010, the net balance of the 2009 Note was $69.5 million.

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

As of March 31, 2010, we had negative working capital, defined as current assets less current liabilities, of $1.4 million and cash and cash equivalents, investment securities and restricted cash totaling $24.2 million.

Operating activities provided net cash of $33.8 million and $9.9 million for the fiscal years ended March 31, 2009 and 2010, respectively.  The decrease in cash provided by operating activities was primarily due to increased payments for accounts payable and accrued expenses and an increase in unbilled revenue coupled with greater amounts of non-cash expenses, specifically the gain from extinguishment of debt, offset by a decreased net loss.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $34.2 million and $19.4 million for the fiscal years ended March 31, 2009 and 2010, respectively. The decrease was due to reduced payments on Systems purchased and an increase in restricted cash related to the fourth amendment with respect to the GE Credit Facility offset by the purchase of available-for-sale investments related to the funds received from the 2010 Note. We expect investing activities to use less cash than prior periods moving forward at least until additional Systems for the Phase II Deployment are purchased and installed.

Financing activities used net cash of $13.4 million for the fiscal year ended March 31, 2009 and provided net cash of $2.7 million for the fiscal year ended March 31, 2010.  The increase in cash provided was due to the proceeds from the 2010 Note and the proceeds from credit facilities for Systems for our Phase II Deployment offset by the repayment of the 2007 Senior Notes, increased principal repayments on the GE Credit Facility and debt issuance costs paid resulting from the GE Fourth Amendment and the 2010 Note.  Financing activities are expected to continue using net cash, primarily for principal repayments on the GE Credit Facility and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

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

The following table summarizes our significant contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations ($ in thousands)	Total	2011	2012 & 2013	2014 & 2015	Thereafter
Long-term recourse debt (1)	$111,955	$185	$148	$111,622	$—
Long-term non-recourse debt (2)	173,301	26,508	66,343	67,925	12,525
Capital lease obligations	249	171	78	—	—
Debt-related obligations, principal	285,505	26,864	66,569	179,547	12,525
Interest on recourse debt (3)	28,676	5,710	12,901	10,065	—
Interest on non-recourse debt	40,857	13,952	20,261	4,953	1,691
Interest on capital leases	22	17	5	—	—
Total interest	69,555	19,679	33,167	15,018	1,691
Total debt-related obligations	$355,060	$46,543	$99,736	$194,565	$14,216
Operating lease obligations (4)	$6,319	$1,827	$2,368	$1,555	$569
Theatre agreements (5)	17,355	3,395	4,781	4,343	4,836
Obligations to be included in operating expenses	23,674	5,222	7,149	5,898	5,405
Purchase obligations (6)	1,814	1,814	—	—	—
Total	$380,548	$53,579	$106,885	$200,463	$19,621
Total non-recourse debt including interest	$214,158	$40,460	$86,604	$72,878	$14,216

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $32.7 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and the KBC Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Includes the remaining interest of approximately $7.9 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(4)
Includes the remaining operating lease agreements for the two IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $4.4 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.  One of the remaining IDC leases expires in July 2010, which the Company does not intend to renew.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.
(6)	Includes $1.7 million for additional Phase II Systems to be purchased from Barco with funds from the increase in the non-recourse KBC Facility.

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on funds advanced under the GE Credit Facility, interest on the 2010 Note, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2010 Note and the Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We are seeking to raise additional capital for equipment requirements related to our Phase II Deployment or for working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

Subsequent Events

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In April 2010, Imperial exercised the Imperial Warrants (see Note 7) under a cashless feature, and the Company issued 348,633 shares of Class A Common Stock.

In May 2010, Cinedigm Digital Funding I, LLC (“CDF I”), an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”) for the lenders party thereto and certain other secured parties, and the lenders party thereto.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.

Phase 1 DC, in turn, repaid all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note (see Note 6), and its intercompany obligations owed to the Company. Certain proceeds of the 2010 Term

Loans in the amount of approximately $3.8 million were placed into a restricted cash account of the Company.  The Company intends to use such funds to finance the purchase, acquisition or installation of satellite dishes, equipment or infrastructure, in order to support DMS, its digital cinema delivery business unit.  In accordance with the terms of the GE Credit Facility, Phase 1 DC paid a prepayment penalty of approximately $1.1 million.

Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The 2010 Term Loans mature and must be paid in full by April 29, 2016.  In addition, CDF I may prepay the 2010 Term Loans, without premium or penalty, in whole or in part, subject to paying certain breakage costs, if applicable.

The 2010 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under a Guaranty and Security  Agreement dated as of May 6, 2010 by and among CDF I, the Guarantors and the Collateral Agent (the “Guaranty and Security Agreement”), the obligations under the 2010 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC, CDF I and CDF I’s subsidiaries.  In connection with the 2010 Credit Agreement, AccessDM the direct parent of Phase 1 DC, entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “ADM Pledge Agreement”) pursuant to which AccessDM pledged to the Collateral Agent all of the outstanding shares of common stock of Phase 1 DC, and Phase 1 DC entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “Phase 1 DC Pledge Agreement”) pursuant to which Phase 1 DC pledged to the Collateral Agent all of the outstanding membership interests of CDF I.

The 2010 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default, as well as conditions to borrowings.

On May 6, 2010, the Company entered into an Amendment and Restatement Agreement between the Company and Sageview (the “Note Amendment”) pursuant to which it amended and restated the 2009 Note previously issued to Sageview. The purpose of the Note Amendment was to, among other things, (i) require mandatory prepayments relating to certain servicing fees received by the Company, (ii) permit funds to be set aside to finance the purchase, acquisition or installation of satellite dishes, equipment and infrastructure, (iii) deposit certain additional funds into an existing interest reserve account and (iv) permit the transactions involving CDF I and Phase 1 DC described above to occur.

On May 26, 2010, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities with a bank to fund the purchase of Systems from an equipment vendor, for installation in movie theatres as part of the Company’s Phase II Deployment. The additional facilities increase Phase 2 DC's borrowing capability from its existing credit facility to a total of approximately $47.0 million.

On June 2, 2010, one of the holders of the Preferred Warrants exercised their entire Preferred Warrant and the Company issued 700,000 shares of Class A Common Stock.

The 2010 Credit Agreement requires CDF I to enter into an interest rate hedging arrangement covering a certain minimum amount of the loans outstanding.  In June 2010, CDF I entered into an interest rate swap with three counterparties (the “2010 Swap”) under which CDF I exchanged its variable base rate for a fixed interest rate of 2.16%.  The 2010 Swap does not become effective until June 2011, is for a notional amount of $100 million from June 2011 to June 2012, and $80 million from June 2012 to June 2013.  After the expiration of the 2010 Swap in June 2013, CDF I would enter into a new hedging arrangement.

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

We have audited the accompanying consolidated balance sheets of Cinedigm Digital Cinema Corp. (the "Company") as of March 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting as of March 31, 2010.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

Florham Park, New Jersey
June 11, 2010

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,
	2009	2010
ASSETS
Current assets
Cash and cash equivalents	$15,828	$9,094
Restricted available-for-sale investments	—	5,927
Accounts receivable, net	13,847	13,510
Unbilled revenue, current portion	3,082	4,337
Deferred costs, current portion	3,936	3,046
Prepaid expenses and other current assets	1,569	1,412
Note receivable, current portion	616	737
Assets held for sale	7,656	7,255
Total current assets	46,534	45,318

Restricted available-for-sale investments	—	2,004
Restricted cash	10,756	7,168
Security deposits	385	280
Property and equipment, net	237,536	215,814
Intangible assets, net	10,707	7,730
Capitalized software costs, net	3,653	3,831
Goodwill	6,261	6,261
Accounts receivable, net of current portion	386	198
Deferred costs, net of current portion	3,967	6,763
Note receivable, net of current portion	959	816
Unbilled revenue, net of current portion	1,253	964
Total assets	$322,397	$297,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,591	$7,820
Current portion of notes payable, non-recourse	24,824	26,508
Current portion of notes payable	424	185
Current portion of deferred revenue	5,533	5,892
Current portion of customer security deposits	314	60
Current portion of capital leases	69	171
Liabilities as part of held for sale assets	6,178	6,112
Total current liabilities	51,933	46,748
Notes payable, non-recourse, net of current portion	170,624	146,793
Notes payable, net of current portion	55,333	69,669
Capital leases, net of current portion	125	78
Warrant liability	—	19,195
Interest rate swap	4,529	1,535
Deferred revenue, net of current portion	1,057	1,828
Customer security deposits, net of current portion	9	9
Total liabilities	283,610	285,855
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; issued and outstanding: Series A 10%-$0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding, at March 31, 2009 and March 31, 2010, respectively. Liquidation preference $4,050	3,476	3,583
Class A common stock, $0.001 par value per share; 65,000,000 and 75,000,000 shares authorized at March 31, 2009 and March 31, 2010, respectively; 27,544,315 and 28,104,235 shares issued and 27,492,875 and 28,052,795 shares outstanding at March 31, 2009 and March 31, 2010, respectively	27	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2009 and March 31, 2010, respectively	1	1
Additional paid-in capital	173,565	175,937
Treasury stock, at cost; 51,440 shares	(172)	(172)
Accumulated deficit	(138,110)	(168,018)
Accumulated other comprehensive loss	—	(67)
Total stockholders’ equity	38,787	11,292
Total liabilities and stockholders’ equity	$322,397	$297,147

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the fiscal years ended March 31,
	2009	2010
Revenues	$77,466	$72,205
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	21,423	19,217
Selling, general and administrative	17,818	15,426
Provision for doubtful accounts	587	535
Research and development	188	218
Stock-based compensation	943	1,479
Impairment of goodwill	4,565	—
Depreciation and amortization of property and equipment	32,016	32,540
Amortization of intangible assets	3,434	2,977
Total operating expenses	80,974	72,392
Loss from continuing operations before other expense	(3,508)	(187)

Interest income	371	313
Interest expense	(26,481)	(33,677)
Gain on extinguishment of debt	—	10,744
Other expense, net	(753)	(734)
Change in fair value of interest rate swap	(4,529)	2,994
Change in fair value of warrant liability	—	(8,463)
Net loss from continuing operations	$(34,900)	$(29,010)
Loss from discontinued operations	(2,468)	(498)
Net loss	(37,368)	(29,508)
Preferred stock dividends	(50)	(400)
Net loss attributable to common stockholders	$(37,418)	$(29,908)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(1.27)	$(1.03)
Loss from discontinued operations	(0.09)	(0.02)
	$(1.36)	$(1.05)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	27,476,420	28,624,154

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the fiscal years ended March 31,
	2009	2010
Cash flows from operating activities
Net loss	$(37, 368)	$(29,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	165	19
Loss on impairment of goodwill	6,525	—
Depreciation and amortization of property and equipment and amortization of intangible assets	35,965	36,013
Amortization of software development costs	677	659
Amortization of debt issuance costs included in interest expense	1,520	2,059
Provision for doubtful accounts	587	535
Stock-based compensation	945	1,481
Non-cash interest expense	4,745	2,934
Change in fair value of interest rate swap	4,529	(2,994)
Change in fair value of warrant liability	—	8,463
Realized loss on available-for-sale investments	—	32
Interest expense added to note payable	—	3,880
Gain on extinguishment of debt	—	(10,744)
Accretion of note payable discount included in interest expense	—	1,373
Changes in operating assets and liabilities:
Accounts receivable	6,936	(76)
Prepaid expenses and other current assets	(482)	80
Unbilled revenue	3,734	(966)
Other assets	(222)	110
Accounts payable and accrued expenses	5,513	(4,246)
Deferred revenue	105	1,098
Other liabilities	(56)	(254)
Net cash provided by operating activities	33,818	9,948
Cash flows from investing activities
Purchases of property and equipment	(22,032)	(14,229)
Purchases of intangible assets	(550)	—
Additions to capitalized software costs	(1,153)	(838)
Sales/maturities of available-for-sale investments	—	3,446
Purchase of available-for-sale investments	—	(11,361)
Restricted cash	(10,501)	3,588
Net cash used in investing activities	(34,236)	(19,394)

Cash flows from financing activities
Repayment of notes payable	(1,553)	(43,180)
Proceeds from notes payable	—	76,513
Repayment of credit facilities	(15,499)	(32,288)
Proceeds from credit facilities	569	8,884
Payments of debt issuance costs	(564)	(6,234)
Principal payments on capital leases	(121)	(952)
Costs associated issuance of Series A preferred stock	(142)	(8)
Net proceeds from issuance of Series A preferred stock	3,950	—
Costs associated issuance of Class A common stock	(49)	(23)
Net cash (used in) provided by financing activities	(13,409)	2,712
Net decrease in cash and cash equivalents	(13,827)	(6,734)
Cash and cash equivalents at beginning of year	29,655	15,828
Cash and cash equivalents at end of year	$15,828	$9,094

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Pain-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Loss

Balances as of March 31, 2008	—	$—	26,143,612	$26	733,811	$1	(51,440)	$(172	$168,844	$(100,692)	$68,007	$—
Issuance of common stock in connection with the vesting of restricted stock	—	—	32,745	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the additional purchase price of Access Digital Server Assets	—	—	30,000	—	—	—	—	—	129	—	129
Issuance of common stock in connection with the additional purchase price of Managed Services	—	—	15,219	—	—	—	—	—	82	—	82
Issuance of common stock in payment of interest on the 2007 Senior Notes	—	—	1,075,847	1	—	—	—	—	1,547	—	1,548
Amortized value of common stock to be issued in payment of additional interest on the 2007 Senior Notes	—	—	—	—	—	—	—	—	1,581	—	1,581
Issuance of common stock in connection with the shared services agreement with SD Entertainment, Inc.	—	—	117,021	—	—	—	—	—	142	—	142
Issuance of Series A preferred stock	8	4,000	—	—	—	—	—	—	—	—	4,000
Issuance of common stock warrants in connection with the issuance of Series A preferred stock	—	(537)	—	—	—	—	—	—	537	—	—
Issuance of common stock for professional services in connection with the issuance of Series A preferred stock	—	—	129,871	—	—	—	—	—	100	—	100
Costs associated with issuance of Series A preferred stock	—	—	—	—	—	—	—	—	(292)	—	(292)
Accretion of preferred stock dividends	—	13	—	—	—	—	—	—	(13)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(50)	(50)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(37)	—	(37)
Stock-based compensation	—	—	—	—	—	—	—	—	945	—	945
Net loss	—	—	—	—	—	—	—	—	—	(37,368)	(37,368)	(37,368)
Balances as of March 31, 2009	8	$3,476	27,544,315	$27	733,811	$1	(51,440)	$(172)	$173,565	$(138,110)	$38,787	$(37,368)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity	Loss

Balances as of March 31, 2009	8	$3,476	27,544,315	$27	733,811	$1	(51,440)	$(172	$173,565	$(138,110)	$—	$38,787
Other comprehensive loss: Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	(67)	(67)	(67)
Issuance of common stock in connection with the vesting of restricted stock	—	—	139,920	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services in connection with the issuance of 2009 Notes	—	—	200,000	1	—	—	—	—	198	—	—	198
Issuance of common stock in payment of interest on the 2007 Senior Notes	—	—	220,000	—	—	—	—	—	405	—	—	405
Accretion of preferred stock dividends	—	108	—	—	—	—	—	—	(108)	—	—	—
Costs associated with issuance of Series A preferred stock	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Issuance of common stock warrants in connection with the issuance of 2009 Notes	—	—	—	—	—	—	—	—	427	—	—	427
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(400)	—	(400)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	—	—	—	—	—	—	1,481	—	—	1,481
Net loss	—	—	—	—	—	—	—	—	—	(29,508)	—	(29,508)	(29,508)
Balances as of March 31, 2010	8	$3,583	28,104,235	$28	733,811	$1	(51,440)	$(172)	$175,937	$(168,018)	$(67)	$11,292	$(29,575)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2010
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).  On September 30, 2009, the Company’s stockholders approved a change in the Company’s name from Access Integrated Technologies, Inc. to Cinedigm Digital Cinema Corp., and such change was effected October 5, 2009.

The Company is a digital cinema services, specialty finance and content distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content distribution services to owners and distributors of digital content to movie theatres and other venues.  Adjoined to this digital cinema conversion business is a series of business units designed to leverage the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  Cinedigm combines its infrastructure, technology and relationships to create a digital content origination, marketing, advertising and distribution business focused on alternative content and independent film.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

Beginning September 1, 2009, the Company changed its organizational structure which impacted its reportable segments, but did not impact its consolidated financial position, results of operations or cash flows. The Company realigned its focus to five primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”), media content and entertainment (“Content & Entertainment”) and other (“Other”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  The Company’s Other segment provides information technology consulting and managed network monitoring services and hosting services and network access for other web hosting services (“Access Digital Server Assets”).  In March 2010, the Company decided to realign our technical and financial resources and to discontinue our motion picture exhibition to the general public which was a separate unit previously reported in the Other segment.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2009 and 2010, the Company incurred net losses of $37,368 and $29,508, respectively.  For the fiscal years ended March 31, 2009 and 2010, the Company’s operating activities provided cash of $33,818 and $9,948, respectively. The Company has an accumulated deficit of $168,018 as of March 31, 2010. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2011 and beyond.  Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at March 31, 2010, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through March 31, 2011. In August 2009, the Company entered into a private placement of a senior secured recourse note and extinguished its existing senior notes, which provided net proceeds after repayment of existing debt, funding of an interest reserve and transactions fees and expenses of approximately $11,300 of working capital funding.  The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying audited consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.  Subsequent to March 31, 2010, the Company entered into two new financings (see Note 15).

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) and Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

RECLASSIFICATION

The March 31, 2009 consolidated balance sheets were reclassified to break out the recourse and non-recourse notes payable and the restricted cash related to an interest reserve to conform to the current period presentation.  The March 31, 2009 consolidated statement of operations were reclassified to present the results of the Pavilion Theatre as held for sale and discontinued operations for all periods presented.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to software revenue recognition, capitalization of software development costs, amortization and impairment testing of goodwill and intangible assets, depreciation and recoverability of property and equipment and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.  The Company charged $773 and $811 to advertising expense for the fiscal years ended March 31, 2009 and 2010, respectively.

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 6), the Company was required to segregate $11,265 of the proceeds into marketable securities which will be used to pay interest over the next two years.  The Company classifies the marketable securities as available-for-sale investments and accordingly, these investments are recorded at fair value.  The maturity dates of these investments coincide with the quarterly interest payment dates through September 2011.  The unrealized gains and losses of these investments are recorded in accumulated other comprehensive loss in the consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  During the fiscal year ended March 31, 2010, there were realized losses of $32.

The Company held no available-for-sale investments at March 31, 2009.  During the fiscal year ended March 31, 2010, the Company has made scheduled quarterly interest payments of $3,395. Available-for-sale investments of $5,927 with a maturity of twelve months or less are classified as short-term and available-for-sale investments of $2,004 with a maturity greater than twelve months are classified as long-term.

The carrying value and fair value of available-for-sale investment securities at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,709	$1	$(29)	$2,681
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,395	—	(36)	4,359
Corporate debt securities	506	—	(1)	505
Other interest bearing securities	388	—	(2)	386
	$7,998	$1	$(68)	$7,931

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the credit facility with General Electric Capital Corporation (“GECC”), the $55,000 of 10% Senior Notes issued in August 2007 up to August 2009 and the $75,000 Senior Secured Note issued in August 2009 (see Note 6), which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.  Other deferred costs are advertising production, post production and technical support costs related to developing and displaying advertising in the amount of $804, which are capitalized and amortized on a straight-line basis over the same period as the related cinema advertising revenues of $4,728 are recognized.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the statement of operations.

ACCOUNTING FOR DERIVATIVES

In April 2008, the Company executed an interest rate swap agreement (the “Interest Rate Swap”) to limit the Company’s exposure to changes in interest rates.  Derivative financial instruments are recorded at fair value.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (a component of stockholders' equity) or in the consolidated statement of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has determined that this is not a hedging transaction and changes in the value of its Interest Rate Swap were recorded in the consolidated statements of operations (see Note 6).

FAIR VALUE MEASUREMENTS

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements.  The Company’s financial assets and liabilities consist primarily of notes receivable, debt and an interest rate swap.  Beginning April 1, 2009, the Company applied fair value accounting to its non-financial assets and liabilities.  The Company’s non-financial assets and liabilities consist principally of goodwill (for its annual impairment test).  Applying fair value accounting to non-financial assets and liabilities did not have a material effect on the consolidated financial statements.

The Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the Financial Accounting Standards Board (“FASB”).  This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into the following three levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities
•
Level 2 – other observable inputs other than Level 1 (including quoted prices for similar assets and liabilities, market corroborated inputs, non-binding market consensus prices that can be corroborated with observable market rpices)

•	Level 3 –unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)

Assets and liabilities measured at fair value on a recurring basis generally use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.  Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The following table summarizes the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of March 31, 2010
	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,094	$—	$—
Investment securities, available-for-sale	$153	$7,778	$—
Restricted cash	$7,168	$—	$—
Interest rate swap	$—	$(1,535)	$—

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates the fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2010, the estimated fair value of the Company’s fixed rate debt was $88,079, compared to a carrying amount of $89,426.  At March 31, 2010 the estimated fair value of the Company’s variable rate debt was $141,503, compared to a carrying amount of $153,729.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  No impairment charge was recorded for the fiscal years ended March 31, 2009 and 2010, respectively.

GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

As of March 31, 2010, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  At March 31, 2009 and 2010, no impairment charge was recorded for intangible assets.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its four goodwill reporting units: Software, The Pavilion Theatre, USM and CEG.  The Company normally conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested as of an interim date.

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues and gross margins, which vary among reporting units. The discount rates utilized were 16.0% - 27.5% based on the estimated market participant weighted average cost of capital (“WACC”) for each unit.  The market participant based WACC for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

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

Based on the results of our impairment evaluation, the Company recorded an impairment charge of $4,565 during the fiscal year ended March 31, 2009 related to our Content and Entertainment segment and $1,960 in discontinued operations related to the Pavilion Theatre.

Information related to the segments of the Company and its subsidiaries regarding goodwill is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Balance as of March 31, 2008	$—	$—	$4,306	$6,133	$4,110	$—	$14,549
Impairment charge associated with the Pavilion Theatre	—	—	—	—	(1,960)	—	(1,960)
Impairment charge associated with USM	—	—	—	(4,401)	—	—	(4,401)
Impairment charge associated with CEG	—	—	—	(164)	—	—	(164)
Reclassification of goodwill to assets held for sale	—	—	—	—	(1,763)	—	(1,763)
Balance as of March 31, 2009 and 2010	$—	$—	$4,306	$1,568	$387	$—	$6,261

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

At March 31, 2010, no impairment charge was recorded for goodwill.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for internal use software development costs based on three distinct stages.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage are considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized, Capitalized costs are amortized when the software is ready for its intended use on a straight-line basis over estimated lives ranging from three to five years.

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs for impairment on a periodic basis with long-lived assets.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2009 and 2010 amounted to $677 and $659, respectively.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing will pay an upfront activation fee of $2 per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer.  The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.  The Company does not recognize VPF revenue within Services.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the fiscal years ended March 31, 2009 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $1,577 and $1,250, respectively.

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

Discontinued Operations

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

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, amortization of capitalized software development costs, exhibitors payments for displaying cinema advertising and other deferred expenses, such as advertising production, post production and technical support related to developing and displaying advertising.

STOCK-BASED COMPENSATION

For the fiscal years ended March 31, 2009 and 2010, the Company recorded stock-based compensation expense from continuing operations of $943 and $1,479, respectively.  The Company estimates that the stock-based compensation expense related to current outstanding stock options, using a Black-Scholes option valuation model, and current outstanding restricted stock awards will be approximately $1,400 in fiscal 2011.

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2009 and 2010 was $0.58 and $0.71. There were no stock options exercised during the fiscal years ended March 31, 2009 and 2010.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	As of March 31,
Assumptions for Option Grants	2009	2010
Range of risk-free interest rates	2.7 – 4.4%	2.3 – 2.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	52.6 – 58.7%	77.1 – 77.6%

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

INCOME TAXES

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

The Company recognizes a tax benefit from uncertain positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents.  The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At March 31, 2009 and 2010, the Company did not recognize any tax benefits from uncertain tax positions.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of Common Stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the fiscal years ended March 31, 2009 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 5,714,261 shares and 24,353,517 shares as of March 31, 2009 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Revisions to ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This is effective for the Company as of April 1, 2010. The Company does not expect the adoption of ASC 810-10 to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU 2009-13 on April 1, 2011 and apply it prospectively. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-

14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not expect the adoption of ASU 2009-14 will have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010, which will be effective for the Company as of April 1, 2011.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The results of the Pavilion Theatre have been reported as discontinued operations for all periods presented. The loss from discontinued operations were as follows:

	As of March 31,
	2009	2010
Revenues	$5,548	$5,700
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	4,248	4,438
Selling, general and administrative	252	195
Stock-based compensation	2	2
Impairment of goodwill	1,960	—
Depreciation and amortization of property and equipment	515	496
Total operating expenses	6,977	5,131
(Loss) income from discontinued operations before other expense	(1,429)	569

Interest income	1	—
Interest expense	(1,039)	(1,021)
Other expense, net	(1)	(46)
Loss from discontinued operations	$(2,468)	$(498)

In accordance with ASC 360-10-35, any subsequent operating losses or changes in the values of assets or liabilities will be reflected as incurred.

The assets and liabilities of held for sale assets were comprised of the following:

	As of March 31,
	2009	2010
Accounts receivable, net	$38	$103
Prepaid expenses and other current assets	228	229
Security deposits	39	39
Property and equipment, net	5,588	5,121
Goodwill	1,763	1,763
Assets held for sale	$7,656	$7,255

Accounts payable and accrued expenses	$362	$397
Deferred revenue	2	7
Capital leases	5,814	5,708
Liabilities as part of held for sale assets	$6,178	$6,112

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of March 31,
	2009	2010
Cash in banks	$13,749	$5,860
Money market funds	2,079	3,234
Total cash and cash equivalents	$15,828	$9,094

RESTRICTED CASH

The Company had restricted cash of $10,756 and $7,168 as of March 31, 2009 and 2010, respectively, in the form of an interest reserve account related to the GE Credit Facility (see Note 6) and a bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease.

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2009	2010
Trade receivables	$15,296	$14,466
Allowance for doubtful accounts	(1,449)	(956)
Total accounts receivable, net	$13,847	$13,510

The Company determines its allowance by considering a number of factors, including the length of time such receivables are past due, the Company’s previous loss history, the customer’s payment history and the customer’s current ability to pay.  The Company writes off receivables when all collection efforts have been exhausted.

PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	As of March 31,
	2009	2010
Leasehold improvements	$939	$958
Computer equipment and software	7,094	7,483
Digital cinema projection systems	289,483	297,227
Other projection system equipment	3,848	3,999
Machinery and equipment	11,310	13,758
Furniture and fixtures	649	606
Vehicles	84	84
	313,407	324,115
Less - accumulated depreciation and amortization	(75,871)	(108,301)
Total property and equipment, net	$237,536	$215,814

Land and building and improvements represent the Company’s capital lease for the Pavilion Theatre which as of March 31, 2010, is included in assets held for resale.  Leasehold improvements consist primarily of costs incurred at DMS and for the offices of Software.  Computer equipment and software consists primarily of software used in the Company’s Managed Storage Services business, a software license for Philips’ Cinefence software, the Access Digital Server Assets and from the Software and Managed Services Acquisitions.  Digital cinema projection systems consist entirely of equipment purchased in connection with the Phase 1 DC Phase I Deployment and the Phase 2 DC Phase II Deployment.  The GE Credit Facility (see Note 6) is secured by a first priority perfected security interest on all of the digital cinema projection systems of Phase 1 DC.  Other projection system equipment consists entirely of equipment in the USM operations.  Machinery and equipment consists primarily of satellite equipment purchased in connection with Phase 1 DC’s Phase I Deployment and equipment from the FiberSat Acquisition.  For the fiscal years ended March 31, 2009 and 2010, total depreciation and amortization expense amounted to $32,016 and $32,540, respectively.  For the fiscal years ended March 31, 2009 and 2010, the amortization of the Company’s capital leases, and included in depreciation and amortization expense, amounted to $37 and $325, respectively.

Depreciation and amortization expense on property and equipment for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2011	$32,351
2012	$31,722
2013	$30,989
2014	$30,755
2015	$30,713

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

As of March 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$81	$(80)	$1	3
Corporate trade names	889	(729)	160	2-10
Customer relationships and contracts	11,348	(6,500)	4,848	3-5
Theatre relationships	7,125	(1,770)	5,355	10-12
Covenants not to compete	2,509	(2,166)	343	3-5
	$21,952	$(11,245)	$10,707

As of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$81	$(81)	$—	3
Corporate trade names	889	(779)	110	2-10
Customer relationships and contracts	11,348	(8,581)	2,767	3-5
Theatre relationships	7,125	(2,475)	4,650	10-12
Covenants not to compete	2,509	(2,306)	203	3-5
	$21,952	$(14,222)	$7,730

For the fiscal years ended March 31, 2009 and 2010, amortization expense amounted to $3,434 and $2,977, respectively.  The Company did not record any impairment of intangible assets during the fiscal years ended March 31, 2009 and 2010.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2011	$2,888
2012	$1,576
2013	$719
2014	$714
2015	$704

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2009	2010
Capitalized software	$6,795	$7,633
Less - accumulated amortization	(3,142)	(3,802)
Total capitalized software costs, net	$3,653	$3,831

For the years ended March 31, 2009 and 2010, amortization of software costs, which is included in direct operating costs, amounted to $677 and $659, respectively.

During the fiscal year ended March 31, 2009, the Company reached an agreement with a customer regarding a customized product contract whereby the Company will cease development efforts on the customized product and the customer will complete the development of the product going forward at their sole expense and deliver the completed product back to the Company.  The Company will continue to own the product at all times and retains the rights to market the finished product to others.  The customer agreed, and has made, certain payments to the Company as settlement of all billed and unbilled amounts.  After all such payments, the remaining amount of $400 has been included in capitalized software costs as of March 31, 2010.  The Company believes this amount will be recoverable from future sales of the product to other customers and no amortization will be recorded until the completed product has been delivered back to the Company.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2009	2010
Accounts payable	$5,629	$2,769
Accrued compensation and benefits	1,542	1,259
Accrued taxes payable	325	193
Interest payable	3,175	841
Accrued other expenses	3,920	2,758
Total accounts payable and accrued expenses	$14,591	$7,820

For the years ended March 31, 2009 and 2010, amounts ordered from Christie for Systems in connection with Phase 1 DC’s Phase I Deployment and included in accounts payable amounted to $293 and $0, respectively, and amounts ordered from Christie for Systems in connection with Phase 2 DC’s Phase II Deployment and included in accounts payable amounted to $898 and $0, respectively.

For the years ended March 31, 2009 and 2010, the Company has also included $325 and $193, respectively, for accrued taxes payable, mainly representing the estimated amounts due for various state property taxes.

For the years ended March 31, 2009 and 2010, the Company has also included $3,075 and $0, respectively, in accrued other expenses, representing the amounts ordered from Barco N.V. (“Barco”) for Systems in connection with Phase 2 DC’s Phase II Deployment.

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2009		As of March 31, 2010
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$54	$37	$37	$—
Exhibitor Install Notes	118	908	92	816
FiberMedia Note	431	—	—	—
FiberMedia Note #2	—	—	584	—
Other	13	14	24	—
	$616	$959	$737	$816

In March 2006, in connection with Phase 1 DC’s Phase I Deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note requires monthly principal and interest payments through September 2010.  As of March 31, 2009 and 2010, the outstanding balance of the Exhibitor Note was $91 and $37, respectively.

In connection with Phase 1 DC’s Phase I Deployment (see Note 8), the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of March 31, 2009 and 2010, the outstanding balance of the Exhibitor Install Notes was $1,026 and $908, respectively.

In November 2008, FiberMedia issued to the Company a 10% note receivable for $631 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. FiberMedia is required to make monthly principal and interest payments beginning in January 2009 through July 2009.  As of March 31, 2009 and 2010, the aggregate outstanding balance of the FiberMedia Note was $431 and $0, respectively.

In January 2010, FiberMedia issued to the Company a 10% note receivable for $584 (the “FiberMedia Note #2”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. Payment of the FiberMedia Note #2 and any and all accrued interest is due April 1, 2010.  The interest rate becomes 18% if not paid on April 1, 2010.  The FiberMedia Note #2 was not repaid on April 1, and the Company and FiberMedia are discussing an extension.  As of March 31, 2010, the aggregate outstanding balance of the FiberMedia Note #2 was $584.

The aggregate principal repayments to the Company on notes receivable are scheduled to be as follows:

For the fiscal years ending March 31,
2011	$737
2012	100
2013	108
2014	117
2015	127
Thereafter	364
$1,553

6.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2009		As of March 31, 2010
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
First USM Note	$221	$—	$—	$—
SilverScreen Note	20	—	—	—
2007 Senior Notes	—	55,000	—	—
NEC Facility	168	333	185	148
2009 Note, net of debt discount	—	—	—	69,521
Other	15	—	—	—
Total recourse notes payable	$424	$55,333	$185	$69,669

Vendor Note	$—	$9,600	$—	$9,600
GE Credit Facility	24,824	161,024	25,129	128,600
KBC Facility	—	—	1,269	7,298
P2 Vendor Note	—	—	66	724
P2 Exhibitor Notes	—	—	44	571
Total non-recourse notes payable	$24,824	$170,624	$26,508	$146,793
Total notes payable	$25,248	$225,957	$26,693	$216,462

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The KBC Facility, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

In July 2006, in connection with the USM Acquisition, the Company issued an 8% note payable in the principal amount of $1,204 (the “First USM Note”) and an 8% note payable in the principal amount of $4,000 (the “Second USM Note”), both in favor of the stockholders of USM. The First USM Note is payable in twelve equal quarterly installments commencing on October 1, 2006 until July 1, 2009. The Second USM Note was payable on November 30, 2006, or earlier if certain conditions were met, and was paid by the Company in October 2006. The First USM Note may be prepaid in whole or from time to time in part without penalty provided that the Company pays all accrued and unpaid interest. As of March 31, 2010, the First USM Note was repaid in full.

Prior to the USM Acquisition, USM had purchased substantially all the assets of SilverScreen Advertising Incorporated (“SilverScreen”) and issued a 3-year, 4% note payable in the principal amount of $333 (the “SilverScreen Note”) as part of the purchase price for SilverScreen. The SilverScreen Note is payable in equal monthly installments until May 2009.  As of March 31, 2010, the SilverScreen Note was repaid in full.

In August 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers party thereto (the “Purchasers”) pursuant to which the Company issued 10% Senior Notes (the “2007 Senior Notes”) in the aggregate principal amount of $55,000 (the “August 2007 Private Placement”). The term of the 2007 Senior Notes was three years which may be extended for one 6 month period at the discretion of the Company if certain conditions were met.  Interest on the 2007 Senior Notes was payable on a quarterly basis in cash or, at the Company’s option and subject to certain conditions, in shares of its Class A Common Stock (“Interest Shares”). In addition, each quarter, the Company issued shares of Class A Common Stock to the Purchasers as payment of additional interest owed under the 2007 Senior Notes based on a formula (“Additional Interest”).  The Company may prepay the 2007 Senior Notes in whole or in part following the first anniversary of issuance of the 2007 Senior Notes, subject to a penalty of 2% of the principal if the 2007 Senior Notes are prepaid prior to the two year anniversary of the issuance and a penalty of 1% of the principal if the 2007 Senior Notes are prepaid thereafter, and subject to paying the number of shares as Additional Interest that would be due through the end of the term of the 2007 Senior Notes.  The Company and its subsidiaries, other than Phase 1 DC and its subsidiaries, were prohibited from paying dividends under the terms of the 2007 Senior Notes.  In August 2009, in connection with the consummation of the 2009 Private Placement (as defined below), the Company consummated purchase agreements (the “Note Purchase Agreements”) with the holders of all of its outstanding 2007 Senior Notes pursuant to which the Company purchased all of the 2007 Senior Notes, in satisfaction of the principal and any accrued and unpaid interest thereon, for an aggregate purchase price of $42,500 in cash.  The source of such aggregate cash payment was the proceeds of the 2009 Private Placement discussed below.  Upon such purchase, the 2007 Senior Notes were canceled and the remaining principal of $12,500 along with unamortized debt issuance costs of $(2,377) and accrued interest of $621 resulted in a $10,744 gain on extinguishment of debt included in the consolidated statements of operations.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (“Sageview” or the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The remaining proceeds of the 2009 Private Placement after the repayment of existing indebtedness of the Company and one of its subsidiaries, the funding of a cash reserve to pay the cash interest amount required under the 2009 Note for the first two years, the payment of fees and expenses incurred in connection with the 2009 Private Placement and related transactions, and other general corporate purposes was approximately $11,300.  The 2009 Note was later amended and restated in May 6, 2010 (as so amended and restated, the “2010 Note”).  The 2010 Note has a term of five years, which may be extended for up to one 12 month period at the discretion of the Company if certain conditions are satisfied.  Subject to certain adjustments set forth in the 2010 Note, interest on the 2010 Note is 8% per annum to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”) and 7% per annum paid in cash.  The Company may prepay the 2010 Note (i) during the initial 18 months of their term, in an amount up to 20% of the original principal amount of the 2010 Note plus accrued and unpaid interest without penalty and (ii) following the second anniversary of issuance of the 2010 Note, subject to a prepayment penalty equal to 7.5% of the principal amount prepaid if the 2010 Note is prepaid prior to the three-year anniversary of its issuance, a prepayment penalty of 3.75% of the principal amount prepaid if the 2010 Note is prepaid after such third anniversary but prior to the fourth anniversary of its issuance and without penalty if the 2010 Note is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.  The Company is obligated to offer to redeem all or a portion of the 2010 Note upon the occurrence of certain triggering events described in the 2010 Note.  Subject to limited exceptions, the Purchaser may not assign the 2010 Note until the earliest of (a) August 11, 2011, (b) the consummation of a change in control as defined in the 2010 Note or (c) an event of default as defined under the 2010 Note.  The Purchase Agreement also requires the 2010 Note to be guaranteed by each of the Company’s existing and future subsidiaries, other than AccessDM, Phase 1 DC and its subsidiaries and Phase 2 DC and its subsidiaries and subsidiaries formed after August 11, 2009 which are primarily engaged in the financing or deployment of digital cinema equipment (the "Guarantors"), and that the Company and each Guarantor pledge substantially all of their assets to secure payment on the 2010 Note, except that AccessDM and Phase 1 DC are not required to become Guarantors until such time as certain indebtedness is repaid.  Accordingly, the Company and each of the Guarantors entered into a guarantee and collateral agreement (the “Guarantee and Collateral Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the 2010 Note and the Company and each Guarantor pledged substantially all of their assets to secure such obligations.  The Company also entered into a Registration Rights Agreement with Sageview (the “Registration Rights Agreement”) pursuant to which it agreed to register the resale of the shares of Class A Common Stock underlying the Sageview Warrants.  The Purchase Agreement, Note Purchase Agreement, 2010 Note, Sageview Warrants, Registration Rights Agreement and Guarantee and Collateral Agreement contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.

As of March 31, 2010, the balance of the 2009 Note, net of the discount associated with the issuance of the Sageview Warrants (see Note 7) and the PIK Interest, was as follows:

	As of March 31,
	2009	2010
2009 Note, at issuance	$—	$75,000
Discount on 2009 Note	—	(9,359)
PIK Interest	—	3,880
2009 Note, net	$—	$69,521
Less current portion	—	—
Total long term portion	$—	$69,521

In August 2007, Phase 1 DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  As of March 31, 2009 and 2010, the outstanding balance of the Vendor Note was $9,600.

In September 2009, Phase 2 DC obtained $898 of vendor financing (the “P2 Vendor Note”) for equipment used in Company’s Phase II Deployment. The P2 Vendor Note bears interest at 7% and requires quarterly interest-only payments through January 2010.  Quarterly installments commencing in April 2010 are to be repaid with 92.5% of the VPFs and ACFs received on this equipment with the payments being applied to accrued and unpaid interest first and any remaining amounts be applied to the principal.  The balance of the P2 Vendor Note, together with all accrued and unpaid interest is due on the maturity date of December 31, 2018.  The P2 Vendor Note may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2010, the outstanding balance of the P2 Vendor Note was $790.

During the fiscal year ended March 31, 2010, Phase 2 DC obtained $615 of financing from certain exhibitors (the “P2 Exhibitor Notes”) for equipment used in the Company’s Phase II Deployment.  The P2 Exhibitor Notes bear interest at 7% and may be prepaid without penalty. The P2 Exhibitor Notes requires quarterly interest-only payments through June 2010. Principal is to be repaid in thirty-two equal quarterly installments commencing in September 2010. The P2 Exhibitor Notes may be prepaid at any time without penalty and are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2010, the outstanding balance of the P2 Exhibitor Notes was $615.

CREDIT FACILITIES

In August 2006, Phase 1 DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to Phase 1 DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Phase 1 DC’s Phase I Deployment (see Note 8) and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The remaining cost of the Systems was funded from other sources of capital including contributed equity. Each of the borrowings by Phase 1 DC bears interest, at the option of Phase 1 DC and subject to certain conditions, based on the bank prime loan rate in the United States or the Eurodollar rate, plus a margin ranging from 2.75% to 4.50%, depending on, among other things, the type of rate chosen, the amount of equity contributed into Phase 1 DC and the total debt of Phase 1 DC. Under the GE Credit Facility, Phase 1 DC must pay interest only through July 31, 2008. Beginning August 31, 2008, in addition to the interest payments, Phase 1 DC must repay approximately 71.5% of the principal amount of the borrowings over a five-year period with a balloon payment for the balance of the principal amount, together with all unpaid interest on such borrowings and any fees incurred by Phase 1 DC pursuant to the GE Credit Facility on the maturity date of August 1, 2013. In addition, Phase 1 DC may prepay borrowings under the GE Credit Facility in whole or in part, after July 31, 2007 and before August 1, 2010, subject to paying certain prepayment penalties ranging from 3% to 1%, depending on when the prepayment is made. The GE Credit Facility is required to be guaranteed by each of Phase 1 DC’s existing and future direct and indirect domestic subsidiaries (the “Guarantors”) and secured by a first priority perfected security interest on all of the collective assets of Phase 1 DC and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC and its subsidiaries, subject to specified exceptions. The GE Credit Facility is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. During the fiscal years ended March 31, 2009 and 2010, the Company repaid principal of $15,431 and $32,119, respectively, on the GE Credit Facility.  The fiscal 2010 payments include a prepayment of $5,000 in accordance with the GE Fifth Amendment described below, and additional voluntary prepayments of $3,600.  As of March 31, 2009 and 2010, the outstanding principal balance of the GE Credit Facility was $185,848 and $153,729, respectively, at a weighted average interest rate of 7.1% and 10.7%, respectively.

Under the GE Credit Facility, as amended, Phase 1 DC is required to maintain compliance with certain financial covenants. Material covenants include a leverage ratio, and an interest coverage ratio.  In September 2007, Phase 1 DC entered into the third amendment with respect to the GE Credit Facility to (1) lower the interest reserve from 12 months to 9 months; (2) modify the definition of total equity ratio to count as capital contributions (x) up to $23,300 of permitted subordinated indebtedness and (y) up to $4,000 of previously paid and approved expenses that were incurred during the deployment of Systems; (3) change the leverage ratio covenant; (4) add a new consolidated senior leverage ratio covenant; and (5) change the consolidated fixed charge coverage ratio covenant.

In May 2009, Phase 1 DC entered into the fourth amendment (the “GE Fourth Amendment”) with respect to the GE Credit Facility to (1) increase the interest rate from 4.5% to 6% above the Eurodollar Base Rate; (2) set the Eurodollar Base Rate floor at 2.5%; (3) reduce the required amount to be reserved for the payment of interest from 9 months of forward cash interest to a fixed $6,900, and permitted a one-time payment of $2,600 to be made from Phase 1 DC to its parent Company, AccessDM; (4) increase the quarterly maximum consolidated leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (5) increase the maximum consolidated senior leverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis; (6) reduce the quarterly minimum consolidated fixed charge coverage ratio covenants that Phase 1 DC is required to meet on a trailing 12 months basis and (7) add a covenant requiring Phase 1 DC to maintain a minimum unrestricted cash balance of $2,000 at all times.  All of the changes contained in the GE Fourth Amendment are effective as of May 4, 2009 except for the covenant changes in (4), (5) and (6) above, which were effective as of March 31, 2009.  In connection with the GE Fourth Amendment, Phase 1 DC paid fees to GE and the other lenders totaling $1,000, which was recorded as debt issuance costs.  At March 31, 2009, the Company was in compliance with all covenants contained in the GE Credit Facility, as amended.

In August 2009, in connection with the 2009 Private Placement, Phase 1 DC entered into a fifth amendment (the “GE Fifth Amendment”) with respect to the GE Credit Facility, whereby $5,000 of the proceeds of the 2009 Private Placement were used by the Company to purchase capital stock of AccessDM, which in turn used such amount to purchase capital stock of Phase 1 DC. Phase 1 DC then funded the prepayment with respect to the GE Credit Facility. The prepayment is being applied ratably to each of the next 24 successive regularly scheduled monthly amortization payments due under the GE Credit Facility beginning in August 2009.   See Note 15 for a discussion of the refinance of the GE Credit Facility as a subsequent event.

In April 2008, Phase 1 DC executed the Interest Rate Swap, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.

Upon any refinance of the GE Credit Facility or other early termination or at the maturity date of the Interest Rate Swap, the fair value of the Interest Rate Swap, whether favorable to the Company or not, would be settled in cash with the counter party.  As of March 31, 2010, the fair value of the Interest Rate Swap liability was $1,535.  During the fiscal years ended March 31, 2009 and 2010, the change in fair value recorded in the consolidated statements of operations was a loss of $4,529 and a gain of $2,994, respectively.

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of March 31, 2010, AccessDM has borrowed $569 and the equipment purchased therewith is included in property and equipment.  During the fiscal years ended March 31, 2009 and 2010, the Company repaid principal of $68 and $168, respectively, on the NEC Credit Facility.  As of March 31, 2009 and 2010, the outstanding principal balance of the NEC Credit Facility was $501 and $333, respectively.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility with KBC Bank NV (the “KBC Facility”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility provides for borrowings of up to a maximum of $8,900 through December 31, 2009 (the “Draw Down Period”) and requires interest-only payments at 7.3% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2010, $8,885 has been drawn down on the KBC Facility.  As of March 31, 2010, the outstanding principal balance of the KBC Facility was $8,567.

See Note 15 for a discussion of additional financing subsequent to year end.

At March 31, 2010, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable are scheduled to be as follows:

For the fiscal years ending March 31,
2011	$26,693
2012	31,360
2013	35,131
2014	66,492
2015	113,055
Thereafter	12,525
$285,256

The amount for fiscal 2015 includes $32,743 of PIK Interest on the 2009 Note, which is to be accrued as additional principal, from April 2010 through August 2014.

7.	STOCKHOLDERS’ EQUITY

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

On August 10, 2009, the Board declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company’s Class A Common Stock and each outstanding share of the Company’s Class B Common Stock, (the "Class B Common Stock," and together with the Class A Common Stock, the "Common Stock") under the terms of the Tax Preservation Plan.  The dividend is payable to the stockholders of record as of the close of business on August 10, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.001 per share, (the "Preferred B Stock") at a price of $6.00, subject to adjustment.  The Rights are not exercisable, and would only become exercisable when any person or group has acquired, subject to certain conditions, beneficial ownership of 4.99% or more of the Company’s outstanding shares of Class A Common Stock.  As of March 31, 2010, the Company did not record the dividends as a 4.99% or more change in the beneficial ownership of the Company’s outstanding shares of Class A Common Stock had not occurred.

CAPITAL STOCK

COMMON STOCK

In August 2004, the Board authorized the repurchase of up to 100,000 shares of Class A Common Stock, which may be purchased at prevailing prices from time-to-time in the open market depending on market conditions and other factors.  Under the terms of the 2007 Senior Notes (see Note 6), the Company was previously precluded from purchasing shares of its Class A Common Stock.  In a prior year, the Company repurchased 51,440 shares of Class A Common Stock for an aggregate purchase price of $172, including fees, which have been recorded as treasury stock.

Pursuant to the 2007 Senior Notes, in August 2007 the Company issued 715,000 shares of Class A Common Stock (the “Advance Additional Interest Shares”) covering the first 12 months of Additional Interest (see Note 6).  The Company registered the resale of these shares of Class A Common Stock and also registered the resale of an additional 1,249,875 shares of Class A Common Stock for future Interest Shares and Additional Interest.  The Company filed a registration statement on Form S-3 on September 26, 2007, which was declared effective by the SEC on November 2, 2007.  The Company recorded the value of the Advance Additional Interest Shares of $4,676 to interest expense over the 36 month term of the 2007 Senior Notes.  For the fiscal years ended March 31, 2009 and 2010, the Company recorded $1,603 and $534, respectively, of interest expense in connection with the Advance Additional Interest Shares.

Commencing with the quarter ended December 31, 2008 and through the maturity of the 2007 Senior Notes in the quarter ended September 30, 2010, the Company is obligated to issue a minimum of 132,000 shares or a maximum of 220,000 shares of Class A Common Stock per quarter as Additional Interest (the “Additional Interest Shares”).  The Company estimated the initial value of the Additional Interest Shares to be $5,244 and is amortizing that amount over the 36 month term of the 2007 Senior Notes.  For the fiscal years ended March 31, 2009 and 2010, the Company recorded $1,582 and $186, respectively, to interest expense in connection with the Additional Interest Shares.  In December 2008, March 2009 and June 2009, the Company issued 220,000 shares of Class A Common Stock, each period, as Additional Interest Shares with a value of $81, $136 and $405, respectively.

In December 2007, March 2008 and June 2008, the Company issued 345,944, 548,572 and 635,847 shares of Class A Common Stock, respectively, as Interest Shares pursuant to the 2007 Senior Notes (see Note 6), which were part of the 1,249,875 shares of Class A Common Stock previously registered for resale on the registration statement on Form S-3 filed on September 26, 2007, which was declared effective by the SEC on November 2, 2007 and part of an additional 500,000 shares of Class A Common Stock the resale of which was registered on the registration statement on Form S-3, which was filed on May 6, 2008, and was declared effective by the SEC on June 30, 2008.   The resale of an additional 750,000 shares of Class A Common Stock issued as future Interest Shares and Additional Interest Shares were registered on the registration statement on Form S-3, which was filed on September 12, 2008, and was declared effective by the SEC on April 22, 2009.  For the fiscal years ended March 31, 2009 and 2010, the Company recorded $1,342 and $621, respectively, as non-cash interest expense in connection with the Interest Shares.

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

In August 2009, in connection with the 2009 Private Placement (see Note 6), the Purchaser agreed with the Company that, subject to limited exceptions, the Purchaser and its affiliates would not, without the Company’s consent, acquire, offer to acquire or join or participate in any group, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, that would result in Purchaser and its affiliates beneficially owning more than 42.5% of the Class A Common Stock and the Company’s Class B Common Stock outstanding.  This agreement will terminate upon the earliest of August 11, 2011, a change of control, an event of default (each as defined in the 2009 Note) and the date when the Purchaser and its affiliates own less than 10% of the outstanding Class A Common Stock and the Company’s Class B Common Stock.

In August 2009, in connection with the 2009 Private Placement (see Note 6), the Company entered into an agreement (the “Aquifer Agreement”) with Aquifer Capital Group, LLC (“Aquifer Capital”) pursuant to which Aquifer Capital provided financial advisory services to the Company in connection with the purchase of the 2007 Senior Notes in exchange for the issuance of 200,000 shares of unregistered Class A Common Stock to designees of Aquifer Capital.  In August 2009, 200,000 shares were issued to designees of Aquifer Capital, with a value of $198 as payment for such services and were recorded as a debt issuance cost associated with the 2009 Note.

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

Cumulative dividends in arrears on the Preferred Stock at March 31, 2010 was an accrual of $450.

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

During the fiscal year ended March 31, 2010, under the Plan, the Company granted stock options to purchase 1,657,500 shares of its Class A Common Stock to its employees at an exercise price of $1.37 per share, of which 171,000 were issued in exchange for the termination of the AccessDM options and vested upon issuance, 286,500 will vest equally over a three year period and 1,200,000 will vest at the end of the third year or sooner depending on the Company’s stock price.  As of March 31, 2010, the weighted average exercise price for outstanding stock options is $4.11 and the weighted average remaining contractual life is 6.0 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2008	2,076,569	$6.68
Granted	325,503	3.28
Exercised	—	—
Cancelled	(88,450)	9.16
Balance at March 31, 2009	2,313,622	$6.11
Granted	1,657,500	1.37
Exercised	—	—
Cancelled	(60,750)	5.56
Balance at March 31, 2010	3,910,372	$4.11

An analysis of all options outstanding under the Plan as of March 31, 2010 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.37 - $2.49	1,639,000	9.5	$1.37	$459
$2.50 - $4.99	946,500	3.3	3.27	—
$5.00 - $6.99	506,500	5.1	5.31	—
$7.00 - $9.99	307,372	3.0	7.79	—
$10.00 - $13.52	511,000	2.6	11.03	—
	3,910,372	6.0	$4.11	$459

An analysis of all options exercisable under the Plan as of March 31, 2010 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
171,000	9.4	$1.37	$48

For the fiscal years ended March 31, 2009 and 2010, the Company recorded $589 and $838, respectively, of stock-based compensation expense from continuing operations relating to options.  As of March 31, 2010, unamortized stock-based compensation relating to options outstanding totaled $1,316, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Fair Value Per Share
2011	$752	$1.05
2012	339	0.73
2013	225	0.73
2014	—	—
2015	—	—
Thereafter	—	—
	$1,316	$0.88

The outstanding options at March 31, 2010 will expire as follows:

For the fiscal years ending March 31,	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price
2011	94,576	$8.70	$7.04 - $12.50
2012	46,000	5.00	$5.00
2013	76,000	4.01	$2.50 - $7.50
2014	180,000	5.00	$5.00
2015	166,500	3.88	$3.60 - $5.00
Thereafter	3,347,296	3.93	$1.37 - $13.52
	3,910,372	$4.11	$1.37- $13.52

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the fiscal year ended March 31, 2010, the Company granted 504,090 restricted stock units, of which 274,750 will vest equally over a three year period and 229,340 will vest at the end of the third year or sooner depending on the Company’s stock price.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2008	102,614	$3.78
Granted	723,700	1.66
Vested	(32,745)	3.70
Forfeitures	(20,401)	2.56
Balance at March 31, 2009	773,168	$1.83
Granted	504,090	1.06
Vested	(139,920)	1.99
Forfeitures	(71,664)	1.67
Balance at March 31, 2010	1,065,674	$1.44

There were 1,034,607 restricted stock units granted which have not vested as of March 31, 2010.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

For the fiscal years ended March31, 2009 and 2010, the Company recorded $356 and $641, respectively, of stock-based compensation expense from continuing operations relating to restricted stock awards.  As of March 31, 2010, unamortized stock-based compensation relating to restricted stock awards outstanding totaled $894, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Market Price Per Share
2011	$618	$1.56
2012	244	1.40
2013	32	1.06
2014	—	—
2015	—	—
Thereafter	—	—
	$894	$1.41

ACCESSDM STOCK OPTION PLAN

In August 2009, in connection with the 2009 Private Placement (see Note 6), AccessDM terminated its stock option plan and all stock options outstanding thereunder.  In exchange for the termination of the AccessDM stock options, the Company issued 171,000 stock options to the holders of AccessDM stock options, pursuant to the Plan.

WARRANTS

Warrants outstanding consist of the following:

	As of March 31,
Outstanding Warrant (as defined below)	2009	2010
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
Preferred Warrants	1,400,000	1,400,000
Sageview Warrants	—	16,000,000
Imperial Warrants	—	750,000
	2,627,471	19,377,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants are conditionally callable by the Company. The underlying shares of these warrants are registered for resale.  As of March 31, 2010, 467,275 July 2005 Private Placements Warrants remained outstanding.

In August 2005, certain then outstanding warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The underlying shares of these warrants are registered for resale.  As of March 31, 2010, all 760,196 of the August 2005 Warrants remained outstanding.

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are conditionally callable by the Company after February 2010, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days and a minimum average daily trading volume of 50,000 shares.  The Company agreed to register the resale of the shares of Class A Common Stock underlying the Preferred Warrants from time to time.  The Company allocated $537 of the proceeds from the Preferred Stock issuance to the estimated fair value of the Preferred Warrants.  As of March 31, 2010, all 1,400,000 of the Preferred Warrants remained outstanding and the resale of the underlying shares have not yet been registered.

In August 2009, in connection with the 2009 Private Placement (see Note 6), the Company issued warrants to purchase 16,000,000 shares of Class A Common Stock at an exercise price of $1.37 per share (the “Sageview Warrants”).  The Sageview Warrants are exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement.  Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered.  The fair value of the Sageview Warrants at the date of issuance was $10,732 determined using a Black-Scholes option valuation model.  For the fiscal year ended March 31, 2010, the Company recorded a loss of $8,463 for the change in fair value of warrants in the consolidated statement of operations and resulted in a warrant liability fair value of $19,195 at March 31, 2010.  As of March 31, 2010, all 16,000,000 of the Sageview Warrants remained outstanding and the resale of the underlying shares have not yet been registered.

In connection with the 2009 Private Placement (see Note 6), the Company engaged Imperial Capital, LLC (“Imperial”) to provide financial advisory services.  As partial consideration for such services, the Company issued warrants to Imperial to purchase 750,000 shares of Class A Common Stock (the “Imperial Warrants”).  The Imperial Warrants have a customary cashless exercise feature and a strike price of $1.37 per share, become exercisable on February 11, 2010 and expire on August 11, 2014.  In connection with the issuance of the Imperial Warrants, the Company and Imperial entered into a registration rights agreement (the “Imperial Registration Rights Agreement”) pursuant to which the Company agreed to register the shares of Class A Common Stock underlying the Imperial Warrants from time to time if other registrations are filed, in accordance with the terms of the Imperial Registration Rights Agreement.  The fair value of the Imperial Warrants at the date of issuance was $427, using a Black-Scholes option valuation model and was recorded in debt issuance costs and stockholders’ equity in the consolidated financial statements at March 31, 2010.  As of March 31, 2010, all 750,000 of the Imperial Warrants remained outstanding and the resale of the underlying shares have not yet been registered.

8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of March 31, 2010, Phase 2 DC also entered into master license agreements with eleven exhibitors covering a total of 1,543 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 1,543 contracted screens are contracts covering 736 screens with five exhibitors who will purchase and own Systems using their own financing, and will pay an upfront activation fee of $2 per screen to the Company (the “Exhibitor-Buyer Structure”). The Company will manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  For Systems covered under the Exhibitor-Buyer Structure, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its financial statements.  As of March 31, 2010, the Company has 336 Phase 2 Systems installed, including 176 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2010, the Company has purchased 12 Systems under this agreement for $898.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2010, the Company has purchased 138 Systems under this agreement for $10,096.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2010, the Company has not purchased any Systems under this agreement.

LITIGATION

None.

LEASES

As of March 31, 2010, the Company has outstanding capital lease obligations of $249. The Company’s outstanding capital lease obligations are in the following principal amounts:

		As of March 31,
Entity	Purpose of capital lease	2009	2010
Managed Services	Computer equipment	$126	$85
USM	Computer equipment	68	40
DMS	Satellite related equipment	—	99
Phase 2 DC	Computer equipment	—	25
		$194	$249

As of March 31, 2010, minimum future capital lease payments (including interest) totaled $271, are due as follows:

For the fiscal years ending March 31,
2011	$188
2012	79
2013	4
2014	—
2015	—
Thereafter	—
271
Less: amount representing interest	(22)
Outstanding capital lease obligation	$249

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

	As of March 31,
	2009	2010
Computer equipment	$225	$260
Machinery and equipment	—	867
	225	1,127
Less: accumulated amortization	(36)	(362)
Net assets under capital lease	$189	$765

Amortization expense on assets under capitalized lease agreements was $37 and $325 for the fiscal years ended March 31, 2009 and 2010, respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2010, obligations under non-cancelable operating leases totaled $6,319, including $4,427 for the IDCs currently being operated by FiberMedia, are due as follows:

For the fiscal years ending March 31,
2011	$1,827
2012	1,302
2013	1,066
2014	843
2015	712
Thereafter	569
$6,319

Total rent expense was $1,253 and $1,215 for the fiscal years ended March 31, 2009 and 2010, respectively.  The rent expense for fiscal year ended March 31, 2010 excludes the rent expense of $4,427 for the IDCs, as 100% of the rent expense was reimbursed by FiberMedia.  In June 2009, one of the IDC leases expired, leaving two IDC leases with the Company as lessee.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	As of March 31,
	2009	2010
Interest paid	$19,713	$31,017
Equipment in accounts payable and accrued expenses purchased from Christie	$1,191	$—
Issuance of Class A Common Stock as additional purchase price for Managed Services	$82	$—
Legal fees from the holders of the Preferred Stock included in stock issuance costs	$50	$—
Issuance of Class A Common Stock as additional purchase price for Access Digital Server Assets	$129	$—
Issuance of Class A Common Stock for professional services	$242	$—
Assets acquired under capital leases	225	901
Equipment in accounts payable and accrued expenses purchased from Barco	$3,075	$—
Capitalized software associated with customized software development contract	400	—
Accretion of preferred stock discount	$13	$108
Accrued dividends on preferred stock	$50	$400
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$427

10.           SEGMENT INFORMATION

Beginning September 1, 2009, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments.  The Company is comprised of five reportable segments: Phase I Deployment, Phase II Deployment, Services, Content & Entertainment and Other. The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on income (loss) from operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments, the Company has restated the segment information for the prior periods.  In March 2010, the Company decided to realign our technical and financial resources and to discontinue the motion picture exhibition to the general public, which is a separate reporting unit previously included in the Other segment.  All segment information has been restated to reflect the changes described above for all periods presented.

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Phase 1 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the residual cash flows related to the Systems after the repayment of all non-recourse debt and the Company retains at the expiration of exhibitor master license agreements.

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
DMS
Distributes digital content to movie theatres and other venues having digital cinema equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, video network origination and management services and a virtual booking center to outsource the booking and scheduling of satellite and fiber networks and provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$527	$—	$156	$10,010	$14	$—	$10,707
Total goodwill	$—	$—	$4,306	$1,568	$387	$—	$6,261
Total assets	$250,030	$5,330	$19,911	$21,391	$1,488	$16,591	$314,741
Assets held for sale							7,656
Total assets							$322,397

Notes payable, non-recourse	$195,448	$—	$—	$—	$—	$—	$195,448
Notes payable	—	—	501	35	—	55,221	55,757
Capital leases	—	—	—	68	126	—	194
Total debt	$195,448	$—	$501	$103	$126	$55,221	$251,399

	As of March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Total intangible assets, net	$481	$—	$49	$7,189	$11	$—	$7,730
Total goodwill	$—	$—	$4,306	$1,568	$387	$—	$6,261
Assets from continuing operations	$217,974	$12,146	$20,961	$18,133	$977	$19,701	$289,892
Assets held for sale							7,255
Total assets							$297,147

Notes payable, non-recourse	$163,329	$9,972	$—	$—	$—	$—	$173,301
Notes payable	—	—	333	—	—	69,521	69,854
Capital leases	—	25	99	40	85	—	249
Total debt	$163,329	$9,997	$432	$40	$85	$69,521	$243,404

Capital Expenditures	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
For the fiscal year ended March 31, 2009	$14,074	$3,972	$3,407	$285	$274	$20	$22,032
For the fiscal year ended March 31, 2010	$66	$11,795	$2,015	$178	$103	$72	$14,229

	For the Three Months Ended March 31, 2009 (unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$10,176	$130	$1,333	$3,847	$1,008	$—	$16,494
Intersegment revenues	12	—	326	41	106	—	485
Total segment revenues	10,188	130	1,659	3,888	1,114	$—	16,979
Less :Intersegment revenues	(12)	—	(326)	(41)	(106)	—	(485)
Total consolidated revenues	$10,176	$130	$1,333	$3,847	$1,008	$—	$16,494
Direct operating (exclusive of depreciation and amortization shown below) (1)	230	29	1,002	2,936	911	—	5,108
Selling, general and administrative	78	315	577	1,349	164	1,801	4,284
Plus: Allocation of Corporate overhead	—	—	1,053	273	87	(1,413)	—
Provision for doubtful accounts	—	—	180	136	—	—	316
Research and development	—	—	(19)	—	—	—	(19)
Stock-based compensation	29	—	43	27	3	189	291
Impairment of goodwill	—	—	—	—	—	—	—
Depreciation and amortization of property and equipment	7,142	86	438	225	104	14	8,009
Amortization of intangible assets	11	—	48	705	1	—	765
Total operating expenses	7,490	430	3,322	5,651	1,270	591	18,754
Income (loss) from continuing operations	$2,686	$(300)	$(1,989)	$(1,804)	$(262)	$(591)	$(2,260)

(1) Included in direct operating of the Services segment is $76 for the amortization of capitalized software development costs.

Intercompany transactions that have been eliminated upon consolidation are as follows:

For the Three Months Ended March 31, 2009 (unaudited)
Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
$(2)	$(2)	$(37)	$(372)	$—	$(55)	$(468)

	For the Fiscal Year Ended March 31, 2009
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$48,746	$158	$7,228	$17,172	$4,162	$—	$77,466
Intersegment revenues	13	—	696	75	403	—	1,187
Total segment revenues	48,759	158	7,924	17,247	4,565	$—	78,653
Less :Intersegment revenues	(13)	—	(696)	(75)	(403)	—	(1,187)
Total consolidated revenues	$48,746	$158	$7,228	$17,172	$4,162	$—	$77,466
Direct operating (exclusive of depreciation and amortization shown below)(1)	935	48	4,808	12,062	3,570	—	21,423
Selling, general and administrative	952	638	2,136	6,426	645	7,021	17,818
Plus: Allocation of Corporate overhead	—	—	4,104	1,065	338	(5,507)	—
Provision for doubtful accounts	(150)	—	220	447	70	—	587
Research and development	—	—	188	—	—	—	188
Stock-based compensation	82	—	159	98	(27)	631	943
Impairment of goodwill	—	—	—	4,565	—	—	4,565
Depreciation and amortization of property and equipment	28,540	87	1,800	1,021	504	64	32,016
Amortization of intangible assets	23	—	430	2,914	66	1	3,434
Total operating expenses	30,382	773	13,845	28,598	5,166	2,210	80,974
Income (loss) from continuing operations	$18,364	$(615)	$(6,617)	$(11,426)	$(1,004)	$(2,210)	$(3,508)

(1) Included in direct operating of the Services segment is $677 for the amortization of capitalized software development costs.

Intercompany transactions that have been eliminated upon consolidation are as follows:

For the Fiscal Year Ended March 31, 2009
Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
$(13)	$(2)	$(119)	$(978)	$—	$(50)	$(1,162)

See Note 3 for discontinued operations.
	For the Three Months Ended March 31, 2010 (unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$9,739	$391	$2,515	$2,965	$745	$—	$16,355
Intersegment revenues	2	—	1,438	5	137	—	1,582
Total segment revenues	$9,741	$391	$3,953	$2,970	$882	$—	$17,937
Less :Intersegment revenues	(2)	—	(1,438)	(5)	(137)	—	(1,582)
Total consolidated revenues	$9,739	$391	$2,515	$2,965	$745	$—	$16,355
Direct operating (exclusive of depreciation and amortization shown below)(1)	21	15	1,745	2,050	683	—	4,514
Selling, general and administrative	23	10	864	1,111	171	1,287	3,466
Plus: Allocation of Corporate overhead	—	—	926	82	26	(1,034)	—
Provision for doubtful accounts	—	—	(134)	261	—	—	127
Research and development	—	—	67	—	—	—	67
Stock-based compensation	—	—	80	27	3	258	368
Depreciation and amortization of property and equipment	7,139	297	466	196	51	9	8,158
Amortization of intangible assets	11	—	4	706	1	—	722
Total operating expenses	7,194	322	4,018	4,433	935	520	17,422
Income (loss) from continuing operations	$2,545	$69	$(1,503)	$(1,468)	$(190)	$(520)	$(1,067)

(1) Included in direct operating of the Services segment is $173 for the amortization of capitalized software development costs.

Intercompany transactions that have been eliminated upon consolidation are as follows:

For the Three Months Ended March 31, 2010 (unaudited)
Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
$(1,200)	$(46)	$(51)	$(179)	$—	$(103)	$(1,579)

	For the Fiscal Year Ended March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
Revenues from external customers	$43,820	$1,565	$8,024	$15,626	$3,170	$—	$72,205
Intersegment revenues	5	—	2,114	23	481	—	2,623
Total segment revenues	$43,825	$1,565	$10,138	$15,649	$3,651	$—	$74,828
Less :Intersegment revenues	(5)	—	(2,114)	(23)	(481)	—	(2,623)
Total consolidated revenues	$43,820	$1,565	$8,024	$15,626	$3,170	$—	$72,205
Direct operating (exclusive of depreciation and amortization shown below)(1)	361	115	5,796	10,198	2,747	—	19,217
Selling, general and administrative	299	551	2,562	5,219	654	6,141	15,426
Plus: Allocation of Corporate overhead	—	—	4,420	390	124	(4,934)	—
Provision for doubtful accounts	—	—	(95)	630	—	—	535
Research and development	—	—	218	—	—	—	218
Stock-based compensation	74	—	256	114	11	1,024	1,479
Depreciation and amortization of property and equipment	28,557	1,038	1,804	843	266	32	32,540
Amortization of intangible assets	46	—	106	2,822	3	—	2,977
Total operating expenses	29,337	1,704	15,067	20,216	3,805	2,263	72,392
Income (loss) from continuing operations	$14,483	$(139)	$(7,043)	$(4,590)	$(635)	$(2,263)	$(187)

(1) Included in direct operating of the Services segment is $659 for the amortization of capitalized software development costs.

Intercompany transactions that have been eliminated upon consolidation are as follows:

For the Fiscal Year Ended March 31, 2010
Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
$(1,207)	$(483)	$(164)	$(629)	$—	$(125)	$(2,608)

See Note 3 for discontinued operations.

11.      RELATED PARTY TRANSACTIONS

In connection with the CEG Acquisition, CEG entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services and other resources.  An employee officer of CEG is also an officer of SDE.  Payments for such services to SDE for the fiscal years ended March 31, 2009 and 2010 totaled $211 and $64, respectively.

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., currently one of the Company’s largest shareholders.

In connection with the 2009 Note, Private Placement, Edward A. Gilhuly, an employee of an affiliate of Sageview, was appointed to the Company’s Board on August 1, 2009.  Following the vote of the Company’s stockholders approving Sageview’s right to nominate a second director to the Company’s Board, Laura Nisonger Sims, an employee of an affiliate of Sageview, was appointed to the Company’s Board on September 20, 2009.

In March 2010, the Board elected Martin B. O’Connor II to fill the vacancy created by Robert E. Mulholland’s resignation effective March 31, 2010.  In January 2009, Green Barn Advisors, LLC, of which Mr. O’Connor is Managing Partner, received 129,871 shares of the Company’s Class A Common Stock as a finder’s fee in connection with a private placement of the Company’s Series A Preferred Stock (see Note 7).  The approximate value of this transaction was $100, and the approximate value of Mr. O’Connor’s interest was $50.

12.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2009 and 2010.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2009	2010
Deferred tax assets: Net operating loss carryforwards	$54,868	$73,722
Stock based compensation	1,395	1,662
Revenue deferral	904	1,435
Interest rate swap	1,711	4,218
Other	728	676
Total deferred tax assets before valuation allowance	59,606	81,713
Less: Valuation allowance	(40,701)	(51,451)
Total deferred tax assets after valuation allowance	$18,905	$30,262
Deferred tax liabilities:
Depreciation and amortization	$(15,819)	$(28,122)
Intangibles	(3,069)	(2,140)
Other	(17)	—
Total deferred tax liabilities	(18,905)	(30,262)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2009 and 2010.  The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized.  Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.  The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance.  Factors considered include the Company's current taxable income and projections of future taxable income.  Management increased the valuation allowance by $11,340 and $10,750 during the fiscal years ended March 31, 2009 and 2010, respectively.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2010, the Company had Federal and state net operating loss carryforwards of approximately $186,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  As of March 31, 2010, approximately $6,300 of the Company's  net  operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1,300, and approximately $25,100 of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9,400.  Net operating losses of approximately $154,600, which were generated since March 2006 are currently not subject to an annual limitation under Section 382.  Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2009	2010
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5	6.4
Goodwill impairment	(4.0)	0.0
Change in valuation allowance	(30.7)	(36.4)
Disallowed interest	(4.4)	(3.4)
Non-deductible equity compensation	(0.3)	(1.0)
Other	(0.1)	0.4
Income tax (provision) benefit	0.0%	0.0%

Effective April 1, 2007, the Company adopted accounting principles that clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have any impact on the Company’s financial statements for the fiscal years ended March 31, 2009 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2006 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2005 through 2010 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

In May 2010, the Company received a notice from the Internal Revenue Service that it would undertake an audit of the Company’s federal income tax return for the year ended March 31, 2009.

13. QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except per share data)

	For the Quarter Ended
Fiscal year 2009	6/30/2008	9/30/2008	12/31/2008		3/31/2009
Revenues	$19,074	$20,390	$21,508		$16,494
Gross margin	$14,384	$14,821	$15,453		$11,385
Net loss from continuing operations	$(4,226)	$(6,149)	$(15,213	) A	$(9,312)
Basic and diluted net loss per share from continuing operations	$(0.16)	$(0.22)	$(0.55)		$(0.34)
Shares used in computing basic and diluted net loss per share	26,865,147	27,536,371	27,566,462		27,941,161

A)	Includes ($4,565) for the impairment of goodwill (see Note 2) and ($5,411) for the change in fair value of interest rate swap related to the GE Credit Facility (see Note 6).

	For the Quarter Ended
Fiscal year 2010	6/30/2009	9/30/2009		12/31/2009	3/31/2010
Revenues	$17,131	$18,331		$20,389	$16,354
Gross margin	$12,822	$13,458		$14,866	$11,842
Net loss from continuing operations	$(6,999)	$(1,038	) A	$(6,233)	$(14,740	) B
Basic and diluted net loss per share from continuing operations	$(0.25)	$(0.04)		$(0.22)	$(0.52)
Shares used in computing basic and diluted net loss per share	28,284,401	28,663,959		28,766,686	28,781,294

A) Includes a gain of $10,744 on the extinguishment of debt related to the 2007 Notes and ($3,576) for the change in fair value of warrants related to the Sageview Warrants (see Note 6).
B) Includes ($5,500) for the change in fair value of warrants related to the Sageview Warrants (see Note 6).

14. VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions to Bad Debt Expense	Deductions (1)	Balance at End of Period
For the Fiscal Year Ended March 31, 2009: Allowance for doubtful accounts	$2,306	$587	$(1,444)	$1,449
For the Fiscal Year Ended March 31, 2010:
Allowance for doubtful accounts	$1,449	$535	$(1,028)	$956

 (1)          Represents write-offs of specific accounts receivable.

15.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In April 2010, Imperial exercised the Imperial Warrants (see Note 7) under a cashless exercise feature, and the Company issued 348,633 shares of Class A Common Stock.

In May 2010, Cinedigm Digital Funding I, LLC (“CDF I”), an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”) for the lenders party thereto and certain other secured parties, and the lenders party thereto.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.

Phase 1 DC, in turn, repaid all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note (see Note 6), and its intercompany obligations owed to the Company. Certain proceeds of the 2010 Term Loans in the amount of approximately $3.8 million were placed into a restricted cash account of the Company.  The Company intends to use such funds to finance the purchase, acquisition or installation of satellite dishes, equipment or infrastructure, in order to support DMS, its digital cinema delivery business unit.  In accordance with the terms of the GE Credit Facility, Phase 1 DC paid a prepayment penalty of approximately $1.1 million.

Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The 2010 Term Loans mature and must be paid in full by April 29, 2016.  In addition, CDF I may prepay the 2010 Term Loans, without premium or penalty, in whole or in part, subject to paying certain breakage costs, if applicable.

The 2010 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under a Guaranty and Security  Agreement dated as of May 6, 2010 by and among CDF I, the Guarantors and the Collateral Agent (the “Guaranty and Security Agreement”), the obligations under the 2010 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC, CDF I and CDF I’s subsidiaries.  In connection with the 2010 Credit Agreement, AccessDM the direct parent of Phase 1 DC, entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “ADM Pledge Agreement”) pursuant to which AccessDM pledged to the Collateral Agent all of the outstanding shares of common stock of Phase 1 DC, and Phase 1 DC entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “Phase 1 DC Pledge Agreement”) pursuant to which Phase 1 DC pledged to the Collateral Agent all of the outstanding membership interests of CDF I.

The 2010 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default, as well as conditions to borrowings.

On May 6, 2010, the Company entered into an Amendment and Restatement Agreement between the Company and Sageview (the “Note Amendment”) pursuant to which it amended and restated the 2009 Note previously issued to Sageview. The purpose of the Note Amendment was to, among other things, (i) require mandatory prepayments relating to certain servicing fees received by the Company, (ii) permit funds to be set aside to finance the purchase, acquisition or installation of satellite dishes, equipment and infrastructure, (iii) deposit certain additional funds into an existing interest reserve account and (iv) permit the transactions involving CDF I and Phase 1 DC described above to occur.

On May 26, 2010, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities with a bank to fund the purchase of Systems from an equipment vendor, for installation in movie theatres as part of the Company’s Phase II Deployment. The additional facilities increase Phase 2 DC's borrowing capability from its existing credit facility to a total of approximately $47.0 million.

On June 2, 2010, one of the holders of the Preferred Warrants exercised all of their warrants for 700,000 shares of Class A Common Stock.

The 2010 Credit Agreement requires CDF I to enter into an interest rate hedging arrangement covering a certain minimum amount of the loans outstanding.  In June 2010, CDF I entered into an interest rate swap with three counterparties (the “2010 Swap”) under which CDF I exchanged its variable base rate for a fixed interest rate of 2.16%.  The 2010 Swap does not become effective until June 2011, is for a notional amount of $100 million from June 2011 to June 2012, and $80 million from June 2012 to June 2013.  After the expiration of the 2010 Swap in June 2013, CDF I would enter into a new hedging arrangement.

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2010.  This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2010, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on or about September 14, 2010, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

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

(a)(1) Financial Statements
See Index to Financial Statements on page 48 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 55 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	June 14, 2010	By:	/s/ A. Dale Mayo
A. Dale Mayo President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 14, 2010	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer and Director (Principal Financial Officer)

Date:	June 14, 2010	By:	/s/ Brian D. Pflug
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ A. Dale Mayo	President, Chief Executive Officer	June 14, 2010
A. Dale Mayo	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Gary S. Loffredo	Senior Vice President - General Counsel,	June 14, 2010
Gary S. Loffredo	Secretary and Director

/s/ Adam M. Mizel	Chief Financial Officer, Chief Strategy Officer and	June 14, 2010
Adam M. Mizel	Director
(Principal Financial Officer)

/s/ Brian D. Pflug	Senior Vice President - Accounting and Finance	June 14, 2010
Brian D. Pflug	(Principal Accounting Officer)

/s/ Wayne L. Clevenger	Director	June 11, 2010
Wayne L. Clevenger

/s/ Gerald C. Crotty	Director	June 14, 2010
Gerald C. Crotty

Director
Robert Davidoff

/s/ Matthew W. Finlay	Director	June 11, 2010
Matthew W. Finlay

/s/ Edward A. Gilhuly	Director	June 14, 2010
Edward A. Gilhuly

/s/ Martin B. O'Connor	Director	June 14, 2010
Martin B. O’Connor

/s/ Laura Nisonger Sims	Director	June 14, 2010
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1	--	Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (15)
2.2	--	Securities Purchase Agreement, dated February 9, 2009, by and among the Company and certain purchasers. (23)
2.3	--	Securities Purchase Agreement, dated February 10, 2009, by and among the Company and certain purchasers. (23)
2.4	--	Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (4)
2.5	--	Securities Purchase Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (24)
2.5.1	--
Amendment and Waiver, dated as of November 4, 2009, to Securities Purchase Agreement by and among the Company, the Subsidiary Note Parties party thereto and Sageview Capital Master, L.P., as Collateral Agent. (25)

2.5.2	--	Amendment and Restatement Agreement, dated as of May 6, 2010, between Cinedigm Digital Cinema Corp. and Sageview Capital Master L.P. (26)
2.6	--	Form of Purchase Agreement, dated as of August 11, 2009, by and among the Company and the holders identified therein. (24)
2.7	--	Purchase Agreement, dated as of August 11, 2009, by and among the Company and Aristeia International Limited, Aristeia Partners, L.P. and Aristeia Special Investments Master, L.P. (24)
2.8	--	Purchase Agreement, dated as of August 11, 2009, by and between the Company and Silver Oak Capital L.L.C. (24)
3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (25)
3.2	--	Bylaws of the Company. (2)
4.1	--	Specimen certificate representing Class A common stock. (1)
4.2	--	Form of Note to be issued to purchaser pursuant to the Securities Purchase Agreement, dated August 24, 2007, by and among the Company and certain purchasers. (15)
4.3	--	Registration Rights Agreement, dated August 24, 2007 by and among the Company and certain purchasers. (15)
4.4	--
Subsidiary Guaranty in favor of the holders of certain notes, dated August 24, 2007, by Access Digital Media, Inc., Core Technology Services, Inc., Hollywood Software, Inc., Fibersat Global Services Inc., PLX Acquisition Corp. And Vistachiara Productions, Inc. (15)

4.5	--	Specimen certificate representing Series A Preferred Stock. (22)
4.6	--	Form of Warrant issued in connection with the Series A Preferred Stock. (23)
4.7	--	Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (7)
4.8	--	Registration Rights Agreement, dated as of July 19, 2005 among the Company and certain purchasers. (7)
4.9	--	Form of Warrant issued to purchasers pursuant to a letter agreement. (9)

4.10	--	Registration Rights Agreement, dated as of November 16, 2005, among the Company and certain purchasers. (9)
4.11	--	Form of Promissory Note, dated as of July 31, 2006, executed by Access Integrated Technologies, Inc. in favor of Granite Equity Limited Partnership in the principal amount of $1,204,402.34. (13)
4.12	--
Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)

4.13	--	Registration Rights Agreement, dated as of July 31, 2006, by and among Access Integrated Technologies, Inc. and the stockholders signatory thereto. (13)
4.14	--	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)
4.15	--
Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. (13)

4.16		Tax Benefit Preservation Plan, dated as of August 10, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (27)
4.17	--	Note issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (24)
4.17.1	--	Amended and Restated Note issued to Sageview Capital Master L.P. by Cinedigm Digital Cinema Corp. dated May 6, 2010. (26)
4.18	--	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (24)
4.19	--	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (24)
4.20	--	Warrant issued to Imperial Capital, LLC, dated August 11, 2009. (24)
4.21	--	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Imperial Capital, LLC. (24)
4.22	--
Pledge Amendment, dated as of August 11, 2009, to Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (24)

4.23	--
Guaranty and Security Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and General Electric Capital Corporation, as Collateral Agent. (26)

4.24	--	Pledge Agreement, dated as of May 6, 2010, between Access Digital Media, Inc. and General Electric Capital Corporation, as Collateral Agent. (26)
4.25	--	Pledge Agreement, dated as of May 6, 2010, between Christie/AIX, Inc. and General Electric Capital Corporation, as Collateral Agent. (26)
10.1	--	Amended and Restated Employment Agreement, dated March 31, 2008, between the Company and A. Dale Mayo. (18)
10.2	--	Employment Agreement between the Company and Adam M. Mizel, dated as of August 11, 2009. (24)
10.3	--	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (16)

10.3.1	--	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (20)
10.3.2	--	Form of Notice of Restricted Stock Award. (16)
10.3.3	--	Form of Non-Qualified Stock Option Agreement. (18)
10.3.4	--	Form of Restricted Stock Unit Agreement (employees). (20)
10.3.5	--	Form of Stock Option Agreement. (5)
10.3.6	--	Form of Restricted Stock Unit Agreement (directors). (20)
10.3.7	--	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.3.8	--	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (28)
10.4	--	Cinedigm Digital Cinema Corp. Management Incentive Award Plan. (29)
10.5	--	Form of Indemnification Agreement for non-employee directors. (30)
10.6	--	Lease Agreement, dated as of March 10, 2005, between the Company and 55 Madison Avenue Associates, LLC.*
10.6.1	--	First Lease Extension Agreement dated as of January 16, 2009, between the Company and 55 Madison Avenue Associates, LLC. *
10.7	--	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.8	--	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.8.1	--
Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated May 16, 2000. (2)

10.8.2	--
Second Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated August 15, 2000. (2)

10.9	--	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (3)
10.10	--	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (11)
10.10.1	--	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)
10.10.2	--	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)
10.10.3	--	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)
10.10.4	--	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (6)
10.11	--	2002 ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (19)

10.11.1	--	Schedule to the ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (19)
10.11.2	--	Swap Transaction Confirmation from HSBC Bank USA, National Association to Christie/AIX, Inc., dated as of April 4, 2008. (19)
10.12	--	Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (8)
10.13	--	Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (8)
10.14	--	Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (8)
10.15	--	Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (10)
10.16	--	Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (10)
10.17	--	Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.17.1	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.17.2	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.18	--
Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)

10.18.1	--
First Amendment, effective as of August 30, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)

10.18.2	--
Second Amendment, dated December, 2006, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent  for the Lenders. (14)

10.18.3	--
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders.  (17)

10.18.4	--
Fourth Amendment, dated May 5, 2009, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and as collateral agent for the Lenders. (31)

10.18.5	--
Fifth Amendment, dated as of August 11, 2009, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (24)

10.19	--	Guarantee and Collateral Agreement, dated as of August 11, 2009, by and among the Company, the Purchaser and the Guarantors. (24)

10.20	--	Services Agreement, dated as of August 11, 2009, between the Company and Aquifer Capital Group, LLC. (24)
10.21	--
Credit Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto, and General Electric Capital Corporation, as co-administrative agent and collateral agent for the lenders and secured parties thereto. (26)

21.1	--	List of Subsidiaries.*
23.1	--	Consent of Eisner LLP.*
24.1	--	Powers of Attorney.* (Contained on signature page)
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	--	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(3) Previously filed with the Securities and Exchange Commission on February 17, 2004 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2003 (File No. 001-31810).

(4) Previously filed with the Securities and Exchange Commission on February 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2004 (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(6) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on July 22, 2005 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(9) Previously filed with the Securities and Exchange Commission on November 16, 2005 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-129747).

(10) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company’s Form 10-QSB (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(13)  Previously filed with the Securities and Exchange Commission on November 14, 2006 as an exhibit to the Company’s Form 10-QSB for the fiscal quarter ended September 30, 2006 (File No. 000-51910).

(14) Previously filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit to the Company’s Form 10-KSB (File No. 000-51910).

(15) Previously filed with the Securities and Exchange Commission on August 29, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(16) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(17) Previously filed with the Securities and Exchange Commission on October 16, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(18) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(19) Previously filed with the Securities and Exchange Commission on April 8, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(20) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(21) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2008 (File No. 000-51910).

(22) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(23) Previously filed with the Securities and Exchange Commission on February 13, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(24)  Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2009 (File No. 001-31810).

(26)  Previously filed with the Securities and Exchange Commission on May 11, 2010 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(27)  Previously filed with the Securities and Exchange Commission on August 12, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(28)  Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(29)  Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810)

(31)  Previously filed with the Securities and Exchange Commission on June 15, 2009 as an exhibit to the Company’s Form 10-K (File No. 001-31810).