Form 10-Q
period 2010-06-30
Cinedigm Digital Cinema Corp.
filed 2010-08-13
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of August 9, 2010, 29,432,068 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31, 2010	June 30, 2010
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$9,094	$7,886
Restricted available-for-sale investments	5,927	9,953
Accounts receivable, net	13,265	14,950
Deferred costs, current portion	3,046	2,824
Unbilled revenue, current portion	4,335	5,876
Prepaid and other current assets	1,320	1,441
Note receivable, current portion	737	649
Assets held for sale	8,231	8,121
Total current assets	45,955	51,700
Restricted available-for-sale investments	2,004	439
Restricted cash	7,168	6,007
Security deposits	254	254
Property and equipment, net	215,601	209,245
Intangible assets, net	7,719	6,997
Capitalized software costs, net	3,831	3,832
Goodwill	5,874	5,874
Deferred costs, net of current portion	6,763	7,891
Unbilled revenue, net of current portion	964	920
Note receivable, net of current portion	816	791
Accounts receivable, net of current portion	198	198
Total assets	$297,147	$294,148

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31, 2010	June 30, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY		(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$7,761	$7,155
Current portion of notes payable, non-recourse	26,508	25,647
Current portion of notes payable	185	189
Current portion of capital leases	126	56
Current portion of deferred revenue	5,881	5,693
Current portion of customer security deposits	12	12
Liabilities as part of held for sale assets	6,315	6,173
Total current liabilities	46,788	44,925
Notes payable, non-recourse, net of current portion	146,793	154,236
Notes payable, net of current portion	69,669	71,734
Capital leases, net of current portion	38	24
Warrant liability	19,195	14,162
Interest rate swap	1,535	1,104
Deferred revenue, net of current portion	1,828	2,729
Customer security deposits, net of current portion	9	9
Total liabilities	285,855	288,923
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at March 31, 2010 and June 30, 2010, respectively. Liquidation preference $4,050	3,583	3,610
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 28,084,315 and 29,483,508 shares issued and 28,032,875 and 29,432,068 shares outstanding at March 31, 2010 and June 30, 2010, respectively	28	29
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at March 31, 2010 and June 30, 2010, respectively	1	1
Additional paid-in capital	175,937	177,010
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(168,018)	(175,177)
Accumulated other comprehensive loss	(67)	(76)
Total stockholders’ equity	11,292	5,225
Total liabilities and stockholders’ equity	$297,147	$294,148

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2009	2010
Revenues	$16,208	$19,350
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	3,535	4,921
Selling, general and administrative	3,663	4,815
Provision for doubtful accounts	128	104
Research and development	40	54
Stock-based compensation	322	690
Depreciation and amortization of property and equipment	7,938	8,161
Amortization of intangible assets	764	721
Total operating expenses	16,390	19,466
Loss from operations	(182)	(116)
Interest income	40	67
Interest expense	(7,289)	(6,831)
Loss on extinguishment of note payable	—	(4,448)
Other expense, net	(143)	(151)
Change in fair value of interest rate swap	683	(458)
Change in fair value of warrant liability	—	5,033
Net loss from continuing operations	(6,891)	(6,904)
Loss from discontinued operations	(155)	(155)
Net loss	(7,046)	(7,059)
Preferred stock dividends	(100)	(100)
Net loss attributable to common stockholders	$(7,146)	$(7,159)
Net loss per Class A and Class B common share - basic and diluted
Loss from continuing operations	$(0.24)	$(0.23)
Loss from discontinued operations	(0.01)	(0.01)
	$(0.25)	$(0.24)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	28,284,401	29,421,168

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended June 30,
	2009	2010
Cash flows from operating activities
Net loss	$(7,046)	$(7,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	8,918	8,882
Amortization of capitalized software costs	161	175
Amortization of debt issuance costs included in interest expense	429	520
Provision for doubtful accounts	128	65
Stock-based compensation	325	686
Non-cash interest expense	807	—
Change in fair value of interest rate swap	(683)	458
Change in fair value of warrant liability	—	(5,033)
Realized loss on restricted available-for-sale investments	—	22
Interest expense added to note payable	—	1,578
Loss on extinguishment of note payable	—	4,448
Accretion of note payable discount included in interest expense	—	585
Changes in operating assets and liabilities:
Accounts receivable	(514)	(1,750)
Unbilled revenue	(77)	(1,497)
Prepaids and other current assets	(1,121)	(202)
Other assets	357	60
Accounts payable and accrued expenses	(146)	(703)
Deferred revenue	602	729
Net cash provided by operating activities	2,140	1,964
Cash flows from investing activities
Purchases of property and equipment	(5,641)	(1,806)
Additions to capitalized software costs	(242)	(176)
Sales/maturities of restricted available-for-sale investments	—	1,598
Purchase of restricted available-for-sale investments	—	(4,026)
Restricted cash	—	1,161
Net cash used in investing activities	(5,883)	(3,249)
Cash flows from financing activities
Repayment of notes payable	(128)	(12,905)
Proceeds of notes payable	—	170,775
Repayment of credit facilities	(6,095)	(154,902)
Proceeds from credit facilities	4,394	1,505
Payments of debt issuance costs	(1,621)	(4,726)
Principal payments on capital leases	(111)	(85)
Costs associated with issuance of preferred stock	(8)	—
Net proceeds from issuance of Class A common stock	—	441
Costs associated with issuance of Class A common stock	(8)	(26)
Net cash (used in) provided by financing activities	(3,577)	77
Net decrease in cash and cash equivalents	(7,320)	(1,208)
Cash and cash equivalents at beginning of period	26,329	9,094
Cash and cash equivalents at end of period	$19,009	$7,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services, specialty finance and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content marketing and distribution services to owners and distributors of digital content to movie theatres and other venues.  Adjoined to this digital cinema conversion business is a series of business units designed to leverage the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  Cinedigm combines its infrastructure, technology and relationships to operate a digital content origination, marketing, advertising and distribution business focused on alternative content and independent film.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.

In June 2010, the Company decided to discontinue the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which are all separate reporting units previously included in our former Other segment.  Additional information on the discontinued operations can be found in Note 3.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reporting segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $175,177 as of June 30, 2010. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remaining part of fiscal year 2011 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at June 30, 2010, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2011. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 14, 2010 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

RECLASSIFICATION

The assets and liabilities of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as assets held for sale and discontinued operations for all periods presented.  The March 31, 2010 condensed consolidated balance sheet and the unaudited interim condensed consolidated statement of operations was reclassified to conform to the current period presentation.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content opens for audience viewing.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the three months ended June 30, 2009 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $0 and $356, respectively.

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

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 5), the Company was required to segregate a portion of the proceeds into marketable securities which will be used to pay interest over the next two years.  The Company classifies the marketable securities as restricted available-for-sale investments and accordingly, these investments are recorded at fair value.  The maturity dates of these investments coincide with the quarterly interest payment dates through September 2011.

In connection with the $172,500 term loans issued in May 2010 (see Note 5), the Company segregated $3,873 of the proceeds into an account which will be used to fund the purchase of satellite equipment for DMS.

During the three months ended June 30, 2009 and 2010, the Company made scheduled quarterly interest payments of $0 and $1,380, respectively.  Investment securities of $9,953 with a maturity of twelve months or less are classified as short-term and investment securities of $439 with a maturity greater than twelve months are classified as long-term.

The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  During the three months ended June 30, 2009 and 2010, there were realized losses of $0 and $22, respectively.

The carrying value and fair value of restricted available-for-sale investments at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,709	$1	$(29)	$2,681
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,395	—	(36)	4,359
Corporate debt securities	506	—	(1)	505
Other interest bearing securities	388	—	(2)	386
	$7,998	$1	$(68)	$7,931

The carrying value and fair value of restricted available-for-sale investments at June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,076	$—	$(29)	$2,047
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,626	—	(43)	3,583
Corporate debt securities	505	—	—	505
Other interest bearing securities	4,261	—	(4)	4,257
	$10,468	$—	$(76)	$10,392

RESTRICTED CASH

Restricted cash was comprised of the following:

	March 31, 2010	June 30, 2010
Interest reserve account related to the GE Credit Facility (see Note 5)	$6,913	$—
Interest reserve account related to the 2010 Term Loans (see Note 5)	—	5,752
Bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease	255	255
	$7,168	$6,007

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs related to the $75,000 Senior Secured Note issued in August 2009 and the 2010 Term Loans issued in May 2010 (see Note 5), which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.  Other deferred costs are advertising production, post production and technical support costs related to developing and displaying advertising.

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

STOCK-BASED COMPENSATION

For the three months ended June 30, 2009 and 2010, the Company recorded stock-based compensation expense of $325 and $686, respectively.  During the three months ended June 30, 2010, certain stock-based awards were accelerated upon the retirement of the CEO, which resulted in recognition of $266 of additional stock-based compensation expense.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 was $0.91. There were no options granted during the three months ended June 30, 2009.  There were no stock options exercised during the three months ended June 30, 2009 and 2010.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2009	2010
Range of risk-free interest rates	—	2.0 – 2.2%
Dividend yield	—	—
Expected life (years)	—	5
Range of expected volatilities	—	78.5 – 78.8%

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

As of June 30, 2010, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  No intangible assets were acquired and no impairment charge was recorded during the three months ended June 30, 2010.

Information related to the goodwill allocated to certain of the Company’s reporting units is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Other	Corporate	Consolidated
As of March 31, 2010	$—	$—	$4,306	$1,568	$387	$—	$6,261
Reclassification of goodwill to assets held for sale	—	—	—	—	(387)	—	(387)
As of June 30, 2010	$—	$—	$4,306	$1,568	$—	$—	$5,874

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three months ended June 30, 2009 and 2010, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2009 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 6,106,083 shares and 22,065,591 shares as of June 30, 2009 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded as either assets or liabilities at fair value.  In May 2010, the Company settled the interest rate swap in place with the GE Credit Facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity) or in the condensed consolidated statement of operations depending on whether the derivative is being used to hedge changes in cash flows or fair value.  The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps were recorded in the condensed consolidated statements of operations (see Note 5).

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,094	$—	$—	$9,094
Restricted available-for-sale investments	153	7,778	—	7,931
Restricted cash	7,168	—	—	7,168
Interest rate swap	—	(1,535)	—	(1,535)
	$16,415	$6,243	$—	$22,658

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,886	$—	$—	$7,886
Restricted available-for-sale investments	233	10,159	—	10,392
Restricted cash	6,007	—	—	6,007
Interest rate swap	—	(1,104)	—	(1,104)
	$14,126	$9,055	$—	$23,181

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company’s performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale.

Managed Services’ revenues are recognized as revenues in the period the services are provided, and other non-recurring billings are recognized on a time and materials basis as revenues in the period in which the services were provided.

Revenues, attributable to the Access Digital Server Assets are recognized as revenues in the period the services are provided.

Since May 1, 2007, the Company’s three internet data centers (“IDCs”) have been operated by FiberMedia AIT, LLC and Telesource Group, Inc. (together, “FiberMedia”), unrelated third parties, pursuant to a master collocation agreement.  Although the Company is still the lessee of the IDCs, substantially all of the revenues and expenses were being realized by FiberMedia and not the Company and since May 1, 2008, 100% of the revenues and expenses are being realized by FiberMedia. In July 2010, one of the IDC leases expired, leaving one IDC lease with the Company as lessee.

The results of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended June 30,
	2009	2010
Revenues	$2,458	$2,081
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	1,928	1,704
Selling, general and administrative	206	232
Stock-based compensation	3	(3)
Depreciation of property and equipment	214	48
Amortization of intangible assets	1	1
Total operating expenses	2,352	1,982
Income from operations	106	99
Interest expense	(261)	(254)
Net loss	$(155)	$(155)

The assets and liabilities of held for sale assets were comprised of the following:

	March 31, 2010	June 30, 2010
Accounts receivable, net	$348	$288
Prepaid expenses and other current assets	323	321
Security deposits	65	65
Property and equipment, net	5,334	5,286
Intangible assets, net	11	11
Goodwill	2,150	2,150
Assets held for sale	$8,231	$8,121
Accounts payable and accrued expenses	$456	$367
Customer security deposits	49	49
Capital leases	5,792	5,753
Deferred revenue	18	4
Liabilities as part of held for sale assets	$6,315	$6,173

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. On April 1, 2010, the Company adopted ASC 810-10 and its adoption did not  have a material impact on the Company’s condensed consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010, which will be effective for the Company as of April 1, 2011.  The Company does not expect the additional disclosure requirements will have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  This is effective for the Company as of April 1, 2011. The Company does not expect the adoption of ASU 2010-11 will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 establishes criteria for measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. ASU 2010-12 requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The Company has evaluated ASU 2010-12 and its adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  The Company has evaluated ASU 2010-17 and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company is currently evaluating the impact of ASU 2010-20 on its consolidated financial statements.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2010		As of June 30, 2010
Note Payable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
NEC Facility	$185	$148	$189	$99
2010 Note, net of debt discount	—	69,521	—	71,635
Total recourse notes payable	$185	$69,669	$189	$71,734
Vendor Note	$—	$9,600	$—	$—
GE Credit Facility	25,129	128,600	—	—
2010 Term Loans	—	—	24,151	144,659
KBC Facilities	1,269	7,298	1,376	8,379
P2 Vendor Note	66	724	67	701
P2 Exhibitor Notes	44	571	53	497
Total non-recourse notes payable	$26,508	$146,793	$25,647	$154,236
Total notes payable	$26,693	$216,462	$25,836	$225,970

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The KBC Facility, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I.

In August 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of Sageview Capital LP (“Sageview” or the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The 2009 Note was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The balance of the 2010 Note, net of the discount associated with the issuance of the Sageview Warrants and the interest of 8% per annum on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”), was as follows:

	As of March 31, 2010	As of June 30, 2010
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(9,359)	(8,822)
PIK Interest	3,880	5,457
2010 Note, net	$69,521	$71,635
Less current portion	—	—
Total long term portion	$69,521	$71,635

In August 2007, Phase 1 DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest is due on the maturity date of August 1, 2016.  In May 2010, the Vendor Note was repaid in full from the proceeds of the 2010 Term Loans, as discussed below.

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into a special blocked account, classified as cash and cash equivalents, from which amounts are paid out on a monthly basis to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund of $5,750 under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash as of June 30, 2010.

The 2010 Term Loans mature and must be paid in full by April 29, 2016.  In addition, CDF I may prepay the 2010 Term Loans, without premium or penalty, in whole or in part, subject to paying certain breakage costs, if applicable.  The 2010 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under a Guaranty and Security  Agreement dated as of May 6, 2010 by and among CDF I, the Guarantors and the Collateral Agent (the “Guaranty and Security Agreement”), the obligations under the 2010 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC, CDF I and CDF I’s subsidiaries.  In connection with the 2010 Credit Agreement, AccessDM the direct parent of Phase 1 DC, entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “ADM Pledge Agreement”) pursuant to which AccessDM pledged to the Collateral Agent all of the outstanding shares of common stock of Phase 1 DC, and Phase 1 DC entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “Phase 1 DC Pledge Agreement”) pursuant to which Phase 1 DC pledged to the Collateral Agent all of the outstanding membership interests of CDF I.  The 2010 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default, as well as conditions to borrowings.  The balance of the 2010 Term Loans, net of the original issue discount, was as follows:

As of June 30, 2010
2010 Term Loans, at issuance	$172,500
Payments to date	(2,013)
Discount on 2010 Term Loans	(1,677)
2010 Term Loans, net	168,810
Less current portion	(24,151)
Total long term portion	$144,659

In June 2010, CDF I executed the Interest Rate Swaps, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with counterparties for a notional amount of approximately 66.67% of the amounts to be outstanding at June 15, 2011 under the 2010 Term Loans or an initial amount of $100,000. Under the Interest Rate Swaps, CDF I will effectively pay a fixed rate of 2.16%, to guard against CDF I’s exposure to increases in the variable interest rate under the 2010 Term Loans. SocGen arranged the transaction, which took effect commencing June 15, 2011  as required by the 2010 Term Loans and will remain in effect until at least June 15, 2013.  As principal repayments of the 2010 Term Loans occur, the notional amount will decrease by a pro rata amount, such that approximately $80,000 of the remaining principal amount will be covered by the Interest Rate Swaps at any time.

CREDIT FACILITIES

In August 2006, Phase 1 DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to Phase 1 DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Phase 1 DC’s Phase I Deployment and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The GE Credit Facility was not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. In May 2010, the GE Credit Facility was extinguished. The write-off of unamortized debt issuance costs of $3,320 and a prepayment penalty of $1,128 resulted in a $4,448 loss on extinguishment of note payable included in the condensed consolidated statements of operations.

In April 2008, Phase 1 DC executed the Interest Rate Swap, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.   In May 2010, the Interest Rate Swap was settled in cash with the counter party for $888 from the proceeds of the 2010 Term Loans discussed above.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2010, $8,885 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments at 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate of 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2010, $1,505 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments at 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate of 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2010, no funds have been drawn down on the KBC Facility #3.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments at 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate of 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2010, no funds have been drawn down on the KBC Facility #4.

At June 30, 2010, the Company was in compliance with all of its debt covenants that were in effect at June 30, 2010.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In April 2010, Imperial Capital, LLC exercised all their warrants under the cashless exercise feature and the Company issued 348,633 shares of Class A Common Stock.

In June 2010, a holder of Preferred Warrants exercised their warrants for $441 and the Company issued 700,000 shares of Class A Common Stock.

In the three months ended June 30, 2010, the Company issued 330,640 shares of Class A Common Stock for restricted stock awards that vested, of which 114,260 were restricted stock awards whose vesting was accelerated upon the retirement of the Company’s CEO, which resulted in approximately $80 of additional stock-based compensation expense for the quarter and was included in the unaudited interim condensed consolidated statement of operations.

PREFERRED STOCK

Cumulative dividends in arrears on the Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”) at June 30, 2010 was an accrual of $550.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 5,000,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company is seeking stockholder approval to expand the size of the Plan to 7,000,000 shares of Class A Common Stock at the Company’s 2010 Annual Meeting of Stockholders, scheduled to be held on September 14, 2010.

Stock Options

During the three months ended June 30, 2010, under the Plan, the Company granted stock options to purchase 213,964 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.42 per share.  As of June 30, 2010, the weighted average exercise price for outstanding stock options is $4.04 and the weighted average remaining contractual life is 6.1 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2010	3,910,372	$4.11
Granted	213,964	1.42
Exercised	—	—
Cancelled	(868,872)	3.71
Balance at June 30, 2010	3,255,464	$4.04

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the three months ended June 30, 2010, the Company granted 153,843 restricted stock unit awards which will vest equally over a three year period.  The Company may pay such restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2010	1,065,674	$1.44
Granted	— (1)	—
Vested	(330,640)	1.16
Forfeitures	(6,221)	1.60
Balance at June 30, 2010	728,813	$1.48

(1) The issuance of the 153,843 restricted stock unit awards is subject to stockholder approval to expand the size of the Plan at the Company’s 2010 Annual Meeting of Stockholders, scheduled to be held on September 14, 2010.

WARRANTS

Warrants outstanding consisted of the following:

Outstanding Warrants (as defined below)	As of March 31, 2010	As of June 30, 2010
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	760,196	760,196
Preferred Warrants	1,400,000	700,000
Sageview Warrants	16,000,000	16,000,000
Imperial Warrants	750,000	—
	19,377,471	17,927,471

In February 2009, in connection with the issuance of Preferred Stock, the Company issued warrants to purchase 700,000 shares of Class A Common Stock, to each holder of Preferred Stock, at an exercise price of $0.63 per share (the “Preferred Warrants”). The Preferred Warrants are exercisable beginning on March 12, 2009 for a period of five years thereafter. The Preferred Warrants are callable by the Company, provided that the closing price of the Company’s Class A Common Stock is $1.26 per share, 200% of the applicable exercise price, for twenty consecutive trading days and the average daily volume exceeds 50,000 shares.  In June 2010, a holder of Preferred Warrants exercised their warrants for $441 and the Company issued 700,000 shares of Class A Common Stock.

In connection with the 2009 Private Placement (see Note 5), the Company engaged Imperial Capital, LLC (“Imperial”) to provide financial advisory services.  As partial consideration for such services, the Company issued warrants to Imperial to purchase 750,000 shares of Class A Common Stock (the “Imperial Warrants”).  The Imperial Warrants have a customary cashless exercise feature and a strike price of $1.37 per share, become exercisable on February 11, 2010 and expire on August 11, 2014.   In April 2010, Imperial exercised all their warrants under the cashless exercise feature and the Company issued 348,633 shares of Class A Common Stock.

7.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of June 30, 2010, Phase 2 DC also entered into master license agreements with 16 exhibitors covering a total of 1,644 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the

1,644 contracted screens are contracts covering 876 screens with 10 exhibitors  under the Exhibitor-Buyer Structure. As of June 30, 2010, the Company has 619 Phase 2 Systems installed, including 382 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2010, the Company has purchased Systems under this agreement for $898.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2010, the Company has purchased Systems under this agreement for $10,390 and has purchase obligations for additional Systems of approximately $27,300.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2010, the Company has not purchased any Systems under this agreement.

In June 2010, in connection with the retirement of the Company’s  CEO, the Company agreed to pay and accrued a $450 bonus and $450 of severance, to be paid over the next 9 months.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE
	For the three months ended June 30,
	2009	2010
Interest paid	$7,357	$6,745
Equipment purchased from Christie included in accounts payable and accrued expenses at end of period	$998	$—
Equipment purchased from Barco included in accounts payable and accrued expenses at end of period	$4,205	$—
Assets acquired under capital leases	$901	$—
Accretion of preferred stock discount	$27	$27
Accrued dividends on preferred stock	$100	$100

9.	SEGMENT INFORMATION

The Company is now comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment has been reclassified as discontinued operations as of June 30, 2010 (see Notes 1 and 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments during the three months ended June 30, 2010, the Company has restated the segment information for the prior periods.  All segment information has been restated to reflect the changes described above for all periods presented.

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Phase 1 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt and the Company retains at the expiration of exhibitor master license agreements.

Phase 2 DC
Financing vehicles and administrators for the Company’s second digital cinema deployment, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$481	$—	$49	$7,189	$—	$7,719
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$217,974	$12,146	$20,961	$18,133	$19,702	$288,916
Assets held for sale						8,231
Total assets						$297,147

Notes payable, non-recourse	$163,329	$9,972	$—	$—	$—	$173,301
Notes payable	—	—	333	—	69,521	69,854
Capital leases	—	25	99	40	—	164
Total debt	$163,329	$9,997	$432	$40	$69,521	$243,319

	As of June 30, 2010 (unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$470	$—	$45	$6,482	$—	$6,997
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$213,617	$14,866	$20,547	$17,129	$19,868	$286,027
Assets held for sale						8,121
Total assets						$294,148

Notes payable, non-recourse	$168,810	$11,073	$—	$—	$—	$179,883
Notes payable	—	—	288	—	71,635	71,923
Capital leases	—	23	25	32	—	80
Total debt	$168,810	$11,096	$313	$32	$71,635	$251,886

Capital Expenditures	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
For the quarter ended June 30, 2009	$152	$5,152	$319	$—	$—	$5,623
For the quarter ended June 30, 2010	$—	$1,710	$90	$6	$—	$1,806

	Statements of Operations For the Three Months Ended June 30, 2009 (unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,622	$243	$2,080	$3,263	$—	$16,208
Intersegment revenues	—	—	64	—	—	64
Total segment revenues	10,622	243	2,144	3,263	—	16,272
Less: Intersegment revenues	—	—	(64)	—	—	(64)
Total consolidated revenues	$10,622	$243	$2,080	$3,263	$—	$16,208
Direct operating (exclusive of depreciation and amortization shown below) (1)	181	23	1,174	2,157	—	3,535
Selling, general and administrative	121	250	451	1,519	1,322	3,663
Plus: Allocation of Corporate overhead	—	—	952	84	(1,036)	—
Provision for doubtful accounts	—	—	40	88	—	128
Research and development	—	—	40	—	—	40
Stock-based compensation	33	—	44	27	218	322
Depreciation and amortization of property and equipment	7,140	153	417	218	10	7,938
Amortization of intangible assets	11	—	48	705	—	764
Total operating expenses	7,486	426	3,166	4,798	514	16,390
Income (loss) from continuing operations	$3,136	$(183)	$(1,086)	$(1,535)	$(514)	$(182)

(1) Included in direct operating of the Services segment is $161 for the amortization of capitalized software development costs.

	Statements of Operations For the Three Months Ended June 30, 2010 (unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,513	$601	$2,877	$4,359	$—	$19,350
Intersegment revenues	—	—	1,285	2	—	1,287
Total segment revenues	11,513	601	4,162	4,361	—	20,637
Less: Intersegment revenues	—	—	(1,285)	(2)	—	(1,287)
Total consolidated revenues	$11,513	$601	$2,877	$4,359	$—	$19,350
Direct operating (exclusive of depreciation and amortization shown below) (1)	38	15	2,208	2,660	—	4,921
Selling, general and administrative (2)	18	8	825	1,548	2,416	4,815
Plus: Allocation of Corporate overhead	—	—	1,184	159	(1,343)	—
Provision for doubtful accounts	—	—	—	104	—	104
Research and development	—	—	54	—	—	54
Stock-based compensation	—	—	86	21	583	690
Depreciation and amortization of property and equipment	7,139	326	495	191	10	8,161
Amortization of intangible assets	12	—	4	705	—	721
Total operating expenses	7,207	349	4,856	5,388	1,666	19,466
Income (loss) from continuing operations	$4,306	$252	$(1,979)	$(1,029)	$(1,666)	$(116)

(1) Included in direct operating of the Services segment is $175 for the amortization of capitalized software development costs.
(2) Included in selling, general and administrative of the Corporate segment is $912 of one-time transition costs related to the retirement of our CEO.

10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In July 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Grassmere Partners, LLC (“Grassmere”) pursuant to which the Company agreed to sell to Grassmere 347,222 shares of Class A Common Stock, for an aggregate purchase price of  $500, priced at the trailing 20 day average share price of $1.44 per share. The sale is to be consummated no later than September 10, 2010.  The proceeds of the sale of the Shares will be used for working capital and general corporate purposes.

In July 2010, the Board of Directors nominated Peter C. Brown, the chairman of Grassmere, to stand for election as a member of the Company's Board.  Mr. Brown is listed as a nominee as a Director in the Company's 2010 Proxy Statement, and if elected will commence his term as of the Company's Annual Meeting of Shareholders, scheduled for September 14, 2010.

In August 2010, the Company sold the stock of Managed Services, including the Access Digital Server Assets, in exchange for $268 in cash and $1,150 in service credits.  The service credits will serve to pay the balance of the purchase price pursuant to a managed services agreement under which the buyer will continue to perform certain information technology related services for the Company. These businesses currently host the Company’s websites, and provide networking and other information technology services to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cinedigm Digital Cinema Corp. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Form 10-K for the year ended March 31, 2010.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended March 31, 2010. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Additional information regarding risks to the Company can be found below (see Part II Item 1A under Risk Factors).

In this report, “Cinedigm,” “we,” “us,” “our” refers to Cinedigm Digital Cinema Corp. f/k/a Access Integrated Technologies, Inc. and the “Company” refers to Cinedigm and its subsidiaries unless the context otherwise requires.

OVERVIEW

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services, specialty finance and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides technology solutions, financial services and advice, software services, electronic delivery and content marketing and distribution services to owners and distributors of digital content to movie theatres and other venues.  Adjoined to this digital cinema conversion business is a series of business units designed to leverage the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  Cinedigm combines its infrastructure, technology and relationships to operate a digital content origination, marketing, advertising and distribution business focused on alternative content and independent film.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II

Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  In June 2010, the Company decided to discontinue the motion picture exhibition to the general public, information technology consulting services and managed network monitoring services, and hosting services and network access for other web hosting services, which are all separate reporting units previously included in our former Other segment.    Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The following organizational chart provides a graphic representation of our four primary businesses:

We have incurred net losses of $7.0 million and $7.1 million in the three months ended June 30, 2009 and 2010, respectively, and we have an accumulated deficit of $175.2 million as of June 30, 2010. We also have significant contractual obligations related to our debt for the next fiscal year 2011 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at June 30, 2010, and expected cash flows from operations, we believe that we have the ability to meet our obligations through June 30, 2011. In May 2010, we entered into a definitive credit agreement in the principal amount of $172.5 million and extinguished an existing credit facility and vendor note.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2009 and 2010

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2009	2010	Change
Phase I Deployment	$10,622	$11,513	8%
Phase II Deployment	243	601	147%
Services	2,080	2,877	38%
Content & Entertainment	3,263	4,359	34%
	$16,208	$19,350	19%

Revenues increased $3.1 million or 19%.  The increase in revenues in the Phase I Deployment segment was primarily due to an increase in the number of VPFs attributable to wider movie release patterns this year, despite a reduced number of titles in comparison to last year. The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content from 139 at June 30, 2009 compared to 237 at June 30, 2010.  The increase in revenues in the Services segment was primarily due to (i) a 27% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers, managed a film and digital film release, and experienced limited growth in the number of digital delivery sites offset by a 33% decrease in non-theatrical satellite services revenues due to general economic factors; (ii) Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure as well as Cinedigm provided non-recourse financing; (iii) Phase 1 DC service fees earned as a result of the improved VPF performance; offset by (iv) an 20% decrease in Software revenues related to decreased software license and development fees offset by increased Phase 2 deployment license fees.   During the quarter we experienced a delay in the installation of approximately 150 Phase 2 DC System deployments with such installations expected to occur in the fiscal second quarter.  This accounted for a significant portion of the revenue variances in the fiscal first quarter for Software as well as reduced service fees earned in the quarter.  We expect Phase 2 DC service fees, DMS revenues and software license fees to increase as the delayed Phase 2 DC Systems are installed in the fiscal second quarter, as well as expected additional Systems are deployed under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure with nine exhibitors as of June 30, 2010.

In the Content & Entertainment segment, revenues increased 34% composed of a 26% increase in USM revenues and a 74% increase in CEG revenues. USM’s in-theatre advertising revenues increase 3% and national advertising revenues generated by the partnership with Screenvision increased 69%.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s distribution revenues relating to digitally-equipped locations increased 74% for content distribution-related revenues by CEG with the release of PHISH in 3-D and the NCAA Final Four® live 3D sporting event, as well as the ongoing KidToons series.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2009	2010	Change
Phase I Deployment	$181	$38	(79)%
Phase II Deployment	23	15	(35)%
Services	1,174	2,208	88%
Content & Entertainment	2,157	2,660	23%
	$3,535	$4,921	39%

Direct operating expenses increased $1.4 million or 39%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the formation of the Services Company in August 2009 which includes the costs that were previously within the Phase I Deployment segment at June 30, 2009. The increase in the Services segment was primarily related to increased DMS volume in the quarter as well as direct film delivery costs not incurred in the prior year by DMS, additional costs incurred in support of the Phase II Deployment and the allocation of certain costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The increase in the Content & Entertainment segment was primarily related to a non-cash content acquisition expenses of $0.4 million for CEG related to the fair value of barter advertising provided by USM, increased advertising and marketing costs in CEG related to the release of PHISH in 3-D and the NCAA Final Four® live 3D sporting event and a 4% increase in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. We expect direct operating expenses to remain consistent at the current level with any future increases tied to additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2009	2010	Change
Phase I Deployment	$121	$18	(85)%
Phase II Deployment	250	8	(97)%
Services	451	825	83%
Content & Entertainment	1,519	1,548	2%
Corporate	1,322	2,416	83%
	$3,663	$4,815	31%

Selling, general and administrative expenses increased approximately $1.2 million or 31%.  The decrease in selling, general and administrative expenses in the Phase I and Phase 2 Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase 1 and Phase 2 Deployment segments. The increase within Corporate was due to transition costs related to the retirement of our CEO of $0.9 million and accrued accounting and tax professional fees for fiscal 2011.  As of June 30, 2009 and 2010 and excluding employees in our discontinued operations, we had 177 and 169 employees, of which 1 and 3 were part-time employees and 47 and 46 were salespersons, respectively.  Excluding any additional transition costs, we expect selling, general and administrative expenses to remain relatively consistent at the current level.

Stock-based compensation

Stock-based compensation expense increased approximately $0.4 million or 114%.  The increase was primarily related to the expenses associated with the accelerated vesting and extension of the exercise period for certain stock-based awards related to the retirement of the Company’s CEO, resulting in an additional $0.3 million of stock-based compensation expense recognized for the quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2009	2010	Change
Phase I Deployment	$7,140	$7,139	—%
Phase II Deployment	153	326	113%
Services	417	495	19%
Content & Entertainment	218	191	(12)%
Corporate	10	10	—%
	$7,938	$8,161	3%

Depreciation and amortization expense increased $0.2 million or 3%.  The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended June 30, 2009.  The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS which were not in service during the three months ended June 30, 2009. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at June 30, 2010.   We expect the depreciation and amortization

expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2009	2010	Change
Phase I Deployment	$4,827	$2,810	(42)%
Phase II Deployment	67	231	245%
Services	15	8	(47)%
Content & Entertainment	3	2	(33)%
Corporate	2,377	3,780	59%
	$7,289	$6,831	(6)%

Interest expense decreased $0.4 million or 6%. Total interest expense included $6.5 million and $6.2 million of interest paid and accrued for the three months ended June 30, 2009 and 2010, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into a new, non-recourse facility rated Ba1 by Moody’s completed in May 2010 (the “2010 Term Loans”).  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2011. The increase in interest paid and accrued within Corporate related to $3.0 million on the 2010 Note.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $0.8 million and $0.6 million for the three months ended June 30, 2009 and 2010, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $0.5 million on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Extinguishment of note payable

The loss on the extinguishment of note payable was $4.4 million for the three months ended June 30, 2010, which resulted from the satisfaction of the GE Credit Facility related to the write-off of unamortized debt issuance costs of $3.3 million and a prepayment penalty of $1.1 million.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a gain of $0.7 million and a loss of $0.5 million for the three months ended June 30, 2009 and 2010, respectively.  This swap agreement, related to the GE Credit Facility, was terminated on May 6, 2010 upon the completion of the Phase 1 refinancing for $0.9 million.  It has been replaced by a new swap agreement entered into on June 7, 2010 which became effective on June 15, 2011 and resulted in a charge of $1.1 million in the three months ended June 30, 2010.

Change in fair value of warrants

The change in fair value of warrants issued to Sageview Capital LP (“Sageview”), related to the 2010 Note, was a gain of $5.0 million for the three months ended June 30, 2010.  The change in fair value will change based on the volatility and closing stock price of the Company’s Class A Common Stock.  Until the shares underlying these warrants are registered with the SEC for resale, the Company will continue to adjust the warrant liability each quarter to the then fair value.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (which will be codified in ASC 810-10). Revisions to ASC 810-10 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. On April 1, 2010, the Company adopted ASC 810-10 and its adoption did not  have a material impact on the Company’s condensed consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010, which will be effective for the Company as of April 1, 2011.  The Company does not expect the additional disclosure requirements will have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  This is effective for the Company as of April 1, 2011. The Company does not expect the adoption of ASU 2010-11 will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 establishes criteria for measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. ASU 2010-12 requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The Company has evaluated ASU 2010-12 and its adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  The Company has evaluated ASU 2010-17 and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company is currently evaluating the impact of ASU 2010-20 on its consolidated financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 11,139 of the domestic screens are equipped with digital cinema technology, and 4,343 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 5-7 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a three year period starting October 2008, of which 619 Systems have been installed as of June 30, 2010. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2010, $10.4 million has been drawn down on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $9.8 million.

As of June 30, 2010, we had positive working capital, defined as current assets less current liabilities, of $6.8 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $24.3 million.

Operating activities provided net cash of $2.1 million and $2.0 million for the three months ended June 30, 2009 and 2010, respectively.  The decrease in cash provided by operating activities was primarily due to increased amounts of non-cash expenses, decreased collections of outstanding accounts receivable, increased payments for accounts payable and accrued expenses and increased deferred revenues.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $5.9 million and $3.2 million for the three months ended June 30, 2009 and 2010, respectively. The decrease was due to reduced payments due on Phase 1 DC Systems purchased offset the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments.

Financing activities used net cash of $3.6 million for the three months ended June 30, 2009 and provided net cash of $0.1 million for the three months ended June 30, 2010.  The increase in cash provided was due to the proceeds from the 2010 Term Loans and the proceeds from the KBC Facilities for Systems for our Phase II Deployment offset by the repayment of the GE Credit Facility and Vendor Note and debt issuance costs paid resulting from the 2010

Term Loans.    Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

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

The following table summarizes our significant contractual obligations as of fiscal June 30, 2010 ($ in thousands):

	Payments Due
Contractual Obligations ($ in thousands)	Total	2011	2012 & 2013	2014 & 2015	Thereafter
Long-term recourse debt (1)	$111,910	$189	$99	$111,622	$—
Long-term non-recourse debt (2)	181,560	25,647	51,824	57,318	46,771
Capital lease obligations	80	56	24	—	—
Debt-related obligations, principal	293,550	25,892	51,947	168,940	46,771
Interest on recourse debt (3)	27,289	5,820	13,168	8,301	—
Interest on non-recourse debt	33,375	9,181	14,175	8,339	1,680
Interest on capital leases	8	6	2	—	—
Total interest	60,672	15,007	27,345	16,640	1,680
Total debt-related obligations	$354,222	$40,899	$79,292	$185,580	$48,451
Operating lease obligations (4)	$5,317	$1,385	$2,059	$1,482	$391
Theatre agreements (5)	16,733	3,377	4,702	4,355	4,299
Obligations to be included in operating expenses	22,050	4,762	6,761	5,837	4,690
Purchase obligations (6)	27,328	27,328	—	—	—
Total	$403,600	$72,989	$86,053	$191,417	$53,141
Total non-recourse debt including interest	$214,935	$34,828	$65,999	$65,657	$48,451

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $27.3 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I and the KBC Facilities are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Includes the remaining interest of approximately $6.5 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(4)
Includes the remaining operating lease agreements for the two IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $4.0 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee. In July 2010, one of the IDC leases expired, leaving one IDC lease with the Company as lessee.
(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.
(6)	Includes $27.3 million for an additional 384 Phase II Systems under purchase orders with Barco. This is expected to be funded through non-recourse KBC Facilities.

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

Seasonality

Revenues from our Phase I Deployment and Phase II Deployment segment derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Subsequent Events

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In July 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Grassmere Partners, LLC (“Grassmere”) pursuant to which the Company agreed to sell to Grassmere 347,222 shares of Class A Common Stock, for an aggregate purchase price of  $500, priced at the trailing 20 day average share price of $1.44 per share. The sale is to be consummated no later than September 10, 2010.  The proceeds of the sale of the Shares will be used for working capital and general corporate purposes.

In July 2010, the Board of Directors nominated Peter C. Brown, the chairman of Grassmere, to stand for election as a member of the Company's Board.  Mr. Brown is listed as a nominee as a Director in the Company's 2010 Proxy Statement, and if elected will commence his term as of the Company's Annual Meeting of Shareholders, scheduled for September 14, 2010.

In August 2010, the Company sold the stock of Managed Services, including the Access Digital Server Assets, in exchange for $268 in cash and $1,150 in service credits.  The service credits will serve to pay the balance of the purchase price pursuant to a managed services agreement under which the buyer will continue to perform certain information technology related services for the Company. These businesses currently host the Company’s websites, and provide networking and other information technology services to the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in the Form 10-K, should be carefully reviewed and considered. There have been no material changes from the factors disclosed in the Form 10-K for the fiscal year ended March 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 36 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	August 13, 2010	By:	/s/ Adam M. Mizel
Adam M. Mizel Interim Co-Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date:	August 13, 2010	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Interim Co-Chief Executive Officer, SVP – Business Affairs and General Counsel, Secretary and Director

Date:	August 13, 2010	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010.
10.2	Schedule to the 2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010.
10.3	Swap Transaction Confirmation from Natixis to Cinedigm Digital Funding I, LLC dated as of June 14, 2010.
10.4	2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010.
10.5	Schedule to the 2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010.
10.6	Swap Transaction Confirmation from HSBC Bank USA to Cinedigm Digital Funding I, LLC dated as of June 8, 2010.
10.7	2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of May 28, 2010.
10.8	Schedule to the 2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of June 7, 2010.
10.9	Swap Transaction Confirmation from Société Générale to Cinedigm Digital Funding I, LLC dated as of June 7, 2010.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.