Form 10-Q
period 2010-09-30
Cinedigm Digital Cinema Corp.
filed 2010-11-15
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 10, 2010, 30,592,394 shares of Class A Common Stock, $0.001 par value, and 733,811 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,414	$9,094
Restricted available-for-sale investments	9,120	5,927
Accounts receivable, net	14,450	13,265
Deferred costs, current portion	2,788	3,046
Unbilled revenue, current portion	6,165	4,335
Prepaid and other current assets	956	1,320
Note receivable, current portion	349	737
Assets held for sale	5,422	8,231
Total current assets	50,664	45,955
Restricted available-for-sale investments	—	2,004
Restricted cash	6,011	7,168
Security deposits	44	254
Property and equipment, net	204,920	215,601
Intangible assets, net	6,282	7,719
Capitalized software costs, net	3,713	3,831
Goodwill	5,874	5,874
Deferred costs, net of current portion	7,559	6,763
Unbilled revenue, net of current portion	920	964
Note receivable, net of current portion	1,653	816
Accounts receivable, net of current portion	198	198
Total assets	$287,838	$297,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	September 30, 2010	March 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$7,314	$7,761
Current portion of notes payable, non-recourse	25,715	26,508
Current portion of notes payable	192	185
Current portion of capital leases	57	126
Current portion of deferred revenue	5,705	5,881
Current portion of customer security deposits	60	12
Liabilities as part of held for sale assets	5,835	6,315
Total current liabilities	44,878	46,788
Notes payable, non-recourse, net of current portion	151,378	146,793
Notes payable, net of current portion	73,847	69,669
Capital leases, net of current portion	36	38
Warrant liability	—	19,195
Interest rate swap	2,091	1,535
Deferred revenue, net of current portion	3,457	1,828
Customer security deposits, net of current portion	9	9
Total liabilities	275,696	285,855
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively. Liquidation preference $4,050	3,637	3,583
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 30,643,834 and 28,084,315 shares issued and 30,592,394 and 28,032,875 shares outstanding at September 30, 2010 and March 31, 2010, respectively	30	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 733,811 shares issued and outstanding, at September 30, 2010 and March 31, 2010, respectively	1	1
Additional paid-in capital	194,848	175,937
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(186,117)	(168,018)
Accumulated other comprehensive loss	(85)	(67)
Total stockholders’ equity	12,142	11,292
Total liabilities and stockholders’ equity	$287,838	$297,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Revenues	$18,899	$17,538	$38,249	$33,746
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	4,303	4,241	9,242	7,793
Selling, general and administrative	5,001	4,262	10,477	8,220
Provision for doubtful accounts	228	136	332	264
Research and development	97	73	162	123
Depreciation and amortization of property and equipment	8,293	8,126	16,454	16,064
Amortization of intangible assets	722	749	1,443	1,513
Total operating expenses	18,644	17,587	38,110	33,977
Income (loss) from operations	255	(49)	139	(231)
Interest income	39	95	106	135
Interest expense	(6,647)	(8,531)	(13,478)	(15,820)
Gain (loss) on extinguishment of note payable	—	10,744	(4,448)	10,744
Other expense, net	(165)	(158)	(316)	(301)
Change in fair value of interest rate swap	(987)	540	(1,445)	1,223
Change in fair value of warrant liability	(1,891)	(3,576)	3,142	(3,576)
Net loss from continuing operations	(9,396)	(935)	(16,300)	(7,826)

Loss from discontinued operations	(1,439)	(183)	(1,594)	(338)
Net loss	(10,835)	(1,118)	(17,894)	(8,164)
Preferred stock dividends	(105)	(100)	(205)	(200)
Net loss attributable to common stockholders	$(10,940)	$(1,218)	$(18,099)	$(8,364)
Net loss per Class A and Class B common share - basic and diluted
Loss from continuing operations	$(0.31)	$(0.03)	$(0.55)	$(0.27)
Loss from discontinued operations	(0.05)	(0.01)	(0.05)	(0.02)
	$(0.36)	$(0.04)	$(0.60)	$(0.29)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	30,294,306	28,663,959	29,860,122	28,475,217

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(17,894)	$(8,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	—	4
Gain from sale of the information technology services operation	(622)	—
Depreciation and amortization of property and equipment and amortization of intangible assets	17,897	17,991
Amortization of capitalized software costs	372	323
Amortization of debt issuance costs included in interest expense	1,020	938
Provision for doubtful accounts	136	264
Stock-based compensation	1,361	766
Non-cash interest expense	—	1,861
Change in fair value of interest rate swap	1,445	(1,223)
Change in fair value of warrant liability	(3,142)	3,576
Realized loss on restricted available-for-sale investments	44	2
Interest expense added to note payable	3,187	817
Extinguishment of note payable	4,448	(10,744)
Accretion of note payable discount included in interest expense	1,193	300
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	2,093
Unbilled revenue	269	(250)
Prepaids and other current assets	(1,786)	(1,308)
Other assets	2,730	533
Accounts payable and accrued expenses	4	(2,194)
Deferred revenue	1,461	1,236
Other liabilities	49	—
Net cash provided by operating activities	10,851	6,821
Cash flows from investing activities
Purchases of property and equipment	(5,746)	(12,573)
Purchases of intangible assets	(6)	—
Additions to capitalized software costs	(254)	(408)
Sales/maturities of restricted available-for-sale investments	3,110	671
Purchase of restricted available-for-sale investments	(4,276)	(11,265)
Restricted cash	1,156	(6,906)
Net cash used in investing activities	(6,016)	(30,481)
Cash flows from financing activities
Repayment of notes payable	(19,287)	(42,862)
Proceeds from notes payable	170,775	76,513
Repayment of credit facilities	(154,932)	(18,950)
Proceeds from credit facilities	5,025	8,884
Payments of debt issuance costs	(4,894)	(6,064)
Principal payments on capital leases	(99)	(432)
Costs associated with issuance of preferred stock	—	(8)
Net proceeds from issuance of Class A common stock	941	—
Costs associated with issuance of Class A common stock	(44)	(18)
Net cash (used in) provided by financing activities	(2,515)	17,063
Net increase (decrease) in cash and cash equivalents	2,320	(6,597)
Cash and cash equivalents at beginning of period	9,094	26,329
Cash and cash equivalents at end of period	$11,414	$19,732

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services and a content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, provides financial advice and guidance, software services and electronic delivery services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  The three main applications currently provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; (ii) its operational and analytical software applications; and (iii) its pre-show advertising and theatrical marketing business.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

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

Since June 2010, the Company has classified certain businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which are all separate reporting units previously included in our former "Other" segment.  The Company is pursuing a sale of the Pavilion Theatre. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. Additional information on the discontinued operations can be found in Note 3.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reportable segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $186,117 as of September 30, 2010. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remaining part of fiscal year 2011 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at September 30, 2010, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through September 30, 2011. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

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

RECLASSIFICATION

The assets and liabilities of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as assets held for sale and discontinued operations for all periods presented.  The March 31, 2010 consolidated balance sheet and the unaudited interim condensed consolidated statement of operations for the three and six months ended September 30, 2009 were reclassified to conform to the current period presentation.

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

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, generally as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content first opens for audience viewing.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the three months ended September 30, 2010 and 2009, the Company recorded net revenues and direct operating costs related to barter advertising of $0 and $541, respectively. For the six months ended September 30, 2010 and 2009, the Company recorded net revenues and direct operating costs related to barter advertising of $356 and $541, respectively.

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

During the three months ended September 30, 2010 and 2009, the Company made scheduled quarterly interest payments of $715 and $1,408, respectively, and $2,788 and $715, for the six months ended September 30, 2010 and 2009, respectively.  Investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. As of September 30, 2010, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  During the six months ended September 30, 2010 and 2009, there were realized losses of $44 and $2, respectively.

The carrying value and fair value of restricted available-for-sale investments at September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,395	$—	$(26)	$1,369
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,499	—	(55)	3,444
Corporate debt securities	—	—	—	—
Other interest bearing securities	4,311	—	(4)	4,307
	$9,205	$—	$(85)	$9,120

The carrying value and fair value of restricted available-for-sale investments at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,709	$1	$(29)	$2,681
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,395	—	(36)	4,359
Corporate debt securities	506	—	(1)	505
Other interest bearing securities	388	—	(2)	386
	$7,998	$1	$(68)	$7,931

RESTRICTED CASH

Restricted cash was comprised of the following:

	September 30, 2010	March 31, 2010
Interest reserve account related to the GE Credit Facility (see Note 5)	$—	$6,913
Interest reserve account related to the 2010 Term Loans (see Note 5)	5,756	—
Bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease	255	255
	$6,011	$7,168

DEFERRED COSTS

Deferred costs primarily consist of the unamortized debt issuance costs which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.  Other deferred costs are advertising production, post production and technical support costs related to developing and displaying advertising.

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

STOCK-BASED COMPENSATION

For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of $674 and $438, respectively, and $1,364 and $760, for the six months ended September 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, certain stock-based awards were accelerated upon the retirement of the CEO, which resulted in recognition of $266 of additional stock-based compensation expense.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2010 and 2009 was $0.00 and $0.57, respectively, and $0.91 and $0.57, for the six months ended September 30, 2010 and 2009, respectively.  There were no stock options exercised during the three and six months ended September 30, 2010 and 2009.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2010	2009	2010	2009
Range of risk-free interest rates	—	2.7%	2.0-2.2%	2.7%
Dividend yield	—	—	—	—
Expected life (years)	—	5	5	5
Range of expected volatilities	—	77.4%	78.5-78.8%	77.4%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Direct operating	17	15	34	33
Selling, general and administrative	642	414	1,303	708
Research and development	15	9	27	19
	$674	$438	$1,364	$760

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives, primarily customer relationships, non-compete agreements, patents and software technology, are amortized over their useful lives.

In order to test goodwill and intangible assets with indefinite lives, a determination of the fair value of our reporting units and intangible assets with indefinite lives is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and intangible assets with indefinite lives and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

As of September 30, 2010, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  During the three and six months ended September 30, 2010 the Company acquired intangible assets of $6 thousand. No impairment charge for intangible assets was recorded during the three and six months ended September 30, 2010.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of September 30, 2010	$—	$—	$4,306	1,568	$—	$5,874

As of March 31, 2010	$—	$—	$4,306	1,568	—	$5,874

See Note 3 for information related to the goodwill allocated to the Company’s discontinued operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and six months ended September 30, 2010 and 2009, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and six months ended September 30, 2010 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 20,949,329 shares and 23,451,352 shares as of September 30, 2010 and 2009, respectively, were excluded from the computation as it would be anti-dilutive.

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,414	$—	$—	$11,414
Restricted available-for-sale investments	299	8,821	—	9,120
Restricted cash	6,011	—	—	6,011
Interest rate swap	—	(2,091)	—	(2,091)
	$17,724	$6,730	$—	$24,454

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,094	$—	$—	$9,094
Restricted available-for-sale investments	153	7,778	—	7,931
Restricted cash	7,168	—	—	7,168
Interest rate swap	—	(1,535)	—	(1,535)
	$16,415	$6,243	$—	$22,658

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, is no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010. The Company had preliminary offers from interested buyers and expects a sale to be concluded within a year. Accordingly, the Company classified the Pavilion Theatre as assets held for sale in the quarter ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the year ended March 31, 2010 and all prior periods.

During the quarter ended September 30, 2010, the Company experienced a reduction in its estimated sales price of the Pavilion Theater as well as decline in its operating performance. Accordingly, the Company recorded an impairment charge of $1,763 and the estimate used to measure the impairment loss is a Level 3 fair value estimate. As of September 30, 2010, there is no goodwill associated with the Pavilion Theatre.

The Company's other segment consists of Managed Services and Access Digital Server Assets. In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in service credits under a 46-month service agreement (the "Managed Services Agreement"). The service credits will serve to pay the balance of the purchase price pursuant to the Managed Services Agreement under which the buyer will continue to perform certain information technology related services for the Company. The Access Digital Server Assets currently host the Company's websites, and provide networking and other information technology services to the Company. If there is an event of default by the buyer or if the Managed Services Agreement is terminated pursuant to its terms, the buyer would be required to pay all of the then outstanding (unused) service credits in cash, with immediate acceleration. The operations and cash flows of the other segment has been eliminated from the ongoing operation as a result of the sale, and the Company will have no significant continuing involvement in the operations of these businesses after they are sold. The results of the other segment has been reported in discontinued operation for the quarter ended September 30, 2010, and all prior period presentation has been reclassified accordingly.

The assets and liabilities of held for sale assets were comprised of the following:

	September 30, 2010	March 31, 2010
Accounts receivable, net	$130	$348
Prepaid expenses and other current assets	226	323
Security deposits	39	65
Property and equipment, net	5,027	5,334
Intangible assets, net	—	11
Goodwill	—	2,150
Assets held for sale	$5,422	$8,231
Accounts payable and accrued expenses	$185	$456
Customer security deposits	—	49
Capital leases	5,647	5,792
Deferred revenue	3	18
Liabilities as part of held for sale assets	$5,835	$6,315

At September 30, 2010, the assets and liabilities of held for sale assets are comprised entirely of the assets and liabilities of the Pavilion Theatre.

The results of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Revenues	$1,486	$2,343	$3,567	$4,801
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	1,267	1,840	2,971	3,768
Selling, general and administrative	99	224	331	430
Provision for doubtful accounts	46	—	46
Stock-based compensation	—	3	(3)	6
Loss on disposal of asset	120	—	120
Impairment of goodwill	1,763	—	1,763	—
Gain from sale of the information technology services operation	(622)	—	(622)	—
Depreciation of property and equipment	—	198	48	412
Amortization of intangible assets	—	1	1	2
Total operating expenses	2,673	2,266	4,655	4,618
Income from operations	(1,187)	77	(1,088)	183
Interest expense	(252)	(260)	(506)	(521)
Loss from discontinued operations	$(1,439)	$(183)	(1,594)	$(338)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of September 30, 2010		As of March 31, 2010
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Vendor Note	$—	$—	$—	$9,600
GE Credit Facility	—	—	25,129	128,600
2010 Term Loans	24,151	138,694	—	—
KBC Facilities	1,431	11,526	1,269	7,298
P2 Vendor Note	79	675	66	724
P2 Exhibitor Notes	54	483	44	571
Total non-recourse notes payable	$25,715	$151,378	$26,508	$146,793

NEC Facility	$192	$66	$185	$148
2010 Note, net of debt discount	—	73,781	—	69,521
Total recourse notes payable	$192	$73,847	$185	$69,669
Total notes payable	$25,907	$225,225	$26,693	$216,462

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt.  The Vendor Note and the GE Credit Facility are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The KBC Facility, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I.

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

	As of September 30, 2010	As of March 31, 2010
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(8,285)	(9,359)
PIK Interest	7,066	3,880
2010 Note, net	$73,781	$69,521
Less current portion	—	—
Total long term portion	$73,781	$69,521

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into a special blocked account, classified as cash and cash equivalents, from which amounts are paid out on a monthly basis to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,756 as of September 30, 2010.

The 2010 Term Loans mature and must be paid in full by April 29, 2016.  In addition, CDF I may prepay the 2010 Term Loans, without premium or penalty, in whole or in part, subject to paying certain breakage costs, if applicable.  The 2010 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under a Guaranty and Security  Agreement dated as of May 6, 2010 by and among CDF I, the Guarantors and the Collateral Agent (the “Guaranty and Security Agreement”), the obligations under the 2010 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC, CDF I and CDF I’s subsidiaries.  In connection with the 2010 Credit Agreement, AccessDM, the direct parent of Phase 1 DC, entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “ADM Pledge Agreement”) pursuant to which AccessDM pledged to the Collateral Agent all of the outstanding shares of common stock of Phase 1 DC, and Phase 1 DC entered into a pledge agreement dated as of May 6, 2010 in favor of the Collateral Agent (the “Phase 1 DC Pledge Agreement”) pursuant to which Phase 1 DC pledged to the Collateral Agent all of the outstanding membership interests of CDF I.  The 2010 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default, as well as conditions to borrowings.  The balance of the 2010 Term Loans, net of the original issue discount, was as follows:

As of September 30, 2010
2010 Term Loans, at issuance	$172,500
Payments to date	(8,050)
Discount on 2010 Term Loans	(1,605)
2010 Term Loans, net	162,845
Less current portion	(24,151)
Total long term portion	$138,694

In June 2010, CDF I executed the three separate Interest Rate Swaps with counterparties for a total notional amount of approximately 66.67% of the amounts to be outstanding at June 15, 2011 under the 2010 Term Loans or an initial amount of $100,000. Under the Interest Rate Swaps, CDF I will effectively pay a fixed rate of 2.16%, to guard against CDF I’s exposure to increases in the variable interest rate under the 2010 Term Loans. SocGen arranged the transaction, which took effect commencing June 15, 2011  as required by the 2010 Term Loans and will remain in effect until at least June 15, 2013.  As principal repayments of the 2010 Term Loans occur, the notional amount will decrease by a pro rata amount, such that approximately $80,000 of the remaining principal amount will be covered by the Interest Rate Swaps at any time. The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps will be recorded in the condensed consolidated statements of operations (see Note 2).

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

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2010, $8,885 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2010, $1,512 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2010, $2,443 has been drawn down on the KBC Facility #3.

 In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down

Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2010, $1,070 has been drawn down on the KBC Facility #4.

At September 30, 2010, the Company was in compliance with all of its debt covenants that were in effect at September 30, 2010.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In April 2010, Imperial Capital, LLC exercised all their warrants under the cashless exercise feature and the Company issued 348,633 shares of Class A Common Stock.

In June 2010, a holder of Preferred Warrants exercised their warrants for $441 and the Company issued 700,000 shares of Class A Common Stock.

In the six months ended September 30, 2010, the Company issued 399,899 shares of Class A Common Stock for restricted stock awards that vested, of which 114,260 were restricted stock awards whose vesting was accelerated upon the retirement of the Company’s CEO, which resulted in approximately $80 of additional stock-based compensation expense included in the unaudited interim condensed consolidated statement of operations.

In September 2010, the Company issued 347,223 shares of Class A Common Stock in connection with a stock purchase agreement with Grassmere Partners, LLC (“Grassmere”) for an aggregate purchase price of  $500, priced at the trailing 20 day average share price of $1.44 per share.

In September 2010, the Company issued 267,068 shares of Class A Common Stock to certain members of the Board of Directors as payment for their services as non-employee directors for the fiscal year ended March 31, 2010, the value of such shares are included in stock-based compensation in the unaudited interim condensed consolidated statement of operations.

In September 2010, the Company issued 476,776 shares of Class A Common Stock as payment for the cumulative dividends in arrears, up through September 30, 2010, on the Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”).

PREFERRED STOCK

There were no cumulative dividends in arrears on the Preferred Stock at September 30, 2010.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 5,000,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained stockholder approval to expand the size of the Plan to 7,000,000 shares of Class A Common Stock at the Company’s 2010 Annual Meeting of Stockholders held on September 14, 2010.

Stock Options

During the six months ended September 30, 2010, under the Plan, the Company granted stock options to purchase 213,964 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.42 per share.  As of September 30, 2010, the weighted average exercise price for outstanding stock options is $4.04 and the weighted average remaining contractual life is 6.6 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2010	3,910,372	$4.11
Granted	213,964	1.42
Exercised	—	—
Cancelled	(1,099,949)	1.66
Balance at September 30, 2010	3,024,387	$4.08

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the six months ended September 30, 2010, the Company granted 153,843 restricted stock unit awards which will vest equally over a three year period.  The Company may pay such restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards		Weighted Average Market Price Per Share
Balance at March 31, 2010	1,065,674		$1.44
Granted	153,843	(1)	1.4
Vested	(399,899)		0.96
Forfeitures	(61,951)		1.43
Balance at September 30, 2010	757,667		$1.40

(1) Represents restricted stock units awarded in June 2010 which were subject to stockholder approval. Stockholder approval was obtained at the Company’s 2010 Annual Meeting of Stockholders, held on September 14, 2010.

WARRANTS

Warrants outstanding consisted of the following:

	As of September 30, 2010	As of March 31, 2010
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	—	760,196
Preferred Warrants	700,000	1,400,000
Sageview Warrants	16,000,000	16,000,000
Imperial Warrants	—	750,000
	17,167,275	19,377,471

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

The Sageview Warrants are exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to equity.

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

As of September 30, 2010, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of September 30, 2010, Phase 2 DC also entered into master license agreements with 35 exhibitors covering a total of 2,223 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 2,223 contracted screens are contracts covering 1,437 screens with 28 exhibitors  under the Exhibitor-Buyer Structure. As of September 30, 2010, the Company has 1,050 Phase 2 Systems installed, including 521 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2010, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2010, the Company has purchased Systems under this agreement for an accumulated total of $13,910 and has additional purchase obligations for approximately $34,800.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2010, the Company has not purchased any Systems under this agreement.

In June 2010, in connection with the retirement of the Company’s  CEO, the Company agreed to pay and accrued a $450 bonus and $450 of severance, to be paid over the subsequent 9 months. As of September 30, 2010, the Company has $300 bonus and $300 of severance remaining to be paid.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Six Months Ended September 30,
	2010	2009
Interest paid	$12,513	$14,907
Assets acquired under capital leases	$27	$901
Accretion of preferred stock discount	$54	$54
Accrued dividends on preferred stock	$205	$200
Issuance of Class A Common Stock to Board of Directors for services	$655	$—
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$427

9.	SEGMENT INFORMATION

The Company is now comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment has been reclassified as discontinued operations (see Notes 1 and 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments during the three months ended June 30, 2010, the Company has restated the segment information for the prior periods.  All segment information has been restated to reflect the changes described above for all periods presented.

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

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of September 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$458	$—	$47	$5,777	$—	$6,282
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$208,275	$19,702	$20,424	$16,276	$17,739	$282,416
Assets held for sale						5,422
Total assets						$287,838
Notes payable, non-recourse	$162,845	$14,248	$—	$—	$—	$177,093
Notes payable	—	—	258	—	73,781	74,039
Capital leases	—	20	22	51	—	93
Total debt	$162,845	$14,268	$280	$51	$73,781	$251,225

	As of March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$481	$—	$49	$7,189	$—	$7,719
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$217,974	$12,146	$20,961	$18,133	$19,702	$288,916
Assets held for sale						8,231
Total assets						$297,147
Notes payable, non-recourse	$163,329	$9,972	$—	$—	$—	$173,301
Notes payable	—	—	333	—	69,521	69,854
Capital leases	—	25	99	40	—	164
Total debt	$163,329	$9,997	$432	$40	$69,521	$243,319

	Capital Expenditures
	For the Six Months Ended September 30,
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2010	$—	$5,292	$391	$63	$—	$5,746
2009	$66	$11,768	$635	$13	$47	$12,529

	Statements of Operations
	For the Three Months Ended September 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,988	$1,111	$2,868	$3,932	$—	$18,899
Intersegment revenues (1)	1	—	1,355	1	—	1,357
Total segment revenues	10,989	1,111	4,223	3,933	—	20,256
Less: Intersegment revenues	(1)	—	(1,355)	(1)	—	(1,357)
Total consolidated revenues	$10,988	$1,111	$2,868	$3,932	$—	$18,899
Direct operating (exclusive of depreciation and amortization shown below) (2)	122	31	1,875	2,275	—	4,303
Selling, general and administrative (3)	5	15	938	1,648	2,395	5,001
Plus: Allocation of Corporate overhead	—	—	1,767	237	(2,004)	—
Provision for doubtful accounts	97	11	5	115	—	228
Research and development	—	—	97	—	—	97
Depreciation and amortization of property and equipment	7,139	457	507	179	11	8,293
Amortization of intangible assets	11	—	5	706	—	722
Total operating expenses	7,374	514	5,194	5,160	402	18,644
Income (loss) from operations	$3,614	$597	$(2,326)	$(1,228)	$(402)	$255

(1) Included in intersegment revenues of the Services segment is $1,270 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $197 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $229 of one-time transition costs related to the retirement of our CEO.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$4	$—	$17
Selling, general and administrative	—	—	72	11	559	642
Research and development	—	—	15	—	—	15
Total stock-based compensation	$—	$—	$100	$15	$559	$674

	Statements of Operations
	For the Three Months Ended September 30, 2009
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,405	$451	$1,735	$3,947	$—	$17,538
Intersegment revenues	—	—	69	6	—	75
Total segment revenues	11,405	451	1,804	3,953	—	17,613
Less: Intersegment revenues	—	—	(69)	(6)	—	(75)
Total consolidated revenues	$11,405	$451	$1,735	$3,947	$—	$17,538
Direct operating (exclusive of depreciation and amortization shown below) (1)	265	62	1,358	2,556	—	4,241
Selling, general and administrative	153	245	488	1,253	2,123	4,262
Plus: Allocation of Corporate overhead	—	—	1,267	122	(1,389)	—
Provision for doubtful accounts	—	—	(1)	137	—	136
Research and development	—	—	73	—	—	73
Depreciation and amortization of property and equipment	7,139	290	470	218	9	8,126
Amortization of intangible assets	11	—	32	706	—	749
Total operating expenses	7,568	597	3,687	4,992	743	17,587
Income (loss) from operations	$3,837	$(146)	$(1,952)	$(1,045)	$(743)	$(49)

(1) Included in direct operating of the Services segment is $162 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$4	$—	$9	$2	$—	$15
Selling, general and administrative	37	—	25	25	327	414
Research and development	—	—	9	—	—	9
Total stock-based compensation	$41	$—	$43	$27	$327	$438

	Statements of Operations
	For the Six Months Ended September 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$22,501	$1,712	$5,745	$8,291	$—	$38,249
Intersegment revenues (1)	1	—	2,640	3	—	2,644
Total segment revenues	22,502	1,712	8,385	8,294	—	40,893
Less: Intersegment revenues	(1)	—	(2,640)	(3)	—	(2,644)
Total consolidated revenues	$22,501	$1,712	$5,745	$8,291	$—	$38,249
Direct operating (exclusive of depreciation and amortization shown below) (2)	160	46	4,097	4,939	—	9,242
Selling, general and administrative (3)	23	23	1,824	3,213	5,394	10,477
Plus: Allocation of Corporate overhead	—	—	2,951	396	(3,347)	—
Provision for doubtful accounts	97	11	5	219	—	332
Research and development	—	—	162	—	—	162
Depreciation and amortization of property and equipment	14,278	783	1,002	370	21	16,454
Amortization of intangible assets	23	—	9	1,411	—	1,443
Total operating expenses	14,581	863	10,050	10,548	2,068	38,110
Income (loss) from operations	$7,920	$849	$(4,305)	$(2,257)	$(2,068)	$139

(1) Included in intersegment revenues of the Services segment is $2,292 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $372 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $1,141 of one-time transition costs related to the retirement of our CEO.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$26	$8	$—	$34
Selling, general and administrative	—	—	133	28	1,142	1,303
Research and development	—	—	27	—	—	27
Total stock-based compensation	$—	$—	$186	$36	$1,142	$1,364

	Statements of Operations
	For the Six Months Ended September 30, 2009
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$22,027	$694	$3,815	$7,210	$—	$33,746
Intersegment revenues	—	—	133	6	—	139
Total segment revenues	22,027	694	3,948	7,216	—	33,885
Less: Intersegment revenues	—	—	(133)	(6)	—	(139)
Total consolidated revenues	$22,027	$694	$3,815	$7,210	$—	$33,746
Direct operating (exclusive of depreciation and amortization shown below) (1)	449	85	2,544	4,715	—	7,793
Selling, general and administrative	304	495	961	2,797	3,663	8,220
Plus: Allocation of Corporate overhead	—	—	2,199	212	(2,411)	—
Provision for doubtful accounts	—	—	39	225	—	264
Research and development	—	—	123	—	—	123
Depreciation and amortization of property and equipment	14,279	443	887	436	19	16,064
Amortization of intangible assets	23	—	79	1,411	—	1,513
Total operating expenses	15,055	1,023	6,832	9,796	1,271	33,977
Income (loss) from operations	$6,972	$(329)	$(3,017)	$(2,586)	$(1,271)	$(231)

(1) Included in direct operating of the Services segment is $323 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$7	$—	$21	$5	$—	$33
Selling, general and administrative	67	—	47	50	544	708
Research and development	—	—	19	—	—	19
Total stock-based compensation	$74	$—	$87	$55	$544	$760

10.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In November 2010, the Company, through its non-recourse Phase 2 subsidiary, received commitment letters from Société Générale and Natixis for a senior credit facility totaling $75 million with flexibility to expand up to $86 million through syndication, and from Macquarie Equipment Finance, LLC (“Macquarie”) for up to $23 million of junior capital. Closing is targeted for the end of the third quarter with deployments commencing in this year's fiscal fourth quarter. This Phase 2 facility will deploy up to 1,800 - 2,100 Systems, with projectors being provided exclusively by Barco and NEC Display Solutions of America ("NEC Display"). These new commitment letters address both senior and junior capital requirements of a non-

recourse borrowing facility which Cinedigm can offer to exhibitors to provide a complete financing solution.

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

The Company is a digital cinema services and a content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, provides financial advice and guidance, software services and electronic delivery services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theaters into networked entertainment centers.  The three main applications currently provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; (ii) its operational and analytical software applications; and (iii) its pre-show advertising and theatrical marketing business.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides the digital cinema platform that services and supports the Phase I Deployment and Phase II Deployment segments as well as is being offered to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  In June 2010, the Company decided to discontinue the motion picture exhibition to the general public, information technology consulting services and managed network monitoring services, and hosting services and network access for other web hosting services, which are all separate reporting units previously included in our former Other segment.    Overall, the Company’s goal is to aid in the

transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The following organizational chart provides a graphic representation of our four primary businesses:

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $10.8 million and $1.1 million in the three months ended September 30, 2010 and 2009, respectively, and $17.9 million and $8.2 million in the six months ended September 30, 2010 and 2009, respectively, and we have an accumulated deficit of $186.1 million as of September 30, 2010. We also have significant contractual obligations related to our non-recourse and recourse debt for the next fiscal year 2011 and beyond. We expect to continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at September 30, 2010, and expected cash flows from operations, we believe that we have the ability to meet our obligations through September 30, 2011. In May 2010, we entered into a definitive credit agreement on non-recourse debt in the principal amount of $172.5 million and extinguished an existing credit facility and vendor note.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$10,988	$11,405	(4)%
Phase II Deployment	1,111	451	146%
Services	2,868	1,735	65%
Content & Entertainment	3,932	3,947	(0)%
	$18,899	$17,538	8%

Revenues increased $1.4 million or 8%.  The decrease in revenues in the Phase I Deployment segment was due, as discussed in our previous quarter, to the shifting of a large movie release into Q1 from Q2 and a resulting decrease in fewer VPFs during the quarter.  The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content to 529 at September 30, 2010 from 160 at September 30, 2009.  The 65% increase in revenues in the Services segment was primarily due to (i) a 39% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers and experienced growth in the number of digital delivery sites as industry digital deployments have increased and also benefited from a 5% increase in non-theatrical satellite services revenues; (ii) Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure as well as Cinedigm provided non-recourse financing; (iii) Phase 1 DC service fees earned; and (iv) a 54% increase in Software revenues related to increased Phase 2 deployment license and maintenance fees offset by a modest decrease in other software license and development fees.

As of September 30, 2010 Cinedigm services,through its Phase 2 deployment subsidiary and 3rd party exhibitor-buyer customers, a total of 1,050 Phase 2 DC screens in comparison to 160 at September 30, 2009 and 619 at June 30, 2010. During the quarter ended September 30, 2010, we experienced a delay in the installation of approximately 75 Phase 2 DC System deployments due to vendor equipment supply constraints with such installations expected to occur in the fiscal third and fourth quarters.  We expect digital cinema related service fees, DMS revenues and software license fees to increase as the delayed Phase 2 DC Systems are installed in the fiscal third quarter, as well as expected additional Systems are deployed under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure with 28 exhibitors as of September 30, 2010.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues increased 19% and national advertising revenues generated by the partnership with Screenvision increased 4% offset by reduced inter-company barter revenues.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s content distribution revenues increased 136% with the release of the 2010 FIFA World Cup™ live 3D sporting event, as well as the ongoing KidToons series.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$122	$265	(54)%
Phase II Deployment	31	62	(50)%
Services	1,875	1,358	38%
Content & Entertainment	2,275	2,556	(11)%
	$4,303	$4,241	1%

Direct operating expenses increased 1%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the formation of the Services Company in August 2009 which includes the costs that were previously within the Phase I Deployment segment through August 2009. The increase in the Services segment was primarily related to increased DMS feature and trailer hard drive delivery volumes, additional software development costs and the allocation of certain costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The decrease in the Content & Entertainment segment was primarily related to a 15% increase in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, which corresponded to a 15% increase in advertising revenues, offset by reduced non-cash content acquisition expenses of $0.5 million for CEG related to the fair value of barter advertising provided by USM. We expect direct operating expenses to remain consistent at the current level with any future increases tied to additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$5	$153	(97)%
Phase II Deployment	15	245	(94)%
Services	938	488	92%
Content & Entertainment	1,648	1,253	32%
Corporate	2,395	2,123	13%
	$5,001	$4,262	17%

Selling, general and administrative expenses increased $0.7 million or 17%.  The decrease in selling, general and administrative expenses in the Phase I and Phase 2 Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase 1 and Phase 2 Deployment segments. The increase in the Content & Entertainment segment was related to a planned increased staffing levels within the sales force at USM. The increase within Corporate was due to additional transition costs not previously accrued related to the retirement of our CEO of $0.2 million, increased travel costs and a timing recognition shift related to accrued accounting and tax professional fees for fiscal 2011 offset by reduced investor relations related expenses.  During the quarter, the Company took actions to reduce corporate overhead including the elimination of several corporate positions and a reduction in other discretionary spending. The annualized net savings from these actions total approximately $0.5 million and will impact our results beginning with first quarter in fiscal 2012.  As of September 30, 2010 and 2009 and excluding employees in our discontinued operations, we had 177 employees, of which 3 and 4 were part-time employees and 55 and 48 were salespersons, respectively.  Excluding any additional transition costs, we expect selling, general and administrative expenses to remain relatively consistent at the current level.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$7,139	$7,139	—%
Phase II Deployment	457	290	58%
Services	507	470	8%
Content & Entertainment	179	218	(18)%
Corporate	11	9	22%
	$8,293	$8,126	2%

Depreciation and amortization expense increased $0.2 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended September 30, 2009.  The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS which were not in service during the three months ended September 30, 2009. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at September 30, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Three Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$2,527	$5,456	(54)%
Phase II Deployment	273	226	21%
Services	5	25	(80)%
Content & Entertainment	2	3	(33)%
Corporate	3,840	2,821	36%
	$6,647	$8,531	(22)%

Interest expense decreased $1.9 million or (22)%. Total interest expense included $6.0 million and $7.5 million of interest paid and accrued for the three months ended September 30, 2010 and 2009, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into a new, non-recourse facility rated Ba1 by Moody’s completed in May 2010 (the “2010 Term Loans”).  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2011. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  The Company has an interest reserve set aside to cover cash interest payments on this note through September 30, 2011. This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $0.6 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $0.5 million on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $1.0 million and a gain of $0.5 million for the three months ended September 30, 2010 and 2009, respectively.  The gain in 2009 for the swap agreement related to the GE Credit Facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which will become effective on June 15, 2011 and resulted in a loss of $1.0 million.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, were losses of $1.9 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). During the quarter, the Company achieved an important milestone as its Adjusted EBITDA loss (excluding its Phase 1 DC and Phase 2 DC subsidiaries) declined to $(178,000) for the three months ended September 30, 2010 from $(1.8) million for the three months ended September 30, 2009 and from $(489,000) for the three months ended June 30, 2010 and most importantly, the Company achieved its first Adjusted EBITDA positive month of $537,000 in September 2010 (excluding its Phase 1 DC and Phase 2 DC subsidiaries).  Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as valuable financial metrics.

Management presents Adjusted EBITDA because it believes that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. Management also believes that Adjusted EBITDA is an industry-wide financial measure that is useful both to management and investors when evaluating the Company's performance and comparing our performance with the performance of our competitors. Management also uses Adjusted EBITDA for planning purposes, as well as to evaluate the Company's performance because it believes that Adjusted EBITDA more accurately reflects the Company's results, as it excludes certain items, such as stock-based compensation charges, that management believes are not indicative of the Company's operating performance.

The Company believes that Adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss from continuing operations and Adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income (loss) from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Management does not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with the Company's condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended September 30,
	2010	2009
Net loss from continuing operations	$(9,396)	$(935)
Add Back:
Amortization of software development	197	162
Depreciation and amortization of property and equipment	8,293	8,126
Amortization of intangible assets	722	749
Interest income	(39)	(95)
Interest expense	6,647	8,531
Extinguishment of note payable	—	(10,744)
Other expense, net	165	158
Change in fair value of interest rate swap	987	(540)
Change in fair value of warrants	1,891	3,576
Stock-based expenses	—	(37)
Stock-based compensation	674	438
Non-recurring expenses	229	—
Adjusted EBITDA	$10,370	$9,389

Results of Operations for the Six Months Ended September 30, 2010 and 2009

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$22,501	$22,027	2%
Phase II Deployment	1,712	694	147%
Services	5,745	3,815	51%
Content & Entertainment	8,291	7,210	15%
	$38,249	$33,746	13%

Revenues increased $4.5 million or 13%.  The increase in revenues in the Phase I Deployment segment was due to an increased number of VPFs despite a decreased number of titles as release patterns continue to widen.  The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content to 529 at September 30, 2010 from 160 at September 30, 2009.  The 51% increase in revenues in the Services segment was primarily due to (i) a 49% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers and experienced growth in the number of digital delivery sites offset by a 23% decrease in non-theatrical satellite services revenues; (ii) Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure as well as Cinedigm provided non-recourse financing; (iii) Phase 1 DC service fees earned; and (iv) a 10% increase in Software revenues related to increased Phase II Deployment license and maintenance fees offset by a modest decrease in other software license and development fees.

As of September 30, 2010 Cinedigm services,through its Phase 2 deployment subsidiary and 3rd party exhibitor-buyer customers, a total of 1,050 Phase 2 DC screens in comparison to 160 at September 30, 2009 and 619 at June 30, 2010. We expect digital cinema related service fees, DMS revenues and software license fees to increase as the delayed Phase 2 DC Systems are installed in the fiscal third and fourth quarters, as well as expected additional Systems are deployed under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure with 28 exhibitors as of September 30, 2010.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues increased 11% and national advertising revenues generated by the partnership with Screenvision increased 28% offset by reduced inter-company barter revenues.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s content distribution revenues increased 130% with the release of various live 3D events, as well as the ongoing KidToons series.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$160	$449	(64)%
Phase II Deployment	46	85	(46)%
Services	4,097	2,544	61%
Content & Entertainment	4,939	4,715	5%
	$9,242	$7,793	19%

Direct operating expenses increased $1.4 million or 19%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the formation of the Services Company in August 2009 which includes the costs that were previously within the Phase I Deployment segment through August 2009. The increase in the Services segment was primarily related to increased DMS volume this fiscal year as well as direct film delivery costs for a combined digital / film release managed by DMS in Q1 not incurred in the prior year by DMS, additional costs incurred in support of the Phase II Deployment and the allocation of certain costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The increase in the Content & Entertainment segment was primarily related to a 10% increase in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, which corresponded to a 14% increase in advertising revenues, offset by reduced non-cash content acquisition expenses for CEG related to the fair value of barter advertising provided by USM. We expect direct operating expenses to remain consistent at the current level with any future increases tied to additional revenue growth.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$23	$304	(92)%
Phase II Deployment	23	495	(95)%
Services	1,824	961	90%
Content & Entertainment	3,213	2,797	15%
Corporate	5,394	3,663	47%
	$10,477	$8,220	27%

Selling, general and administrative expenses increased $2.3 million or 27%.  The decrease in selling, general and administrative expenses in the Phase I and Phase II Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase I and Phase II Deployment segments. The increase in the Content & Entertainment segment was related to a planned increased staffing levels within the sales force at USM. The increase within Corporate was due to one-time transition costs related to the retirement of our CEO of $1.1 million, increased travel costs, a timing recognition shift related to accrued accounting and tax professional fees for fiscal 2011 and additional stock-based awards granted since September 30, 2009 which vest equally over a three year period in addition to the expenses associated with the accelerated vesting and extension of the exercise period for certain stock-based awards related to the retirement of the Company's CEO, resulting in an additional $0.3 million of stock-based compensation expense, offset by reduced investor relations related expenses.  During the six months, the Company took actions to reduce corporate overhead including the elimination of several corporate positions and a reduction in other discretionary spending. The annualized net savings from these actions total approximately $0.5 million and will impact our results beginning with first quarter in fiscal 2012.  As of September 30, 2010 and 2009 and excluding employees in our discontinued operations, we had 177 employees, of which 3 and 4 were part-time employees and 55 and 48 were salespersons, respectively.  Excluding any additional transition costs, we expect selling, general and administrative expenses to remain relatively consistent at the current level.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$14,278	$14,279	(0)%
Phase II Deployment	783	443	77%
Services	1,002	887	13%
Content & Entertainment	370	436	(15)%
Corporate	21	19	11%
	$16,454	$16,064	2%

Depreciation and amortization expense increased $0.4 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the six months ended September 30, 2009.  The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS which were not in service during the six months ended September 30, 2009. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at September 30, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Six Months Ended September 30,
($ in thousands)	2010	2009	Change
Phase I Deployment	$5,337	$10,283	(48)%
Phase II Deployment	504	293	72%
Services	13	40	(68)%
Content & Entertainment	4	6	(33)%
Corporate	7,620	5,198	47%
	$13,478	$15,820	(15)%

Interest expense decreased $2.3 million or (15)%. Total interest expense included $12.3 million and $13.9 million of interest paid and accrued for the three months ended September 30, 2010 and 2009, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into the 2010 Term Loans.  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 DC's debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse KBC Facilities to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2011. The increase in interest paid and accrued within Corporate related to the 2010 Note.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $1.2 million and $1.9 million for the six months ended September 30, 2010 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $1.1 million on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $1.4 million and a gain of $1.2 million for the six months ended September 30, 2010 and 2009, respectively.  The gain in 2009 for the swap agreement related to the GE Credit Facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which will become effective on June 15, 2011 and resulted in a loss of $1.4 million.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview, related to the 2010 Note, was a gain of $3.1 million and a loss of $3.6 million for the six months ended September 30, 2010 and 2009, respectively.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). The Company's Adjusted EBITDA loss (excluding its Phase 1 DC and Phase 2 DC subsidiaries) was $(648,000) for the six months ended September 30, 2010 compared to $(3.0) million for the six months ended September 30, 2009. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as valuable financial metrics.

Management presents Adjusted EBITDA because it believes that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. Management also believes that Adjusted EBITDA is an industry-wide financial measure that is useful both to management and investors when evaluating the Company's performance and comparing our performance with the performance of our competitors. Management also uses Adjusted EBITDA for planning purposes, as well as to evaluate the Company's performance because it believes that Adjusted EBITDA more accurately reflects the Company's results, as it excludes certain items, such as stock-based compensation charges, that management believes are not indicative of the Company's operating performance.

The Company believes that Adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss from continuing operations and Adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income (loss) from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Management does not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with the Company's condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Six Months Ended September 30,
	2010	2009
Net loss from continuing operations	$(16,300)	$(7,826)
Add Back:
Amortization of software development	372	323
Depreciation and amortization of property and equipment	16,454	16,064
Amortization of intangible assets	1,443	1,513
Interest income	(106)	(135)
Interest expense	13,478	15,820
Extinguishment of note payable	4,448	(10,744)
Other expense, net	316	301
Change in fair value of interest rate swap	1,445	(1,223)
Change in fair value of warrants	(3,142)	3,576
Stock-based expenses	—	—
Stock-based compensation	1,364	760
Non-recurring expenses	1,141	—
Adjusted EBITDA	$20,913	$18,429

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 13,000 of the domestic screens are equipped with digital cinema technology, and 4,774 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 3-5 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 1,050 Systems have been installed as of September 30, 2010. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2010, has been drawn down $13.9 million on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $13.0 million.

As of September 30, 2010, we had positive working capital, defined as current assets less current liabilities, of $5.8 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $26.5 million.

Operating activities provided net cash of $10.9 million and $6.8 million or the six months ended September 30, 2010 and 2009, respectively.  The increase in cash provided by operating activities compared to the prior year was primarily due to increased amounts of non-cash expenses and increased accounts payable and accrued expenses offset by decreased collections of outstanding accounts receivable.  We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $6.0 million and $30.5 million for the six months ended September 30, 2010 and 2009, respectively. The decrease was due to reduced payments due on Phase 2 DC Systems purchased offset the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments.

Financing activities used net cash of $2.5 million for the six months ended September 30, 2010 and provided net cash of $17.1 million for the six months ended September 30, 2009.  The increase in cash provided was due to the proceeds from the 2010 Term Loans and the proceeds from the KBC Facilities for Systems for our Phase II Deployment offset by the repayment of the GE Credit Facility and Vendor Note and debt issuance costs paid resulting from the 2010 Term Loans.    Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

The Company expects to deploy Systems in our Phase II Deployment using a combination of Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and both the exhibitors’ and Cinedigm’s ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time.

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

The following table summarizes our significant contractual obligations as of fiscal September 30, 2010 ($ in thousands):

	Payments Due
Contractual Obligations ($ in thousands)	Total	2011	2012 & 2013	2014 & 2015	Thereafter
Long-term recourse debt (1)	$111,881	$192	$66	$111,623	$—
Long-term non-recourse debt (2)	178,700	25,715	53,267	59,195	40,523
Capital lease obligations	93	57	36	—	—
Debt-related obligations, principal	290,674	25,964	53,369	170,818	40,523
Interest on recourse debt (3)	25,878	5,935	13,441	6,502	—
Interest on non-recourse debt	31,874	9,071	13,893	7,814	1,096
Interest on capital leases	9	7	2	—	—
Total interest	57,761	15,013	27,336	14,316	1,096
Total debt-related obligations	$348,435	$40,977	$80,705	$185,134	$41,619
Operating lease obligations (4)	$4,895	$1,260	$1,983	$1,439	$213
Theatre agreements (5)	17,060	3,755	5,162	4,363	3,780
Obligations to be included in operating expenses	21,955	5,015	7,145	5,802	3,993
Purchase obligations (6)	34,970	34,970	—	—	—
Total	$405,360	$80,962	$87,850	$190,936	$45,612
Total non-recourse debt including interest	$210,574	$34,786	$67,160	$67,009	$41,619

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $29.6 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I, and the KBC Facilities are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Includes the remaining interest of approximately $5.1 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(4)
Includes the remaining operating lease agreements for the two IDCs now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $3.8 million.  The Company will attempt to obtain landlord consents to assign each facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.  In July 2010, one of the IDC leases expired, leaving one IDC lease with the Company as lessee.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

(6)	Includes $34.8 million for an additional 451 Phase II Systems under purchase orders with Barco. This is expected to be funded through non-recourse KBC Facilities.

We expect to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2010 Term Loans, interest on the 2010 Note, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2010 Note and the 2010 Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We are seeking to raise additional capital for equipment requirements related to our Phase II Deployment or for working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, there is no assurance that financing of additional Systems for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

In November 2010, the Company, through its non-recourse Phase 2 subsidiary, received commitment letters from Société Générale and Natixis for a senior credit facility totaling $75 million with flexibility to expand up to $86 million through syndication, and from Macquarie Equipment Finance, LLC (“Macquarie”) for up to $23 million of junior capital. Closing is targeted for the end of the third quarter with deployments commencing in this year's fiscal fourth quarter. This Phase 2 facility will deploy up to 1,800 - 2,100 Systems, with projectors being provided exclusively by Barco and NEC Display Solutions of America ("NEC"). These new commitment letters address both senior and junior capital requirements of a non-recourse borrowing facility which Cinedigm can offer to exhibitors to provide a complete financing solution.

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

Item 4.    CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, the Company issued 347,223 shares of Class A Common Stock in connection with a stock purchase agreement (the “Stock Purchase Agreement”) with Grassmere Partners, LLC (“Grassmere”) for an aggregate purchase price of  $0.5 million, priced at the trailing 20 day average share price of $1.44 per share.

In September 2010, the Company issued 267,068 shares of Class A Common Stock to the Board of Directors as payment for their services as non-employee directors for the fiscal year ended March 31, 2010.

In September 2010, the Company issued 476,776 shares of Class A Common Stock as payment for the cumulative dividends in arrears on the Preferred Stock.

All of such securities were issued in reliance upon applicable exemptions from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 44 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	November 15, 2010	By:	/s/ Adam M. Mizel
Adam M. Mizel Interim Co-Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer and Director (Interim Co-Principal Executive Officer and Principal Financial Officer)

Date:	November 15, 2010	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Interim Co-Chief Executive Officer, SVP – Business Affairs and General Counsel, Secretary and Director (Interim Co-Principal Executive Officer)

Date:	November 15, 2010	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.