Form 10-Q
period 2010-12-31
Cinedigm Digital Cinema Corp.
filed 2011-02-10
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 7, 2011, 32,130,287 shares of Class A Common Stock, $0.001 par value, and 100,000 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,036	$9,094
Restricted available-for-sale investments	7,804	5,927
Accounts receivable, net	19,454	13,265
Deferred costs, current portion	2,776	3,046
Unbilled revenue, current portion	5,094	4,335
Prepaid and other current assets	925	1,320
Note receivable, current portion	396	737
Assets held for sale	5,424	8,231
Total current assets	50,909	45,955
Restricted available-for-sale investments	—	2,004
Restricted cash	6,014	7,168
Security deposits	178	254
Property and equipment, net	223,010	215,601
Intangible assets, net	5,585	7,719
Capitalized software costs, net	3,651	3,831
Goodwill	5,874	5,874
Deferred costs, net of current portion	8,032	6,763
Unbilled revenue, net of current portion	877	964
Note receivable, net of current portion	1,475	816
Accounts receivable, net of current portion	198	198
Total assets	$305,803	$297,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	December 31, 2010	March 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$7,033	$7,761
Current portion of notes payable, non-recourse	26,884	26,508
Current portion of notes payable	174	185
Current portion of capital leases	50	126
Current portion of deferred revenue	5,087	5,881
Current portion of customer security deposits	60	12
Liabilities as part of held for sale assets	5,871	6,315
Total current liabilities	45,159	46,788
Notes payable, non-recourse, net of current portion	170,114	146,793
Notes payable, net of current portion	75,981	69,669
Capital leases, net of current portion	28	38
Warrant liability	—	19,195
Interest rate swap	1,773	1,535
Deferred revenue, net of current portion	4,183	1,828
Customer security deposits, net of current portion	9	9
Total liabilities	297,247	285,855
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 8 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively. Liquidation preference $4,050	3,664	3,583
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 31,481,727 and 28,084,315 shares issued and 31,430,287 and 28,032,875 shares outstanding at December 31, 2010 and March 31, 2010, respectively	31	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 100,000 and 733,811 shares issued and outstanding, at December 31, 2010 and March 31, 2010, respectively	—	1
Additional paid-in capital	195,418	175,937
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(190,297)	(168,018)
Accumulated other comprehensive loss	(88)	(67)
Total stockholders’ equity	8,556	11,292
Total liabilities and stockholders’ equity	$305,803	$297,147

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues	$21,100	$19,680	$59,349	$53,426
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	4,188	4,896	13,430	12,689
Selling, general and administrative	4,526	4,280	15,003	12,500
Provision for doubtful accounts	103	144	435	408
Research and development	80	59	242	182
Depreciation and amortization of property and equipment	8,747	8,103	25,201	24,167
Amortization of intangible assets	723	740	2,166	2,253
Total operating expenses	18,367	18,222	56,477	52,199
Income from operations	2,733	1,458	2,872	1,227
Interest income	34	101	140	236
Interest expense	(6,809)	(9,004)	(20,287)	(24,824)
(Loss) gain on extinguishment of note payable	—	—	(4,448)	10,744
Other expense, net	(138)	(106)	(454)	(407)
Change in fair value of interest rate swap	318	853	(1,127)	2,076
Change in fair value of warrant liability	—	613	3,142	(2,963)
Net loss from continuing operations	(3,862)	(6,085)	(20,162)	(13,911)
Loss from discontinued operations	(218)	(299)	(1,812)	(637)
Net loss	(4,080)	(6,384)	(21,974)	(14,548)
Preferred stock dividends	(100)	(100)	(305)	(300)
Net loss attributable to common stockholders	$(4,180)	$(6,484)	$(22,279)	$(14,848)
Net loss per Class A and Class B common share - basic and diluted
Loss from continuing operations	$(0.12)	$(0.22)	$(0.67)	$(0.49)
Loss from discontinued operations	(0.01)	(0.01)	(0.06)	(0.03)
	$(0.13)	$(0.23)	$(0.73)	$(0.52)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	31,330,641	28,766,686	30,352,078	28,572,727

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(21,974)	$(14,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	—	7
Gain from sale of the information technology services operation	(622)	—
Depreciation and amortization of property and equipment and amortization of intangible assets	27,367	27,017
Amortization of capitalized software costs	571	486
Amortization of debt issuance costs included in interest expense	1,525	1,499
Provision for doubtful accounts	435	408
Stock-based compensation	1,668	1,112
Non-cash interest expense	—	2,398
Change in fair value of interest rate swap	1,126	(2,076)
Change in fair value of warrant liability	(3,142)	2,963
Realized loss on restricted available-for-sale investments	71	7
Interest expense added to note payable	4,828	2,333
Extinguishment of note payable	4,448	(10,744)
Accretion of note payable discount included in interest expense	1,801	837
Changes in operating assets and liabilities:
Accounts receivable	(6,624)	403
Unbilled revenue	279	(1,692)
Prepaids and other current assets	(672)	(78)
Other assets	2,834	582
Accounts payable and accrued expenses	(272)	(4,493)
Deferred revenue	1,585	265
Other liabilities	49	(210)
Net cash provided by operating activities	15,281	6,476
Cash flows from investing activities
Purchases of property and equipment	(32,583)	(13,045)
Purchases of intangible assets	(33)	—
Additions to capitalized software costs	(390)	(637)
Sales/maturities of restricted available-for-sale investments	4,651	1,997
Purchase of restricted available-for-sale investments	(4,526)	(11,265)
Restricted cash	1,153	(6,909)
Net cash used in investing activities	(31,728)	(29,859)
Cash flows from financing activities
Repayment of notes payable	(27,182)	76,513
Proceeds from notes payable	170,775	(42,862)
Repayment of credit facilities	(154,994)	(26,434)
Proceeds from credit facilities	32,753	8,884
Payments of debt issuance costs	(5,933)	(6,209)
Principal payments on capital leases	(114)	(689)
Costs associated with issuance of preferred stock	—	—
Net proceeds from issuance of Class A common stock	1,141	(8)
Costs associated with issuance of Class A common stock	(57)	(23)
Net cash provided by financing activities	16,389	9,172
Net decrease in cash and cash equivalents	(58)	(14,211)
Cash and cash equivalents at beginning of period	9,094	26,329
Cash and cash equivalents at end of period	$9,036	$12,118

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $190,297 as of December 31, 2010. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remaining part of fiscal year 2011 and beyond. Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at December 31, 2010, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through December 31, 2011. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments which may result from the Company’s inability to continue as a going concern.

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

RECLASSIFICATION

The assets and liabilities of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as assets held for sale and discontinued operations for all periods presented.  The March 31, 2010 consolidated balance sheet and the unaudited interim condensed consolidated statement of operations for the three and nine months ended December 31, 2009 were reclassified to conform to the current period presentation.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every movie title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the movie first opens for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are paid from VPFs over approximately one year.  Additionally, the Company collects an activation fee on Phase 2 DC Systems are installed and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.  The administrative fee related to the Phase I Deployment approximate 5% of the VPFs collected. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.  The Company does not recognize VPF revenue within Services.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the three months ended December 31, 2010 and

2009, the Company recorded net revenues and direct operating costs related to barter advertising of $0 and $583, respectively. For the nine months ended December 31, 2010 and 2009, the Company recorded net revenues and direct operating costs related to barter advertising of $356 and $1,124, respectively.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $596 and $956 as of December 31, 2010 and March 31, 2010, respectively.

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

During the three months ended December 31, 2010 and 2009, the Company made scheduled quarterly interest payments of $1,436 and $1,327, respectively, and $4,224 and $2,041, for the nine months ended December 31, 2010 and 2009, respectively.  Investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. As of December 31, 2010, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in earnings when securities mature or are redeemed.  During the nine months ended December 31, 2010 and 2009, there were realized losses of $71 and $7, respectively.

The carrying value and fair value of restricted available-for-sale investments at December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$808	$—	$(34)	$774
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,652	—	(53)	2,599
Corporate debt securities	—	—	—	—
Other interest bearing securities	4,432	—	(1)	4,431
	$7,893	$—	$(88)	$7,804

The carrying value and fair value of restricted available-for-sale investments at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,709	$1	$(29)	$2,681
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,395	—	(36)	4,359
Corporate debt securities	506	—	(1)	505
Other interest bearing securities	388	—	(2)	386
	$7,998	$1	$(68)	$7,931

RESTRICTED CASH

Restricted cash was comprised of the following:

	As of December 31, 2010	As of March 31, 2010
Interest reserve account related to the GE Credit Facility (see Note 5)	$—	$6,913
Interest reserve account related to the 2010 Term Loans (see Note 5)	5,759	—
Bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease	255	255
	$6,014	$7,168

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

STOCK-BASED COMPENSATION

For the three months ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of $306 and $342, respectively, and $1,670 and $1,102, for the nine months ended December 31, 2010 and 2009, respectively.  During the three months ended June 30, 2010, certain stock-based awards were accelerated upon the retirement of the CEO, which resulted in recognition of $266 of additional stock-based compensation expense.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 and 2009 was $1.00 and $0.7, respectively, and $0.91 and $0.7, for the nine months ended December 31, 2010 and 2009, respectively.  There were no stock options exercised during the three and nine months ended December 31, 2010 and 2009.

In December 2010, the Company issued Christopher J. McGurk ("McGurk") options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and

500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche vest on January 3 of each of 2012, 2013 and 2014 and all of the options have a term of ten (10) years. These options were issued outside of the Company’s equity incentive plan as an inducement to McGurk's entering into employment with the Company. The weighted-average grant-date fair value of these options granted was $0.81.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Assumptions for Option Grants	2010	2009	2010	2009
Range of risk-free interest rates	1.4-2.09%	2.7%	1.4-2.2%	2.7%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	78.7-78.8	77.4%	78.5-78.8%	77.4%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows for the periods presented:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Direct operating	14	16	48	49
Selling, general and administrative	280	315	1,583	1,023
Research and development	12	11	39	30
	$306	$342	$1,670	$1,102

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

At March 31, 2010, the date of the most recent impairment testing date, the fair value of the Services segment goodwill exceeded the carrying value by 91% and the fair value of the Content & Entertainment segment goodwill exceeded the carrying value by 63%, and accordingly, there was no impairment for either reporting segment. The Company continues to monitor events and circumstances which may affect the fair values of both reporting units, including current market conditions.

The fair values derived in our impairment testing assume significant increases in revenue and profitability the fiscal year ended March 31, 2011 and continued significant growth in revenue and profitability for the Services segment for fiscal year ended March 31, 2012 as a result of increased systems for our Phase 2 Deployment. The number of deployed digital systems, and the use of alternative content on those systems, are the primary revenue drivers for our goodwill reporting units. Growth in the number of deployed systems is driven by many factors including audience demand for 3D content, the amount of digital content (including 3D and alternative content such as concerts and sporting events) being made available by the Hollywood studios and content owners, and the adoption rate of digital technology by exhibitors, all of which the Company sees as continuing its strong pace. The strong growth assumed, however, is the primary driver of the use of discount rates comparable to those typically applied to early-stage, venture capital backed companies. A decrease in the fiscal 2011 revenue projections of more than 17% would have resulted in a determination of impairment for the Content & Entertainment segment. Similarly, a decrease in the fiscal 2011 revenue projections of more than 32% would have resulted in a determination of impairment for the Services segment. However, management believes the discount rates and the revenue projections utilized are reasonable.

As of December 31, 2010, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  During the three and nine months ended December 31, 2010 the Company acquired intangible assets of $33. No impairment charge for intangible assets was recorded during the three and nine months ended December 31, 2010.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of December 31, 2010	$—	$—	$4,306	1,568	$—	$5,874

As of March 31, 2010	$—	$—	$4,306	1,568	—	$5,874

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and nine months ended December 31, 2010 and 2009, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2010 and 2009 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 25,125,496 shares and 24,407,770 shares as of December 31, 2010 and 2009, respectively, were excluded from the computation as it would be anti-dilutive.

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,036	$—	$—	$9,036
Restricted available-for-sale investments	774	7,030	—	7,804
Restricted cash	6,014	—	—	6,014
Interest rate swap	—	(1,773)	—	(1,773)
	$15,824	$5,257	$—	$21,081

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,094	$—	$—	$9,094
Restricted available-for-sale investments	153	7,778	—	7,931
Restricted cash	7,168	—	—	7,168
Interest rate swap	—	(1,535)	—	(1,535)
	$16,415	$6,243	$—	$22,658

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, is no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010. The Company had preliminary offers from interested buyers and expects a sale to be concluded within a year. Accordingly, the Company classified the Pavilion Theatre as assets held for sale in the quarter ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the year ended March 31, 2010 and all subsequent periods.

During the quarter ended September 30, 2010, the Company experienced a reduction in its estimated sales price of the Pavilion Theatre as well as decline in its operating performance. Accordingly, the Company recorded a goodwill impairment charge of $1,763 and the estimate used to measure the impairment loss is a Level 3 fair value estimate. As of December 31, 2010, there was no goodwill associated with the Pavilion Theatre.

The Company's other segment consists of Managed Services and Access Digital Server Assets. In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in service credits under a 46-month service agreement (the "Managed Services Agreement"). The service credits will serve to pay the balance of the purchase price pursuant to the Managed Services Agreement under which the buyer will continue to perform certain information technology related services for the Company. The Access Digital Server Assets currently host the Company's websites, and provide networking and other information technology services to the Company. If there is an event of default by the buyer or if the Managed Services Agreement is terminated pursuant to its terms, the buyer would be required to pay all of the then outstanding (unused) service credits in cash, with immediate acceleration. The operations and cash flows of the other segment has been eliminated from the ongoing operation as a result of the sale, and the Company will have no significant continuing involvement in the operations of these businesses after they are sold. The results of the other segment has been reported in discontinued operation for the quarter ended December 31, 2010, and all prior period presentation has been reclassified accordingly.

The assets and liabilities of held for sale assets were comprised of the following:

	As of December 31, 2010	As of March 31, 2010
Accounts receivable, net	$126	$348
Prepaid expenses and other current assets	227	323
Security deposits	39	65
Property and equipment, net	5,032	5,334
Intangible assets, net	—	11
Goodwill	—	2,150
Assets held for sale	$5,424	$8,231
Accounts payable and accrued expenses	$255	$456
Customer security deposits	—	49
Capital leases	5,614	5,792
Deferred revenue	2	18
Liabilities as part of held for sale assets	$5,871	$6,315

At December 31, 2010, the assets and liabilities of held for sale assets are comprised entirely of the assets and liabilities of the Pavilion Theatre.

The results of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues	$936	$2,089	$4,503	$6,890
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	854	1,702	3,825	5,476
Selling, general and administrative	51	200	379	630
Provision for doubtful accounts	—	—	46	—
Stock-based compensation	—	—	—	—
Loss on disposal of asset	—	—	120	—
Impairment of goodwill	—	—	1,763	—
Gain from sale of the information technology services operation	—	—	(622)	—
Depreciation of property and equipment	—	182	48	594
Amortization of intangible assets	—	—	1	2
Total operating expenses	905	2,084	5,560	6,702
Income from operations	31	5	(1,057)	188
Interest expense	(249)	(257)	(755)	(778)
Other expense, net		(47)		(47)
Loss from discontinued operations	$(218)	$(299)	(1,812)	$(637)

For the three months ended December 31, 2010, the loss from discontinued operations is comprised entirely from the Pavilion Theatre.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

 In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company has evaluated ASU 2010-20 and its adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of December 31, 2010		As of March 31, 2010
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Vendor Note	$—	$—	$—	$9,600
GE Credit Facility	—	—	25,129	128,600
2010 Term Loans	24,151	131,228	—	—
KBC Facilities	2,608	37,760	1,269	7,298
P2 Vendor Note	70	657	66	724
P2 Exhibitor Notes	55	469	44	571
Total non-recourse notes payable	$26,884	$170,114	$26,508	$146,793

NEC Facility	$174	$22	$185	$148
2010 Note, net of debt discount	—	75,959	—	69,521
Total recourse notes payable	$174	$75,981	$185	$69,669
Total notes payable	$27,058	$246,095	$26,693	$216,462

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

	As of December 31, 2010	As of March 31, 2010
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(7,749)	(9,359)
PIK Interest	8,708	3,880
2010 Note, net	$75,959	$69,521
Less current portion	—	—
Total long term portion	$75,959	$69,521

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,759 as of December 31, 2010.

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

As of December 31, 2010
2010 Term Loans, at issuance	$172,500
Payments to date	(15,588)
Discount on 2010 Term Loans	(1,533)
2010 Term Loans, net	155,379
Less current portion	(24,151)
Total long term portion	$131,228

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

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2010, $8,885 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2010, $1,577 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2010, $12,768 has been drawn down on the KBC Facility #3.

 In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2010, $18,407 has been drawn down on the KBC Facility #4.

The Company was in compliance with all of its debt covenants that were in effect at December 31, 2010.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In April 2010, Imperial Capital, LLC exercised all their warrants under the cashless exercise feature and the Company issued 348,633 shares of Class A Common Stock.

In June 2010, a holder of Preferred Warrants exercised their warrants for $441 and the Company issued 700,000 shares of Class A Common Stock.

In the nine months ended December 31, 2010, the Company issued 399,899 shares of Class A Common Stock for restricted stock awards that vested, of which 114,260 were restricted stock awards whose vesting was accelerated upon the retirement of the Company’s CEO, which resulted in approximately $80 of additional stock-based compensation expense included in the unaudited interim condensed consolidated statement of operations.

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

In November 2010, the Company's Ex-CEO converted his 633,811 shares of Class B Common Stock into 633,811 shares of Class A Common Stock.

In December 2010, the Company issued 136,055 shares of Class A Common Stock in connection with a stock purchase agreement with with Christopher J. McGurk (“McGurk”) pursuant to which the Company sold to McGurk 136,055 shares of Class A Common Stock for an aggregate purchase price of  $200, priced at  $1.47 per share, the last reported consolidated closing bid price of the Common Stock on the Nasdaq Global Market immediately prior to the purchase.  The proceeds of the sale will be used for working capital and general corporate purposes. Concurrently with the stock purchase agreement, the Company and McGurk entered into an employment agreement pursuant to which McGurk became the Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company on January 3, 2011.

In December 2010, the Company issued 68,028 shares of Class A Common Stock to an independent third party as payment of professional fees and was recored as stock-based expense for $104.

PREFERRED STOCK

There were $100 of cumulative dividends in arrears on the Preferred Stock at December 31, 2010.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provided for the issuance of up to 5,000,000 shares of Class A Common Stock to employees, outside directors and consultants. The Company obtained stockholder approval to expand the size of the Plan to 7,000,000 shares of Class A Common Stock at the Company’s 2010 Annual Meeting of Stockholders held on September 14, 2010.

Stock Options

During the nine months ended December 31, 2010, under the Plan, the Company granted stock options to purchase 221,464 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.42 per share.  As of December 31, 2010, the weighted average exercise price for outstanding stock options is $4.04 and the weighted average remaining contractual life is 6.5 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2010	3,910,372	$4.11
Granted	221,464	1.42
Exercised	—	—
Cancelled	(1,427,949)	2.89
Balance at December 31, 2010	2,703,887	$4.57

In December 2010, the Company issued McGurk options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche vest on January 3 of each of 2012, 2013 and 2014 and all of the options have a term of ten (10) years. These options were issued outside of the Plan as an inducement to McGurk's entering into employment with the Company.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the nine months ended December 31, 2010, the Company granted 153,843 restricted stock unit awards which will vest equally over a three year period.  The Company may pay such restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards		Weighted Average Market Price Per Share
Balance at March 31, 2010	1,065,674		$1.44
Granted	153,843	(1)	1.40
Vested	(399,899)		0.94
Forfeitures	(65,284)		1.45
Balance at December 31, 2010	754,334		$1.40

(1) Represents restricted stock units awarded in June 2010 which were subject to stockholder approval. Stockholder approval was obtained at the Company’s 2010 Annual Meeting of Stockholders, held on September 14, 2010.

WARRANTS

Warrants outstanding consisted of the following:

	As of December 31, 2010	As of March 31, 2010
July 2005 Private Placement Warrants	467,275	467,275
August 2005 Warrants	—	760,196
Preferred Warrants	700,000	1,400,000
Sageview Warrants	16,000,000	16,000,000
Imperial Warrants	—	750,000
	17,167,275	19,377,471

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

As of December 31, 2010, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of December 31, 2010, Phase 2 DC also entered into master license agreements with 50 exhibitors covering a total of 2,345 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 2,345 contracted screens are contracts covering 1,559 screens with 43 exhibitors  under the Exhibitor-Buyer Structure. As of December 31, 2010, the Company has 1,654 Phase 2 Systems installed, including 894 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2010, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2010, the

Company has purchased Systems under this agreement for an accumulated total of $41,637 and has additional purchase obligations for approximately $7,300.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2010, the Company has not purchased any Systems under this agreement.

In June 2010, in connection with the retirement of the Company’s  CEO, the Company agreed to pay and accrued $450 of bonus and $450 of severance payments, to be paid over the subsequent 9 months. As of December 31, 2010, the Company has $175 of bonus and $175 of severance payments remaining to be paid.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Nine Months Ended December 31,
	2010	2009
Interest paid	$18,484	$24,448
Assets acquired under capital leases	$27	$901
Accretion of preferred stock discount	$81	$72
Accrued dividends on preferred stock	$305	$300
Issuance of Class A Common Stock to Board of Directors for services	$759	$—
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$437

9.	SEGMENT INFORMATION

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

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of December 31, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$447	$—	$67	$5,071	$—	$5,585
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$201,862	$48,960	$19,480	$14,788	$15,289	$300,379
Assets held for sale						5,424
Total assets						$305,803
Notes payable, non-recourse	$155,379	$41,619	$—	$—	$—	$196,998
Notes payable	—	—	196	—	75,959	76,155
Capital leases	—	17	20	41	—	78
Total debt	$155,379	$41,636	$216	$41	$75,959	$273,231

	As of March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$481	$—	$49	$7,189	$—	$7,719
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$217,974	$12,146	$20,961	$18,133	$19,702	$288,916
Assets held for sale						8,231
Total assets						$297,147
Notes payable, non-recourse	$163,329	$9,972	$—	$—	$—	$173,301
Notes payable	—	—	333	—	69,521	69,854
Capital leases	—	25	99	40	—	164
Total debt	$163,329	$9,997	$432	$40	$69,521	$243,319

	Capital Expenditures
	For the Nine Months Ended December 31,
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2010	$—	$32,040	$448	$94	$1	$32,583
2009	$66	$11,768	$1,075	$30	$6	$12,945

	Statements of Operations
	For the Three Months Ended December 31, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,575	$2,342	$3,489	$3,694	$—	$21,100
Intersegment revenues (1)	—	—	1,357	7	—	1,364
Total segment revenues	11,575	2,342	4,846	3,701	—	22,464
Less: Intersegment revenues	—	—	(1,357)	(7)	—	(1,364)
Total consolidated revenues	$11,575	$2,342	$3,489	$3,694	$—	$21,100
Direct operating (exclusive of depreciation and amortization shown below) (2)	78	21	2,076	2,013	—	4,188
Selling, general and administrative (3)	3	11	1,016	1,697	1,799	4,526
Plus: Allocation of Corporate overhead	—	—	1,183	159	(1,342)	—
Provision for doubtful accounts	—	—	8	95	—	103
Research and development	—	—	80	—	—	80
Depreciation and amortization of property and equipment	7,139	937	504	158	9	8,747
Amortization of intangible assets	12	—	6	705	—	723
Total operating expenses	7,232	969	4,873	4,827	466	18,367
Income (loss) from operations	$4,343	$1,373	$(1,384)	$(1,133)	$(466)	$2,733

(1) Included in intersegment revenues of the Services segment is $1,268 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $199 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $85 of one-time transition costs related to the retirement of our CEO and $104 of stock-based expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$11	$3	$—	$14
Selling, general and administrative	—	—	61	13	206	280
Research and development	—	—	12	—	—	12
Total stock-based compensation	$—	$—	$84	$16	$206	$306

	Statements of Operations
	For the Three Months Ended December 31, 2009
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$12,054	$480	$1,694	$5,452	$—	$19,680
Intersegment revenues (1)	3	—	543	12	—	558
Total segment revenues	12,057	480	2,237	5,464	—	20,238
Less: Intersegment revenues	(3)	—	(543)	(12)	—	(558)
Total consolidated revenues	$12,054	$480	$1,694	$5,452	$—	$19,680
Direct operating (exclusive of depreciation and amortization shown below) (2)	(99)	15	1,538	3,442	—	4,896
Selling, general and administrative	76	45	812	1,390	1,957	4,280
Plus: Allocation of Corporate overhead	—	—	1,143	101	(1,244)	—
Provision for doubtful accounts	—	—	—	144	—	144
Research and development	—	—	59	—	—	59
Depreciation and amortization of property and equipment	7,139	298	450	211	5	8,103
Amortization of intangible assets	11	—	23	706	—	740
Total operating expenses	7,127	358	4,025	5,994	718	18,222
Income (loss) from operations	$4,927	$122	$(2,331)	$(542)	$(718)	$1,458

(1) Included in intersegment revenues of the Services segment is $430 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $163 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$3	$—	$10	$3	$—	$16
Selling, general and administrative	37	—	27	28	223	315
Research and development	—	—	11	—	—	11
Total stock-based compensation	$40	$—	$48	$31	$223	$342

	Statements of Operations
	For the Nine Months Ended December 31, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$34,076	$4,054	$9,234	$11,985	$—	$59,349
Intersegment revenues (1)	1	—	3,997	10	—	4,008
Total segment revenues	34,077	4,054	13,231	11,995	—	63,357
Less: Intersegment revenues	(1)	—	(3,997)	(10)	—	(4,008)
Total consolidated revenues	$34,076	$4,054	$9,234	$11,985	$—	$59,349
Direct operating (exclusive of depreciation and amortization shown below) (2)	238	67	6,173	6,952	—	13,430
Selling, general and administrative (3)	26	34	2,840	4,910	7,193	15,003
Plus: Allocation of Corporate overhead	—	—	4,134	555	(4,689)	—
Provision for doubtful accounts	97	11	13	314	—	435
Research and development	—	—	242	—	—	242
Depreciation and amortization of property and equipment	21,417	1,720	1,506	528	30	25,201
Amortization of intangible assets	35	—	15	2,116	—	2,166
Total operating expenses	21,813	1,832	14,923	15,375	2,534	56,477
Income (loss) from operations	$12,263	$2,222	$(5,689)	$(3,390)	$(2,534)	$2,872

(1) Included in intersegment revenues of the Services segment is $3,560 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $571 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $1,226 of one-time transition costs related to the retirement of our CEO and $104 of stock-based expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$37	$11	$—	$48
Selling, general and administrative	—	—	194	41	1,348	1,583
Research and development	—	—	39	—	—	39
Total stock-based compensation	$—	$—	$270	$52	$1,348	$1,670

	Statements of Operations
	For the Nine Months Ended December 31, 2009
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$34,081	$1,174	$5,509	$12,662	$—	$53,426
Intersegment revenues (1)	3	—	676	18	—	697
Total segment revenues	34,084	1,174	6,185	12,680	—	54,123
Less: Intersegment revenues	(3)	—	(676)	(18)	—	(697)
Total consolidated revenues	$34,081	$1,174	$5,509	$12,662	$—	$53,426
Direct operating (exclusive of depreciation and amortization shown below) (2)	350	100	4,082	8,157	—	12,689
Selling, general and administrative	380	540	1,773	4,187	5,620	12,500
Plus: Allocation of Corporate overhead	—	—	3,342	313	(3,655)	—
Provision for doubtful accounts	—	—	39	369	—	408
Research and development	—	—	182	—	—	182
Depreciation and amortization of property and equipment	21,418	741	1,337	647	24	24,167
Amortization of intangible assets	34	—	102	2,117	—	2,253
Total operating expenses	22,182	1,381	10,857	15,790	1,989	52,199
Income (loss) from operations	$11,899	$(207)	$(5,348)	$(3,128)	$(1,989)	$1,227

(1) Included in intersegment revenues of the Services segment is $430 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $486 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$10	$—	$31	$8	$—	$49
Selling, general and administrative	104	—	74	78	767	1,023
Research and development	—	—	30	—	—	30
Total stock-based compensation	$114	$—	$135	$86	$767	$1,102

10.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

The Company entered into an employment agreement pursuant to which Christopher J. McGurk became the Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company effective January 3, 2011.

In January 2011, the Company notified the holder of the 700,000 outstanding Preferred Warrants that the Company intended to redeem the Preferred Warrants, as it had satisfied the price and volume conditions required therefor.  The holder elected, in accordance with the terms of the Preferred Warrants, to exercise the Preferred Warrants in full prior to such redemption. Accordingly, in January 2011, the holder of Preferred Warrants exercised its warrants for which the exercise price was paid, also in accordance with the terms of the Preferred Warrants, with the surrender of a portion of their Series A Preferred Stock in lieu of cash, and the Company issued 700,000 shares of Class A Common Stock. After this transaction, there were 7.12 shares of Series A Preferred Stock issued and outstanding, held by two holders.

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

The following organizational chart provides a graphic representation of our four primary businesses:

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $4.1 million and $6.4 million in the three months ended December 31, 2010 and 2009, respectively, and $22.0 million and $14.5 million in the nine months ended December 31, 2010 and 2009, respectively, and we have an accumulated deficit of $190.3 million as of December 31, 2010. We also have significant contractual obligations related to our non-recourse and recourse debt for the next fiscal year 2011 and beyond. We expect to continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at December 31, 2010, and expected cash flows from operations, we believe that we have the ability to meet our obligations through December 31, 2011. In May 2010, we entered into a definitive credit agreement on non-recourse debt in the principal amount of $172.5 million and extinguished an existing credit facility and vendor note.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$11,575	$12,054	(4)%
Phase II Deployment	2,342	480	388%
Services	3,489	1,694	106%
Content & Entertainment	3,694	5,452	(32)%
	$21,100	$19,680	7%

Revenues increased $1.4 million or 7%.  The decrease in revenues in the Phase I Deployment segment was attributable to a contractual 7% reduction in VPF rates starting in November 2010 in addition to fewer VPFs during the quarter compared to the prior year.  The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content to 760 at December 31, 2010 from 160 at December 31, 2009.  The 106% increase in revenues in the Services segment was primarily due to (i) a 22% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers and experienced growth in the number of deliveries per feature distributed, as industry digital deployments have driven site growth and includes a 14% decrease in non-theatrical satellite services revenues as macroeconomic factors reduced revenues from existing customers; (ii) increased Phase 2 DC service fees as 604 Phase 2 DC and Exhibitor-Buyer systems were installed during the quarter and a total of 1,654 installed systems were generating service fees in the quarter; (iii) Phase 1 DC service fees earned; and (iv) a 110% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as a modest increase in license and maintenance fees from other software products. We expect continued growth in deployments as well as additional new software customers to drive further growth in this unit.

As of December 31, 2010 Cinedigm services, through its Phase 2 deployment subsidiary and third party exhibitor-buyer customers, had installed a total of 1,654 Phase 2 DC screens in comparison to 227 at December 31, 2009 and 1,050 at September 30, 2010. During the quarter ended December 31, 2010, we experienced a delay in the expected installation of approximately 400 Phase 2 DC System deployments due to financing and/or exhibitor scheduling delays and these installations are expected to occur in the fiscal fourth quarter and the first quarter of fiscal year 2012.  We expect digital cinema related service fees, DMS revenues and software license fees to increase as the delayed Phase 2 DC Systems are installed as well as expected additional Systems are deployed under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure with 43 exhibitors as of December 31, 2010.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues increased 4% and national advertising revenues generated by the partnership with Screenvision increased 22% offset by reduced inter-company barter revenues.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s content distribution revenues decreased 93% due to an expected reduction in events and independent film distribution in this fiscal quarter in contrast to the prior year which included $1.8 million of content distribution-related revenues earned by CEG from events such as Opa!, an independent film distributed by CEG to 240 theaters, and Dave Matthews Band in 3-D, a recorded 3-D concert film distributed by CEG to 520 theaters.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. CEG has recently announced several film and events for the fiscal first quarter, including YuGiOh 3D and a Memento re-release with an interview with director Christopher Nolan.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$78	$(99)	(179)%
Phase II Deployment	21	15	40%
Services	2,076	1,538	35%
Content & Entertainment	2,013	3,442	(42)%
	$4,188	$4,896	(14)%

Direct operating expenses decreased 14%.  The increase in direct operating costs in the Phase I Deployment segment was primarily due to increased property taxes incurred on deployed Systems while the prior year included a reduction of an accrual for certain operating expenses. The increase in the Services segment was primarily related to increased DMS feature and trailer hard drive delivery volumes, additional software development costs and the allocation of certain costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The decrease in the Content & Entertainment segment was primarily related to reduced non-cash content acquisition expenses of $0.5 million for CEG related to the fair value of barter advertising provided by USM and reduced advertising and marketing costs in CEG related to the release of Opa! and the release of Dave Matthews Band in 3-D in the prior year. We expect direct operating expenses to remain consistent at the current level with any future increases associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$3	$76	(96)%
Phase II Deployment	11	45	(76)%
Services	1,016	812	25%
Content & Entertainment	1,697	1,390	22%
Corporate	1,799	1,957	(8)%
	$4,526	$4,280	6%

Selling, general and administrative expenses increased $0.2 million or 6%.  The decrease in selling, general and administrative expenses in the Phase I and Phase 2 Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase 1 and Phase 2 Deployment segments in addition to payroll related expenses for increased staffing. The increase in the Content & Entertainment segment was related to a budgeted increase in staffing levels within the sales force at USM. The decrease within Corporate was due to additional transition costs not previously accrued related to the retirement of our CEO of $0.1 million, increased travel costs and professional fees offset by reduced payroll related expenses due to the elimination of several corporate positions and a reduction in other discretionary spending. The annualized net savings from these actions total approximately $0.5 million and will impact our results beginning with first quarter in fiscal 2012.  As of December 31, 2010 and 2009 and excluding employees in our discontinued operations, we had 180 and 177 employees, of which 6 and 4 were part-time employees and 62 and 58 were salespersons, respectively.  Excluding any additional transition costs, we expect a modest increase in selling, general and administrative expenses related to several accretive recent new business contracts requiring additional resources.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$7,139	$7,139	—%
Phase II Deployment	937	298	214%
Services	504	450	12%
Content & Entertainment	158	211	(25)%
Corporate	9	5	80%
	$8,747	$8,103	8%

Depreciation and amortization expense increased $0.6 million or 8%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended December 31, 2009.  The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS which were not in service during the three months ended December 31, 2009. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at December 31, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Three Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$2,385	$5,107	(53)%
Phase II Deployment	514	211	144%
Services	8	17	(53)%
Content & Entertainment	2	3	(33)%
Corporate	3,900	3,666	6%
	$6,809	$9,004	(24)%

Interest expense decreased $2.2 million or 24%. Total interest expense included $6.2 million and $8.5 million of interest paid and accrued for the three months ended December 31, 2010 and 2009, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into a new, non-recourse facility rated Ba1 by Moody’s completed in May 2010 (the “2010 Term Loans”).  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2011. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  The Company has an interest reserve set aside to cover cash interest payments on this note through September 30, 2011.

Non-cash interest expense was $0.6 million and $0.5 million for the three months ended December 31, 2010 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $0.5 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a gain of $0.3 million and $0.9 million for the three months ended December 31, 2010 and 2009, respectively.  The gain in 2009 for the swap agreement related to the GE Credit Facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which will become effective on June 15, 2011 and resulted in a loss of $0.3 million for the three months ended December 31, 2010.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a loss of $0.6 million for the three months ended December 31, 2009.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). The Company reported an Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $0.4 million for the three months ended December 31, 2010 from $(1.3) million for the three months ended December 31, 2009 and from $0.2 million for the three months ended September 30, 2010.  Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended December 31,
($ in thousands)	2010	2009
Net loss from continuing operations	$(3,862)	$(6,085)
Add Back:
Amortization of software development	199	163
Depreciation and amortization of property and equipment	8,747	8,103
Amortization of intangible assets	723	740
Interest income	(34)	(101)
Interest expense	6,809	9,004
Extinguishment of note payable	—	—
Other expense, net	138	106
Change in fair value of interest rate swap	(318)	(853)
Change in fair value of warrants	—	(613)
Stock-based expenses	104	—
Stock-based compensation	306	342
Non-recurring CEO transition expenses	85	—
Adjusted EBITDA	$12,897	$10,806

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(8,076)	(7,437)
Amortization of intangible assets	(12)	(11)
Stock-based compensation	—	(40)
Income from operations	(5,716)	(5,049)
Intersegment services fees earned (1)	1,268	430
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$361	$(1,301)

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Results of Operations for the Nine Months Ended December 31, 2010 and 2009

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$34,076	$34,081	(0)%
Phase II Deployment	4,054	1,174	245%
Services	9,234	5,509	68%
Content & Entertainment	11,985	12,662	(5)%
	$59,349	$53,426	11%

Revenues increased $5.9 million or 11%.  The increase in revenues in the Phase I Deployment segment was due to an increased number of VPFs despite a decreased number of titles as release patterns continue to widen was offset by a contractual 7% reduction in VPF rates starting in November 2010.  The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content to 760 at December 31, 2010 from 160 at December 31, 2009.  The 68% increase in revenues in the Services segment was primarily due to (i) a 33% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers and experienced growth in the number of digital delivery sites which includes an 18% decrease in non-theatrical satellite services revenues; (ii) Phase 2 DC service fees for additional Phase 2 DC Systems deployed through the Exhibitor-Buyer Structure as well as Cinedigm provided non-recourse financing; (iii) Phase 1 DC service fees earned; and (iv) a 42% increase in Software revenues related to increased Phase II Deployment license and maintenance fees offset by a modest decrease in other software license and consulting fees.

As of December 31, 2010 Cinedigm services, through its Phase 2 deployment subsidiary and third party exhibitor-buyer customers, had installed a total of 1,654 Phase 2 DC screens in comparison to 227 at December 31, 2009 and 1,050 at September 30, 2010. We expect digital cinema related service fees, DMS revenues and software license fees to increase as the delayed Phase 2 DC Systems are installed in the fiscal fourth quarter, as well as expected additional Systems are deployed under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure with 43 exhibitors as of December 31, 2010.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues increased 8% and national advertising revenues generated by the partnership with Screenvision increased 26% offset by reduced inter-company barter revenues.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s content distribution revenues decreased 65% as the prior year included $1.8 million of content distribution-related revenues earned by CEG from events such as Opa!, an independent film distributed by CEG to 240 theaters, and Dave Matthews Band in 3-D, a recorded 3-D concert film distributed by CEG to 520 theaters.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$238	$350	(32)%
Phase II Deployment	67	100	(33)%
Services	6,173	4,082	51%
Content & Entertainment	6,952	8,157	(15)%
	$13,430	$12,689	6%

Direct operating expenses increased $0.7 million or 6%.  The decrease in direct operating costs in the Phase I Deployment segment was primarily due to the formation of the Services Company in August 2009 which includes the costs that were previously within the Phase I Deployment segment through August 2009 and the prior year included a reduction of an accrual for certain operating expenses. The increase in the Services segment was primarily related to increased DMS volume this fiscal year as well as direct film delivery costs for a combined digital / film release managed by DMS in the first fiscal quarter not incurred in the prior year by DMS, additional costs incurred in support of the Phase II Deployment and the allocation of certain costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The increase in the Content & Entertainment segment was primarily related to a 5% increase in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising, which corresponded to a 12% increase in advertising revenues, offset by reduced non-cash content acquisition expenses for CEG related to the fair value of barter advertising provided by USM and reduced advertising and marketing costs in CEG related to the release of Opa! and the release of Dave Matthews Band in 3-D in the prior year. We expect direct operating expenses to remain consistent at the current level with any future increases associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$26	$380	(93)%
Phase II Deployment	34	540	(94)%
Services	2,840	1,773	60%
Content & Entertainment	4,910	4,187	17%
Corporate	7,193	5,620	28%
	$15,003	$12,500	20%

Selling, general and administrative expenses increased $2.5 million or 20%.  The decrease in selling, general and administrative expenses in the Phase I and Phase II Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase I and Phase II Deployment segments. The increase in the Content & Entertainment segment was related to a planned increased staffing levels within the sales force at USM. The increase within Corporate was due to one-time transition costs related to the retirement of our CEO of $1.2 million, increased travel costs, a timing recognition shift related to accrued accounting and tax professional fees for fiscal 2011 and additional stock-based awards granted since December 31, 2009 which vest equally over a three year period in addition to the expenses associated with the accelerated vesting and extension of the exercise period for certain stock-based awards related to the retirement of the Company's CEO, resulting in an additional $0.3 million of stock-based compensation expense.  During the nine months, the Company took actions to reduce corporate overhead including the elimination of several corporate positions and a reduction in other discretionary spending. The annualized net savings from these actions total approximately $0.5 million and will impact our results beginning with first quarter in fiscal 2012.  As of December 31, 2010 and 2009 and excluding employees in our discontinued operations, we had 180 and 177 employees, of which 6 and 4 were part-time employees and 62 and 58 were salespersons, respectively.  Excluding any additional transition costs, we expect selling, general and administrative expenses to remain relatively consistent at the current level.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$21,417	$21,418	(0)%
Phase II Deployment	1,720	741	132%
Services	1,506	1,337	13%
Content & Entertainment	528	647	(18)%
Corporate	30	24	25%
	$25,201	$24,167	4%

Depreciation and amortization expense increased $1.0 million or 4%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the nine months ended December 31, 2009.  The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS which were not in service during the nine months ended December 31, 2009. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at

December 31, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009	Change
Phase I Deployment	$7,722	$15,390	(50)%
Phase II Deployment	1,018	504	102%
Services	21	57	(63)%
Content & Entertainment	6	9	(33)%
Corporate	11,520	8,864	30%
	$20,287	$24,824	(18)%

Interest expense decreased $4.5 million or 18%. Total interest expense included $18.5 million and $22.4 million of interest paid and accrued for the three months ended December 31, 2010 and 2009, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into the 2010 Term Loans.  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 DC's debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse KBC Facilities to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2011. The increase in interest paid and accrued within Corporate related to the 2010 Note.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  This increase is offset by the elimination of interest payments on the 2007 Senior Notes which ceased as the 2007 Senior Notes were cancelled in August 2009.

Non-cash interest expense was $1.8 million and $2.4 million for the nine months ended December 31, 2010 and 2009, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $1.6 million on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $1.1 million and a gain of $2.1 million for the nine months ended December 31, 2010 and 2009, respectively.  The gain in 2009 for the swap agreement related to the GE Credit Facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which will become effective on June 15, 2011 and resulted in a loss of $1.1 million for the nine months ended December 31, 2010.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview, related to the 2010 Note, was a gain of $3.1 million and a loss of $3.0 million for the nine months ended December 31, 2010 and 2009, respectively.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). The Company's Adjusted EBITDA loss (excluding its Phase 1 DC and Phase 2 DC subsidiaries) was $(0.3) million for the nine months ended December 31, 2010 compared to $(4.3) million for the nine months ended December 31, 2009. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Nine Months Ended December 31,
($ in thousands)	2010	2009
Net loss from continuing operations	$(20,162)	$(13,911)
Add Back:
Amortization of software development	571	486
Depreciation and amortization of property and equipment	25,201	24,167
Amortization of intangible assets	2,166	2,253
Interest income	(140)	(236)
Interest expense	20,287	24,824
Extinguishment of note payable	4,448	(10,744)
Other expense, net	454	407
Change in fair value of interest rate swap	1,127	(2,076)
Change in fair value of warrants	(3,142)	2,963
Stock-based expenses	104	—
Stock-based compensation	1,670	1,102
Non-recurring CEO transition expenses	1,226	—
Adjusted EBITDA	$33,810	$29,235

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(23,137)	(22,159)
Amortization of intangible assets	(35)	(34)
Stock-based compensation	—	(114)
Income from operations	(14,485)	(11,692)
Intersegment services fees earned (1)	3,560	430
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$(287)	$(4,334)

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

 In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company has evaluated ASU 2010-20 and its adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 16,000 of the domestic screens are equipped with digital cinema technology, and 5,378 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 3-5 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 1,654 Systems have been installed as of December 31, 2010. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2010, has been drawn down $41.6 million on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $40.4 million.

As of December 31, 2010, we had positive working capital, defined as current assets less current liabilities, of $5.8 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $22.9 million.

Operating activities provided net cash of $15.3 million and $6.5 million or the nine months ended December 31, 2010 and 2009, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to grow modestly as we continue to deploy Phase 2 Systems. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $31.7 million and $29.9 million for the nine months ended December 31, 2010 and 2009, respectively. The increase was due to Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments.

Financing activities provided net cash of $16.4 million and $9.2 million for the nine months ended December 31, 2010 and 2009, respectively.  The increase in cash provided was due to the proceeds from the 2010 Term Loans and the proceeds from the KBC Facilities for Systems for our Phase II Deployment offset by the repayment of the GE Credit Facility and Vendor Note and debt issuance costs paid resulting from the 2010 Term Loans.    Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

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

The following table summarizes our significant contractual obligations as of fiscal December 31, 2010 ($ in thousands):

	Payments Due
Contractual Obligations ($ in thousands)	Total	2011	2012 & 2013	2014 & 2015	Thereafter
Long-term recourse debt (1)	$111,642	$174	$111,468	$—	$—
Long-term non-recourse debt (2)	198,530	26,884	61,624	67,983	42,039
Capital lease obligations	77	50	27	—	—
Debt-related obligations, principal	310,249	27,108	173,119	67,983	42,039
Interest on recourse debt (3)	24,280	6,047	13,609	4,624	—
Interest on non-recourse debt	32,663	9,346	14,280	7,769	1,268
Interest on capital leases	6	5	1	—	—
Total interest	56,949	15,398	27,890	12,393	1,268
Total debt-related obligations	$367,198	$42,506	$201,009	$80,376	$43,307
Operating lease obligations (4)	$4,522	$1,185	$1,879	$1,424	$34
Theatre agreements (5)	16,542	3,822	4,983	4,438	3,299
Obligations to be included in operating expenses	21,064	5,007	6,862	5,862	3,333
Purchase obligations (6)	7,579	7,579	—	—	—
Total	$395,841	$55,092	$207,871	$86,238	$46,640
Total non-recourse debt including interest	$231,193	$36,230	$75,904	$75,752	$43,307

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

(3)
Includes the remaining interest of approximately $3.6 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $3.8 million.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(5)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

(6)	Includes $7.3 million for additional Phase II Systems under purchase orders with Barco. This is expected to be funded through non-recourse KBC Facilities.

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

The Company entered into an employment agreement pursuant to which Christopher J. McGurk became the Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company effective January 3, 2011.

In January 2011, the Company notified the holder of the 700,000 outstanding Preferred Warrants that the Company intended to redeem the Preferred Warrants, as it had satisfied the price and volume conditions required therefor.  The holder elected, in accordance with the terms of the Preferred Warrants, to exercise the Preferred Warrants in full prior to such redemption. Accordingly, in January 2011, the holder of Preferred Warrants exercised its warrants for which the exercise price was paid, also in accordance with the terms of the Preferred Warrants, with the surrender of a portion of their Series A Preferred Stock in lieu of cash, and the Company issued 700,000 shares of Class A Common Stock. After this transaction, there were 7.12 shares of Series A Preferred Stock issued and outstanding, held by two holders.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2010, the Company issued 136,055 shares of Class A Common Stock in connection with a stock purchase agreement with with Christopher J. McGurk (“McGurk”) pursuant to which the Company sold to McGurk 136,055 shares of Class A Common Stock for an aggregate purchase price of  $200, priced at  $1.47 per share, the last reported consolidated closing bid price of the Common Stock on the Nasdaq Global Market immediately prior to the purchase.  The proceeds of the sale will be used for working capital and general corporate purposes. Concurrently with the stock purchase agreement, the Company and McGurk entered into an employment agreement pursuant to which McGurk became the Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company on January 3, 2011.

In December 2010, the Company issued 68,028 shares of Class A Common Stock to an independent third party as payment of professional fees.

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

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	February 9, 2011	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)

Date:	February 9, 2011	By:	/s/ Gary S. Loffredo
Gary S. Loffredo SVP – Business Affairs and General Counsel and Secretary

Date:	February 9, 2011	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Bylaws of the Company, as amended.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.