Form 10-K
period 2011-03-31
Cinedigm Digital Cinema Corp.
filed 2011-06-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.31 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2010, was approximately $33,273,000.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 10, 2011, 32,724,324 shares of Class A Common Stock, $0.001 par value and 25,000 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about September 15, 2011.

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

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company's Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company's Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite, hard drive and broadband to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company's Content & Entertainment segment provides content marketing and distribution services to alternative and independent film content owners and to theatrical exhibitors and in-theatre advertising.

Since June 2010, the Company has classified certain businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which are all separate reporting units previously included in our former "Other" segment.   In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. Overall, the Company's goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

DEPLOYMENT

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicle and administrator for the Company's 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. The Company retains ownership of the residual cash flows related to the Systems after the repayment of all non-recourse debt and The Company retains ownership of the Systems at the expiration of exhibitor master license agreements.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company's second digital cinema deployment, through Phase 2 DC (the “Phase II Deployment”). The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements. In many cases, exhibitors own the equipment under an Exhibitor-Buyer Structure.

In June 2005, we formed Phase 1 DC, a wholly-owned subsidiary of Access Digital Media, Inc. (“AccessDM”), to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”). In December 2007, Phase 1 DC completed its Phase I Deployment with 3,724 Systems installed.

In October 2007, we formed Phase 2 DC for the administration of up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems will be purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).

Digital Cinema

The business of Phase 1 DC and Phase 2 DC consists of the ownership and licensing of digital systems to theatrical exhibitors and the collection of virtual print fees ("VPFs") from motion picture studios and distributors and alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema.  As part of Phase 1 DC's Phase I Deployment of digital systems, Phase 1 DC has agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing Phase 1 DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment on 3,724 Systems.  Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including a Cinedigm subsidiary, Cinedigm Content and

Entertainment Group (see Content and Entertainment section below).   In connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC. As of March 31, 2011, Phase 2 DC also entered into master license agreements with 92 exhibitors covering a total of 3,875 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 3,875 contracted screens are contracts covering 3,006 screens with 84 exhibitors  under the Exhibitor-Buyer Structure and will pay an installation fee of $2 thousand per screen to the Company's Digital Cinema Services division. The Company will manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected. For Systems covered under the Exhibitor-Buyer Structure, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its financial statements. For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems. For Phase 2 Systems the Company will own and finance, it typically receives a similar $2 thousand installation fee and an ongoing administrative fee that will approximate 10% of VPFs collected. As of March 31, 2011, the Company has 2,195 Phase 2 Systems installed, including 1,410 screens under the Exhibitor-Buyer Structure.

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

Phase 2 DC's agreements with distributors require the payment of VPFs for 10 years from the date each system is installed, however, Phase 2 DC may no longer collect VPFs once “cost recoupment”, as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the four-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Furthermore, if cost recoupment occurs before the end of the 8th contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2011, six customers, 20th Century Fox, Disney Worldwide Services, Paramount Pictures, Sony Pictures Releasing Corporation, Universal Pictures and Warner Brothers, each represented 10% or more of Phase 1 DC's revenues and together generated 79%, 55% and 55% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively, and are also customers for digital content delivery and entertainment software. We expect to continue to conduct business with each of these customers in fiscal 2012.

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

SERVICES

The Services segment provides a variety of services to the Company's Phase 1 and Phase 2 deployments, exhibitor-buyers and other third party customers. Services consist of the following:

Operations of:	Products and services provided:
Digital Cinema Services
Provides monitoring, billing, collection, verification and other management services to the Company's Phase I Deployment, Phase II Deployment as well as to exhibitors who purchase their own equipment. Collects and disburses VPFs from motion picture studios and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”)	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.
AccessDM and FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services, (“Cinedigm Satellite” and, together with AccessDM, “DMS”)
Distributes digital content to movie theatres and other venues having digital cinema equipment and provides satellite-based broadband video, data and Internet transmission, encryption management services, video network origination and management services and a virtual booking center to outsource the booking and scheduling of satellite and fiber networks and provides forensic watermark detection services for motion picture studios and forensic recovery services for content owners.

Digital Cinema Services

The Digital Cinema Services (“Services”) division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. This division services the Company's 3,724 screens in the Phase 1 deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC. In the fiscal year ended March 31, 2011 and 2010, Services earned $2.4 million and $1.0 million, respectively, of service fees from Phase 1 DC.

In addition, Services provides services to the 2,195 Phase 2 Systems deployed as of March 31, 2011 and will service the remaining screens, up to 10,000, in the Phase II Deployment. Services typically receives an activation and installation fee of $2 thousand per Phase 2 System as well as a monthly service fee of up to 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of the Company's Phase 2 agreements. Any unpaid services fees in any period remain an obligation of Phase 2 DC in the cost recoupment framework and accrue a 15% cost of capital return until paid. These fees are not recognized as income or accrued as an asset on the Company's balance sheet given the uncertainty of the total number of screens ultimately deployed in Phase 2. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid. In the fiscal years ended March 31, 2011 and 2010, Services earned $1.9 million and $0.5 million, respectively, of related services fees from Phase 2 DC.

DMS

The DMS division distributes movie features, trailers and other alternative content to movie theatres and other venues with digital cinema equipment via satellite, hard drives and broadband and also provides non-theatrical satellite based distribution of content into various out of home networks and other channels. DMS delivers features and trailers on behalf of its customers to all digital locations whether a Cinedigm installed location or non-Cinedigm location and, as a result, expects to benefit from the rapid expansion of the digital cinema deployments during the next 18-24 months. As of March 31, 2011, DMS has installed 271 satellite dishes and utilizes either its high speed hard drive replication technology or proprietary software enabled broadband technology to deliver to non-satellite enabled locations. During the fiscal year ended March 31, 2011, DMS provided feature delivery service for 2 of the 6 major studios and trailer delivery service for a different 2 of the 6 major studios.

We entered this business in February 2003, when we organized AccessDM, for the worldwide delivery of digital data, including movies, advertisements and alternative content such as concerts, seminars and sporting events, to movie theatres and other venues having digital cinema equipment.

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

In November 2004, we acquired certain assets and liabilities of FiberSat Global Services, LLC (the “FiberSat Acquisition”).

In June 2006, we, through an indirectly wholly-owned subsidiary, PLX Acquisition Corp. (“PLX”), purchased substantially all the assets of PLX Systems Inc. (“PLX Acquisition”) and Right Track Solutions Incorporated (“Right Track”). PLX provides technology, expertise and core competencies in intellectual property (“IP”) rights and royalty management, expanding the Company's ability to bring alternative forms of content, such as non-traditional feature films. PLX's and Right Track's assets have been integrated into the operations of Software.

In October 2007, AccessDM launched CineLiveSM, a hardware product that enables live 2-D and 3-D streaming broadcasts to be converted from satellite feeds into on-screen entertainment, which can then be delivered to and exhibited in digital cinema equipped theatres. CineLiveSM was developed for AccessDM by International Datacasting Corporation and SENSIO Technologies Inc.

Current proprietary software of DMS for digital media delivery consists of the following:

Proprietary Software Product:	Purpose:
CineBooker	Theatre booking interface used to view and manage the Digital Cinema Package digital delivery requests from the studios and alternate content providers.
CineCaster	Multicast and unicast file delivery technology to facilitate distribution of digital cinema packages to a large network of theatres.
CineCloner	Hard drive replication system used to duplicate digital cinema packages for large scale terrestrial distribution to theatres.
CineConnect	Wide area networking solution used to provide secure connectivity to participating theatres to enable sharing of critical information to support digital cinema security requirements.
CineKey	High-speed key delivery message creation, delivery, and management solution used to support the decryption requirements of digital cinema content to theatres.
CineLibrary	Digital cinema media repository used to aggregate digital assets in preparation for delivery to theatres.
CineLive	Super high-definition live 2D and 3D technologies to bring crisp and clear live events in immersive 5.1 surround sound to enabled theatres around the world.
CineOffice	Rules and profile based digital cinema delivery billing management solution that provides customizable billable detail to various accounting packages.
CineShipper	Delivery management solution that facilitates the distribution of digital cinema package hard drives via multiple carriers and tracks the physical assets and their delivery status.
CineWorkflow	High-level tools to coordinate the overall digital cinema delivery obligation and enables a common interface for other Cinedigm digital delivery software products.
CineXpress Portal	In-theatre broadband appliance that allows theatre operators to receive, manage, transfer, and request trailers, KDMs, and other digital cinema content.
DMS' suite of digital delivery software enables interaction between the content originator (such as the motion picture studio) and the theatrical exhibitor.  The products are designed specifically for digital cinema and enable the full scale end-to-end fulfillment capability, which include the following:

•Interpreting studio booking feeds;
•Broadcasting content via satellite or broadband;
•Duplicating, delivering, and tracking the required hard drives;
•Creating and delivering the decryption KDMs;
•Providing reports to the content originators and exhibitors regarding the status of the content delivery;
•Capturing the delivery effort result for efficient and accurate billing; and
•Broadcasting live events to those same digital cinema screens.

Market Opportunity

According to the Motion Picture Association of America (the “MPAA”), on average, there were approximately 550 new movie releases for each of the past two years with 125-140 of those major movie releases receiving wide distribution to theatres. The average major movie is released to approximately 4,000 screens in the United States and 8,000 screens worldwide. According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 39,000 screens located in the United States.

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

Customers

For the fiscal year ended March 31, 2011, DMS's customers comprised 54% of Services' revenues. Three customers, 20th Century Fox and Universal Pictures each represented 10% or more of DMS's revenues and together generated 46% and 25% of DMS's and Services' revenues, respectively, and 20th Century Fox and Universal Pictures are both customers for digital cinema and entertainment software. We expect to continue to conduct business with each of these customers in fiscal 2012.

Competition

Companies that have developed forms of digital content delivery to entertainment venues include:

•	Technicolor Digital Cinema, an affiliate of the Thomson Company, which has developed distribution technology and support services for the delivery of digital movies to theatrical exhibitors; and

•
Deluxe Entertainment Services Group Inc., a wholly owned subsidiary of the MacAndrews & Forbes Holdings, Inc., which has developed distribution technology and support services for the physical delivery of digital movies to theatrical exhibitors.

These competitors have significantly greater financial and marketing resources than we do, have generated greater revenue and are better known than we are. However, we believe that DMS, through its technology and management experience, its development of software capable of delivering digital content electronically worldwide, and the complement of software including the Theatre Command Center® software, differentiate us from our competitors by providing a competitive alternative to their forms of digital content delivery.

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

Software Division

Software provides proprietary software applications and services to support movie exhibition and distribution customers of varying sizes, through software licenses, software as a service (“SaaS”) through which it hosts various applications and provides client access via the Internet,  software customizations, consulting services including training and installation certification through its workshop and training sessions.   Current proprietary software of the Software division consists of the following:

Proprietary Software Product:	Purpose:
Theatre Command Center® (“TCC”)	Complete management of digital theatres. Automates the creation of digital shows, manages all digital movies, trailers, advertising and alternative content.
TCC Enterprise	Links theatres running TCC to consolidate circuit-wide operational data and centralize key functions.
Theatrical Distribution System® (“TDS”)	Enables domestic distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Theatrical Distribution System (Global) (“TDSG “)	Enables international distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Exhibition Management System™ (“EMS™”)	Enables domestic theatre owners to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Royalty Transaction Solution (“RTS”)	Enables licensors and licensees to manage and account for all intellectual property rights and royalty transactions.

TCC

Our TCC system is installed as a component of all Phase 1 and Phase 2 Systems. It provides in-theatre management for digitally-equipped movie theatres, enabling an exhibitor to control all the screens in a movie theatre, manage content and version review, show building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager's office or both.  Software receives upfront license fees from all TCC installations.  Phase 2 Systems also generate maintenance revenues and Cinedigm licenses TCC to other domestic and international deployment entities and exhibitors.

TCC Enterprise

TCC Enterprise is used by exhibitors and their service partners to monitor and manage digital operations at theatres utilizing the TCC theatre management system. TCC Enterprise receives real-time information from all networked TCC systems to provide a consolidated view of shows, content and system performance. TCC Enterprise also centralizes certain key operational tasks enabling theatrical exhibitors greater control and consistency in managing their digital theatres.

Domestic Theatrical Distribution Management

Our TDS product is currently the system of choice for two of the six major motion picture studios and almost all other domestic mini-major and independent film distributors.  Software has commenced work with a 3rd major studio to customize TDS for its needs and expects to sign a final license agreement in Q1 of fiscal 2012.  The main competition for TDS has been in-house development.  For the fiscal years ended March 31, 2011 and 2010, the TDS product comprised 44% and 65% of Software's revenues, respectively.

International Theatrical Distribution Management

TDSG supports the planning, booking and operations of worldwide movie distribution, with multi-language and multi-currency capabilities. TDSG's unique design incorporates the business rules for all supported territories within a single application.  Software's primary customer is Fox International who is actively deploying the system in up to eighteen international territories.  In December 2008, Software reached an agreement in which Fox International is completing the development of its outstanding territories at their sole expense and had two years to deliver the software to the Company.  By December 2010, Fox International had provided certain software to the Company in fulfillment of its obligations.

Exhibition Management

EMS™ is a powerful and comprehensive solution for managing the planning, booking, auditing, distributor payments and accounting by theatrical exhibitors. EMS interfaces with the customers' box office ticketing, point-of-sale, and other systems to streamline operations and eliminate manual processes. In March 2011, Software signed a license and maintenance fee agreement for EMS™ with the second-largest domestic exhibitor, AMC Entertainment Holdings, Inc. and will complete its implementation in fiscal 2012.

IP Rights and Royalty Management

RTS is a web-based solution for the management by licensors and licensees of intellectual property rights, which was part of the PLX Acquisition.

Research and Development

The Company's recorded research and development expenses of approximately $0.3 million in each of the fiscal years ended March 31, 2011 and 2010, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at Software related to the development of our digital software applications and various product enhancements to TDS and EMS™.

Market Opportunity

We believe that:

•
Software's products are becoming an industry leading method by which motion picture studios and theatrical exhibitors plan, manage and monitor operations and data regarding the presentation of theatrical entertainment;

•
by adapting this system to serve the expanding digital entertainment industry, Software's products and services are accepted as an important component in the digital content delivery and management business;

•
the digital cinema conversion process is accelerating demand for Software's products as exhibitors realize the cost savings and revenue enhancements available from greater automation and analytical tools;

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

Intellectual Property

Software currently has intellectual property consisting of:

•	licensable software products, including TCC, TCC Enterprise, TDS, TDSG, EMS™, and RTS;

•	registered trademarks for the Theatre Command Center®, Theater Command Center®, and Theatrical Distribution System®;

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

Customers

For the fiscal year ended March 31, 2011, one customer, Insight, represented 10% or more of Software's revenues and generated 39% and 9% of Software's and Services' revenues, respectively. We expect to continue to conduct business with this customer in fiscal 2012.

Competition

Within the major domestic motion picture studios and exhibition circuits, Software's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third-parties. Most domestic motion picture studios that do not use the TDS software use their own in-house developed systems. Internationally, Software is aware of one vendor based in the Netherlands providing similar software. Software's movie exhibition product, EMS™, competes principally with at least one other competitor offering a similar stand-alone application, customized solutions developed by the large exhibition circuits and point of sale system modules attempting to provide comparable functionality. We believe that Software, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

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
In July 2006, we purchased all of the outstanding capital stock of USM from USM's stockholders (the “USM Acquisition”). USM is the 3rd largest pre-show advertising business in the United States. As of March 31, 2011, it provides advertising services to 2,511 screens. Most of USM's customers are in middle and small sized advertising markets. USM provides local advertising sales and revenues to its customers through its own salesforce and contracts with Screenvision Exhibition, Inc. (“Screenvision”), the 2nd largest pre-show advertising company, to provide national advertising sales to many of its customers.

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

•
Alternative content is a rapidly growing medium with recent industry estimates by Screen Digest expecting the industry to grow to in excess of $500 million of revenues in 2014 from under $200 million in 2010 and can potentially generate revenues of 3-4 times above that level in ancillary downstream markets; and

•
Independent film distribution continues to expand as the major motion picture studios have reduced their involvement in this area and many smaller independent film distributors have closed their doors due to reduced capital availability as a result of the financial crisis. Total box office for non-major studio independent film has historically ranged from $1.8-$2.0 billion. Cinedigm's combination of theatrical distribution relationships and marketing expertise will enable us to support efforts to fill this void.

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal years ended March 31, 2011 and 2010, USM comprised 93% and 88%, respectively, of Content & Entertainment revenues. Our advertising business consists mainly of local advertisers, with no one customer representing 10% of in-theatre advertising revenues. A growing percentage of our advertising business are derived from a subcontracting agreement with Screenvision Exhibition, Inc. (“Screenvision”), whereby Screenvision sells national advertising on USM's screen base. For the fiscal years ended March 31, 2011 and 2010, the revenues from this agreement comprised 19% and 17%, respectively, of USM revenues and 17% and 15%, respectively, of Content & Entertainment revenues. The CEG business provides services to owners of alternative content such as sporting events, concerts, children's programming and other content. We expect CEG to contribute a larger percentage of our overall revenues in the future.

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

These competitors have significantly greater financial, marketing and managerial resources than we do and have generated greater revenue and are better known than we are.  However, we believe this is somewhat mitigated by the exclusive, and to a lesser degree non-exclusive, long and short-term contractual rights we have with our theatrical exhibitor partners, the proprietary nature of certain alternative programming, and the ability to provide cost effective turn-key solutions for intellectual property holders through digital preparation, digital delivery services through DMS, and advertising and marketing services in contracted theatrical exhibitor's theatres.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations consists of the Pavilion Theatre, Managed Services and the Access Digital Server Assets, as follows:

Operations of:	Products and services provided:
ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	A nine-screen digital movie theatre and showcase to demonstrate the Company's integrated digital cinema solutions.
Core Technology Services, Inc. (“Managed Services”)	Provides information technology consulting services and managed network monitoring services through its global network command center (“GNCC”).
Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.

In August 2010, the Company sold both Managed Services and the Access Digital Server Assets for $1.5 million, consisting of $0.3 million in cash and $1.2 million as a note receivable.  In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre for $0.2 million.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2011, we had 193 employees, of which 5, are part-time and 188 are full-time. Of our full-time employees, 63 are in sales and marketing, 66 are in operations, 10 are in research and development, 21 are in technical services, and 28 are in finance and administration.

AVAILABLE INFORMATION

The Company's Internet website address is www.cinedigmcorp.com. The Company will make available, free of charge at the “For Our Shareholders” section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission.  This information is available at www.sec.gov, the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An inability to obtain necessary financing may have a material adverse effect on our financial position, operations and prospects if unanticipated capital needs arise.

Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses.  We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions.  If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate.  We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all.  An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.  Our credit agreement (the “Credit Agreement”) with Société Générale (“SG”) and General Electric Capital Corporation (“GECC”) contains certain restrictive covenants that restrict our indirect subsidiary, Cinedigm Digital Funding I, LLC (“CDF I”) and its subsidiaries from making certain capital expenditures, incurring other indebtedness, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates and is non-recourse to the Company and our subsidiaries.  In August 2009, the Company entered into the Sageview Purchase Agreement pursuant to which the Company issued the 2009 Note in the aggregate principal amount of $75.0 million, which was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The 2010 Note restricts the Company and its subsidiaries from incurring other indebtedness (with certain specified exceptions), creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital. Our indirect subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) has entered into several credit agreements with KBC Bank NV ("KBC") pursuant to which KBC has financed the acquisition of digital cinema systems from Barco, Inc. to be installed at various theatre locations.  The agreements with KBC restrict Phase 2 B/AIX from incurring liens, disposing of certain assets outside the ordinary course of business, merging or consolidating with other entities, changing its line of business and making payments (including dividends) to affiliates.  The obligations to KBC are non-recourse to the Company and its subsidiaries other than Phase 2 B/AIX.

We face the risks of doing business in new and rapidly evolving markets and may not be able successfully to address such risks and achieve acceptable levels of success or profits.

We have encountered and will continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets, including:

•limited operating experience;
•net losses;
•lack of sufficient customers or loss of significant customers;
•insufficient revenues and cash flow to be self-sustaining;
•necessary capital expenditures;
•an unproven business model;
•a changing business focus; and
•difficulties in managing potentially rapid growth.

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

Even though we are among the first to integrate software and systems for the delivery of digital content to movie theatres and other venues, there can be no assurance that we will succeed in gaining sufficient business from certain major movie studios or providers of alternative digital content that currently rely on traditional distribution networks to provide physical delivery of digital files will quickly adopt a different method, particularly electronic delivery, of distributing digital content to movie theatres or other venues or that those major movie studios or content providers that currently utilize electronic delivery to distribute digital content will continue to do so. If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, the demand for DMS’ delivery systems and software will not grow and if new technology is developed which is adopted by major movie studios or providers of alternative digital content, there may be reduced demand for DMS’ delivery systems and software.

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

We cannot assure you that there will be a continued demand for the digital cinema software and delivery services provided by DMS.  DMS’ profitability depends largely upon the continued expansion of digital presentations at theatres.  Although we have has entered into digital cinema deployment agreements with various motion picture studios, there can be no assurance that these and other major movie studios which are in part relying on traditional distribution networks to provide physical delivery of digital files will utilize our distribution technology.  If the development of digital presentations and changes in the way digital files are delivered does not continue to occur, there may be reduced demand or market for DMS’ software and systems.

We expect competition to be intense: if we are unable to compete successfully, our business and results of operations will be seriously harmed.

The markets for the managed services business, the digital cinema business and the content distribution and marketing business
, although relatively new, are competitive, evolving and subject to rapid technological and other changes.  We expect the intensity of competition in each of these areas to increase in the future.  Companies willing to expend the necessary capital to create facilities and/or software similar to ours may compete with our business.  Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business.  In order to compete effectively in each of these fields, we must differentiate ourselves from competitors.

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

Although there are no acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets.  Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers.  We are also subject to limitations on our ability to make acquisitions pursuant to the 2010 Note.  Completing an acquisition and integrating an acquired business, may require a significant diversion of management time and resources and involves assuming new liabilities.  Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

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

We may not be successful in managing our rapid growth.  Since November 2003, we have acquired several businesses including most recently the acquisitions of USM and CEG.  The number of our employees has grown from 11 in March 2003 to 193 in March 2011, excluding employees in our discontinued operations.  Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses.  To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls.  We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively.  Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

We now have, and will continue to have, significant debt obligations.  We had notes payable to third parties with principal amounts aggregating $270.9 million as of March 31, 2011, of which $192.6 million was non-recourse and not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC, CDF I and Phase 2 DC.

We also had capital lease obligations covering facilities and computer network equipment with principal amounts of $0.1 million as of March 31, 2011. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it will not be operated by the Company. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation, which aggregates $5.6 million, and the related assets under the capital lease will remain with the Company subsequent to March 31, 2011. In conjunction with the sale, the Company entered into a sublease agreement with the third party purchaser to sublet the Pavilion Theatre and the Company expects to account for the sublease as an operating lease.

In May 2010, we issued the 2010 Note in the aggregate principal amount of $75.0 million.  Additionally, CDF I, our indirect wholly-owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, has entered into the Credit Agreement, pursuant to which it borrowed $172.5 million.  As of March 31, 2011, the principal balance under the Credit Agreement was $147.4 million.  The obligations and restrictions under the Credit Agreement, the 2010 Note and our other debt obligations could have important consequences for us, including:

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

The agreement governing the financing of our Phase I Deployment restricts the ability of Phase 1 DC and its existing and future subsidiaries to, among other things:

•make certain capital expenditures and investments;
•incur other indebtedness or liens;
•engage in a new line of business;
•sell assets;
•pay dividends or make distributions to shareholders;
•acquire, consolidate with, or merge with or into other companies; and
•enter into transactions with affiliates.

The agreements governing our issuance of the 2010 Note in May 2010 restrict the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things:

•incur other indebtedness or liens;
•create or acquire subsidiaries which do not guarantee the notes;
•make certain investments;
•amend certain agreements;
•pay dividends; and
•modify authorized capital.

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

Based on our current level of operations, we believe our cash flow from operations, subsequent borrowings and Credit Agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2012.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

•reducing capital expenditures;
•reducing research and development efforts;
•selling assets;
•restructuring or refinancing our remaining indebtedness; and
•seeking additional funding.

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2011, we working capital, defined as current assets less current liabilities, of

$1.1 million and cash and cash equivalents, investment securities and restricted cash totaling $23.0 million; we had an accumulated deficit of $197.6 million and, from inception through such date, and we had provided $40.2 million in cash for operating activities.  However, our net losses are likely to continue for the foreseeable future.

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

As of June 10, 2012, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 48.9% of our outstanding common stock.  In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 199,615 shares of Class A Common Stock and has stock options to purchase 4,500,000 shares of Class A Common Stock. Such options will vest in thirds starting in December 2012 and finishing in December 2014. If all the options were exercised, Mr. McGurk would own 4,699,615 shares or approximately 12.8% of the then-outstanding Class A Common Stock. Also, Adam Mizel, our Chief Financial Officer and Chief Strategy Officer, owns 1,735,307 shares of Class A Common Stock and has stock options to purchase 450,000 shares of Class A Common Stock.  Such options will vest in August 2012.  If all the options were exercised, Mr. Mizel would own 2,185,307 shares or approximately 6.7% of the then-outstanding Class A Common Stock. In addition, Sageview owns warrants to purchase 16,000,000 shares of Class A Common Stock. If such warrants are exercised, Sageview would own approximately 33.2% of the then-outstanding Class A Common Stock.  Sageview is also currently entitled to nominate two members to our board of directors (with such nomination right subject to reduction or elimination under certain circumstances).

These stockholders will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations.  Also, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of other stockholders of our company.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 87%, 62%, 29%, 68%, 39% and 61% of Phase 1 DC’s, Phase 2 DC’s, Software’s, AccessDM’s, the Services segment’s, and our consolidated revenues, respectively, for the fiscal year ended March 31, 2011.

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

The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business. The MLAs each have a term which expires in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems which may require additional capital expenditures.  If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.

We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.

Over 56% of Phase 1 DC’s Systems are in theatres owned or operated by one large exhibitor.  The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs.  Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres.  If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.  There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

We depend on a limited number of suppliers for our Systems, and any delay in supply could affect our ability to grow.

We currently purchase Systems from a limited number of suppliers for our Systems in our Phase II Deployment. The inability to obtain certain components on a timely basis would limit our ability to complete installation of such Systems in a timely manner and would affect the amount of future revenues.

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

Our revenues and earnings may fluctuate significantly in the future.  General economic or other conditions could cause a downturn in the market for our Systems or technology.  Financial markets in the United States and around the world experienced extreme disruption in the second half of 2008 and much of 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy was in a recession. In 2010, the global economy began a gradual recovery from the significant downturn in the second half of 2008 and all of 2009, which is expected to continue at a gradual pace in 2011.  While stabilization appears to have begun, the global economy remains fragile. However, the financial industry disruption may result in our inability to refinance our outstanding debt obligations or to finance our Phase II Deployment, or in the inability of our studios, exhibitors or other customers to obtain credit to finance operations; a slowdown in global economies which could result in lower consumer demand for films; counterparty failures negatively impacting our interest rate swaps; or increased impairments of our assets.  The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.  Any of these factors could have a material adverse affect on our business, results of operations and could result in significant additional dilution to shareholders.

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

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2011.

Deployment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Phase 1 DC (1)
Phase 2 DC (1)

Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (2)	March 2012 (3)	13,455
Software	Auburn Hills, Michigan	Administrative offices	December 2011 (4)	1,203
	Hollywood, California	Administrative and technical offices	December 2010 (5) (12)	9,412

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
USM	Waite Park, Minnesota	Administrative and Sales staff offices	October 2013 (10)	11,544
CEG	Sherman Oaks, California	Administrative offices	January 2012 (8) (12)	3,015

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Morristown, New Jersey	Executive offices	August 2012 (9)	5,237

Assets held for sale and discontinued operations

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (6)	31,120
Data Center (11)	Brooklyn Borough of New York City	IDC facility	January 2016 (7)	30,520

(1)	Employees share office space with Software in Hollywood, California.

(2)	Location contains a data center which we use as a dedicated digital content delivery site.

(3)	Lease has an option to renew for an additional five years with six months prior written notice at the then prevailing market rental rate.

(4)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.

(5)	Lease has an option to renew for one additional three-year term with nine months prior written notice at the then prevailing market rental rate.

(6)
There is no lease renewal provision.  To date, no additional rent has been paid. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and entered into a separate sublease agreement with the third party to sublet the Pavilion Theatre.

(7)	There is no lease renewal provision.

(8)
In addition to this office, employees of CEG currently share office space with BP/KTF, LLC in Woodland Hills, California, which charges CEG for a pro-rated share of office space used.  This office is currently being sub-leased to an unrelated third party through the remaining period of this lease.

(9)
Lease was renewed in February 2009 with a commencement date in June 2009.  Lease has an option to renew for one additional five-year term with nine months prior written notice at the then prevailing market rental rate.

(10)
USM’s previous administrative office lease expired during the fiscal year ended March 31, 2009.  As a result, USM combined their administrative and sales staff offices.  Lease has an option to renew for up to an additional five years with 90 days prior written notice at the then prevailing market rental rate.

(11)
Since May 1, 2007, the IDC facility has been operated by FiberMedia pursuant to a master collocation agreement.  The remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(12)
Commencing in June 2011, the California employees of Software and CEG will relocate to shares office space in Woodland Hills, California. Employees of Phase 1DC and Phase 2 DC will remain in Hollywood, California. Lease has an option to renew for one additional five-year term with nine months prior written notice at the then prevailing market rental rate.

We believe that we have sufficient space to conduct our business for the foreseeable future.  All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any pending, threatened or contemplated litigation.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the Fiscal Years Ended March 31,
	2011		2010
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$3.24	$1.26	$1.72	$0.63
July 1 – September 30	$1.94	$1.17	$1.61	$0.81
October 1 – December 31	$1.80	$1.25	$1.52	$1.02
January 1 – March 31	$2.08	$1.35	$1.89	$1.15
The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on March 31, 2011 was $1.77 per share.  As of March 31, 2011, there less than 150 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and the holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  As of March 31, 2011, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”).  Previously, the Company and its subsidiaries, other than Phase 1 DC and its subsidiaries, were prohibited from paying dividends under the terms of the 10% Senior Notes (the “2007 Senior Notes”).  The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. Prior to September 2010, the Company was prohibited under the terms of the 2010 Note to make such payments. There were $139 of cumulative dividends in arrears on the Preferred Stock at March 31, 2011.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2011.  We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2011	2010	2009	2008	2007
Revenues	$79,915	$69,035	$73,304	$70,749	$35,888
Direct operating (exclusive of depreciation and amortization shown below)	18,152	16,535	17,920	18,848	12,253
Gross margin	61,763	52,500	55,384	51,901	23,635
Selling, general and administrative	19,935	16,134	18,035	22,673	20,383
Provision for doubtful accounts	581	535	517	1,266	798
Research and development.	290	260	229	192	362
Impairment of intangible asset	—	—	—	1,588	—
Impairment of goodwill	—	—	4,565	—	—
Depreciation and amortization of property and equipment	34,437	32,274	31,512	28,018	13,040
Amortization of intangible assets	2,890	2,974	3,368	4,202	2,681
Income (loss) from operations	3,630	323	(2,842)	(6,038)	(13,629)

Interest income	156	313	371	1,406	1,420
Interest expense – cash portion	(24,616)	(29,356)	(21,733)	(21,231)	(6,207)
Interest expense – non-cash, includes accretion of note payable discount	(2,410)	(4,307)	(4,745)	(7,043)	(1,903)
Debt refinancing expense	—	—	—	(1,122)	—
Extinguishment of debt	(4,448)	10,744	—	—	—
Other expense, net	(551)	(734)	(753)	(677)	(417)
Change in fair value of interest rate swap	(1,326)	2,994	(4,529)	—	—
Change in fair value of warrant liability	3,142	(8,463)	—	—	—
Net loss from continuing operations	$(26,423)	$(28,486)	$(34,231)	$(34,705)	$(20,736)
Loss from discontinued operations	(2,813)	(1,022)	(3,137)	(982)	(5,263)
Net loss	$(29,236)	$(29,508)	$(37,368)	$(35,687)	(25,999)

Preferred stock dividends	(394)	(400)	(50)	—	—
Net loss attributable to common shareholders	$(29,630)	$(29,908)	$(37,418)	$(35,687)	$(25,999)
Basic and diluted net loss per share from continuing operations	$(0.86)	$(1.00)	$(1.25)	$(1.36)	$(0.87)
Shares used in computing basic and diluted net loss per share (1)	30,794,102	28,624,154	27,476,420	25,576,787	23,729,763

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2011	2010	2009	2008	2007
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$22,979	$24,193	$26,584	$29,910	$29,555
Working capital	$1,136	$(833)	$5,850	$19,457	$19,341
Total assets	$307,488	$297,147	$322,397	$373,677	$301,727
Notes payable, non-recourse	$192,554	$173,301	$195,448	$210,879	$135,618
Total stockholders' equity	$1,787	$11,292	$38,787	$68,007	$90,805
Other Financial Data (At Period End):
Net cash provided by (used in) operating activities	$30,075	$9,948	$33,818	$(443)	$(19,190)
Net cash used in investing activities	$(41,067)	$(19,394)	$(34,236)	$(96,855)	$(135,277)
Net cash provided by (used in) financing activities	$12,646	$2,712	$(13,409)	$97,577	$147,202
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

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, provides financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company's Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company's Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company's Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.

Since June 2010, the Company has classified certain businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which are all separate reporting units previously included in our former "Other" segment.   In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. Overall, the Company's goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The following organizational chart provides a graphic representation of our business and our three reporting segments:

We have incurred net losses of $29.2 million and $29.5 million in the fiscal years ended March 31, 2011 and 2010, respectively, and until recently, when our cash in operating activities turned positive, we have used cash in operating activities, and we have an accumulated deficit of $197.6 million as of March 31, 2011.  We also have significant contractual obligations related to our debt for the next fiscal year 2012 and beyond. We expect to continue generating net losses for the foreseeable future. Certain of our costs could be reduced if our working capital requirements increased. Based on our cash position at March 31, 2011, and expected cash flows from operations, we believe that we have the ability to meet our obligations through March 31, 2012. In May 2010, we entered into a definitive credit agreement on non-recourse debt in the principal amount of $172.5 million and extinguished an existing credit facility and vendor note.  We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the fiscal years ended March 31, 2011 and 2010, the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets.

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

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2011 and 2010 amounted to $0.6 million and $0.7 million, respectively.

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

In order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

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

The Company then assigns a weighting to the discounted cash flows and market multiple methodologies to derive the fair value of the reporting unit.  The income approach is weighted 70% and the market approach is weighted 30% to derive the fair value of the reporting unit.  The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2011	$—	$—	$4,306	$1,568	$—	$5,874
As of March 31, 2010	$—	$—	$4,306	$1,568	$—	$5,874

Information related to the goodwill allocated to the Company’s discontinued operations can be found in Note 3.

The fair values derived in our impairment testing assume increases in revenue growth and profitability for the fiscal year ended March 31, 2012 and beyond and continued significant growth in revenue and profitability for the Services segment for fiscal year ended March 31, 2012 as a result of increased Systems for our Phase 2 Deployment. The number of Systems, and the use of alternative content on those Systems, are the primary revenue drivers for our goodwill reporting units. Growth in the number of deployed Systems is driven by many factors including audience demand for 3D content, the amount of digital content (including 3D and alternative content such as concerts and sporting events) being made available by the Hollywood studios and content owners, and the adoption rate of digital technology by exhibitors, all of which the Company sees as continuing its strong pace. The strong growth assumed, however, is the primary driver of the use of discount rates comparable to those typically applied to early-stage, venture capital backed companies.

For the fiscal years ended March 31, 2011 and 2010, no impairment charge was recorded for goodwill related to the Company's continued operations.

As of March 31, 2011, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  For the fiscal years ended March 31, 2011 and 2010, no impairment charge was recorded for intangible assets.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are paid from VPFs over approximately one year.  Additionally, the Company recognizes activation fee revenue on Phase 2 DC Systems upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the the fiscal years ended March 31, 2011 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $0.5 million and $1.3 million, respectively.

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

Managed Services' revenues, which consisted of monthly recurring billings pursuant to network monitoring and maintenance contracts, were recognized as revenues in the period the services were provided, and other non-recurring billings were recognized on a time and materials basis as revenues in the period in which the services were provided.

Other revenues, attributable to the Access Digital Server Assets, which consisted of monthly recurring billings for hosting and network access fees, were recognized as revenues in the period the services were provided.

Results of Continuing Operations for the Fiscal Years Ended March 31, 2011 and 2010

Revenues

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$43,431	$43,820	(1)%
Phase II Deployment	6,481	1,565	314%
Services	14,593	8,024	82%
Content & Entertainment	15,410	15,626	(1)%
	$79,915	$69,035	16%
Revenues increased $10.9 million or 16%.  The net decrease in revenues in the Phase I Deployment segment was attributable to the final contractual 7% reduction in VPF rates starting in November 2010 and was offset by a greater number of VPFs during the fiscal year ended March 31, 2011 compared to the prior year as the number of movies released and the breadth of their release increased.  The increase in revenues in the Phase II Deployment segment was due to the increased number of Phase 2 DC’s financed Systems installed and ready for content to 785 at March 31, 2011 from 160 at March 31, 2010. The 82% increase in revenues in the Services segment was primarily due to (i) a 57% increase in DMS revenues, as DMS maintained its movie studio feature delivery customers and experienced growth in the number of digital delivery sites as overall industry digital site installations rapidly increased; (ii) Phase 2 DC installation and service fees for a total of 1,859 additional Phase 2 DC Systems deployed in this fiscal year through the Exhibitor-Buyer Structure as well as Cinedigm provided non-recourse financing; (iii) Phase 1 DC service fees earned; and (iv) a 38% increase in Software revenues related to increased Phase II Deployment license and maintenance fees offset by a modest decrease in other software license fees.

As of March 31, 2011 Cinedigm services, through its Phase 2 deployment subsidiary and third party exhibitor-buyer customers, had installed a total of 2,195 Phase 2 DC screens in comparison to 336 at March 31, 2010 . We expect digital cinema related service fees tied to continued growth in deployments, DMS delivery and software license revenues and software license and maintenance fees to increase as additional Phase 2 DC Systems are installed in the next fiscal year, as well as additional software customers implement current contracts ,new customers are secured and exhibitor installations are completed.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues increased 9% and national advertising revenues generated by the partnership with Screenvision increased 15% offset by reduced inter-company barter revenues.  Both of these increases reflect improved overall advertising conditions and operating improvements undertaken within USM’s sales force.  CEG’s content distribution revenues decreased 76% as the prior year included $1.8 million of content distribution-related revenues earned by CEG from a number of independent film, live events and concerts.  We expect the addition of Chris McGurk as our new CEO will improve these results and recent customers wins, including the Memento re-release with Lionsgate, the Foo Fighters documentary and Live 3D concert, the upcoming distribution of John Carpenters's The Ward and the documentary Life in a Day in partnership with NatGeo and YouTube, highlight this change in momentum and our expected renewed growth. The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. In addition to the distribution of independent motion pictures, the Company also expects that with its implementation of the CineLiveSM product into movie theatres, CEG’s revenues will increase from the distribution of live 2D and 3D content such as concerts and sporting events.

Direct Operating Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$362	$368	(2)%
Phase II Deployment	185	115	61%
Services	8,599	5,842	47%
Content & Entertainment	9,006	10,210	(12)%
	$18,152	$16,535	10%
Direct operating expenses increased $1.6 million or 10%.  The increase in direct operating costs in the Phase II Deployment segment was due to Phase 2 DC costs related mainly to additional insurance and real estate property taxes due to the increased number of Phase 2 DC’s financed Systems installed and ready for content.  The increase in the Services segment was primarily related to the overall growth in revenue of all of those units, including start-up trailer delivery expense within DMS not incurred in the prior year, additional costs incurred in support of the Phase II Deployment and the allocation of costs to our Services Company, which were shown within the Phase I Deployment segment in the prior year.  The decrease in the Content & Entertainment segment was primarily related to reduced advertising and marketing costs in CEG related to its reduced release schedule during this fiscal year. We expect these expenses to increase in the next fiscal year tied to additional digital cinema installations, the growth in the CEG release schedule and growth in the USM screen advertising customer base.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$35	$366	(90)%
Phase II Deployment	49	551	(91)%
Services	4,196	2,731	54%
Content & Entertainment	6,419	5,321	21%
Corporate	9,236	7,165	29%
	$19,935	$16,134	24%
Selling, general and administrative expenses increased $3.8 million or 24%. The decrease in selling, general and administrative expenses in the Phase I and Phase II Deployment segments was primarily due to prior year costs now being allocated to our Servicer Co.  The increase in the Services segment was mainly due to costs now being allocated from the Phase I and Phase II Deployment segments in addition to a planned increased staffing level within the Digital Cinema Services and Software to successfully manage its growth in revenues. The increase in the Content & Entertainment segment was related to expected increased staffing levels within the sales force at USM. The increase within Corporate was due to one-time transition costs related to the retirement of our CEO and search for a new CEO of $1.4 million, increased travel costs, increased healthcare and other benefits costs and additional stock-based awards granted since March 31, 2010 which vest equally over a three year period in addition to the expenses associated with the accelerated vesting and extension of the exercise period for certain stock-based awards related to the retirement of the Company's CEO, resulting in an additional $0.3 million of stock-based compensation expense.  During the year ended March 31, 2011, the Company took actions to reduce on-going corporate overhead including the elimination of several corporate positions and a reduction in other discretionary spending. The annualized net savings from these actions total approximately $0.5 million and will impact our results beginning with first quarter in fiscal 2012.  As of March 31, 2011 and 2010 and excluding employees in our discontinued operations, we had 193 and 170 employees, of which 5 and 3 were part-time employees and 63 and 55 were salespersons, respectively.  We expect selling, general and administrative expenses to grow less than revenue growth and tied to the expected growth in all of our units as digital cinema installations, software revenues and content events increase in fiscal year 2012.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$28,556	$28,557	—
Phase II Deployment	3,170	1,038	205%
Services	2,011	1,804	11%
Content & Entertainment	662	843	(21)%
Corporate	38	32	19%
	$34,437	$32,274	7%
Depreciation and amortization expense increased $2.2 million or 7%.  The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems. The increase in the Services segment represents depreciation on the increased number of satellite systems installed for DMS. The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at March 31, 2011.  We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$9,986	$20,260	(51)%
Phase II Deployment	1,524	737	107%
Services	25	69	(64)%
Content & Entertainment	9	11	(18)%
Corporate	15,482	12,586	23%
	$27,026	$33,663	(20)%
Interest expense decreased $6.6 million or 20%. Total interest expense included $24.6 million and $29.4 million of interest paid and accrued for the fiscal years ended March 31, 2011 and 2010, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the refinancing of the GE Credit Facility into the 2010 Term Loans.  We expect Phase I Deployment interest expense to decrease significantly as we reduced the interest on Phase 1 DC's debt to 3 Month LIBOR plus 375 basis points above a 1.75% LIBOR floor from 650 basis points above a 2.00% LIBOR floor.   Interest increased within the Phase II Deployment segment related to the non-recourse KBC Facilities to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2012. The increase in interest paid and accrued within Corporate related to the 2010 Note remaining outstanding for the full fiscal year after its issuance in August 2009.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  The cash interest has been paid through a funded interest reserve account which will support the payment of interest on the 2010 note into September 2011.

Non-cash interest expense was $2.4 million and $4.3 million for the fiscal years ended March 31, 2011 and 2010, respectively.  The decrease in the non-cash interest related to the cessation of interest payments on the 2007 Senior Notes upon their cancellation in August 2009 offset by accretion of $2.1 million on the note payable discount associated with the 2010 Note will continue over the term of the 2010 Note.

Extinguishment of note payable

The loss on the extinguishment of note payable was $4.4 million for the fiscal year ended March 31, 2011, which resulted from the satisfaction of the GE Credit Facility related to the write-off of unamortized debt issuance costs of $3.3 million and a prepayment penalty of $1.1 million.

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

Change in fair value of interest rate swap

The change in fair value of the interest rate swap was a loss of $1.3 million and a gain of $3.0 million for the fiscal years ended March 31, 2011 and 2010, respectively.  The gain in 2010 for the swap agreement related to the GE Credit Facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which will become effective on June 15, 2011 and resulted in a loss of $1.3 million for the fiscal year ended March 31, 2011.

Change in fair value of warrant liability

The change in fair value of warrants issued to Sageview Capital LP (“Sageview”), related to the 2010 Note, was a gain of $3.1 million and a loss of $8.5 million for the fiscal years ended March 31, 2011 and 2010, respectively.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, which are dedicated to servicing the non-recourse debt of the Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 10 Segment Information for further details). The Company's Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) was $0.5 million for the fiscal year ended March 31, 2011 compared to a loss of $(4.9) million for the fiscal year ended March 31, 2010. Based on the expected Phase 2 DC Systems planned for deployment during the upcoming fiscal year, as well as growth in our other units, the Company expects Adjusted EBITDA performance to continue to improve during the upcoming fiscal year 2012, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Fiscal Years Ended March 31,
($ in thousands)	2011	2010
Net loss from continuing operations	$(26,423)	$(28,486)
Add Back:
Amortization of software development	636	659
Depreciation and amortization of property and equipment	34,437	32,274
Amortization of intangible assets	2,890	2,974
Interest income	(156)	(313)
Interest expense	27,026	33,663
Extinguishment of note payable	4,448	(10,744)
Other expense, net	551	734
Change in fair value of interest rate swap	1,326	(2,994)
Change in fair value of warrants	(3,142)	8,463
Stock-based expenses	104	—
Stock-based compensation	2,267	1,467
Non-recurring CEO transition expenses	1,403	—
Adjusted EBITDA	$45,367	$37,697

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(31,726)	(29,595)
Amortization of intangible assets	(46)	(46)
Stock-based compensation	—	(74)
Income from operations	(17,401)	(14,344)
Intersegment services fees earned (1)	4,293	1,475
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$487	$(4,887)

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

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This will be effective for the Company for the interim period starting April 1, 2013.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 18,000 of the domestic screens are equipped with digital cinema technology, and 5,919 of those screens contain our Systems and software. We anticipate the vast majority of the industry’s screens to be converted to digital in the next 2-3 years, and we have announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 2,195 Systems have been installed as of March 31, 2011. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of March 31, 2011, has been drawn down $45.6 million on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $43.9 million.

As of March 31, 2011, we had positive working capital, defined as current assets less current liabilities, of $1.1 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $23.0 million.

Operating activities provided net cash of $30.1 million and $9.9 million or the fiscal years ended March 31, 2011 and 2010, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to grow modestly as we continue to deploy Phase 2 Systems. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $41.1 million and $19.4 million for the fiscal years ended March 31, 2011 and 2010, respectively. The increase was due to Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments though this will be fully funded by additional non-recourse debt. The Company does not fund the purchase of Phase 2 DC systems with its own capital.

Financing activities provided net cash of $12.6 million and $2.7 million for the fiscal years ended March 31, 2011 and 2010,

respectively.  The increase in cash provided was due to the proceeds from the 2010 Term Loans and the proceeds from the KBC Facilities for Systems for our Phase II Deployment offset by the repayment of the GE Credit Facility and Vendor Note and debt issuance costs paid resulting from the 2010 Term Loans.  Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

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

The following table summarizes our significant contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations ($ in thousands)	Total	2012	2013 & 2014	2015 & 2016	Thereafter
Long-term recourse debt (1)	$111,594	$142	$6	$111,446	$—
Long-term non-recourse debt (2)	194,014	28,483	63,561	69,761	32,209
Capital lease obligations (3)	61	43	18	—	—
Debt-related obligations, principal	305,669	28,668	63,585	181,207	32,209
Interest on recourse debt (4)	22,811	6,163	13,882	2,766	—
Interest on non-recourse debt	30,273	9,086	13,506	6,832	849
Interest on capital leases	5	4	1	—	—
Total interest	53,089	15,253	27,389	9,598	849
Total debt-related obligations	$358,758	$43,921	$90,974	$190,805	$33,058
Operating lease obligations (5)	$5,064	$1,318	$2,088	$1,628	$30
Theatre agreements (6)	16,827	4,008	5,294	4,774	2,751
Obligations to be included in operating expenses	21,891	5,326	7,382	6,402	2,781
Purchase obligations (7)	8,087	8,087	—	—	—
Total	$388,736	$57,334	$98,356	$197,207	$35,839
Total non-recourse debt including interest	$224,287	$37,569	$77,067	$76,593	$33,058

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $26.1 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Excludes the capital lease related to the Pavilion Theatre. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it will not be operated by the Company. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation, which aggregates $5.6 million, and the related assets under the capital lease will remain with the Company subsequent to March 31, 2011. In conjunction with the sale, the Company entered into a sublease agreement with the third party purchaser to sublet the Pavilion Theatre and the Company expects to account for the sublease as an operating lease.

(4)	Includes the remaining interest of approximately $2.2 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(5)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $3.4 million.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(6)
Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising and funded through advertising contracts with local, regional and national advertisers.

(7)	Includes $5.0 million for additional Phase II Systems to be purchased from Barco with funds from the increase in the non-recourse KBC Facility.

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

In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it will not be operated by the Company. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation and related assets under the capital lease will remain with the Company subsequent to March 31, 2011. In conjunction with the sale, the Company entered into a sublease agreement with the third party purchaser to sublet the Pavilion Theatre and the Company expects to account for the sublease as an operating lease.

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

We have audited the accompanying consolidated balance sheets of Cinedigm Digital Cinema Corp. (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ EisnerAmper LLP

Edison, New Jersey
June 10, 2011

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$10,748	$9,094
Restricted available-for-sale investments	6,480	5,927
Accounts receivable, net	19,701	13,265
Deferred costs, current portion	2,720	3,046
Unbilled revenue, current portion	6,939	4,335
Prepaid and other current assets	1,179	1,320
Note receivable, current portion	445	737
Assets held for sale	4,593	8,231
Total current assets	52,805	45,955
Restricted available-for-sale investments	—	2,004
Restricted cash	5,751	7,168
Security deposits	178	254
Property and equipment, net	224,496	215,601
Intangible assets, net	4,873	7,719
Capitalized software costs, net	3,767	3,831
Goodwill	5,874	5,874
Deferred costs, net of current portion	7,570	6,763
Unbilled revenue, net of current portion	834	964
Note receivable, net of current portion	1,296	816
Accounts receivable, net of current portion	44	198
Total assets	$307,488	$297,147

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	March 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,232	$7,761
Current portion of notes payable, non-recourse	28,483	26,508
Current portion of notes payable	142	185
Current portion of capital leases	43	126
Current portion of deferred revenue	6,687	5,881
Current portion of customer security deposits	60	12
Liabilities as part of assets held for sale	6,022	6,315
Total current liabilities	51,669	46,788
Notes payable, non-recourse, net of current portion	164,071	146,793
Notes payable, net of current portion	78,175	69,669
Capital leases, net of current portion	18	38
Warrant liability	—	19,195
Interest rate swap	1,971	1,535
Deferred revenue, net of current portion	9,788	1,828
Customer security deposits, net of current portion	9	9
Total liabilities	305,701	285,855
Commitments and contingencies (see Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 and 8 shares issued and outstanding at March 31, 2011 and March 31, 2010, respectively. Liquidation preference $3,698	3,250	3,583
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 32,320,287 and 28,104,235 shares issued and 32,268,847 and 28,052,795 shares outstanding at March 31, 2011 and March 31, 2010, respectively	32	28
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 25,000 and 733,811 shares issued and outstanding, at March 31, 2011 and March 31, 2010, respectively	—	1
Additional paid-in capital	196,420	175,937
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(197,648)	(168,018)
Accumulated other comprehensive loss	(95)	(67)
Total stockholders’ equity	1,787	11,292
Total liabilities and stockholders’ equity	$307,488	$297,147

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Years Ended March 31,
	2011	2010
Revenues	$79,915	$69,035
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	18,152	16,535
Selling, general and administrative	19,935	16,134
Provision for doubtful accounts	581	535
Research and development	290	260
Depreciation and amortization of property and equipment	34,437	32,274
Amortization of intangible assets	2,890	2,974
Total operating expenses	76,285	68,712
Income from operations	3,630	323
Interest income	156	313
Interest expense	(27,026)	(33,663)
(Loss) gain on extinguishment of debt	(4,448)	10,744
Other expense, net	(551)	(734)
Change in fair value of interest rate swap	(1,326)	2,994
Change in fair value of warrant liability	3,142	(8,463)
Net loss from continuing operations	$(26,423)	$(28,486)
Loss from discontinued operations	(2,813)	(1,022)
Net loss	(29,236)	(29,508)
Preferred stock dividends	(394)	(400)
Net loss attributable to common stockholders	$(29,630)	$(29,908)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(0.86)	$(1.00)
Loss from discontinued operations	(0.09)	(0.03)
	$(0.95)	$(1.03)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	30,794,102	28,624,154

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(29,236)	$(29,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	—	19
Gain from sale of the information technology services operation	(622)	—
Depreciation and amortization of property and equipment and amortization of intangible assets	37,327	36,013
Amortization of capitalized software costs	636	659
Amortization of debt issuance costs included in interest expense	2,040	2,059
Provision for doubtful accounts	581	535
Stock-based compensation	2,265	1,481
Non-cash interest expense	—	2,934
Accretion of note payable discount included in interest expense	2,410	1,373
Change in fair value of interest rate swap	1,326	(2,994)
Change in fair value of warrant liability	(3,142)	8,463
Realized loss on restricted available-for-sale investments	87	32
Interest expense added to note payable	6,502	3,880
Extinguishment of note payable	4,448	(10,744)
Changes in operating assets and liabilities:
Accounts receivable	(6,862)	(76)
Unbilled revenue	19	(966)
Prepaid expenses and other current assets	(2,474)	80
Other assets	4,000	110
Accounts payable and accrued expenses	1,937	(4,246)
Deferred revenue	8,784	1,098
Other liabilities	49	(254)
Net cash provided by operating activities	30,075	9,948
Cash flows from investing activities
Purchases of property and equipment	(43,306)	(14,229)
Purchases of intangible assets	(45)	—
Additions to capitalized software costs	(572)	(838)
Sales/maturities of restricted available-for-sale investments	6,115	3,446
Purchase of restricted available-for-sale investments	(4,676)	(11,361)
Restricted cash	1,417	3,588
Net cash used in investing activities	(41,067)	(19,394)
Cash flows from financing activities
Repayment of notes payable	(35,646)	(43,180)
Proceeds from notes payable	170,775	76,513
Repayment of credit facilities	(155,042)	(32,288)
Proceeds from credit facilities	37,601	8,884
Payments of debt issuance costs	(5,987)	(6,234)
Principal payments on capital leases	(130)	(952)
Costs associated with issuance of Series A preferred stock	—	(8)
Net proceeds from issuance of Class A common stock	1,141	—
Costs associated with issuance of Class A common stock	(66)	(23)
Net cash provided by financing activities	12,646	2,712
Net change in cash and cash equivalents	1,654	(6,734)
Cash and cash equivalents at beginning of year	9,094	15,828
Cash and cash equivalents at end of year	$10,748	$9,094

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balances as of March 31, 2009	8	$3,476	27,544,315	$27	733,811	$1	(51,440)	$(172)	$173,565	$(138,110)	$—	$38,787
Other comprehensive loss: Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	(67)	(67)	(67)
Issuance of common stock in connection with the vesting of restricted stock	—	—	139,920	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services in connection with the issuance of 2009 Notes	—	—	200,000	1	—	—	—	—	197	—	—	198
Issuance of common stock in payment of interest on the 2007 Senior Notes	—	—	220,000	—	—	—	—	—	405	—	—	405
Accretion of preferred stock dividends	—	107	—	—	—	—	—	—	(107)	—	—	—
Costs associated with issuance of Series A preferred stock	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Issuance of common stock warrants in connection with the issuance of 2009 Notes	—	—	—	—	—	—	—	—	427	—	—	427
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(400)	—	(400)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	—	—	—	—	—	—	1,481	—	—	1,481
Net loss	—	—	—	—	—	—	—	—	—	(29,508)	—	(29,508)	(29,508)
Balances as of March 31, 2010	8	$3,583	28,104,235	$28	733,811	$1	(51,440)	$(172)	$175,937	$(168,018)	$(67)	$11,292	$(29,575)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balances as of March 31, 2010	8	$3,583	28,104,235	$28	733,811	$1	(51,440)	$(172)	$175,937	$(168,018)	(67)	$11,292
Other comprehensive loss: Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)	(28)
Issuance of common stock in connection with the exercise of warrants	—	—	1,048,633	1	—	—	—	—	440	—	—	441
Issuance of common stock in connection with the cashless exercise of warrants	(1)	(441)	700,000	1	—	—	—	—	440	—	—	—
Issuance of common stock in connection with the vesting of restricted stock	—	—	399,898	—	—	—	—	—	—	—	—	—
Issuance of common stock for the services of Directors	—	—	267,068	—	—	—	—	—	—	—	—	—
Issuance of common stock in payment of preferred stock dividends	—	—	476,776	1	—	—	—	—	654	—	—	655
Issuance of common stock for professional services of third parties	—	—	68,028	—	—	—	—	—	104	—	—	104
Issuance of common stock in connection with the issuance of stock purchase agreements	—	—	483,278	—	—	—	—	—	700	—	—	700
Conversion of Class B to Class A	—	—	708,811	1	(708,811)	(1)	—	—	—	—	—	—
Issuance of common stock for payment of bonus	—	—	63,560	—	—	—	—	—	—	—	—	—
Fair value of warrant liability upon the effectiveness of a registration statement	—	—	—	—	—	—	—	—	16,054	—	—	16,054
Accretion of preferred stock dividends	—	108	—	—	—	—	—	—	(108)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(394)	—	(394)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(66)	—	—	(66)
Stock-based compensation	—	—	—	—	—	—	—	—	2,265	—	—	2,265
Net loss	—	—	—	—	—	—	—	—	—	(29,236)	—	(29,236)	(29,236)
Balances as of March 31, 2011	7	$3,250	32,320,287	$32	25,000	$—	(51,440)	$(172)	$196,420	$(197,648)	$(95)	$1,787	$(29,264)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
($ in thousands, except for per share data)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

During the quarter ended June 30, 2010, the Company modified how its decision makers review and allocate resources to operating segments, which resulted in revised reportable segments, but did not impact our consolidated financial position, results of operations or cash flows.  We realigned our focus to four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite, hard drive and broadband to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company's Content & Entertainment segment provides content marketing and distribution services to alternative and independent film content owners and to theatrical exhibitors and in-theatre advertising.

Since June 2010, the Company has classified certain businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which are all separate reporting units previously included in our former "Other" segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party (see Note 15). Additional information on the discontinued operations can be found in Note 3.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reportable segments can be found in Note 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2011 and 2010, the Company incurred net losses of $29,236 and $29,508, respectively. For the fiscal years ended March 31, 2011 and 2010, the Company’s operating activities provided cash of $30,075 and $9,948, respectively. The Company has an accumulated deficit of $197,648 as of March 31, 2011. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2012 and beyond.  Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at March 31, 2011, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through March 31, 2012. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.

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

RECLASSIFICATION

The assets and liabilities of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as assets held for sale and discontinued operations for all periods presented.  The March 31, 2010 consolidated balance sheet and statement of operations were reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company maintains bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 6), the Company was required to segregate a portion of the proceeds into marketable securities which will be used to pay interest over the first two years.  The Company classifies the marketable securities as restricted available-for-sale investments and accordingly, these investments are recorded at fair value.

In connection with the $172,500 term loans issued in May 2010 (see Note 6), the Company segregated $3,873 of the proceeds into an account to be used to fund the purchase of satellite equipment for DMS.

Restricted available-for-sale investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. As of March 31, 2011, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive loss in the consolidated financial statements.  Realized gains and losses are recorded in the consolidated statements of operations when securities mature or are redeemed.  During the fiscal years ended March 31, 2011 and 2010, the Company recognized realized losses of $87 and $32, respectively.

The carrying value and fair value of restricted available-for-sale investments were as follows:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$710	$—	$(42)	$668
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,270	—	(51)	1,219
Corporate debt securities	—	—	—	—
Other interest bearing securities	4,595	—	(2)	4,593
	$6,575	$—	$(95)	$6,480

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,709	$1	$(29)	$2,681
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,395	—	(36)	4,359
Corporate debt securities	506	—	(1)	505
Other interest bearing securities	388	—	(2)	386
	$7,998	$1	$(68)	$7,931

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.  Other deferred costs are advertising production, post production and technical support costs related to developing and displaying advertising that are expensed in conjunction with advertising revenue under advertising contracts.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value.  In May 2010, the Company settled the interest rate swap in place with the GE Credit Facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest

Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity) or in the consolidated statement of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps were recorded in the consolidated statements of operations (see Note 6).

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,748	$—	$—	$10,748
Restricted available-for-sale investments	668	5,812	—	6,480
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,971)	—	(1,971)
	$17,167	$3,841	$—	$21,008

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,094	$—	$—	$9,094
Restricted available-for-sale investments	153	7,778	—	7,931
Restricted cash	7,168	—	—	7,168
Interest rate swap	—	(1,535)	—	(1,535)
Warrant liability	—	—	(19,195)	(19,195)
	$16,415	$6,243	$(19,195)	$3,463

The reconciliation of the Level 3 warrant liability is as follows:

Balance at March 31, 2010	$19,195
Change in fair value of warrant liability included in earnings	(3,142)
Transfer out of Level 3 to stockholders' equity	(16,053)
Balance at March 31, 2011	$—

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates the fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2011, the estimated fair value of the Company’s fixed rate debt was $102,985, compared to a carrying amount of $79,562.  At March 31, 2011 the estimated fair value of the Company’s variable rate debt was $193,218, compared to a carrying amount of $191,309.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

CONCENTRATIONS OF CREDIT RISK

The Company’s customer base is primarily throughout the United States.  The Company routinely assesses the financial strength of its customers and the status of its accounts receivable and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a result, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  For the fiscal years ended March 31, 2011 and 2010, no impairment charge was recorded for long-lived assets.

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

In order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

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

The Company then assigns a weighting to the discounted cash flows and market multiple methodologies to derive the fair value of the reporting unit.  The income approach is weighted 70% and the market approach is weighted 30% to derive the fair value of the reporting unit.  The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2011	$—	$—	$4,306	$1,568	$—	$5,874
As of March 31, 2010	$—	$—	$4,306	$1,568	$—	$5,874

Information related to the goodwill allocated to the Company’s discontinued operations can be found in Note 3.

The fair values derived in our impairment testing assume increases in revenue growth and profitability for the fiscal year ended March 31, 2012 and beyond and continued significant growth in revenue and profitability for the Services segment for fiscal year ended March 31, 2012 as a result of increased Systems for our Phase 2 Deployment. The number of Systems, and the use of alternative content on those Systems, are the primary revenue drivers for our goodwill reporting units. Growth in the number of deployed Systems is driven by many factors including audience demand for 3D content, the amount of digital content (including 3D and alternative content such as concerts and sporting events) being made available by the Hollywood studios and content owners, and the adoption rate of digital technology by exhibitors, all of which the Company sees as continuing its strong pace. The strong growth assumed, however, is the primary driver of the use of discount rates comparable to those typically applied to early-stage, venture capital backed companies.

For the fiscal years ended March 31, 2011 and 2010, no impairment charge was recorded for goodwill related to the Company's continued operations.

As of March 31, 2011, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  For the fiscal years ended March 31, 2011 and 2010, no impairment charge was recorded for intangible assets.

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

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2011 and 2010 amounted to $636 and $659, respectively.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are paid from VPFs over approximately one year.  Additionally, the Company recognizes activation fee revenue on Phase 2 DC Systems upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the the fiscal years ended March 31, 2011 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $499 and $1,250, respectively.

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

Managed Services' revenues, which consisted of monthly recurring billings pursuant to network monitoring and maintenance contracts, were recognized as revenues in the period the services were provided, and other non-recurring billings were recognized on a time and materials basis as revenues in the period in which the services were provided.

Other revenues, attributable to the Access Digital Server Assets, which consisted of monthly recurring billings for hosting and network access fees, were recognized as revenues in the period the services were provided.

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

STOCK-BASED COMPENSATION

For the fiscal years ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $2,265 and $1,481, respectively.  During the three months ended June 30, 2010, certain stock-based awards were accelerated upon the retirement of the former CEO, which resulted in recognition of $266 of additional stock-based compensation expense.

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2011 and 2010 was $0.92 and $0.70, respectively.  There were no stock options exercised during the fiscal years ended March 31, 2011 and 2010.

In December 2010, the Company hired a new CEO and issued options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche vest on January 3 of each of 2012, 2013 and 2014 and all of the options have a term of ten (10) years. These options were issued outside of the Company’s equity incentive plan as an inducement for entering into employment with the Company. The weighted-average grant-date fair value of these options granted was $0.81.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	As of March 31,
Assumptions for Option Grants	2011	2010
Range of risk-free interest rates	1.4% – 2.3%	2.3% – 2.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	77.8% – 78.8%	77.1% – 77.6%

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

Employee stock-based compensation expense, including amounts as part of discontinued operations, related to the Company’s stock-based awards was as follows:

	For the Fiscal Years Ended March 31,
	2011	2010
Direct operating	$54	$68
Selling, general and administrative	2,161	1,372
Research and development	50	41
	$2,265	$1,481

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

The Company recognizes a tax benefit from uncertain positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents.  The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At March 31, 2011 and 2010, the Company did not recognize any tax benefits from uncertain tax positions.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the fiscal years ended March 31, 2011 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 23,845,571 shares and 24,353,517 shares as of March 31, 2011 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

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

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This will be effective for the Company for the interim period starting April 1, 2013.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, is no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010 and classified the Pavilion Theatre as assets held for sale in the year ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the year ended March 31, 2010 and all subsequent periods.

During the quarter ended September 30, 2010, the Company experienced a reduction in its estimated sales price of the Pavilion Theatre as well as decline in its operating performance. Accordingly, the Company recorded a goodwill impairment charge of $1,763. As of March 31, 2011, there was no goodwill associated with the Pavilion Theatre.

In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre for $150 and from that point forward, it will not be operated by the Company. Based on the final sales price, the Company recognized a long-lived asset impairment charge of $730 in the fourth quarter.

In addition, assets held for sale and discontinued operations includes Managed Services and Access Digital Server Assets. In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in a note receivable under a 46-month service agreement (the "Managed Services Agreement"). The note receivable will be repaid through service credits pursuant to the Managed Services Agreement under which the buyer will continue to perform certain information technology related services for the Company. The Access Digital Server Assets currently host the Company's websites, and provide networking and other information technology services to the Company. If there is an event of default by the buyer or if the Managed Services Agreement is terminated pursuant to its terms, the buyer would be required to pay all of the then outstanding (unused) service credits in cash, with immediate acceleration. The results of the Other segment have been reported in discontinued operation for the fiscal year ended March 31, 2011, and all prior period presentation has been reclassified accordingly.

The assets and liabilities held for sale were comprised of the following:

	As of March 31,
	2011	2010
Accounts receivable, net	$117	$348
Prepaid expenses and other current assets	135	323
Security deposits	39	65
Property and equipment, net	4,302	5,334
Intangible assets, net	—	11
Goodwill	—	2,150
Assets held for sale	$4,593	$8,231
Accounts payable and accrued expenses	$437	$456
Customer security deposits	—	49
Capital leases	5,580	5,792
Deferred revenue	5	18
Liabilities as part of assets held for sale	$6,022	$6,315

At March 31, 2011, the assets and liabilities held for sale are comprised entirely of the assets and liabilities of the Pavilion Theatre.

Certain assets and liabilities of the Pavilion Theatre were sold in May 2011 (see Note 15). The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation and related assets under the capital lease will remain with the Company subsequent to March 31, 2011.

The results of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Fiscal Years Ended March 31,
	2011	2010
Revenues	$5,261	$8,870
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	4,560	7,187
Selling, general and administrative	425	858
Provision for doubtful accounts	46	—
Loss on disposal of asset	120	—
Impairment of goodwill	1,763	—
Impairment of long-lived assets	730	—
Gain from sale of the information technology services operation	(622)	—
Depreciation of property and equipment	48	762
Amortization of intangible assets	1	3
Total operating expenses	7,071	8,810
(Loss) income from operations	(1,810)	60
Interest expense	(1,003)	(1,035)
Other expense, net	—	(47)
Loss from discontinued operations	$(2,813)	$(1,022)

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	As of March 31,
	2011	2010
Cash in banks	$10,748	$5,860
Money market funds	—	3,234
Total cash and cash equivalents	$10,748	$9,094

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following

	As of March 31,
	2011	2010
Trade receivables	$20,433	$14,221
Allowance for doubtful accounts	(732)	(956)
Total accounts receivable, net	$19,701	$13,265

RESTRICTED CASH

Restricted cash consisted of the following:

	As of March 31,
	2011	2010
Interest reserve account related to the GE Credit Facility	$—	$6,913
Interest reserve account related to the 2010 Term Loans	5,751	—
Bank certificate of deposit underlying an outstanding bank standby letter of credit for an office space lease	—	255
	$5,751	$7,168

Information related to each specific interest reserve account can be found in Note 6.

PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	As of March 31,
	2011	2010
Leasehold improvements	$803	$803
Computer equipment and software	5,627	5,233
Digital cinema projection systems	339,664	297,227
Other projection system equipment	4,078	3,999
Machinery and equipment	14,043	13,625
Furniture and fixtures	575	575
Vehicles	83	83
	364,873	321,545
Less - accumulated depreciation and amortization	(140,377)	(105,944)
Total property and equipment, net	$224,496	$215,601

Leasehold improvements consist primarily of costs incurred at DMS and for the offices of Software.  Computer equipment and software consists primarily of software from the Software Acquisition, a software license for Philips’ Cinefence software and internal use software.  Digital cinema projection systems consist entirely of equipment purchased in connection with the Phase I and Phase II Deployments.  The 2010 Term Loans are non-recourse to the Company and are secured by a first priority perfected security interest on all of the digital cinema projection systems of Phase 1 DC (see Note 6).  Other projection system equipment consists entirely of equipment in the USM operations.  Machinery and equipment consists primarily of satellite equipment purchased in connection with the Phase I and Phase II Deployments and equipment from the FiberSat Acquisition.  For the fiscal years ended March 31, 2011 and 2010, total depreciation and amortization of property and equipment amounted to $34,437 and $32,274, respectively.  For the fiscal years ended March 31, 2011 and 2010, the amortization of the Company’s capital leases, and included in depreciation and amortization of property and equipment, amounted to $337 and $281, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$126	$(87)	$39	3
Corporate trade names	859	(805)	54	2-10
Customer relationships and contracts	11,148	(10,382)	766	3-5
Theatre relationships	7,125	(3,179)	3,946	10-12
Covenants not to compete	2,289	(2,221)	68	3-5
	$21,547	$(16,674)	$4,873

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$81	$(81)	$—	3
Corporate trade names	859	(760)	99	2-10
Customer relationships and contracts	11,148	(8,381)	2,767	3-5
Theatre relationships	7,125	(2,475)	4,650	10-12
Covenants not to compete	2,289	(2,086)	203	3-5
	$21,502	$(13,783)	$7,719

For the fiscal years ended March 31, 2011 and 2010, amortization expense amounted to $2,890 and $2,974, respectively.  The Company did not record any impairment of intangible assets during the fiscal years ended March 31, 2011 and 2010.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2012	$1,589
2013	$732
2014	$721
2015	$704
2016	$704

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2011	2010
Capitalized software	$8,205	$7,633
Less - accumulated amortization	(4,438)	(3,802)
Total capitalized software costs, net	$3,767	$3,831

For the years ended March 31, 2011 and 2010, amortization of capitalized software costs, which is included in direct operating costs, amounted to $636 and $659, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2011	2010
Accounts payable	$5,847	$2,487
Accrued compensation and benefits	1,691	1,259
Accrued taxes payable	199	192
Interest payable	82	841
Accrued theatre advertising agreements	741	943
Accrued other expenses	1,672	2,039
Total accounts payable and accrued expenses	$10,232	$7,761

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2011		As of March 31, 2010
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Note	$—	$—	$37	$—
Exhibitor Install Notes	107	608	92	816
FiberMedia Note	—	—	584	—
Managed Services Note	330	688	—	—
Other	8	—	24	—
	$445	$1,296	$737	$816

In March 2006, in connection with Phase 1 DC’s Phase I Deployment, the Company issued to a certain motion picture exhibitor a 7.5% note receivable for $231 (the “Exhibitor Note”), in return for the Company’s payment for certain financed digital projectors.  The Exhibitor Note required monthly principal and interest payments through September 2010.  During the fiscal year ended March 31, 2011, the Exhibitor Note was repaid in full.

In connection with Phase 1 DC’s Phase I Deployment, the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of March 31, 2011 and 2010, the outstanding balance of the Exhibitor Install Notes was $715 and $908, respectively.

In January 2010, FiberMedia issued to Company a 10% note receivable for $584 (the “FiberMedia Note”) related to certain expenses FiberMedia is required to repay to the Company under a master collocation agreement of the IDCs. During the fiscal year ended March 31, 2011, the FiberMedia Note was repaid in full.

In August 2010, in connection with the sale of Managed Services and the Access Digital Server Assets the Company entered into a $1,150 note receivable (the "Managed Services Note") as part of the purchase price. The Managed Services Note is being repaid through service credits applied against the Managed Services Note under the Managed Services Agreement. As of March 31, 2011, the outstanding balance of the Managed Services Note was $1,018.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2011		As of March 31, 2010
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Vendor Note	$—	$—	$—	$9,600
GE Credit Facility	—	—	25,129	128,600
2010 Term Loans, net of debt discount	24,151	123,262	—	—
KBC Facilities	4,191	39,705	1,269	7,298
P2 Vendor Note	72	649	66	724
P2 Exhibitor Notes	69	455	44	571
Total non-recourse notes payable	$28,483	$164,071	$26,508	$146,793

NEC Facility	$142	$5	$185	$148
2010 Note, net of debt discount	—	78,170	—	69,521
Total recourse notes payable	$142	$78,175	$185	$69,669
Total notes payable	$28,625	$242,246	$26,693	$216,462

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

	As of March 31,
	2011	2010
2009 Note, at issuance	$75,000	$75,000
Discount on 2009 Note	(7,212)	(9,359)
PIK Interest	10,382	3,880
2009 Note, net	$78,170	$69,521
Less current portion	—	—
Total long term portion	$78,170	$69,521

In August 2007, Phase 1 DC obtained $9,600 of vendor financing (the “Vendor Note”) for equipment used in Phase 1 DC’s Phase I Deployment. The Vendor Note bears interest at 11% and may be prepaid without penalty.  Interest is due semi-annually commencing February 2008 and is paid by Cinedigm.  The balance of the Vendor Note, together with all unpaid interest, is due on the maturity date of August 1, 2016.  In May 2010, the Vendor Note was repaid in full from the proceeds of the 2010 Term Loans, as discussed below.

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities, which totaled $7,492 at March 31, 2011.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of March 31, 2011.

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

As of March 31, 2011
2010 Term Loans, at issuance	$172,500
Payments to date	(23,626)
Discount on 2010 Term Loans	(1,461)
2010 Term Loans, net	147,413
Less current portion	(24,151)
Total long term portion	$123,262

In June 2010, CDF I executed the three separate Interest Rate Swaps with counterparties for a total notional amount of approximately 66.67% of the amounts to be outstanding at June 15, 2011 under the 2010 Term Loans or an initial amount of $100,000. Under the Interest Rate Swaps, CDF I will effectively pay a fixed rate of 2.16%, to guard against CDF I’s exposure to increases in the variable interest rate under the 2010 Term Loans. SocGen arranged the transaction, which took effect commencing June 15, 2011  as required by the 2010 Term Loans and will remain in effect until at least June 15, 2013.  As principal repayments of the 2010 Term Loans occur, the notional amount will decrease by a pro rata amount, such that approximately $80,000 of the remaining principal amount will be covered by the Interest Rate Swaps at any time. The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps will be recorded in the consolidated statements of operations (see Note 2).

CREDIT FACILITIES

In August 2006, Phase 1 DC entered into an agreement with GECC pursuant to which GECC and certain other lenders agreed to provide to Phase 1 DC a $217,000 Senior Secured Multi Draw Term Loan (the “GE Credit Facility”). Proceeds from the GE Credit Facility were used for the purchase and installation of up to 70% of the aggregate purchase price, including all costs, fees or other expenses associated with the purchase acquisition, receipt, delivery, construction and installation of Systems in connection with Phase 1 DC’s Phase I Deployment and to pay transaction fees and expenses related to the GE Credit Facility, and for certain other specified purposes. The GE Credit Facility was not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. In May 2010, the GE Credit Facility was extinguished. The write-off of unamortized debt issuance costs of $3,320 and a prepayment penalty of $1,128 resulted in a $4,448 loss on extinguishment of note payable in the consolidated statements of operations.

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

In May 2008, AccessDM entered into a credit facility with NEC Financial Services, LLC (the “NEC Facility”) to fund the purchase and installation of equipment to enable the exhibition of 3-D live events in movie theatres as part of the Company’s CineLiveSM product offering.  The NEC Facility provides for maximum borrowings of up to approximately $2,000, repayments over a 47 month period, and interest at annual rates ranging from 8.25-8.44%.  As of March 31, 2011 and 2010, the outstanding principal balance of the NEC Credit Facility was $147 and $333, respectively.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II

Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2011, $8,885 has been drawn down on the KBC Facility #1. As of March 31, 2011 and 2010, the outstanding principal balance of the KBC Facility #1 was $7,298 and $8,567, respectively.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2011, $1,577 has been drawn down on the KBC Facility #2. As of March 31, 2011, the outstanding principal balance of the KBC Facility #2 was $1,475.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2011, $13,312 has been drawn down on the KBC Facility #3. As of March 31, 2011, the outstanding principal balance of the KBC Facility #3 was $21,811.

 In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of March 31, 2011, $21,811 has been drawn down on the KBC Facility #4. As of March 31, 2011, the outstanding principal balance of the KBC Facility #4 was $13,312.

At March 31, 2011, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable, excluding debt discounts, are scheduled to be as follows:

For the fiscal years ending March 31,
2012	$28,625
2013	30,992
2014	32,575
2015	145,573
2016	35,634
Thereafter	32,209
$305,608

The amount for fiscal 2015 includes $36,446 of PIK Interest on the 2010 Note, of which $26,064 is to be accrued as additional principal from April 2011 through August 2014.

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

On August 10, 2009, the Board declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company’s Class A Common Stock and each outstanding share of the Company’s Class B Common Stock, (the "Class B Common Stock," and together with the Class A Common Stock, the "Common Stock") under the terms of the Tax Preservation Plan.  The dividend is payable to the stockholders of record as of the close of business on August 10, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.001 per share, (the "Preferred B Stock") at a price of $6.00, subject to adjustment.  The Rights are not exercisable, and would only become exercisable when any person or group has acquired, subject to certain conditions, beneficial ownership of 4.99% or more of the Company’s outstanding shares of Class A Common Stock.  As of March 31, 2011, the Company did not record the dividends as a 4.99% or more change in the beneficial ownership of the Company’s outstanding shares of Class A Common Stock had not occurred.

CAPITAL STOCK

COMMON STOCK

In April 2010, Imperial Capital, LLC exercised all their warrants under the cashless exercise feature and the Company issued 348,633 shares of Class A Common Stock.

In June 2010, a holder of Preferred Warrants exercised their warrants for $441 and the Company issued 700,000 shares of Class A Common Stock.

In the fiscal year ended March 31, 2011, the Company issued 399,898 shares of Class A Common Stock for restricted stock awards that vested, of which 114,260 were restricted stock awards whose vesting was accelerated upon the retirement of the Company’s CEO, which resulted in approximately $80 of additional stock-based compensation expense included in the consolidated statement of operations.

In September 2010, the Company issued 347,223 shares of Class A Common Stock in connection with a stock purchase agreement with Grassmere Partners, LLC (“Grassmere”) for an aggregate purchase price of  $500, priced at the trailing 20 day average share price of $1.44 per share.

In September 2010, the Company issued 267,068 shares of Class A Common Stock to certain members of the Board of Directors as payment for their services as non-employee directors for the fiscal year ended March 31, 2010, the value of such shares of $390 was included in stock-based compensation in the consolidated statement of operations.

In September 2010, the Company issued 476,776 shares of Class A Common Stock as payment for the cumulative dividends in arrears, up through September 30, 2010, on the Series A 10% Non-Voting Cumulative Preferred Stock (“Preferred Stock”).

In November 2010, the Company's former CEO converted his 633,811 shares of Class B Common Stock into 633,811 shares of Class A Common Stock.

In December 2010, the Company issued 136,055 shares of Class A Common Stock in connection with a stock purchase agreement with the Company's new CEO pursuant to which the Company sold 136,055 shares of Class A Common Stock for an aggregate purchase price of  $200, priced at  $1.47 per share. Concurrently with the stock purchase agreement, the Company entered into an employment agreement effective January 3, 2011.

In December 2010, the Company issued 68,028 shares of Class A Common Stock to an independent third party as payment of professional fees for $104.

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

In February 2011, certain holders converted their 75,000 shares of Class B Common Stock into 75,000 shares of Class A Common Stock. After this transaction, there were 25,000 shares of Class B Common Stock issued and outstanding, held by one holder.

In March 2011, per the terms of the employment agreement with the new CEO, the Company issued 63,560 shares of Class A Common Stock with a value of $113 as a minimum bonus that is included in stock-based compensation in the consolidated statement of operations.

PREFERRED STOCK

Cumulative dividends in arrears on the Preferred Stock at March 31, 2011 and 2010 was an accrual of $139 and $450, respectively.

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

During the fiscal year ended March 31, 2011, under the Plan, the Company granted stock options to purchase 257,964 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.40 to $2.19 per share, which will vest equally over a three year period.  As of March 31, 2011, the weighted average exercise price for outstanding stock options is $3.12 and the weighted average remaining contractual life is 6.1 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2009	2,313,622	$6.11
Granted	1,657,500	1.37
Exercised	—	—
Cancelled	(60,750)	5.56
Balance at March 31, 2010	3,910,372	$4.11
Granted	257,964	1.45
Exercised	—	—
Cancelled	(1,553,349)	5.34
Balance at March 31, 2011	2,614,987	$3.12

An analysis of all options outstanding under the Plan as of March 31, 2011 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.37 - $2.49	1,725,887	7.3	$1.38	$675
$2.50 - $4.99	176,500	2.3	3.42	—
$5.00 - $6.99	414,600	3.6	5.30	—
$7.00 - $9.99	123,500	5.2	8.30	—
$10.00 - $13.52	174,500	4.7	11.07	—
	2,614,987	6.1	$3.12	$675

An analysis of all options exercisable under the Plan as of March 31, 2011 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
546,405	4.4	$1.37	$219

For the fiscal years ended March 31, 2011 and 2010, the Company recorded $888 and $838, respectively, of stock-based compensation expense from continuing operations relating to options.  As of March 31, 2011, unamortized stock-based compensation relating to options outstanding totaled $678, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Fair Value Per Share
2012	$343	$0.79
2013	256	0.79
2014	74	1.08
2015	5	1.24
2016	—	—
Thereafter	—	—
	$678	$0.83

The outstanding options at March 31, 2011 will expire as follows:

For the fiscal years ending March 31,	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price
2012	40,000	$5.00	$5.00
2013	56,000	3.66	$2.50 - $7.50
2014	490,000	2.48	$1.37 - $5.00
2015	156,500	3.85	$3.60 - $5.00
2016	140,000	7.82	$5.70 - $10.07
Thereafter	1,732,487	2.79	$1.37 - $13.52
	2,614,987	$3.12	$1.37- $13.52
In December 2010, the Company issued the new CEO options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche vest on January 3 of each of 2012, 2013 and 2014 and all of the options have a term of ten (10) years. These options were issued outside of the Plan as an inducement to entering into employment with the Company. For the fiscal years ended March 31, 2011, the Company recorded $315 of stock-based compensation expense relating to these options.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the fiscal year ended March 31, 2011, the Company granted 153,843 restricted stock units which will vest equally over a three year period.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2009	773,168	$1.83
Granted	504,090	1.06
Vested	(139,920)	1.99
Forfeitures	(71,664)	1.67
Balance at March 31, 2010	1,065,674	$1.83
Granted	153,843	1.40
Vested	(399,898)	0.94
Forfeitures	(89,035)	1.44
Balance at March 31, 2011	730,584	$1.40

There were 730,584 restricted stock units granted which have not vested as of March 31, 2011.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

For the fiscal years ended March 31, 2011 and 2010, the Company recorded $559 and $641, respectively, of stock-based compensation expense from continuing operations relating to restricted stock awards.  As of March 31, 2011, unamortized stock-based compensation relating to restricted stock awards outstanding totaled $835, which will be expensed as follows:

For the fiscal years ending March 31,	Stock-based Compensation Expense	Weighted Average Market Price Per Share
2012	$234	$1.42
2013	463	1.16
2014	138	1.40
2015	—	—
2016	—	—
Thereafter	—	—
	$835	$1.34

WARRANTS

Warrants outstanding consist of the following:

	As of March 31,
Outstanding Warrant (as defined below)	2011	2010
July 2005 Private Placement Warrants	—	467,275
August 2005 Warrants	—	760,196
Preferred Warrants	—	1,400,000
Sageview Warrants	16,000,000	16,000,000
Imperial Warrants	—	750,000
	16,000,000	19,377,471

In July 2005, in connection with the July 2005 Private Placement, the Company issued warrants to purchase 477,275 shares of Class A Common Stock at an exercise price of $11.00 per share (the “July 2005 Private Placement Warrants”). The July 2005 Private Placement Warrants were exercisable beginning on February 18, 2006 for a period of five years thereafter. The July 2005 Private Placement Warrants were conditionally callable by the Company. The underlying shares of these warrants were registered for resale.  As of March 31, 2011, all of the July 2005 Private Placements Warrants have expired.

In August 2005, certain then outstanding warrants were exercised for $2,487 and the Company issued to the investors 560,196 shares of Class A Common Stock and warrants to purchase 760,196 shares of Class A Common Stock at an exercise price of $11.39 per share (the “August 2005 Warrants”). The underlying shares of these warrants were registered for resale.  As of March 31, 2011, all of the August 2005 Warrants have expired.

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

The Sageview Warrants are exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represented a liability until such time when the underlying common shares were registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.  As of March 31, 2011, all 16,000,000 of the Sageview Warrants remained outstanding.

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

8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with various motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of March 31, 2011, Phase 2 DC also entered into master license agreements with 92 exhibitors covering a total of 3,875 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 3,875 contracted screens are contracts covering 3,006 screens with 84 exhibitors  under the Exhibitor-Buyer Structure. As of March 31, 2011, the Company has 2,195 Phase 2 Systems installed, including 1,410 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2011, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2011, the Company has purchased Systems under this agreement for an accumulated total of $45,585 and has additional purchase obligations for approximately $5,000.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2011, the Company has not purchased any Systems under this agreement.

LITIGATION

We are not party to any pending, threatened or contemplated litigation.

LEASES

As of March 31, 2011, the Company has outstanding capital lease obligations from continuing operations of $61. The Company’s outstanding capital lease obligations are in the following principal amounts:

		As of March 31,
Entity	Purpose of capital lease	2011	2010
USM	Computer equipment	$8	$40
USM	Other projection system equipment	23	—
DMS	Satellite related equipment	16	99
Phase 2 DC	Computer equipment	14	25
		$61	$164

As of March 31, 2011, minimum future capital lease payments (including interest) totaled $66, are due as follows:

For the fiscal years ending March 31,
2012	$47
2013	14
2014	5
2015	—
2016	—
Thereafter	—
66
Less: amount representing interest	(5)
Outstanding capital lease obligation	$61

Assets recorded under capitalized lease agreements included in property and equipment consists of the following:

	As of March 31,
	2011	2010
Computer equipment	$127	$127
Other projection system equipment	27	—
Machinery and equipment	867	867
	1,021	994
Less: accumulated amortization	(643)	(307)
Net assets under capital lease	$378	$687

Amortization expense on assets under capitalized lease agreements was $337 and $281 for the fiscal years ended March 31, 2011 and 2010 respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2011, obligations under non-cancelable operating leases totaled $5,064, including $3,417 for the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, are due as follows:

For the fiscal years ending March 31,
2012	$1,318
2013	1,109
2014	979
2015	883
2016	745
Thereafter	30
$5,064

Total rent expense was $914 and $1,215 for the fiscal years ended March 31, 2011 and 2010, respectively.  The rent expense for fiscal year ended March 31, 2011 excludes the rent expense for the IDC. FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	As of March 31,
	2011	2010
Interest paid	$24,338	$31,017
Assets acquired under capital leases	$27	901
Accretion of preferred stock discount	$90	$108
Accrued dividends on preferred stock	$394	$400
Issuance of Class A Common Stock as payment of dividends on preferred stock	$655	$—
Issuance of Class A Common Stock for professional services of third parties	$104	$—
Cashless exercise of Preferred Warrants	$441	$—
Issuance of Class A Common Stock to Board of Directors for services	$390	$—
Issuance of Class A Common Stock as bonus to new CEO	$113	$—
Issuance of Class A Common Stock to Aquifer Capital for financial advisory services in connection with the purchase of the 2007 Senior Notes	$—	$198
Issuance of Class A Common Stock to Imperial to provide financial advisory services	$—	$427

10.	SEGMENT INFORMATION

The Company is now comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment has been reclassified as discontinued operations (see Note 1 and Note 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments during the year ended March 31, 2011, the Company has restated the segment information for the prior periods.  All segment information has been restated to reflect the changes described above for all periods presented.

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
For the year ended March 31, 2011, the Company has two customers, collectively in the Phase I Deployment, Phase II Deployment and Services segments, that individually represent 10% or more of consolidated revenues.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$435	$—	$72	$4,365	$1	$4,873
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$193,318	$59,704	$22,435	$13,760	$13,678	$302,895
Assets held for sale						4,593
Total assets						$307,488

Notes payable, non-recourse	$147,413	$45,141	$—	$—	$—	$192,554
Notes payable	—	—	148	—	78,169	78,317
Capital leases	—	14	16	31	—	61
Total debt	$147,413	$45,155	$164	$31	$78,169	$270,932

	As of March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$481	$—	$49	$7,189	$—	$7,719
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$217,974	$12,146	$20,961	$18,133	$19,702	$288,916
Assets held for sale						8,231
Total assets						$297,147

Notes payable, non-recourse	$163,329	$9,972	$—	$—	$—	$173,301
Notes payable	—	—	333	—	69,521	69,854
Capital leases	—	25	99	40	—	164
Total debt	$163,329	$9,997	$432	$40	$69,521	$243,319

	Capital Expenditures
	For the Fiscal Years Ended March 31,
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2011	$—	$42,411	$758	$136	$1	$43,306
2010	$66	$11,795	$2,015	$178	$72	$14,126

	Statements of Operations
	For the Three Months Ended March 31, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,355	$2,427	$5,359	$3,425	$—	$20,566
Intersegment revenues (1)	1	—	884	8	—	893
Total segment revenues	9,356	2,427	6,243	3,433	—	21,459
Less: Intersegment revenues	(1)	—	(884)	(8)	—	(893)
Total consolidated revenues	$9,355	$2,427	$5,359	$3,425	$—	$20,566
Direct operating (exclusive of depreciation and amortization shown below) (2)	124	118	2,426	2,054	—	4,722
Selling, general and administrative (3)	9	15	1,356	1,509	2,043	4,932
Plus: Allocation of Corporate overhead	—	—	1,184	159	(1,343)	—
Provision for doubtful accounts	—	—	2	144	—	146
Research and development	—	—	48	—	—	48
Depreciation and amortization of property and equipment	7,139	1,450	505	134	8	9,236
Amortization of intangible assets	11	—	7	706	—	724
Total operating expenses	7,283	1,583	5,528	4,706	708	19,808
Income (loss) from operations	$2,072	$844	$(169)	$(1,281)	$(708)	$758

(1) Included in intersegment revenues of the Services segment is $733 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $65 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $177 of one-time transition costs related to the retirement of our CEO and $0 of stock-based expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$5	$1	$—	$6
Selling, general and administrative	—	—	56	14	510	580
Research and development	—	—	11	—	—	11
Total stock-based compensation	$—	$—	$72	$15	$510	$597

	Statements of Operations
	For the Three Months Ended March 31, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,739	$391	$2,515	$2,964	$—	$15,609
Intersegment revenues (1)	2	—	1,438	4	—	1,444
Total segment revenues	9,741	391	3,953	2,968	—	17,053
Less: Intersegment revenues	(2)	—	(1,438)	(4)	—	(1,444)
Total consolidated revenues	$9,739	$391	$2,515	$2,964	$—	$15,609
Direct operating (exclusive of depreciation and amortization shown below) (2)	18	15	1,760	2,053	—	3,846
Selling, general and administrative	(14)	11	958	1,134	1,545	3,634
Plus: Allocation of Corporate overhead	—	—	926	82	(1,008)	—
Provision for doubtful accounts	—	—	(134)	261	—	127
Research and development	—	—	78	—	—	78
Depreciation and amortization of property and equipment	7,139	297	467	196	8	8,107
Amortization of intangible assets	12	—	4	705	—	721
Total operating expenses	7,155	323	4,059	4,431	545	16,513
Income (loss) from operations	$2,584	$68	$(1,544)	$(1,467)	$(545)	$(904)

(1) Included in intersegment revenues of the Services segment is $1,046 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $173 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$(3)	$—	$15	$4	$—	$16
Selling, general and administrative	(37)	—	94	24	257	338
Research and development	—	—	11	—	—	11
Total stock-based compensation	$(40)	$—	$120	$28	$257	$365

	Statements of Operations
	For the Fiscal Year Ended March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$43,431	$6,481	$14,593	$15,410	$—	$79,915
Intersegment revenues (1)	2	—	4,881	18	—	4,901
Total segment revenues	43,433	6,481	19,474	15,428	—	84,816
Less: Intersegment revenues	(2)	—	(4,881)	(18)	—	(4,901)
Total consolidated revenues	$43,431	$6,481	$14,593	$15,410	$—	$79,915
Direct operating (exclusive of depreciation and amortization shown below) (2)	362	185	8,599	9,006	—	18,152
Selling, general and administrative (3)	35	49	4,196	6,419	9,236	19,935
Plus: Allocation of Corporate overhead	—	—	5,318	714	(6,032)	—
Provision for doubtful accounts	97	11	15	458	—	581
Research and development	—	—	290	—	—	290
Depreciation and amortization of property and equipment	28,556	3,170	2,011	662	38	34,437
Amortization of intangible assets	46	—	22	2,822	—	2,890
Total operating expenses	29,096	3,415	20,451	20,081	3,242	76,285
Income (loss) from operations	$14,335	$3,066	$(5,858)	$(4,671)	$(3,242)	$3,630
(1) Included in intersegment revenues of the Services segment is $4,293 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $636 for the amortization of capitalized software development costs.
(3) Included in selling, general and administrative of the Corporate segment is $1,403 of one-time transition costs related to the retirement of our CEO and $104 of stock-based expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$42	$12	$—	$54
Selling, general and administrative	—	—	250	55	1,858	2,163
Research and development	—	—	50	—	—	50
Total stock-based compensation	$—	$—	$342	$67	$1,858	$2,267

	Statements of Operations
	For the Fiscal Year Ended March 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$43,820	$1,565	$8,024	$15,626	$—	$69,035
Intersegment revenues (1)	5	—	2,114	22	—	2,141
Total segment revenues	43,825	1,565	10,138	15,648	—	71,176
Less: Intersegment revenues	(5)	—	(2,114)	(22)	—	(2,141)
Total consolidated revenues	$43,820	$1,565	$8,024	$15,626	$—	$69,035
Direct operating (exclusive of depreciation and amortization shown below) (2)	368	115	5,842	10,210	—	16,535
Selling, general and administrative	366	551	2,731	5,321	7,165	16,134
Plus: Allocation of Corporate overhead	—	—	4,420	390	(4,810)	—
Provision for doubtful accounts	—	—	(95)	630	—	535
Research and development	—	—	260	—	—	260
Depreciation and amortization of property and equipment	28,557	1,038	1,804	843	32	32,274
Amortization of intangible assets	46	—	106	2,822	—	2,974
Total operating expenses	29,337	1,704	15,068	20,216	2,387	68,712
Income (loss) from operations	$14,483	$(139)	$(7,044)	$(4,590)	$(2,387)	$323
(1) Included in intersegment revenues of the Services segment is $1,475 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $659 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$7	$—	$46	$12	$—	$65
Selling, general and administrative	67	—	168	102	1,024	1,361
Research and development	—	—	41	—	—	41
Total stock-based compensation	$74	$—	$255	$114	$1,024	$1,467

11.	RELATED PARTY TRANSACTIONS

In connection with the CEG Acquisition, CEG entered into a services agreement with SD Entertainment, Inc. (“SDE”) to provide certain services and other resources.  An employee officer of CEG is also an officer of SDE.  Payments for such services to SDE for the fiscal years ended March 31, 2011 and 2010 totaled $34 and $64, respectively.

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., currently one of the Company’s largest shareholders.

In connection with the 2009 Private Placement, Edward A. Gilhuly, an employee of an affiliate of Sageview, was appointed to the Company’s Board on August 1, 2009.  Following the vote of the Company’s stockholders approving Sageview’s right to nominate a second director to the Company’s Board, Laura Nisonger Sims, an employee of an affiliate of Sageview, was appointed to the Company’s Board on September 20, 2009.

12.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2011 and 2010.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$84,141	$73,722
Stock based compensation	4,233	1,662
Revenue deferral	2,422	1,435
Interest rate swap	745	4,218
Other	653	676
Total deferred tax assets before valuation allowance	92,194	81,713
Less: Valuation allowance	(61,019)	(51,451)
Total deferred tax assets after valuation allowance	$31,175	$30,262
Deferred tax liabilities:
Depreciation and amortization	$(30,677)	$(28,122)
Intangibles	(498)	(2,140)
Other	—	—
Total deferred tax liabilities	(31,175)	(30,262)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2011 and 2010.  The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized.  Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.  The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance.  Factors considered include the Company's current taxable income and projections of future taxable income.  Management increased the valuation allowance by $9,568 and $10,750 during the fiscal years ended March 31, 2011 and 2010, respectively.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2011, the Company had Federal and state net operating loss carryforwards of approximately $211,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  As of March 31, 2011, approximately $6,300 of the Company's  net  operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1,300, and approximately $25,100 of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9,400.  Net operating losses of approximately $179,600, which were generated since March 2006 are currently not subject to an annual limitation under Section 382.  Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2011	2010
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8	6.4
Change in valuation allowance	(32.7)	(36.4)
Disallowed interest	(2.8)	(3.4)
Non-deductible equity compensation	(1.3)	(1.0)
Sale of subsidiary	(2.7)	—
Other	(0.3)	0.4
Income tax (provision) benefit	—%	—%

Effective April 1, 2007, the Company adopted accounting principles that clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have any impact on the Company’s financial statements for the fiscal years ended March 31, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2007 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2006 through 2011 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

In May 2010, the Company received a notice from the Internal Revenue Service that it would undertake an audit of the Company’s federal income tax return for the year ended March 31, 2009. The examination is not anticipated to have any material impact on the Company's financial statements or gross deferred tax assets.

13.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except for share and per share data)

Fiscal Year 2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
Revenues	$20,566	$21,100	$18,899	$19,350
Gross margin	$15,844	$16,912	$14,596	$14,411
Net loss from continuing operations (1)	$(6,261)	$(3,862)	$(9,396)	$(6,904)
Basic and diluted net loss per share from continuing operations	$(0.19)	$(0.12)	$(0.31)	$(0.23)
Shares used in computing basic and diluted net loss per share	32,144,731	31,330,641	30,294,306	29,421,168

(1) Includes the following:
Loss on extinguishment of debt related to the GE Credit Facility (see Note 6)	$—	$—	$—	$(4,448)
Change in fair value of interest rate swap related to the 2010 Term Loans (see Note 6)	$(199)	$318	$(987)	$(458)
Change in fair value of warrant liability related to the Sageview Warrants (see Note 6)	$—	$—	$(1,891)	$5,033

Fiscal Year 2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009
Revenues	$15,609	$19,680	$17,538	$16,208
Gross margin	$11,763	$14,784	$13,297	$12,656
Net loss from continuing operations (1)	$(14,575)	$(6,085)	$(935)	$(6,891)
Basic and diluted net loss per share from continuing operations	$(0.51)	$(0.22)	$(0.03)	$(0.24)
Shares used in computing basic and diluted net loss per share	28,781,294	28,766,686	28,663,959	28,284,401

(1) Includes the following:
Gain on extinguishment of debt related to the 2007 Notes (see Note 6)	$—	$—	$10,744	$—
Change in fair value of interest rate swap related to the GE Credit Facility (see Note 6)	$918	$853	$540	$683
Change in fair value of warrant liability related to the Sageview Warrants (see Note 6)	$(5,500)	$613	$(3,576)	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts	Balance at Beginning of Year	Bad Debt Expense	Deductions (1)	Balance at End of Year
For the Fiscal Year Ended March 31, 2011	$956	$581	$(805)	$732
For the Fiscal Year Ended March 31, 2010	$1,449	$535	$(1,028)	$956

(1)	Represents write-offs of specific accounts receivable.

15.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it will not be operated by the Company. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation and related assets under the capital lease will remain with the Company subsequent to March 31, 2011. In conjunction with the sale, the Company entered into a sublease agreement with the third party purchaser to sublet the Pavilion Theatre and the Company expects to account for the sublease as an operating lease.
.

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2011.  This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2011, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about September 15, 2011, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

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

(a)(1) Financial Statements
See Index to Financial Statements on page 40 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 46 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	June 10, 2011	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 13, 2011	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer and Director (Principal Financial Officer)

Date:	June 13, 2011	By:	/s/ Brian D. Pflug
Brian D. Pflug Senior Vice President – Accounting & Finance (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Christopher J. McGurk and Gary S. Loffredo, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 10, 2011
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Gary S. Loffredo	Senior Vice President - Business Affairs and	June 13, 2011
Gary S. Loffredo	General Counsel, Secretary and Director

/s/ Adam M. Mizel	Chief Financial Officer, Chief Strategy Officer and	June 13, 2011
Adam M. Mizel	Director
(Principal Financial Officer)

/s/ Brian D. Pflug	Senior Vice President - Accounting and Finance	June 13, 2011
Brian D. Pflug	(Principal Accounting Officer)

/s/ Peter C. Brown	Director	June 13, 2011
Peter C. Brown

/s/ Wayne L. Clevenger	Director	June 13, 2011
Wayne L. Clevenger

/s/ Gerald C. Crotty	Director	June 13, 2011
Gerald C. Crotty

/s/ Robert Davidoff	Director	June 13, 2011
Robert Davidoff

/s/ Matthew W. Finlay	Director	June 13, 2011
Matthew W. Finlay

/s/ Edward A. Gilhuly	Director	June 13, 2011
Edward A. Gilhuly

/s/ Martin B. O’Connor	Director	June 14, 2011
Martin B. O’Connor

/s/ Laura Nisonger Sims	Director	June 13, 2011
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	--	Securities Purchase Agreement, dated February 9, 2009, by and among the Company and certain purchasers. (22)
2.2	--	Securities Purchase Agreement, dated February 10, 2009, by and among the Company and certain purchasers. (22)
2.3	--	Asset Purchase Agreement, dated as of December 23, 2004, among ADM Cinema Corporation, Pritchard Square Cinema, LLC and Norman Adie. (4)
2.4	--	Securities Purchase Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (23)
2.4.1	--
Amendment and Waiver, dated as of November 4, 2009, to Securities Purchase Agreement by and among the Company, the Subsidiary Note Parties party thereto and Sageview Capital Master, L.P., as Collateral Agent. (24)

2.4.2	--	Amendment and Restatement Agreement, dated as of May 6, 2010, between Cinedigm Digital Cinema Corp. and Sageview Capital Master L.P. (25)
2.5	--	Stock Purchase Agreement between Cinedigm Digital Cinema Corp. and Grassmere Partners, LLC dated July 26, 2010. (37)
2.6	--	Stock Purchase Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated December 27, 2010. (32)
3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (24)
3.2	--	Bylaws of the Company. (31)
3.2.1	--	Amendment No. 1 to Bylaws of the Company. (32)
4.1	--	Specimen certificate representing Class A common stock. (1)
4.2	--	Specimen certificate representing Series A Preferred Stock. (21)
4.3	--	Form of Warrant issued in connection with the Series A Preferred Stock. (22)
4.4	--	Form of Warrant, dated July 19, 2005, issued to purchasers pursuant to Securities Purchase Agreement, dated as of July 19, 2005, among the Company and certain purchasers. (7)
4.5	--	Form of Warrant issued to purchasers pursuant to a letter agreement. (9)
4.6	--
Form of Note, to be executed by Christie/AIX, Inc. in connection with that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)

4.7	--	Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (13)
4.8	--
Guaranty and Security Agreement, dated as of August 1, 2006, among Christie/AIX, Inc. and each Grantor from time to time party thereto and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. (13)

4.9	--	Tax Benefit Preservation Plan, dated as of August 10, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (26)
4.1	--	Note issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (23)
4.10	--	Amended and Restated Note issued to Sageview Capital Master L.P. by Cinedigm Digital Cinema Corp. dated May 6, 2010. (25)
4.11	--	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (23)
4.12	--	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (23)
4.13	--	Warrant issued to Imperial Capital, LLC, dated August 11, 2009. (23)
4.14	--	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Imperial Capital, LLC. (23)
4.15	--
Pledge Amendment, dated as of August 11, 2009, to Pledge Agreement, dated as of August 1, 2006, between Access Digital Media, Inc. and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (23)

EXHIBIT INDEX

Exhibit Number		Description of Document
4.16	--
Guaranty and Security Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and General Electric Capital Corporation, as Collateral Agent. (25)

4.17	--	Pledge Agreement, dated as of May 6, 2010, between Access Digital Media, Inc. and General Electric Capital Corporation, as Collateral Agent. (25)
4.18	--	Pledge Agreement, dated as of May 6, 2010, between Christie/AIX, Inc. and General Electric Capital Corporation, as Collateral Agent. (25)
10.1	--	Amended and Restated Employment Agreement, dated March 31, 2008, between the Company and A. Dale Mayo. (17)
10.1.1	--	Separation Agreement between Cinedigm Digital Cinema Corp. and A. Dale Mayo dated as of June 22, 2010. (33)
10.2	--	Employment Agreement between the Company and Adam M. Mizel, dated as of August 11, 2009. (23)
10.3	--	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.3.1	--	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.3.2	--	Form of Notice of Restricted Stock Award. (15)
10.3.3	--	Form of Non-Qualified Stock Option Agreement. (17)
10.3.4	--	Form of Restricted Stock Unit Agreement (employees). (19)
10.3.5	--	Form of Stock Option Agreement. (5)
10.3.6	--	Form of Restricted Stock Unit Agreement (directors). (19)
10.3.7	--	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (20)
10.3.8	--	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (27)
10.3.9	--	Amendment No. 4 dated September 14, 210 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (34)
10.4	--	Cinedigm Digital Cinema Corp. Management Incentive Award Plan. (28)
10.5	--	Form of Indemnification Agreement for non-employee directors. (29)
10.6	--	Lease Agreement, dated as of March 10, 2005, between the Company and 55 Madison Avenue Associates, LLC.(36)
10.6.1	--	First Lease Extension Agreement dated as of January 16, 2009, between the Company and 55 Madison Avenue Associates, LLC.(36)
10.7	--	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.8	--	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.8.1	--
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

10.9	--	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (3)
10.10	--	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (11)
10.10.1	--	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)
10.10.2	--	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)

EXHIBIT INDEX

Exhibit Number		Description of Document
10.10.3	--	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (11)
10.10.4	--	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (6)
10.11	--	2002 ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (18)
10.11.1	--	Schedule to the ISDA Master Agreement between HSBC Bank USA, National Association and Christie/AIX, Inc., dated as of April 2, 2008. (18)
10.11.2	--	Swap Transaction Confirmation from HSBC Bank USA, National Association to Christie/AIX, Inc., dated as of April 4, 2008. (18)
10.12	--	Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (8)
10.13	--	Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (8)
10.14	--	Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (8)
10.15	--	Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (10)
10.16	--	Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (10)
10.17	--	Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.17.1	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.17.2	--	Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (12)
10.18	--
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
Third Amendment, dated September 28, 2007, with respect to that certain definitive Credit Agreement, dated as of August 1, 2006 (as amended, supplemented or otherwise modified prior to entry into the Third Amendment), with General Electric Capital Corporation, as administrative --agent and collateral agent for the Lenders. (16)

10.18.4	--
Fourth Amendment, dated May 5, 2009, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and as collateral agent for the Lenders. (30)

10.18.5	--
Fifth Amendment, dated as of August 11, 2009, with respect to that certain Credit Agreement, dated as of August 1, 2006, among Christie/AIX, Inc., the Lenders party thereto and General Electric Capital Corporation, as administrative agent and collateral agent for the Lenders. (23)

10.19	--	Guarantee and Collateral Agreement, dated as of August 11, 2009, by and among the Company, the Purchaser and the Guarantors. (23)
10.20	--
Credit Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto, and General Electric Capital Corporation, as co-administrative agent and collateral agent for the lenders and secured parties thereto. (25)

10.21.1	--	2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (35)

EXHIBIT INDEX

Exhibit Number		Description of Document
10.21.2	--	Schedule to the 2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (35)
10.21.3	--	Swap Transaction Confirmation from Natixis to Cinedigm Digital Funding I, LLC dated as of June 14, 2010. (35)
10.22.1	--	2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (35)
10.22.2	--	Schedule to the 2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (35)
10.22.3	--	Swap Transaction Confirmation from HSBC Bank USA to Cinedigm Digital Funding I, LLC dated as of June 8, 2010. (35)
10.23.1	--	2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of May 28, 2010. (35)
10.23.2	--	Schedule to the 2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (35)
10.23.3	--	Swap Transaction Confirmation from Société Générale to Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (35)
10.24	--	Severance Agreement between Cinedigm Digital Cinema Corp. and Charles Goldwater, dated as of September 10, 2010. (34)
10.25	--	Severance Agreement between Cinedigm Digital Cinema Corp. and Gary S. Loffredo, dated as of September 10, 2010. (34)
10.26	--	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (32)
10.27	--	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (32)
21.1	--	List of Subsidiaries.*
23.1	--	Consent of EisnerAmper LLP.*
24.1	--	Powers of Attorney.* (Contained on signature page)
31.1	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	--	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	--	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

(6) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company's Form 8- K (File No. 001-31810).

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

(10) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company's Form 10-QSB (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company's Form 10- KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(13) Previously filed with the Securities and Exchange Commission on November 14, 2006 as an exhibit to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2006 (File No. 000-51910).

(14) Previously filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit to the Company's Form 10- KSB (File No. 000-51910).

(15) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(16) Previously filed with the Securities and Exchange Commission on October 16, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(17) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(18) Previously filed with the Securities and Exchange Commission on April 8, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(19) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(20) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2008 (File No. 000-51910).

(21) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(22) Previously filed with the Securities and Exchange Commission on February 13, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(23) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form

8-K (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2009 (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on May 11, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on August 12, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(27) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810)

(30) Previously filed with the Securities and Exchange Commission on June 15, 2009 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(31) Previously filed with the Securities and Exchange Commission on February 10, 2011 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2010 (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(33) Previously filed with the Securities and Exchange Commission on June 25, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(34) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(35) Previously filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2010 (File No. 001-31810).

(36) Previously filed with the Securities and Exchange Commission on June 14, 2010 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(37) Previously filed with the Securities and Exchange Commission on July 30, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).