Form 10-Q
period 2011-06-30
Cinedigm Digital Cinema Corp.
filed 2011-08-12
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2011, 37,335,301 shares of Class A Common Stock, $0.001 par value, and 25,000 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,443	$10,748
Restricted available-for-sale investments	4,987	6,480
Accounts receivable, net	22,125	19,701
Deferred costs, current portion	2,677	2,720
Unbilled revenue, current portion	6,488	6,939
Prepaid and other current assets	1,319	1,179
Note receivable, current portion	587	445
Assets held for sale	—	4,593
Total current assets	49,626	52,805
Restricted cash	5,753	5,751
Security deposits	217	178
Property and equipment, net	222,513	224,496
Intangible assets, net	4,157	4,873
Capitalized software costs, net	3,627	3,767
Goodwill	5,874	5,874
Deferred costs, net of current portion	7,177	7,570
Unbilled revenue, net of current portion	754	834
Note receivable, net of current portion	1,136	1,296
Accounts receivable, net of current portion	67	44
Total assets	$300,901	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	June 30, 2011	March 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$10,535	$10,232
Current portion of notes payable, non-recourse	30,308	28,483
Current portion of notes payable	97	142
Current portion of capital leases	197	43
Current portion of deferred revenue	7,074	6,687
Current portion of customer security deposits	60	60
Liabilities as part of held for sale assets	—	6,022
Total current liabilities	48,271	51,669
Notes payable, non-recourse, net of current portion	158,113	164,071
Notes payable, net of current portion	80,414	78,175
Capital leases, net of current portion	5,411	18
Interest rate swaps	2,759	1,971
Deferred revenue, net of current portion	9,808	9,788
Customer security deposits, net of current portion	9	9
Total liabilities	304,785	305,701
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively. Liquidation preference $3,559	3,277	3,250
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 32,843,393 and 32,320,287 shares issued and 32,791,953 and 32,268,847 shares outstanding at June 30, 2011 and March 31, 2010, respectively	33	32
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 25,000 shares issued and outstanding, at June 30, 2011 and March 31, 2011, respectively	—	—
Additional paid-in capital	197,129	196,420
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(204,130)	(197,648)
Accumulated other comprehensive loss	(21)	(95)
Total stockholders’ equity	(3,884)	1,787
Total liabilities and stockholders’ equity	$300,901	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2011	2010
Revenues	$23,500	$19,350
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	5,672	4,939
Selling, general and administrative	5,200	5,476
Provision for doubtful accounts	88	104
Research and development	65	65
Depreciation and amortization of property and equipment	9,492	8,161
Amortization of intangible assets	726	721
Total operating expenses	21,243	19,466
Income (loss) from operations	2,257	(116)
Interest income	51	67
Interest expense	(7,384)	(6,831)
Loss on extinguishment of note payable	—	(4,448)
Other income (expense), net	42	(151)
Change in fair value of interest rate swaps	(787)	(458)
Change in fair value of warrant liability	—	5,033
Net loss from continuing operations	(5,821)	(6,904)
Loss from discontinued operations	(572)	(155)
Net loss	(6,393)	(7,059)
Preferred stock dividends	(89)	(100)
Net loss attributable to common stockholders	$(6,482)	$(7,159)
Net loss per Class A and Class B common share - basic and diluted
Loss from continuing operations	$(0.18)	$(0.23)
Loss from discontinued operations	(0.02)	(0.01)
	$(0.20)	$(0.24)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	32,632,563	29,421,168

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,393)	$(7,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of assets related to the Pavilion Theatre	(64)	—
Depreciation and amortization of property and equipment and amortization of intangible assets	10,218	8,882
Amortization of capitalized software costs	212	175
Amortization of debt issuance costs included in interest expense	521	520
Provision for doubtful accounts	88	104
Stock-based compensation	480	686
Change in fair value of interest rate swaps	787	458
Change in fair value of warrant liability	—	(5,033)
Realized loss on restricted available-for-sale investments	92	22
PIK interest expense added to note payable	1,708	1,578
Loss on extinguishment of note payable	—	4,448
Accretion of note payable discount included in interest expense	608	585
Changes in operating assets and liabilities:
Accounts receivable	(2,536)	(1,789)
Unbilled revenue	531	(1,497)
Prepaids and other current assets	(179)	(202)
Other assets	378	60
Accounts payable and accrued expenses	415	(703)
Deferred revenue	426	729
Net cash provided by operating activities	7,292	1,964
Cash flows from investing activities
Purchases of property and equipment	(3,632)	(1,806)
Purchases of intangible assets	(10)	—
Additions to capitalized software costs	(72)	(176)
Sales/maturities of restricted available-for-sale investments	1,495	1,598
Purchase of restricted available-for-sale investments	—	(4,026)
Restricted cash	(2)	1,161
Net cash used in investing activities	(2,221)	(3,249)
Cash flows from financing activities
Repayment of notes payable	(7,584)	(12,905)
Proceeds from notes payable	—	170,775
Repayment of credit facilities	(471)	(154,902)
Proceeds from credit facilities	3,800	1,505
Payments of debt issuance costs	(147)	(4,726)
Principal payments on capital leases	(30)	(85)
Net proceeds from issuance of Class A common stock	56	441
Costs associated with issuance of Class A common stock	—	(26)
Net cash (used) provided by financing activities	(4,376)	77
Net change in cash and cash equivalents	695	(1,208)
Cash and cash equivalents at beginning of period	10,748	9,094
Cash and cash equivalents at end of period	$11,443	$7,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Our focus is in four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite, hard drive and broadband to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company's Content & Entertainment segment provides content marketing and distribution services to alternative and independent film content owners and to theatrical exhibitors and in-theatre advertising.

Since June 2010, the Company has classified certain businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), and hosting services and network access for other web hosting services (“Access Digital Server Assets”), which were all separate reporting units previously included in our former "Other" segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party (see Note 3). Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reportable segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $204,130 as of June 30, 2011. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2012 and beyond.  Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at June 30, 2011, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least June 30, 2012. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.

The condensed consolidated balance sheet as of March 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 14, 2011 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”)(sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)(certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

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

Services

For software multi-element licensing arrangements that do not require significant production, modification or customization of the licensed software, revenue is recognized for the various elements as follows: revenue for the licensed software element is recognized upon delivery and acceptance of the licensed software product, as that represents the culmination of the earnings process and the Company has no further obligations to the customer, relative to the software license. Revenue earned from consulting services is recognized upon the performance and completion of these services. Revenue earned from annual software maintenance is recognized ratably over the maintenance term (typically one year). Revenues relating to customized software development contracts are recognized on a percentage-of-completion contract method of accounting using the cost to date to the total estimated cost approach.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  There may be a timing difference between the screening of alternative content and the screening of the underlying advertising used to acquire the content.  The acquisition cost is being recorded and recognized as a direct operating cost by CEG when the alternative content is screened, and the underlying advertising is being deferred and recognized as revenue ratably over the period such advertising is screened by USM.  For the three months ended June 30, 2011 and 2010, the Company recorded net revenues and direct operating costs related to barter advertising of $0 and $356, respectively.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $735 and $732 as of June 30, 2011 and March 31, 2011, respectively.

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

In connection with the $172,500 term loans issued in May 2010 (see Note 5), the Company segregated $3,873 of the proceeds into an account to be used to fund the purchase of satellite equipment for DMS.

Restricted available-for-sale investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. As of June 30, 2011, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in the condensed consolidated statements of operations when securities mature or are redeemed.  During the three months ended June 30, 2011 and 2010, there were unrealized losses of $21 and $95, respectively. Comprehensive loss for the three months ended June 30, 2011 and 2010 was $6,414 and $7,154, respectively.

The carrying value and fair value of restricted available-for-sale investments at June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government agencies and FDIC guaranteed bank debt	393	—	(19)	373
Other interest bearing securities	4,616	—	(2)	4,614
	$5,008	$—	$(21)	$4,987

The carrying value and fair value of restricted available-for-sale investments at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$710	$—	$(42)	$668
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,270	—	(51)	1,219
Other interest bearing securities	4,595	—	(2)	4,593
	$6,575	$—	$(95)	$6,480

RESTRICTED CASH

Restricted cash was comprised of the following:

	As of June 30, 2011	As of March 31, 2011
Interest reserve account related to the 2010 Term Loans (see Note 5)	$5,753	$5,751

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

STOCK-BASED COMPENSATION

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $480 and $690, respectively.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2011 and 2010 was $1.26 and $0.91, respectively.  There were 41,155 stock options exercised during the three months ended June 30, 2011 and there were no stock options exercised during the three months ended June 30, 2010.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2011	2010
Range of risk-free interest rates	1.7-2.1%	2.0-2.2%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	77.8-78.1%	78.5-78.8%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows for the periods presented:

	For the Three Months Ended June 30,
	2011	2010
Direct operating	9	17
Selling, general and administrative	454	661
Research and development	17	12
	$480	$690

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

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of June 30, 2011	$—	$—	$4,306	1,568	$—	$5,874

As of March 31, 2011	$—	$—	$4,306	1,568	—	$5,874

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

During the three months ended June 30, 2011 and 2010, no impairment charge was recorded for goodwill related to the Company's continuing operations.

As of June 30, 2011, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  During the three months ended June 30, 2011 and 2010, the Company acquired intangible assets of $10 and $0, respectively. During the three months ended June 30, 2011 and 2010, no impairment charge was recorded for intangible assets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the condensed consolidated statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three months ended June 30, 2011 and 2010, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2011 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 23,454,240 shares and 22,065,591 shares as of June 30, 2011 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value.  In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity) or in the condensed consolidated statement of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps were recorded in the condensed consolidated statements of operations (see Note 5).

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,443	$—	$—	$11,443
Restricted available-for-sale investments	—	4,987	—	4,987
Restricted cash	5,753	—	—	5,753
Interest rate swaps	—	(2,759)	—	(2,759)
	$17,196	$2,228	$—	$19,424

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,748	$—	$—	$10,748
Restricted available-for-sale investments	668	5,812	—	6,480
Restricted cash	5,751	—	—	5,751
Interest rate swaps	—	(1,971)	—	(1,971)
	$17,167	$3,841	$—	$21,008

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, was no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010. Accordingly, the Company classified the Pavilion Theatre as assets held for sale in the quarter ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the years ended March 31, 2011 and 2010. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to an unrelated third party. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of June 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre.

The Company's other segment consists of Managed Services and Access Digital Server Assets. In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in service credits under a 46-month service agreement (the "Managed Services Agreement").

The assets and liabilities of held for sale assets were comprised of the following:

	As of June 30, 2011	As of March 31, 2011
Accounts receivable, net	$—	$117
Prepaid expenses and other current assets	—	135
Security deposits	—	39
Property and equipment, net	—	4,302
Assets held for sale	$—	$4,593
Accounts payable and accrued expenses	$—	$437
Capital leases	—	5,580
Deferred revenue	—	5
Liabilities as part of held for sale assets	$—	$6,022

The results of the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended June 30,
	2011	2010
Revenues	$71	$2,081
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	100	1,704
Selling, general and administrative	56	229
Gain on disposal of asset	(64)	—
Depreciation of property and equipment	389	48
Amortization of intangible assets	—	1
Total operating expenses	481	1,982
Income from operations	(410)	99
Interest expense	(164)	(254)
Other expense, net	2	—
Loss from discontinued operations	$(572)	$(155)

For the three months ended June 30, 2011, the loss from discontinued operations is comprised entirely from the Pavilion Theatre.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-

selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. On April 1, 2011, the Company adopted ASU 2009-13 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. On April 1, 2011, the Company adopted ASU 2009-14 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010. On April 1, 2011, the Company adopted ASU 2010-06 and the additional disclosure requirements did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  On April 1, 2011, the Company adopted ASU 2010-11 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  On April 1, 2011, the Company adopted ASU 2010-17 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard April 1, 2012 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard as of April 1, 2012.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of June 30, 2011		As of March 31, 2011
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans	$24,151	$115,796	$24,151	$123,262
KBC Facilities	6,029	41,246	4,191	39,705
P2 Vendor Note	71	631	72	649
P2 Exhibitor Notes	57	440	69	455
Total non-recourse notes payable	$30,308	$158,113	$28,483	$164,071

NEC Facility	$97	$—	$142	$5
2010 Note, net of debt discount	—	80,414	—	78,170
Total recourse notes payable	$97	$80,414	$142	$78,175
Total notes payable	$30,405	$238,527	$28,625	$242,246

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

	As of June 30, 2011	As of March 31, 2011
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(6,676)	(7,212)
PIK Interest	12,090	10,382
2010 Note, net	$80,414	$78,170
Less current portion	—	—
Total long term portion	$80,414	$78,170

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the senior secured multi draw term loan (the “GE Credit Facility”) and the Vendor Note, and its intercompany

obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,753 as of June 30, 2011.

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

	As of June 30, 2011	As of March 31, 2011
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(31,163)	(23,626)
Discount on 2010 Term Loans	(1,390)	(1,461)
2010 Term Loans, net	139,947	147,413
Less current portion	(24,151)	(24,151)
Total long term portion	$115,796	$123,262

In June 2010, CDF I executed three separate Interest Rate Swaps with counterparties for a total notional amount of approximately 66.67% of the amounts to be outstanding at June 15, 2011 under the 2010 Term Loans or an initial amount of $100,000. Under the Interest Rate Swaps, CDF I will effectively pay a fixed rate of 2.16%, to guard against CDF I’s exposure to increases in the variable interest rate under the 2010 Term Loans. SocGen arranged the transaction, which took effect commencing June 15, 2011  as required by the 2010 Term Loans and will remain in effect until at least June 15, 2013.  As principal repayments of the 2010 Term Loans occur, the notional amount will decrease by a pro rata amount, such that approximately $80,000 of the remaining principal amount will be covered by the Interest Rate Swaps at any time. The Company has not sought hedge accounting and therefore, changes in the value of its Interest Rate Swaps are recorded in the condensed consolidated statements of operations (see Note 2).

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2011, $8,885 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The

KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2011, $2,863 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2011, $13,312 has been drawn down on the KBC Facility #3.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2011, $21,811 has been drawn down on the KBC Facility #4.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #5 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of June 30, 2011, $2,516 has been drawn down on the KBC Facility #5.

The Company was in compliance with all of its debt covenants that were in effect at June 30, 2011.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In April 2011, the Company issued 118,344 shares of Class A Common Stock, with an aggregate value of $200, as payment of bonuses to certain senior executives of the Company.

In April 2011, the Company issued 41,155 shares of Class A Common Stock, with an aggregate value of $56, for stock options exercised at a weighted average exercise price of $1.37 per share.

In the three months ended June 30, 2011, the Company issued 363,607 shares of Class A Common Stock for restricted stock awards that vested.

PREFERRED STOCK

There were no cumulative dividends in arrears on the Preferred Stock at June 30, 2011.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 7,000,000 shares of Class A Common Stock to employees, outside directors and consultants.

Stock Options

During the three months ended June 30, 2011, under the Plan, the Company granted stock options to purchase 161,000 shares of its Class A Common Stock to its employees at a weighted average exercise price of $2.19 per share.  During the three months ended June 30, 2011, under the Plan, employees exercised stock options to purchase 41,155 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.37 per share. As of June 30, 2011, the weighted average exercise price for outstanding stock options is $2.97 and the weighted average remaining contractual life is 6.5 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2011	2,614,987	$3.12
Granted	161,000	2.19
Exercised	(41,155)	1.37
Cancelled	(137,600)	4.53
Balance at June 30, 2011	2,597,232	$2.97

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the three months ended June 30, 2011, the Company did not grant any restricted stock unit awards.  The Company may pay such restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2011	730,584	$1.40
Granted	—	—
Vested	(363,607)	1.51
Forfeitures	(9,969)	1.41
Balance at June 30, 2011	357,008	$1.29

WARRANTS

Warrants outstanding consisted of the following:

	As of June 30, 2011	As of March 31, 2011
Sageview Warrants	16,000,000	16,000,000

The Sageview Warrants were exercisable beginning on September 30, 2009 and contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.

7.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2011, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of June 30, 2011, Phase 2 DC also entered into master license agreements with 113 exhibitors covering a total of 3,895 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 3,895 contracted screens are contracts covering 2,937 screens with 103 exhibitors  under the Exhibitor-Buyer Structure. As of June 30, 2011, the Company has 2,829 Phase 2 Systems installed, including 1,955 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2011, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2011, the Company has purchased Systems under this agreement for an accumulated total of $49,387 and has additional purchase obligations for approximately $7,300.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2011, the Company has not purchased any Systems under this agreement.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Three Months Ended June 30,
	2011	2010
Interest paid	$6,078	$6,745
Assets acquired under capital leases	$20	$—
Accretion of preferred stock discount	$27	$27
Accrued dividends on preferred stock	$89	$100
Issuance of Class A Common Stock as payment of bonuses	$200	$—

9.	SEGMENT INFORMATION

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

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
USM	Provides cinema advertising services and entertainment.
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of June 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$424	$17	$56	$3,660	$—	$4,157
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$186,717	$65,383	$22,136	$12,066	$14,599	$300,901
Assets held for sale						—
Total assets						$300,901
Notes payable, non-recourse	$139,947	$48,474	$—	$—	$—	$188,421
Notes payable	—	—	97	—	80,414	80,511
Capital leases (1)	—	11	13	39	5,545	5,608
Total debt	$139,947	$48,485	$110	$39	$85,959	$274,540

(1) The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of June 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

	As of March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$435	$—	$72	$4,365	$1	$4,873
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$193,318	$59,704	$22,435	$13,760	$13,678	$302,895
Assets held for sale						4,593
Total assets						$307,488
Notes payable, non-recourse	$147,413	$45,141	$—	$—	$—	$192,554
Notes payable	—	—	148	—	78,169	78,317
Capital leases	—	14	16	31	—	61
Total debt	$147,413	$45,155	$164	$31	$78,169	$270,932

	Capital Expenditures
	For the Three Months Ended June 30,
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2011	$—	$3,070	$511	$39	$12	$3,632
2010	$—	$1,710	$90	$6	$—	$1,806

	Statements of Operations
	For the Three Months Ended June 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,583	$2,985	$5,547	$3,385	$—	$23,500
Intersegment revenues (1)	1	—	1,675	134	—	1,810
Total segment revenues	11,584	2,985	7,222	3,519	—	25,310
Less: Intersegment revenues	(1)	—	(1,675)	(134)	—	(1,810)
Total consolidated revenues	$11,583	$2,985	$5,547	$3,385	$—	$23,500
Direct operating (exclusive of depreciation and amortization shown below) (2)	109	74	3,325	2,164	—	5,672
Selling, general and administrative	117	58	1,338	1,766	1,921	5,200
Plus: Allocation of Corporate overhead	—	—	1,624	178	(1,802)	—
Provision for doubtful accounts	—	—	—	88	—	88
Research and development	—	—	65	—	—	65
Depreciation and amortization of property and equipment	7,139	1,633	528	125	67	9,492
Amortization of intangible assets	12	1	7	706	—	726
Total operating expenses	7,377	1,766	6,887	5,027	186	21,243
Income (loss) from operations	$4,206	$1,219	$(1,340)	$(1,642)	$(186)	$2,257

(1) Included in intersegment revenues of the Services segment is $1,367 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $212 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$2	$—	$9
Selling, general and administrative	—	—	56	12	386	454
Research and development	—	—	17	—	—	17
Total stock-based compensation	$—	$—	$80	$14	$386	$480

	Statements of Operations
	For the Three Months Ended June 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,513	$601	$2,877	$4,359	$—	$19,350
Intersegment revenues (1)	—	—	1,285	2	—	1,287
Total segment revenues	11,513	601	4,162	4,361	—	20,637
Less: Intersegment revenues	—	—	(1,285)	(2)	—	(1,287)
Total consolidated revenues	$11,513	$601	$2,877	$4,359	$—	$19,350
Direct operating (exclusive of depreciation and amortization shown below) (2)	38	15	2,222	2,664	—	4,939
Selling, general and administrative	18	8	886	1,565	2,999	5,476
Plus: Allocation of Corporate overhead	—	—	1,184	159	(1,343)	—
Provision for doubtful accounts	—	—	—	104	—	104
Research and development	—	—	65	—	—	65
Depreciation and amortization of property and equipment	7,139	326	495	191	10	8,161
Amortization of intangible assets	12	—	4	705	—	721
Total operating expenses	7,207	349	4,856	5,388	1,666	19,466
Income (loss) from operations	$4,306	$252	$(1,979)	$(1,029)	$(1,666)	$(116)

(1) Included in intersegment revenues of the Services segment is $1,022 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $175 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$4	$—	$17
Selling, general and administrative	—	—	61	17	583	661
Research and development	—	—	12	—	—	12
Total stock-based compensation	$—	$—	$86	$21	$583	$690

10.	SUBSEQUENT EVENTS

In July 2011, the Company issued 50,000 shares of Class A Common Stock and warrants to purchase up to 525,000 shares of its Class A Common Stock, vesting over 18 months and subject to termination with 90 days notice, for strategic management services related to CEG.

In July 2011, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of 4,338,750 shares of Class A Common Stock for an aggregate purchase price in cash of $6,942 priced at $1.60 per share. The proceeds will be used for general working capital purposes and strategic opportunities. The Company also entered into a Registration Rights Agreement with the Purchaser (the “Registration Rights Agreement“) pursuant to which the Company agreed to register the resale of these shares from time to time in accordance with the terms of the Registration Rights Agreement. The Company filed a registration statement for the resale of these shares on August 3, 2011.

In July 2011, the Company entered into a binding letter of intent for Technicolor to acquire the assets of Cinedigm's physical and electronic distribution business, as well as to create a strategic software design partnership between the two companies which is expected to close within 45 days, subject to the execution of definitive documentation. The initial phase of the software partnership will commence with Technicolor's global licensing of the Cinedigm digital distribution software platform. Technicolor will also become a strategic software design partner with Cinedigm, supporting the development of next generation entertainment industry software products to leverage the opportunities created by the rapidly accelerating global digital cinema conversion. The transaction is subject to the execution of definitive documentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cinedigm Digital Cinema Corp. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Form 10-K for the year ended March 31, 2011.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended March 31, 2011. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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

We have four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides the digital cinema platform that services and supports the Phase I Deployment and Phase II Deployment segments as well as is being offered to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors and in-theatre advertising.  In June 2010, the Company decided to discontinue the motion picture exhibition to the general public, information technology consulting services and managed network monitoring services, and hosting services and network access for other web hosting services, which are all separate reporting units previously included in our former Other segment.    Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The following organizational chart provides a graphic representation of our four primary businesses:
We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $6.4 million and $7.1 million in the three months ended June 30, 2011 and 2010, respectively, and we have an accumulated deficit of $204.1 million as of June 30, 2011. We also have significant contractual obligations related to our non-recourse and recourse debt for the next fiscal year 2012 and beyond. We expect to continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at June 30, 2011, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least June 30, 2012. We have signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to our Phase II Deployment, however there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to us or our existing stockholders.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not reflect any adjustments which may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$11,583	$11,513	1%
Phase II Deployment	2,985	601	397%
Services	5,547	2,877	93%
Content & Entertainment	3,385	4,359	(22)%
	$23,500	$19,350	21%

Revenues increased $4.2 million or 21%.  The increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC’s financed Systems installed and ready for content to 874 at June 30, 2011 from 237 at June 30, 2010.  The 93% increase in revenues in the Services segment was primarily due to (i) a 32% increase in DMS revenues, due to a concentration of features released by its customers in the quarter and strong growth in the number of deliveries per feature distributed as industry digital deployments have driven site growth partially offset by an 8% decrease in non-theatrical satellite services revenues as macroeconomic factors reduced revenues from existing customers; (ii) increased Phase 2 DC service fees as 634 Phase 2 DC and Exhibitor-Buyer systems were installed during the quarter and a total of 2,829 installed systems were generating service fees in the quarter; (iii) an 8% increase in Phase 1 DC service fees earned due to higher screen turns during the quarter; and (iv) a 207% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business. We expect continued growth in services from (i) increased deployments from our current backlog as well as from new exhibitor customer signings as we enter the final 15-18 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the second half of this fiscal year; and (iii) new potential software customers based on our active domestic and international pipeline.

As of June 30, 2011 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 2,829 Phase 2 DC screens in comparison to 619 at June 30, 2010 and 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary, identical to the number serviced in the previous year. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure.

In the Content & Entertainment segment, USM’s in-theatre advertising revenues decreased 13% from the previous year as local advertising revenues declined 5%, national advertising revenues generated by the partnership with Screenvision decreased 44% and non-cash inter-company barter revenues related to content acquisition were eliminated.  The local advertising sales environment continues to be challenging due to macro-economic factors and the national advertising decline was the result of a change of national revenue accrual timing by Screenvision which will shift national revenue recognition to our third and fourth fiscal quarters.  CEG’s content distribution revenues decreased 48% due to an expected reduction in events and independent film distribution in this fiscal quarter in contrast to the prior year which included content distribution-related revenues earned by CEG from events such as PHISH in 3-D and the NCAA Final Four® live 3D sporting event.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. CEG has recently released several events including Life in a Day with YouTube and National Geographic, John Carpenter's The Ward and a Sarah Palin documentary as well as announced several film and events for the remainder of the fiscal year in including an 8 picture independent movie release agreement with Arc Entertainment.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$109	$38	187%
Phase II Deployment	74	15	393%
Services	3,325	2,222	50%
Content & Entertainment	2,164	2,664	(19)%
	$5,672	$4,939	15%

Direct operating expenses increased 15% tied to our overall revenue increase.  The increase in direct operating costs in the Phase I and Phase II Deployment segments was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to increased DMS feature and trailer hard drive delivery volumes and higher Federal Express delivery rates as well as additional personnel costs to manage our increased delivery volume as well as for software development.  The decrease in the Content & Entertainment segment was primarily related to reduced non-cash content acquisition expenses for CEG related to the fair value of barter advertising provided by USM and a 22% decrease in minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. We expect direct operating expenses to remain consistent at the current level with any future increases associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$117	$18	550%
Phase II Deployment	58	8	625%
Services	1,338	886	51%
Content & Entertainment	1,766	1,565	13%
Corporate	1,921	2,999	(36)%
	$5,200	$5,476	(5)%

Selling, general and administrative expenses decreased $0.3 million or (5)% as corporate expense levels offset the growth at the operating units tied to revenue growth.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The increase in the Content & Entertainment segment was related to a budgeted increase in staffing levels within the sales force at USM. The decrease within Corporate was mainly due to the elimination of transition costs related to the retirement of our prior CEO this year compared to $0.9 million in the prior year and partially offset by increased travel costs.  As of June 30, 2011 and 2010 and excluding employees in our discontinued operations, we had 205 and 169 employees, of which 4 and 3 were part-time employees and 65 and 56 were salespersons, respectively.  We expect a modest increase in selling, general and administrative expenses as we support our recent new software business contracts and expanding sales pipeline with additional sales and service headcount.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$7,139	$7,139	—%
Phase II Deployment	1,633	326	401%
Services	528	495	7%
Content & Entertainment	125	191	(35)%
Corporate	67	10	570%
	$9,492	$8,161	16%

Depreciation and amortization expense increased $1.3 million or 16%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended June 30, 2010.  The decrease in the Content & Entertainment segment reflects reduced depreciation expense on assets which are fully depreciated or amortized at June 30, 2011.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional satellite systems are installed.

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$2,728	$2,810	(3)%
Phase II Deployment	537	231	132%
Services	10	8	25%
Content & Entertainment	3	2	50%
Corporate	4,106	3,780	9%
	$7,384	$6,831	8%

Interest expense increased $0.6 million or 8%. Total interest expense included $6.8 million and $6.2 million of interest paid and accrued for the three months ended June 30, 2011 and 2010, respectively.  The decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates the continued repayment of Phase 1 DC's 2010 Term Loans from free cashflow and the resulting reduced debt balance.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added $39.0 million of additional non-recourse Phase 2 debt to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2012. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  The Company has an interest reserve set aside to cover cash interest payments on this note through September 30, 2011 and thereafter will pay its cash interest expense through the cashflows from operations.

Non-cash interest expense was $0.6 million for each of the three months ended June 30, 2011 and 2010, respectively, and represents the accretion of $0.5 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a loss of $0.8 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a loss of $5.0 million for the three months ended June 30, 2010.  The shares underlying these warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries.
The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $0.3 million for the three months ended June 30, 2011 in comparison to $(0.5) million for the three months ended June 30, 2010. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, as well as recently signed software contracts, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

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

Management presents Adjusted EBITDA because it believes that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. Management also believes that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating the Company's performance and comparing our performance with the performance of our competitors. Management also uses Adjusted EBITDA for planning purposes, as well as to evaluate the Company's performance because Adjusted EBITDA excludes certain non-recurring or non-cash items, such as stock-based compensation charges, that management believes are not indicative of the Company's ongoing operating performance.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2011	2010
Net loss from continuing operations	$(5,821)	$(6,904)
Add Back:
Amortization of software development	212	175
Depreciation and amortization of property and equipment	9,492	8,161
Amortization of intangible assets	726	721
Interest income	(51)	(67)
Interest expense	7,384	6,831
Loss on extinguishment of note payable	—	4,448
Other expense, net	(42)	151
Change in fair value of interest rate swap	787	458
Change in fair value of warrants	—	(5,033)
Stock-based compensation	480	690
Non-recurring CEO transition expenses	—	912
Adjusted EBITDA	$13,167	$10,543

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(8,772)	(7,465)
Amortization of intangible assets	(13)	(12)
Income from operations	(5,425)	(4,558)
Intersegment services fees earned (1)	1,367	1,022
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$324	$(470)

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. On April 1, 2011, the Company adopted ASU 2009-13 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include

Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. On April 1, 2011, the Company adopted ASU 2009-14 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010. On April 1, 2011, the Company adopted ASU 2010-06 and the additional disclosure requirements did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  On April 1, 2011, the Company adopted ASU 2010-11 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  On April 1, 2011, the Company adopted ASU 2010-17 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard April 1, 2012 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard as of April 1, 2012.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 21,000 of the domestic screens are equipped with digital cinema technology, and 6,553 of those screens contain our Systems and software. We anticipate the vast majority of the North American industry’s screens to be converted to digital in the next two years, and after our Phase I Deployment, we announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 2,829 Systems have been installed as of June 30, 2011. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2011, $49.4 million has been drawn down on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $47.3 million.

As of June 30, 2011, we had positive working capital, defined as current assets less current liabilities, of $1.4 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $22.2 million.

Operating activities provided net cash of $7.3 million and $2.0 million or the three months ended June 30, 2011 and 2010, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to grow modestly as we continue to deploy Phase 2 Systems. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $2.2 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively. The increase was due to Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cashflows.

Financing activities used net cash of $4.4 million for the three months ended June 30, 2011 and provided net cash of $0.1 million for the three months ended June 30, 2010.  The decrease in cash provided was due to the proceeds from the 2010 Term Loans offset by the repayment of the prior Phase 1 DC credit facility and vendor financing note and debt issuance costs paid resulting from the 2010 Term Loans during the three months ended June 30, 2010.  Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.  Although we continue to seek new sources of financing and to refinance existing obligations, the terms of any such financing have not yet been determined.

The Company expects to deploy Systems in our Phase II Deployment using a combination of non-recourse Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and both the exhibitors’ and Cinedigm’s ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payments.
The following table summarizes our significant contractual obligations as of fiscal June 30, 2011:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2012	2013 & 2014	2015 & 2016	Thereafter
Long-term recourse debt (1)	$111,543	$97	$—	$111,446	$—
Long-term non-recourse debt (2)	189,811	30,308	65,810	80,411	13,282
Capital lease obligations (3)	5,608	197	477	662	4,272
Debt-related obligations, principal	306,962	30,602	66,287	192,519	17,554
Interest on recourse debt (4)	21,315	6,285	14,159	871	—
Interest on non-recourse debt	27,976	8,763	12,757	5,780	676
Interest on capital leases (3)	7,192	974	1,840	1,642	2,736
Total interest	56,483	16,022	28,756	8,293	3,412
Total debt-related obligations	$363,445	$46,624	$95,043	$200,812	$20,966
Operating lease obligations (5)	$4,754	$1,306	$2,010	$1,438	$—
Theatre agreements (6)	16,723	3,864	5,462	5,063	2,334
Obligations to be included in operating expenses	21,477	5,170	7,472	6,501	2,334
Purchase obligations (7)	13,877	13,877	—	—	—
Total	$398,799	$65,671	$102,515	$207,313	$23,300
Total non-recourse debt including interest	$217,787	$39,071	$78,567	$86,191	$13,958

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $24.4 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Includes the capital lease and capital lease interest of $12.7 million for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of June 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining interest of approximately $3.6 million on the 2010 Note to be paid with the funding of a cash reserve established with proceeds from the 2009 Private Placement and excludes the PIK Interest on the 2010 Note.

(5)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $3.2 million.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(6)	Represents minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising.

(7)	Includes $13.8 million for additional Phase II Systems under purchase orders with Barco. This is expected to be funded through non-recourse KBC Facilities.

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

Subsequent Events

In July 2011, the Company issued 50,000 shares of Class A Common Stock and warrants to purchase up to 525,000 shares of its Class A Common Stock, vesting over 18 months and subject to termination with 90 days notice, for strategic management services related to CEG.

In July 2011, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors an aggregate of 4,338,750 shares of Class A Common Stock for an aggregate purchase price in cash of $6.9 million priced at $1.60 per share. The proceeds will be used for general working capital purposes and strategic opportunities. The Company also entered into a Registration Rights Agreement with the Purchaser (the “Registration Rights Agreement“) pursuant to which the Company agreed to register the resale of these shares from time to time in accordance with the terms of the Registration Rights Agreement. The Company filed a registration statement for the resale of these shares on August 3, 2011.

In July 2011, the Company entered into a binding letter of intent for Technicolor to acquire the assets of Cinedigm's physical and electronic distribution business, as well as to create a strategic software design partnership between the two companies which is expected to close within 45 days, subject to the execution of definitive documentation. The initial phase of the software partnership will commence with Technicolor's global licensing of the Cinedigm digital distribution software platform. Technicolor will also become a strategic software design partner with Cinedigm, supporting the development of next generation entertainment industry software products to leverage the opportunities created by the rapidly accelerating global digital cinema conversion. The transaction is subject to the execution of definitive documentation.

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

There have been no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	August 11, 2011	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 11, 2011	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation