Form 10-Q
period 2011-09-30
Cinedigm Digital Cinema Corp.
filed 2011-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of November 9, 2011, 37,638,746 shares of Class A Common Stock, $0.001 par value, and 25,000 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,832	$10,748
Restricted available-for-sale investments	9,081	6,480
Accounts receivable, net	20,009	15,495
Deferred costs, current portion	2,084	2,058
Unbilled revenue, current portion	9,662	6,768
Prepaid and other current assets	1,166	1,030
Note receivable, current portion	566	438
Assets held for sale	—	14,569
Total current assets	60,400	57,586
Restricted cash	5,753	5,751
Security deposits	217	178
Property and equipment, net	222,433	223,906
Intangible assets, net	583	731
Capitalized software costs, net	3,872	3,767
Goodwill	5,874	5,874
Deferred costs, net of current portion	6,813	7,565
Unbilled revenue, net of current portion	704	834
Note receivable, net of current portion	1,070	1,296
Accounts receivable, net of current portion	24	—
Total assets	$307,743	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	September 30, 2011	March 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$11,126	$8,688
Current portion of notes payable, non-recourse	30,871	28,483
Current portion of notes payable	—	142
Current portion of capital leases	184	27
Current portion of deferred revenue	4,101	3,141
Current portion of customer security deposits	60	60
Liabilities as part of held for sale assets	—	11,244
Total current liabilities	46,342	51,785
Notes payable, non-recourse, net of current portion	155,774	164,071
Notes payable, net of current portion	82,692	78,175
Capital leases, net of current portion	5,341	3
Interest rate swaps	2,539	1,971
Deferred revenue, net of current portion	11,439	9,687
Customer security deposits, net of current portion	9	9
Total liabilities	304,136	305,701
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively. Liquidation preference $3,559	3,304	3,250
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 37,644,164 and 32,320,287 shares issued and 37,592,724 and 32,268,847 shares outstanding at September 30, 2011 and March 31, 2011, respectively	38	32
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 25,000 shares issued and outstanding, at September 30, 2011 and March 31, 2011, respectively	—	—
Additional paid-in capital	204,884	196,420
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(204,447)	(197,648)
Accumulated other comprehensive loss	—	(95)
Total stockholders’ equity	3,607	1,787
Total liabilities and stockholders’ equity	$307,743	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Revenues	$23,517	$15,117	$43,885	$30,501
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	3,479	2,188	7,377	5,069
Selling, general and administrative	4,525	3,668	8,379	7,878
Provision for doubtful accounts	23	122	23	122
Research and development	31	97	96	162
Depreciation and amortization of property and equipment	9,384	8,114	18,752	16,085
Amortization of intangible assets	86	84	174	167
Total operating expenses	17,528	14,273	34,801	29,483
Income from operations	5,989	844	9,084	1,018
Interest income	24	38	75	105
Interest expense	(7,573)	(6,645)	(14,954)	(13,474)
Loss on extinguishment of note payable	—	—	—	(4,448)
Other income (expense), net	380	(159)	426	(292)
Change in fair value of interest rate swaps	219	(987)	(568)	(1,445)
Change in fair value of warrant liability	—	(1,891)	—	3,142
Net loss from continuing operations	(961)	(8,800)	(5,937)	(15,394)
Income (loss) from discontinued operations	733	(2,035)	(684)	(2,500)
Net income (loss)	(228)	(10,835)	(6,621)	(17,894)
Preferred stock dividends	(89)	(105)	(178)	(205)
Net loss attributable to common stockholders	$(317)	$(10,940)	$(6,799)	$(18,099)
Net loss per Class A and Class B common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.29)	$(0.17)	$(0.52)
Income (loss) from discontinued operations	0.02	(0.07)	(0.02)	(0.08)
	$(0.01)	$(0.36)	$(0.19)	$(0.60)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	37,115,346	30,294,306	34,886,202	29,860,122

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,621)	$(17,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of businesses	(910)	(622)
Depreciation and amortization of property and equipment and amortization of intangible assets	20,420	17,897
Amortization of capitalized software costs	364	372
Amortization of debt issuance costs included in interest expense	1,012	1,020
Provision for doubtful accounts	23	136
Stock-based compensation and expenses	1,468	1,361
Change in fair value of interest rate swaps	568	1,445
Change in fair value of warrant liability	—	(3,142)
Realized loss on restricted available-for-sale investments	117	44
PIK interest expense added to note payable	3,449	3,187
Loss on extinguishment of note payable	—	4,448
Accretion of note payable discount included in interest expense	1,073	1,193
Changes in operating assets and liabilities:
Accounts receivable	(3,835)	(1,321)
Unbilled revenue	(3,162)	269
Prepaids and other current assets	112	(1,786)
Other assets	(39)	2,730
Accounts payable and accrued expenses	1,733	4
Deferred revenue	1,913	1,461
Other liabilities	—	49
Net cash provided by operating activities	17,685	10,851
Cash flows from investing activities
Net proceeds from disposal of business	5,774	—
Purchases of property and equipment	(13,421)	(5,746)
Purchases of intangible assets	(25)	(6)
Additions to capitalized software costs	(469)	(254)
Sales/maturities of restricted available-for-sale investments	2,681	3,110
Purchase of restricted available-for-sale investments	(5,400)	(4,276)
Restricted cash	(2)	1,156
Net cash used in investing activities	(10,862)	(6,016)
Cash flows from financing activities
Repayment of notes payable	(19,104)	(19,287)
Proceeds from notes payable	—	170,775
Repayment of credit facilities	—	(154,932)
Proceeds from credit facilities	13,047	5,025
Payments of debt issuance costs	(284)	(4,894)
Principal payments on capital leases	(83)	(99)
Net proceeds from issuance of Class A common stock	7,070	941
Costs associated with issuance of Class A common stock	(385)	(44)
Net cash (used) provided by financing activities	261	(2,515)
Net change in cash and cash equivalents	7,084	2,320
Cash and cash equivalents at beginning of period	10,748	9,094
Cash and cash equivalents at end of period	$17,832	$11,414

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Our focus is in four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite, hard drive and broadband to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company's Content & Entertainment segment provides content marketing and distribution services to alternative and independent film content owners and to theatrical exhibitors.

The Company classifies certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), hosting services and network access for other web hosting services (“Access Digital Server Assets”), which were all separate reporting units previously included in our former "Other" segment, and the cinema advertising services business ("USM"), which was previously included in our Content & Entertainment segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party and in September 2011, completed the sale of USM to a third party (see Note 3) . Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reportable segments can be found in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $204,447 as of September 30, 2011. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2012 and beyond.  The Company may continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at September 30, 2011, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least September 30, 2012. The Company entered into a new financing agreement in October 2011 for additional non-recourse debt capital to meet equipment requirements related to the Company’s Phase II Deployment. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”) (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”) (sold in September 2011),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”). All intercompany transactions and balances have been eliminated.

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

Exhibitors who purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are paid from VPFs over approximately one year.  Additionally, the Company recognizes activation fee revenue on Phase 2 DC Systems upon installation which revenue is generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 10% of the VPFs collected.

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

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  The Company has not had any barter advertising transactions since the six months ended September 30, 2010 when $356 of net revenues and direct operating costs related to barter advertising were recognized.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $284 and $281 as of September 30, 2011 and March 31, 2011, respectively.

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (see Note 5), the Company was required to segregate a portion of the proceeds into marketable securities, which was used to pay interest over the first two years and segregate a portion of proceeds from sales activities into restricted use marketable securities.  The Company classifies these marketable securities as restricted available-for-sale investments.

In connection with the $172,500 term loans issued in May 2010 (see Note 5), the Company segregated $3,873 of the proceeds into an account to be used to fund the purchase of satellite equipment for DMS.

Restricted available-for-sale investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. These investments are recorded at fair value. As of September 30, 2011, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive loss in the condensed consolidated financial statements.  Realized gains and losses are recorded in the condensed consolidated statements of operations when securities mature or are redeemed as a component of other income (expense).  During the three and six months ended September 30, 2011, the Company realized $25 and $117, respectively, of losses on sales of securities. During the three and six months ended September 30, 2011, the Company recorded unrealized gains of $21 and $95, respectively. During the three and six months ended September 30, 2010, the Company recognized losses of $22 and $44, respectively, and recorded unrealized losses of $9 and $18, respectively.

The carrying value and fair value of restricted available-for-sale investments at September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other interest bearing securities	9,081	—	—	9,081
	$9,081	$—	$—	$9,081

The carrying value and fair value of restricted available-for-sale investments at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$710	$—	$(42)	$668
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,270	—	(51)	1,219
Other interest bearing securities	4,595	—	(2)	4,593
	$6,575	$—	$(95)	$6,480

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (see Note 5), the Company maintains cash restricted for repaying interest on the Term Loans as follows:

	As of September 30, 2011	As of March 31, 2011
Interest reserve account related to the 2010 Term Loans (see Note 5)	$5,753	$5,751

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

STOCK-BASED COMPENSATION

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $420 and $669, respectively, and $898 and $1,345 for the six months ended September 30, 2011 and 2010, respectively.  During the six months ended September 30, 2010, certain stock-based awards were accelerated upon the retirement of the former CEO, which resulted in recognition of $266 of additional stock-based compensation expense. In addition to stock-based compensation, the Company incurred $562 of stock-based expenses for the three and six months ended September 30, 2011 related to directors fees and independent third party strategic management services.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2011 and 2010 was $0.88 and $0.00, respectively, and $0.92 and $0.91, for the six months ended September 30, 2011 and 2010, respectively. There were 52,473 and 93,628 stock options exercised during the three and six months ended September 30, 2011, respectively, and there were no stock options exercised during the three and six months ended September 30, 2010.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2011	2010	2011	2010
Range of risk-free interest rates	0.9-1.7%	—%	0.9-2.1%	2.0-2.2%
Dividend yield	—	—	—	—
Expected life (years)	5	—	5	5
Range of expected volatilities	76.0-77.6%	—%	77.2-78.0%	78.5-78.8%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows for the periods presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Direct operating	$17	$17	$26	$34
Selling, general and administrative	372	637	824	1,284
Research and development	31	15	48	27
	$420	$669	$898	$1,345

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues and gross margins, which vary among reporting units. The discount rates utilized in conjunction with our last evaluations were 16.0% - 27.5% based on the estimated market participant weighted average cost of capital (“WACC”) for each unit.  The market participant based WACC for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

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

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of September 30, 2011	$—	$—	$4,306	1,568	$—	$5,874

As of March 31, 2011	$—	$—	$4,306	1,568	—	$5,874

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

During the three and six months ended September 30, 2011 and 2010, no impairment charge was recorded for goodwill related to the Company's continuing operations.

As of September 30, 2011, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks and Federal Communications Commission licenses (for satellite transmission services), which are estimated to have useful lives ranging from two to ten years.  During the three and six months ended September 30, 2011 and 2010, the Company acquired intangible assets of $25 and $6, respectively. During the three and six months ended September 30, 2011 and 2010, no impairment charge was recorded for intangible assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, including finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and six months ended September 30, 2011 and 2010, no impairment charge for long-lived assets was recorded.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and six months ended September 30, 2011 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 25,475,314 shares and 20,949,329 shares as of September 30, 2011 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value.  In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity) or in the condensed consolidated statement of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps were recorded in the condensed consolidated statements of operations (see Note 5).

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,832	$—	$—	$17,832
Available-for-sale investments	9,081	—	—	9,081
Restricted cash	5,753	—	—	5,753
Interest rate swaps	—	(2,539)	—	(2,539)
	$32,666	$(2,539)	$—	$30,127

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,748	$—	$—	$10,748
Available-for-sale investments	668	5,812	—	6,480
Restricted cash	5,751	—	—	5,751
Interest rate swaps	—	(1,971)	—	(1,971)
	$17,167	$3,841	$—	$21,008

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

USM has contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracts with businesses of various types to place their advertisements in select theatre locations, designs the advertisement, and places it on-screen for specific periods of time, generally ranging from three to twelve months.  The Company determined that this business did not meet its strategic plan and sold USM in September 2011 for $6,000, before transaction expenses of $226, and recognized a gain on the sale of $846 for the three and six month periods ended September 30, 2011. USM was formerly part of the Content & Entertainment segment.

The Pavilion Theatre generates movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, was no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010. Accordingly, the Company classified the Pavilion Theatre as assets held for sale in the quarter ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the years ended March 31, 2011 and 2010. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to an unrelated third party and recognized a $64 gain for the six months ended September 30, 2011. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of September 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre.

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

The Pavilion Theatre, Managed Services and Access Digital Server Assets were all separate reporting units previously included in our former "Other" segment.

The financial position and results of operations of all discontinued operations have been retroactively reclassified from their respective segments into assets held for sale and discontinued operations, respectively, beginning the date on which they were discontinued. The reclassification of prior period amounts resulted in an improvement to loss from continuing operations per common share for the three and six months ended September 30, 2010 of $0.02 and $0.03, respectively, per common share.

The assets and liabilities of held for sale assets were comprised of the following:

	As of September 30, 2011	As of March 31, 2011
Accounts receivable, net	$—	$4,367
Prepaid expenses and other current assets	—	462
Other assets	—	706
Property and equipment, net		4,892
Intangible assets, net	—	4,142
Assets held for sale	$—	$14,569
Accounts payable and accrued expenses	$—	$2,082
Capital leases	—	5,611
Deferred revenue	—	3,551
Liabilities as part of held for sale assets	$—	$11,244

The results of USM, the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Revenues	$2,313	$5,268	5,516	11,315
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	1,293	3,382	3,167	7,144
Selling, general and administrative	732	1,427	2,129	2,911
Provision for doubtful accounts	60	152	148	256
Stock-based compensation	3	5	8	16
(Gain) loss on disposal of asset	—	120		120
Impairment of goodwill	—	1,763	—	1,763
Depreciation of property and equipment	70	179	583	417
Amortization of intangible assets	268	638	906	1,277
Total operating expenses	2,426	7,666	6,941	13,904
Income (loss) from operations	(113)	(2,398)	(1,425)	(2,589)
Interest expense	(2)	(253)	(169)	(509)
Other expense, net	2	(6)	—	(24)
Loss from discontinued operations	$(113)	$(2,657)	(1,594)	(3,122)
Gain from sale of operations	$(846)	$(622)	(910)	(622)
Income (loss) from discontinued operations	$733	$(2,035)	(684)	(2,500)

For the three and six months ended September 30, 2011, the income (loss) from discontinued operations is comprised of USM and the Pavilion Theatre. There is no tax provision or benefit related to any of the discontinued operations.

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

In June 2011, FASB codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Currently, the Company presents comprehensive income in its statements of equity. The provisions of this guidance are effective for the Company beginning April 1, 2012 and are required to be applied retroactively.

In September 2011, the FASB codified guidance related to the testing of goodwill for impairment. The guidance provides entities with the option to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines the fair value of a reporting unit is not less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option of bypassing the qualitative analysis in any period and proceeding directly to the two-step impairment test. The provisions of this guidance are effective for the Company April 1, 2012 but are permitted to be adopted earlier.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of September 30, 2011		As of March 31, 2011
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans	$24,151	$108,080	$24,151	$123,262
KBC Facilities	6,599	46,659	4,191	39,705
P2 Vendor Note	63	608	72	649
P2 Exhibitor Notes	58	425	69	455
Total non-recourse notes payable	$30,871	$155,772	$28,483	$164,071

NEC Facility	$—	$—	$142	$5
2010 Note, net of debt discount	—	82,692	—	78,170
Total recourse notes payable	$—	$82,692	$142	$78,175
Total notes payable	$30,871	$238,464	$28,625	$242,246

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt. The KBC Facility, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I. The Company has no payment obligations related to these non-recourse loans.

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

	As of September 30, 2011	As of March 31, 2011
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(6,139)	(7,212)
PIK Interest	13,831	10,382
2010 Note, net	$82,692	$78,170
Less current portion	—	—
Total long term portion	$82,692	$78,170

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the senior secured multi draw term loan (the “GE Credit Facility”) and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,753 as of September 30, 2011.

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

	As of September 30, 2011	As of March 31, 2011
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(38,951)	(23,626)
Discount on 2010 Term Loans	(1,318)	(1,461)
2010 Term Loans, net	132,231	147,413
Less current portion	(24,151)	(24,151)
Total long term portion	$108,080	$123,262

In June 2010, CDF I executed three separate Interest Rate Swaps with counterparties for a total notional amount of approximately 66.67% of the amounts to be outstanding at June 15, 2011 under the 2010 Term Loans or an initial amount of $100,000. Under the Interest Rate Swaps, CDF I will effectively pay a fixed rate of 2.16%, to guard against CDF I’s exposure to increases in the variable interest rate under the 2010 Term Loans. SocGen arranged the transaction, which took effect commencing June 15, 2011 as required by the 2010 Term Loans and will remain in effect until at least June 15, 2013.  As principal repayments of the 2010 Term Loans occur, the notional amount will decrease by a pro rata amount, such that approximately $80,000 of the remaining principal amount will be covered by the Interest Rate Swaps at any time. The Company has not sought hedge accounting treatment for these instruments, and therefore changes in the value of its Interest Rate Swaps are recorded in the condensed consolidated statements of operations (see Note 2).

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $3,373 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $2,553 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $13,312 has been drawn down on the KBC Facility #3.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $21,811 has been drawn down on the KBC Facility #4.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $9,508 has been drawn down on the KBC Facility #5.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of September 30, 2011, $2,701 has been drawn down on the KBC Facility #6.

The Company was in compliance with all of its debt covenants that were in effect at September 30, 2011.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

In July 2011, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 4,338,750 shares of Class A Common Stock for an aggregate purchase price in cash of $6,942, or $1.60 per share. The proceeds are being used for general working capital purposes and strategic opportunities. The Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement“) pursuant to which the Company agreed to register the resale of these shares from time to time in accordance with the terms of the Registration Rights Agreement. The Company filed a registration statement for the resale of these shares on August 3, 2011 and it was declared effective by the SEC on August 16, 2011.

During the six months ended September 30, 2011 the Company issued 213,936 shares of Class A Common Stock, with an aggregate value of $370, as payment of accrued bonuses to certain senior executives of the Company. In addition, the Company issued 253,202 shares of Class A Common Stock, with an aggregate value of $369, to members of the board of directors as payment of fees and issued 50,000 shares of Class A Common Stock, with an aggregate value of $86, to independent third parties for strategic management services related to CEG. In addition to the 50,000 shares of Class A Common Stock, the Company issued its strategic management service provider warrants to purchase up to 525,000 shares of its Class A Common Stock that vest over 18 months and are subject to termination with 90 days notice.

In April 2011, the Company issued 41,155 shares of Class A Common Stock, with an aggregate value of $56, for stock options exercised at a weighted average exercise price of $1.37 per share. In July 2011, the Company issued an additional 52,473 shares of Class A Common Stock, with an aggregate value of $72, for stock options exercised at a weighted average price of $1.38 per share.

In the three and six months ended September 30, 2011, the Company issued 10,754 shares and 374,361 shares, respectively, of Class A Common Stock for restricted stock awards that vested.

PREFERRED STOCK

There were no cumulative dividends in arrears on the Preferred Stock at September 30, 2011.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 7,000,000 shares of Class A Common Stock to employees, outside directors and consultants.

Stock Options

During the six months ended September 30, 2011, under the Plan, the Company granted stock options to purchase 2,058,000 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.78.  During the six months ended September 30, 2011, under the Plan, employees exercised stock options to purchase 93,628 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.37. As of September 30, 2011, the weighted average exercise price for outstanding stock options is $2.42 and the weighted average remaining contractual life is 4.2 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2011	2,614,987	$3.12
Granted	2,058,000	1.78
Exercised	(93,628)	1.37
Cancelled	(372,924)	4.03
Balance at September 30, 2011	4,206,435	$2.42

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the six months ended September 30, 2011, the Company did not grant any restricted stock or restricted stock unit awards.  The Company may pay restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2011	730,584	$1.40
Granted	—	—
Vested	(453,968)	1.54
Forfeitures	(32,737)	1.16
Balance at September 30, 2011	243,879	$1.18

WARRANTS

At September 30, 2011 outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants vest over 18 months and are subject to termination with 90 days notice in the event of termination of the consulting management services agreement.

7.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2011, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of September 30, 2011, Phase 2 DC also entered into master license agreements with 137 exhibitors covering a total of 5,915 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 5,915 contracted screens are contracts covering 3,981 screens with 122 exhibitors  under the Exhibitor-Buyer Structure. As of September 30, 2011, the Company has 4,258 Phase 2 Systems installed, including 2,678 screens under the Exhibitor-Buyer Structure.  For Phase 2 Systems that the Company will own and finance, installation of additional Systems in the Phase II Deployment is contingent upon the completion of financing for the purchase of Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2011, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2011, the Company has purchased Systems under this agreement for an accumulated total of $55,758 and has additional purchase obligations for approximately $9,500.

In March 2009, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with NEC Corporation of America (“NEC”), for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2011, the Company has not purchased any Systems under this agreement.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Six Months Ended September 30,
	2011	2010
Interest paid	$9,131	$12,513
Assets acquired under capital leases	$—	$27
Accretion of preferred stock discount	$54	$54
Accrued dividends on preferred stock	$178	$205
Issuance of Class A Common Stock as payment of dividends on preferred stock	$—	$655
Issuance of Class A Common Stock as payment of bonuses	$370	$—

9.	SEGMENT INFORMATION

The Company is comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment and the operations of USM (formerly part of the Content & Entertainment segment) have been reclassified as discontinued operations (see Notes 1 and 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  All segment information has been restated to reflect the changes described above for all periods presented.

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

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of September 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$413	$16	$50	$104	$—	$583
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$180,057	$77,423	$22,578	$3,045	$24,640	$307,743
Assets held for sale						—
Total assets						$307,743
Notes payable, non-recourse	$132,231	$54,414	$—	$—	$—	$186,645
Notes payable	—	—	—	—	82,692	82,692
Capital leases (1)	—	8	9	—	5,508	5,525
Total debt	$132,231	$54,422	$9	$—	$88,200	$274,862

(1) The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of September 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

	As of March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$435	$—	$72	$223	$1	$731
Total goodwill	$—	$—	$4,306	$1,568	$—	$5,874
Assets from continuing operations	$193,318	$59,704	$22,435	$3,784	$13,678	$292,919
Assets held for sale						14,569
Total assets						$307,488
Notes payable, non-recourse	$147,413	$45,141	$—	$—	$—	$192,554
Notes payable	—	—	148	—	78,169	78,317
Capital leases	—	14	16	—	—	30
Total debt	$147,413	$45,155	$164	$—	$78,169	$270,901

	Capital Expenditures
	For the Six Months Ended September 30,
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2011	$—	$12,228	$1,164	$14	$—	$13,406
2010	$—	$5,292	$391	$63	$—	$5,746

	Statements of Operations
	For the Three Months Ended September 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,746	$3,916	$7,207	$648	$—	$23,517
Intersegment revenues (1)	6	—	2,099	—	—	2,105
Total segment revenues	11,752	3,916	9,306	648	—	25,622
Less: Intersegment revenues	(6)	—	(2,099)	—	—	(2,105)
Total consolidated revenues	$11,746	$3,916	$7,207	$648	$—	$23,517
Direct operating (exclusive of depreciation and amortization shown below) (2)	119	50	2,731	579	—	3,479
Selling, general and administrative	58	32	1,150	584	2,701	4,525
Plus: Allocation of Corporate overhead	—	—	1,624	89	(1,713)	—
Provision for doubtful accounts	—	—	23	—	—	23
Research and development	—	39	(8)	—	—	31
Depreciation and amortization of property and equipment	7,139	1,599	548	1	97	9,384
Amortization of intangible assets	13	2	4	67	—	86
Total operating expenses	7,329	1,722	6,072	1,320	1,085	17,528
Income (loss) from operations	$4,417	$2,194	$1,135	$(672)	$(1,085)	$5,989

(1) Included in intersegment revenues of the Services segment is $1,710 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $212 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$15	$2	$—	$17
Selling, general and administrative	—	—	40	8	324	372
Research and development	—	—	31	—	—	31
Total stock-based compensation	$—	$—	$86	$10	$324	$420

	Statements of Operations
	For the Three Months Ended September 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,988	$1,111	$2,868	$150	$—	$15,117
Intersegment revenues (1)	1	—	1,355	—	—	1,356
Total segment revenues	10,989	1,111	4,223	150	—	16,473
Less: Intersegment revenues	(1)	—	(1,355)	—	—	(1,356)
Total consolidated revenues	$10,988	$1,111	$2,868	$150	$—	$15,117
Direct operating (exclusive of depreciation and amortization shown below) (2)	122	31	1,875	160	—	2,188
Selling, general and administrative (3)	5	15	938	320	2,390	3,668
Plus: Allocation of Corporate overhead	—	—	1,767	129	(1,896)	—
Provision for doubtful accounts	97	11	5	9	—	122
Research and development	—	—	97	—	—	97
Depreciation and amortization of property and equipment	7,139	457	507	—	11	8,114
Amortization of intangible assets	11	—	5	68	—	84
Total operating expenses	7,374	514	5,194	686	505	14,273
Income (loss) from operations	$3,614	$597	$(2,326)	$(536)	$(505)	$844

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

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$4	$—	$17
Selling, general and administrative	—	—	72	6	559	637
Research and development	—	—	15	—	—	15
Total stock-based compensation	$—	$—	$100	$10	$559	$669

	Statements of Operations
	For the Six Months Ended September 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$23,329	$6,901	$12,754	$901	$—	$43,885
Intersegment revenues (1)	7	—	3,774	131	—	3,912
Total segment revenues	23,336	6,901	16,528	1,032	—	47,797
Less: Intersegment revenues	(7)	—	(3,774)	(131)	—	(3,912)
Total consolidated revenues	$23,329	$6,901	$12,754	$901	$—	$43,885
Direct operating (exclusive of depreciation and amortization shown below) (2)	228	124	6,057	968	—	7,377
Selling, general and administrative	175	90	2,488	1,009	4,617	8,379
Plus: Allocation of Corporate overhead	—	—	3,248	178	(3,426)	—
Provision for doubtful accounts	—	—	23	—	—	23
Research and development	—	39	57	—	—	96
Depreciation and amortization of property and equipment	14,278	3,232	1,074	2	166	18,752
Amortization of intangible assets	24	3	13	134	—	174
Total operating expenses	14,705	3,488	12,960	2,291	1,357	34,801
Income (loss) from operations	$8,624	$3,413	$(206)	$(1,390)	$(1,357)	$9,084

(1) Included in intersegment revenues of the Services segment is $3,077 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $364 for the amortization of capitalized software development costs.

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$22	$4	$—	$26
Selling, general and administrative	—	—	96	12	716	824
Research and development	—	—	48	—	—	48
Total stock-based compensation	$—	$—	$166	$16	$716	$898

	Statements of Operations
	For the Six Months Ended September 30, 2010
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$22,501	$1,712	$5,745	$543	$—	$30,501
Intersegment revenues (1)	1	—	2,640	2	—	2,643
Total segment revenues	22,502	1,712	8,385	545	—	33,144
Less: Intersegment revenues	(1)	—	(2,640)	(2)	—	(2,643)
Total consolidated revenues	$22,501	$1,712	$5,745	$543	$—	$30,501
Direct operating (exclusive of depreciation and amortization shown below) (2)	160	46	4,097	766	—	5,069
Selling, general and administrative (3)	23	23	1,824	633	5,375	7,878
Plus: Allocation of Corporate overhead	—	—	2,951	215	(3,166)	—
Provision for doubtful accounts	97	11	5	9	—	122
Research and development	—	—	162	—	—	162
Depreciation and amortization of property and equipment	14,278	783	1,002	1	21	16,085
Amortization of intangible assets	23	—	9	135	—	167
Total operating expenses	14,581	863	10,050	1,759	2,230	29,483
Income (loss) from operations	$7,920	$849	$(4,305)	$(1,216)	$(2,230)	$1,018

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

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$26	$8	$—	$34
Selling, general and administrative	—	—	133	9	1,142	1,284
Research and development	—	—	27	—	—	27
Total stock-based compensation	$—	$—	$186	$17	$1,142	$1,345

10.	SUBSEQUENT EVENTS

On September 30, 2011, the Company and Technicolor USA, Inc. signed an agreement for Technicolor to acquire certain assets of Cinedigm's physical and electronic distribution business, as well as global, software license agreements related to Cinedigm's digital theatrical movie and trailer distribution business. Initially announced in July 2011, the asset purchase agreement was subject to various substantive closing conditions required to be met and completed subsequent to September 30, 2011, which conditions were completed by the closing which occurred in November 2011. The completion of the asset purchase agreement is not expected to be material to the Company's consolidated financial statements.
In October 2011, the Company announced the closing of a new non-recourse financing facility as well as commitments to immediately deploy approximately 1,000 new Phase 2 Deployment digital systems to screens across four exhibitor partners. This new Phase 2 Deployment financing includes commitments for $77,500 million of non-recourse bank debt financing along with $23,000 million of junior lease capital provided by third party financing sources. Combined with exhibitor contributions, the total non-recourse facility is expected to fund approximately 1,700 Phase II Deployment digital systems and screen locations.

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

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, provides financial advice and guidance, software services and electronic delivery services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications currently provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge for capitalizing on this technological shift at the expense of incumbents.

We have four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides the digital cinema platform that services and supports the Phase I Deployment and Phase II Deployment segments as well as is being offered to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; software license, maintenance and consulting services; and electronic content delivery services via satellite and hard drive to the motion picture industry.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the delivery and management of digital cinema and other content to theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors.  In June 2010, the Company decided to discontinue the motion picture exhibition to the general public, information technology consulting services and managed network monitoring services, and hosting services and network access for other web hosting services, which are all separate reporting units previously included in our former Other segment.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices.

The following organizational chart provides a graphic representation of our four primary businesses:
We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $0.2 million and $10.8 million in the three months ended September 30, 2011 and 2010, respectively, and $6.0 million and $17.9 million in the six months ended September 30, 2011 and 2010, respectively, and we have an accumulated deficit of $204.4 million as of September 30, 2011. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year 2012 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at September 30, 2011, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least September 30, 2012. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$11,746	$10,988	7%
Phase II Deployment	3,916	1,111	252%
Services	7,207	2,868	151%
Content & Entertainment	648	150	332%
	$23,517	$15,117	56%

Revenues increased $8.4 million or 56%.  The increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC’s financed Systems installed and ready for content to 1,580 at September 30, 2011 from 529 at September 30, 2010.  The 151% increase in revenues in the Services segment was primarily due to (i) increased Phase 2 DC service fees as 1,427 Phase 2 DC and Exhibitor-Buyer systems were installed during the quarter and a total of 4,265 installed systems were generating service fees in the quarter; (ii) a 7% increase in Phase 1 DC service fees earned due to higher screen turns during the quarter; and (iii) a 267% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business contracts. We expect continued growth in services from (i) increased deployments from our current backlog as well as from new exhibitor customer signings as we enter the final 12 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the second half of this fiscal year; and (iii) new potential software customers based on our active domestic and international pipeline.

As of September 30, 2011 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 4,265 Phase 2 DC screens in comparison to 2,678 at September 30, 2010 and 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary, identical to the number serviced in the previous year. We will continue to deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure.

CEG's marketing fee revenue increased 332% due to to $648 in the quarter due to a strong summer Kidtoons release calendar in contrast to a hiatus during last summer's busy studio release calendar and independent film distribution activity in support of several content producers.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. CEG has recently released several events including Life in a Day with YouTube and National Geographic, John Carpenter's The Ward and a Sarah Palin documentary as well as announced several film and events for the remainder of the fiscal year in including an 8 picture independent movie release agreement with Arc Entertainment and a quarterly Live 3D series of UFC fights commencing in February 2012.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$119	$122	(2)%
Phase II Deployment	50	31	61%
Services	2,731	1,875	46%
Content & Entertainment	579	160	262%
	$3,479	$2,188	59%

Direct operating expenses increased 59% tied to our overall revenue increase.  The increase in direct operating costs in the Phase II Deployment segment was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to increased personnel costs to support the software development requirements of our current new customers as well as additional new product development efforts.  The increase in the Content & Entertainment segment was primarily related to the additional events and film releases in the quarter. We expect direct operating expenses to remain consistent at the current level with any future increases associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$58	$5	1,060%
Phase II Deployment	32	15	113%
Services	1,150	938	23%
Content & Entertainment	584	320	83%
Corporate	2,701	2,390	13%
	$4,525	$3,668	23%

Selling, general and administrative expenses increased $0.5 million or 23% in support of the 61.4% increase in non-deployment revenues.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The increase in the Content & Entertainment segment was related to added headcount to support our increased film release slate and to support our new business development activities. The decrease within Corporate was mainly due to the elimination of transition costs related to the retirement of our prior CEO this year compared to $0.9 million in the prior year and partially offset by the addition of our new CEO, increased travel costs and additional sales and marketing expenditures top support our growth initiatives..  As of September 30, 2011 and 2010 and excluding employees in our discontinued operations, we had 96 and 85 employees, of which 1 and 1 were part-time employees and 7 and 3 were salespersons, respectively.  We expect an increase in selling, general and administrative expenses as we support our recent new software business contracts and expanding sales pipeline and our additional content distribution activities with additional sales and service headcount.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$7,139	$7,139	—%
Phase II Deployment	1,599	457	250%
Services	548	507	8%
Content & Entertainment	1	—	—%
Corporate	97	11	782%
	$9,384	$8,114	16%

Depreciation and amortization expense increased $1.3 million or 16%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended September 30, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems are installed and additional modest technology investments are made to support our software expansion.

Interest expense

	For the Three Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$2,714	$2,527	7%
Phase II Deployment	522	273	91%
Services	5	5	—%
Content & Entertainment	—	—	—%
Corporate	4,332	3,840	13%
	$7,573	$6,645	14%

Interest expense increased $0.9 million or 14%.  The increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates primarily to higher hedging costs offset by continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added approximately $9.4 million of additional non-recourse Phase 2 debt to fund the purchase of Systems from Barco and will be serviced by the increased VPFs generated by those additional systems.   The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK interest and 7% per annum paid in cash.  The Company had an interest reserve set aside to cover cash interest payments on this note through September 30, 2011 and thereafter will pay its cash interest expense through the cash flows from operations.

Non-cash interest expense was $0.6 million for each of the three months ended September 30, 2011 and 2010, respectively, and represents the accretion of $0.5 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a loss of $0.2 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a loss of $1.9 million for the three months ended September 30, 2010.  The resale of the shares underlying these warrants was registered with the SEC in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (see Note 9. Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries. The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $3.0 million for the three months ended September 30, 2011 in comparison to $(0.3) million for the three months ended September 30, 2010 The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $3.0 million for the three months ended September 30, 2011 in comparison to $(0.3) million for the three months ended September 30, 2010. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, as well as recently signed software contracts, the Company expects Adjusted EBITDA performance to continue to improve relative to prior year results for the remainder of the fiscal year, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide, including content delivery fees.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended September 30,
($ in thousands)	2011	2010
Net loss from continuing operations	$(961)	$(8,800)
Add Back:
Amortization of software development	152	197
Depreciation and amortization of property and equipment	9,384	8,114
Amortization of intangible assets	86	84
Interest income	(24)	(38)
Interest expense	7,573	6,645
Loss on extinguishment of note payable	—	—
Other expense, net	(380)	159
Change in fair value of interest rate swap	(219)	987
Change in fair value of warrants	—	1,891
Stock-based expenses	562	—
Stock-based compensation	424	669
Allocated costs attributable to discontinued operations	59	124
Non-recurring CEO transition expenses	—	229
Adjusted EBITDA	$16,656	$10,261

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(8,738)	(7,596)
Amortization of intangible assets	(15)	(11)
Income from operations	(6,611)	(4,211)
Intersegment services fees earned (1)	1,710	1,270
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$3,002	$(287)

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Results of Operations for the Six Months Ended September 30, 2011 and 2010

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$23,329	$22,501	4%
Phase II Deployment	6,901	1,712	303%
Services	12,754	5,745	122%
Content & Entertainment	901	543	66%
	$43,885	$30,501	44%

Revenues increased $13.3 million or 44%.  The increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC's financed Systems installed and ready for content to1,580 at September 30, 2011 from 529 at September 30, 2010 .  The 122% increase in revenues in the Services segment was primarily due to (i) increased Phase 2 DC service fees as 2,064 Phase 2 DC and Exhibitor-Buyer systems were installed during the first six months and a total of 4,265 installed systems were generating service fees in the quarter; (iii) a 7% increase in Phase 1 DC service fees earned due to higher screen turns during the six months; and (iv) a 74% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business contracts. We expect continued growth in services from (i) increased deployments from our current backlog as well as from new exhibitor customer signings as we enter the final 12 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the second half of this fiscal year; and (iii) new potential software customers based on our active domestic and international pipeline.

As of September 30, 2011 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 4,265 Phase 2 DC screens in comparison to 619 at September 30, 2010 and 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary, identical to the number serviced in the previous year. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure.

CEG's revenue increased 66% due to an increase in events and independent film distribution during the six months ended September 30, 2011 in contrast to the prior year as CEG has recently released several events including Life in a Day with YouTube and National Geographic, John Carpenter's The Ward and a Sarah Palin documentary as well as the Foo Fighters documentary and Live 3D concert..  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue CEG has announced several film and events for the remainder of the fiscal year in including an 8 picture independent movie release agreement with Arc Entertainment and a quarterly Live 3D series of UFC fights commencing in February 2012 .

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$228	$160	43%
Phase II Deployment	124	46	170%
Services	6,057	4,097	48%
Content & Entertainment	968	766	26%
	$7,377	$5,069	46%

Direct operating expenses increased by 46%, which is tied to our overall revenue increase.  The increase in direct operating costs in the Phase I and Phase II Deployment segments was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to increased DMS feature and trailer hard drive delivery volumes and higher courier delivery rates as well as additional personnel costs to manage our increased delivery volume as well as to support the software development requirements of our current new customers as well as additional new product development efforts.  The increase in the Content & Entertainment segment was primarily related to additional events and film releases during the first half of the year. We expect direct operating expenses to increase associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$175	$23	661%
Phase II Deployment	90	23	291%
Services	2,488	1,824	36%
Content & Entertainment	1,009	633	59%
Corporate	4,617	5,375	(14)%
	$8,379	$7,878	6%

Consolidated selling, general and administrative expenses remained relatively unchanged from the six months ended September 30, 2010 to 2011 due primarily to managing corporate expense levels to offset the growth at the operating units tied to revenue growth.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The increase in the Content & Entertainment segment was related to added headcount to support our increased film release slate and to support our new business development activities. The decrease within Corporate was mainly due to the elimination of transition costs related to the retirement of our former CEO this year compared to $0.9 million in the prior year and other reduced headcount as part of our restructuring in the previous year and partially offset by the addition of our new CEO, increased travel costs and additional sales and marketing expenditures to support our growth initiatives.  As of September 30, 2011 and 2010 and excluding employees in our discontinued operations, we had 96 and 85 employees, of which 1 and 1 were part-time employees and 7 and 3 were salespersons, respectively.  We expect an increase in selling, general and administrative expenses as we support our recent new software business contracts, an expanding sales pipeline and our additional content distribution activities with additional sales and service headcount.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$14,278	$14,278	—%
Phase II Deployment	3,232	783	313%
Services	1,074	1,002	7%
Content & Entertainment	2	1	100%
Corporate	166	21	690%
	$18,752	$16,085	17%

Depreciation and amortization expense increased $2.7 million or 17%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the six months ended September 30, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional modest technology investments are made to support our software expansion.

Interest expense

	For the Six Months Ended September 30,
($ in thousands)	2011	2010	Change
Phase I Deployment	$5,442	$5,337	2%
Phase II Deployment	1,059	504	110%
Services	15	13	15%
Content & Entertainment	—	—	—%
Corporate	8,438	7,620	11%
	$14,954	$13,474	11%

Interest expense increased $1.5 million or 11%.  The flat interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added $9.4 million of additional non-recourse Phase 2 debt during the six months ended September 30, 2011 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase with the growth in deployments in fiscal 2012. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company will pay its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $1.2 million for each of the six months ended September 30, 2011 and 2010, respectively, and represents the accretion of $1.1 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a loss of $0.6 million and $1.4 million for the six months ended September 30, 2011 and 2010, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a gain of $3.1 million for the six months ended September 30, 2010.  The resale of the shares underlying these warrants was registered with the SEC in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

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
The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $3.5 million for the six months ended September 30, 2011 in comparison to $(1.3) million for the six months ended September 30, 2010. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, as well as recently signed software contracts, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year relative to prior year results, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Six Months Ended September 30,
($ in thousands)	2011	2010
Net loss from continuing operations	$(5,937)	$(15,394)
Add Back:
Amortization of software development	364	372
Depreciation and amortization of property and equipment	18,752	16,085
Amortization of intangible assets	174	167
Interest income	(75)	(105)
Interest expense	14,954	13,474
Loss on extinguishment of note payable	—	4,448
Other expense, net	(426)	292
Change in fair value of interest rate swap	568	1,445
Change in fair value of warrants	—	(3,142)
Stock-based expenses	562	—
Stock-based compensation	903	1,345
Allocated costs attributable to discontinued operations	148	230
Non-recurring CEO transition expenses	—	1,141
Adjusted EBITDA	$29,987	$20,358

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(17,510)	(15,061)
Amortization of intangible assets	(27)	(22)
Income from operations	(12,037)	(8,769)
Intersegment services fees earned (1)	3,077	2,292
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$3,490	$(1,202)

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

In June 2011, FASB codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Currently, the Company presents comprehensive income in its statements of equity. The provisions of this guidance are effective for the Company beginning April 1, 2012 and are required to be applied retroactively.

In September 2011, the FASB codified guidance related to the testing of goodwill for impairment. The guidance provides entities with the option to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines the fair value of a reporting unit is not less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option of bypassing the qualitative analysis in any period and proceeding directly to the two-step impairment test. The provisions of this guidance are effective for the Company April 1, 2012 but are permitted to be adopted earlier.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 107,000 screens worldwide.  Approximately 25,000 of the domestic screens are equipped with digital cinema technology, and approximately 8,000 of those screens contain our Systems and software. We anticipate the vast majority of the North American industry’s screens to be converted to digital in the next 12 - 15 months, and after our Phase I Deployment, we announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 4,265 Systems have been installed as of September 30, 2011. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and fees from the delivery of content via satellite or hard drive.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and content distribution and delivery may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2011, approximately $58.8 million has been drawn down on the KBC Facilities and the outstanding principal balance of the KBC Facilities was $53.0 million.

As of September 30, 2011, we had positive working capital, defined as current assets less current liabilities, of $14.1 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $32.7 million.

Operating activities provided net cash of $17.7 million and $10.9 million or the six months ended September 30, 2011 and 2010, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to grow modestly as we continue to deploy Phase 2 Systems. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $10.9 million and $6.0 million for the six months ended September 30, 2011 and 2010, respectively. The increase was due to Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $0.3 million for the six months ended September 30, 2011 and provided net cash of $2.5 million for the six months ended September 30, 2010.  The decrease in cash provided was due to the proceeds from the 2010 Term Loans offset by the repayment of the prior Phase 1 DC credit facility and vendor financing note and debt issuance costs resulting from the 2010 Term Loans paid during the six months ended September 30, 2010.  Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

The Company expects to deploy Systems in our Phase II Deployment using a combination of non-recourse Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and the exhibitors’ ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payment obligations.

The following table summarizes our significant contractual obligations as of fiscal September 30, 2011:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2012	2013 & 2014	2015 & 2016	Thereafter
Long-term recourse debt (1)	$111,446	$—	$—	$111,446	$—
Long-term non-recourse debt (2)	187,963	30,871	67,808	72,880	16,404
Capital lease obligations (3)	5,525	183	479	691	4,172
Debt-related obligations, principal	304,934	31,054	68,287	185,017	20,576
Interest on recourse debt	19,787	6,407	13,380	—	—
Interest on non-recourse debt	26,755	8,557	12,277	5,077	844
Interest on capital leases (3)	6,941	963	1,817	1,613	2,548
Total interest	53,483	15,927	27,474	6,690	3,392
Total debt-related obligations	$358,417	$46,981	$95,761	$191,707	$23,968
Operating lease obligations (4)	$4,058	$841	$1,779	$1,438	$—
Purchase obligations (5)	9,548	9,548	—	—	—
Total	$13,606	$10,389	$1,779	$1,438	$—
Total non-recourse debt including interest	$214,718	$39,428	$80,085	$77,957	$17,248

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $22.6 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Includes the capital lease and capital lease interest of $12.4 million for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of September 30, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $3.1 million.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

(5)	Includes $9,502 million for additional Phase II Systems under purchase orders with Barco. This is expected to be funded through non-recourse KBC Facilities.

We may to continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2010 Term Loans, interest on the 2010 Note, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2010 Note and the 2010 Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Although we recently entered into certain agreements with studio and exhibitors related to the Phase II Deployment, as of September 30, 2011, there was no assurance that financing of additional Systems for the Phase II Deployment would be completed as contemplated (see Footnote 10 Subsequent Events with regard to the completion of such a financing in October 2011). Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Seasonality

Revenues from our Phase I Deployment and Phase II Deployment segments derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Subsequent Events

On September 30, 2011, the Company and Technicolor USA, Inc. signed an agreement for Technicolor to acquire certain assets of Cinedigm's physical and electronic distribution business, as well as global, software license agreements related to Cinedigm's digital theatrical movie and trailer distribution business. Initially announced in July 2011, the asset purchase agreement was subject to various substantive closing conditions required to be met and completed subsequent to September 30, 2011, which conditions were completed by the closing which occurred in November 2011. The completion of the asset purchase agreement is not expected to be material to the Company's consolidated financial statements.
In October 2011, the Company announced the closing of a new non-recourse financing facility as well as commitments to immediately deploy approximately 1,000 new Phase 2 Deployment digital systems to screens across four exhibitor partners. This new Phase 2 Deployment financing includes commitments for $77.5 million of non-recourse bank debt financing along with $23.0 million of junior lease capital provided by third party financing sources. Combined with exhibitor contributions, the total non-recourse facility is expected to fund approximately 1,700 Phase II Deployment digital systems and screen locations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011, the Company issued 4,338,750 shares of Class A common stock to various investors for $1.60 per share. On August 3, 2011, the Company filed a registration statement for the resale of these shares. Further details related to the Class A share issuance can be found in the Company's Registration Statement on Form S-3 filed on August 3, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 47 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	November 14, 2011	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation