Form 10-Q
period 2011-12-31
Cinedigm Digital Cinema Corp.
filed 2012-02-15
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

As of February 13, 2012, 37,615,159 shares of Class A Common Stock, $0.001 par value, and 25,000 shares of Class B Common Stock, $0.001 par value, were outstanding.

 CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,614	$10,748
Restricted available-for-sale investments	9,475	6,480
Accounts receivable, net	24,918	13,103
Deferred costs, current portion	2,110	2,043
Unbilled revenue, current portion	8,239	6,562
Prepaid and other current assets	1,130	962
Note receivable, current portion	381	438
Assets held for sale	200	25,170
Total current assets	63,067	65,506
Restricted cash	5,753	5,751
Security deposits	218	178
Property and equipment, net	210,285	216,562
Intangible assets, net	495	697
Capitalized software costs, net	4,863	3,362
Goodwill	5,765	5,765
Deferred costs, net of current portion	5,159	7,537
Unbilled revenue, net of current portion	661	834
Note receivable, net of current portion	679	1,296
Investment in non-consolidated entity, net	1,657	—
Total assets	$298,602	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(continued)

	December 31, 2011	March 31, 2011
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$17,496	$7,625
Current portion of notes payable, non-recourse	32,283	28,483
Current portion of capital leases	172	13
Current portion of deferred revenue	3,253	3,060
Current portion of customer security deposits	49	48
Liabilities as part of held for sale assets	—	12,564
Total current liabilities	53,253	51,793
Notes payable, non-recourse, net of current portion	147,440	164,071
Notes payable, net of current portion	85,005	78,169
Capital leases, net of current portion	5,296	—
Interest rate swaps	1,943	1,971
Deferred revenue, net of current portion	12,144	9,688
Customer security deposits, net of current portion	8	9
Total liabilities	305,089	305,701
Commitments and contingencies (see Note 8)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively. Liquidation preference $3,559	3,330	3,250
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 37,642,437 and 32,320,287 shares issued and 37,590,997 and 32,268,847 shares outstanding at December 31, 2011 and March 31, 2011, respectively	38	32
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 25,000 shares issued and outstanding, at December 31, 2011 and March 31, 2011, respectively	—	—
Additional paid-in capital	205,498	196,420
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(215,181)	(197,648)
Accumulated other comprehensive loss	—	(95)
Total stockholders’ (deficit) equity	(6,487)	1,787
Total liabilities and stockholders’ (deficit) equity	$298,602	$307,488

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues	$19,793	$16,087	$58,862	$43,078
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	2,104	861	5,394	3,037
Selling, general and administrative	4,303	2,787	11,784	8,666
Provision for doubtful accounts	—	4	—	142
Research and development	72	77	162	215
Restructuring and transition expenses	832	—	832	1,226
Depreciation and amortization of property and equipment	8,996	8,127	26,719	23,299
Amortization of intangible assets	84	83	253	250
Total operating expenses	16,391	11,939	45,144	36,835
Income from operations	3,402	4,148	13,718	6,243
Interest income	21	34	96	140
Interest expense	(7,603)	(6,799)	(22,543)	(20,260)
Loss on extinguishment of note payable	—	—	—	(4,448)
Other income (expense), net	175	(100)	606	(392)
Loss on investment in non-consolidated entity	(343)	—	(343)	—
Change in fair value of interest rate swaps	597	318	29	(1,127)
Change in fair value of warrant liability	—	—	—	3,142
Net loss from continuing operations	(3,751)	(2,399)	(8,437)	(16,702)
Loss from discontinued operations	(6,889)	(1,681)	(8,826)	(5,272)
Net loss	(10,640)	(4,080)	(17,263)	(21,974)
Preferred stock dividends	(89)	(100)	(267)	(305)
Net loss attributable to common stockholders	$(10,729)	$(4,180)	$(17,530)	$(22,279)
Net loss per Class A and Class B common shares - basic and diluted
Loss from continuing operations	$(0.10)	$(0.08)	$(0.24)	$(0.56)
Loss from discontinued operations	(0.18)	(0.05)	(0.25)	(0.17)
	$(0.28)	$(0.13)	$(0.49)	$(0.73)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	37,620,287	31,330,641	35,800,878	30,352,078

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(17,263)	$(21,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposal of businesses	3,696	(622)
Depreciation and amortization of property and equipment and amortization of intangible assets	29,840	27,367
Amortization of capitalized software costs	494	571
Impairment of assets	800	—
Amortization of debt issuance costs included in interest expense	1,610	1,525
Provision for doubtful accounts	561	435
Stock-based compensation and expenses	2,246	1,668
Change in fair value of interest rate swaps	(29)	1,127
Change in fair value of warrant liability	—	(3,142)
Realized loss on restricted available-for-sale investments	117	71
PIK interest expense added to note payable	5,226	4,828
Loss on extinguishment of note payable	—	4,448
Loss on investment in non-consolidated entity	343	—
Accretion of note payable	1,849	1,801
Changes in operating assets and liabilities:
Accounts receivable	(8,854)	(6,624)
Unbilled revenue	(1,669)	279
Prepaids and other current assets	(87)	(672)
Other assets	1,277	2,834
Accounts payable and accrued expenses	7,750	(272)
Deferred revenue	1,912	1,585
Other liabilities	(68)	48
Net cash provided by operating activities	29,751	15,281
Cash flows from investing activities
Net proceeds from disposal of businesses	6,497	—
Purchases of property and equipment	(16,916)	(32,583)
Purchases of intangible assets	(35)	(33)
Additions to capitalized software costs	(1,632)	(390)
Sales/maturities of restricted available-for-sale investments	2,681	4,651
Purchase of restricted available-for-sale investments	(5,793)	(4,526)
Investment in non-consolidated entity	(2,000)	—
Restricted cash	(2)	1,153
Net cash used in investing activities	(17,200)	(31,728)
Cash flows from financing activities
Repayment of notes payable	(29,007)	(27,182)
Proceeds from notes payable	15,795	170,775
Repayment of credit facilities	—	(154,994)
Proceeds from credit facilities	—	32,753
Payments of debt issuance costs	—	(5,933)
Principal payments on capital leases	(97)	(114)
Net proceeds from issuance of Class A common stock	7,070	1,141
Costs associated with issuance of Class A common stock	(446)	(57)
Net cash (used in) provided by financing activities	(6,685)	16,389
Net change in cash and cash equivalents	5,866	(58)
Cash and cash equivalents at beginning of period	10,748	9,094
Cash and cash equivalents at end of period	$16,614	$9,036

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

 CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
($ in thousands, except for per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform as well as other digital cinema screens to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film; and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new companies to emerge to capitalize on this technological shift.

Our focus is in four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), digital cinema services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to the Phase I Deployment and Phase II Deployment segments as well as to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; and software license, maintenance and consulting services.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services to alternative and independent film content owners and to theatrical exhibitors.

The Company has classified certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), hosting services and network access for other web hosting services (“Access Digital Server Assets”), all of which were separate reporting units previously included in our former "Other" segment, the cinema advertising services business ("USM"), which was previously included in our Content & Entertainment segment, and the DMS digital distribution and delivery business (“DMS”), the majority of which was sold in November 2011 and which was previously included in our Services segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets to third parties. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party. In September 2011 the Company completed the sale of USM to a third party, and in November, 2011 completed the sale of the majority of assets of DMS to a third party (See Note 3) . Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company’s reportable segments can be found in Note 10.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $215,181 as of December 31, 2011. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2012 and beyond.  The Company may continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at December 31, 2011, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least December 31, 2012. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The condensed consolidated balance sheet as of March 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on June 14, 2011 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”) (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), PLX Acquisition Corp., UniqueScreen Media, Inc. (“USM”) (sold in September 2011),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the Digital Media Services Division (“DMS”) (the majority of which was sold in November, 2011). All intercompany transactions and balances have been eliminated.

The Company holds a 100% equity interest in CDF2 Holdings, LLC , which wholly owns Cinedigm Digital Funding 2, LLC (together, “CDF2”), which is a variable interest entity (“VIE”) as defined in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation". CDF2 commenced operations on October 18, 2011 and is in business to purchase and deploy digital projection systems to movie theatre auditoriums across the United States (See Note 6). CDF2 has entered into various finance agreements with multiple third parties unrelated to the Company to finance its business and has also entered into a management service agreement (“MSA”) with the Company for administrative services related to the installation of these digital systems and management of contracts and administrative services for CDF2. ASC 810 requires the consolidation of VIEs by the entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance among other factors. During the current period, the Company assessed the variable interests in CDF2 and determined that the Company was not the primary beneficiary of CDF2 and is accounting for its investment in CDF2 under the equity method (See Note 6). In completing this assessment, the Company identified the activities that it considers most significant to the economic performance of CDF2 and determined that it does not have the power to direct those activities. Specifically, both the Company and a third party, which also has a variable interest in CDF2 must mutually approve all business activities and transactions that significantly impact CDF2's economic performance. As a result, CDF2 is not consolidated in the Company's results. The Company's maximum exposure to loss as it relates to CDF2 as of December 31, 2011 includes:

•	The investment in the equity of CDF2 of $1,658;

•	Accounts receivable due from CDF2 for service fees under its MSA of $162;

•	Notes receivable for deferred installation fees under its MSA of $409.

During the three and nine months ended December 31, the Company received $248 in aggregate revenues from CDF2, included in revenues on the accompanying condensed consolidated statements of operations.

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

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, generally either a fixed amount or as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature films, such as concerts and sporting events (typically referred to as “alternative content”).  ACF revenue is recognized in the period in which the alternative content first opens for audience viewing.

Services

For software multi-element licensing arrangements that do not require significant production, modification or customization of the licensed software, revenue is recognized for the various elements as follows: revenue for the licensed software element is recognized upon delivery and acceptance of the licensed software product, as that represents the culmination of the earnings process and the Company has no further obligations to the customer, relative to the software license. Revenue earned from consulting services is recognized upon the performance and completion of these services. Revenue earned from annual software maintenance is recognized ratably over the maintenance term (typically one year). Revenues relating to customized software development contracts are recognized on a percentage-of-completion contract method of accounting using the cost to date to the total estimated total cost approach.

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

Exhibitors who purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee of $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are typically paid from VPFs over approximately one year.  Additionally, the Company recognizes activation fee revenue on Phase 2 DC Systems upon installation which revenue is generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate 7.5%-10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

Content & Entertainment

CEG has contracts for the theatrical distribution of third party feature films and alternative content.  CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature film and alternative content is viewed.  CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Barter advertising revenue is recognized for the fair value of the advertising time surrendered in exchange for alternative content.  The Company includes the value of such exchanges in both Content & Entertainment’s net revenues and direct operating costs.  The Company has not had any barter advertising transactions since the nine months ended December 31, 2010 when $356 of net revenues and direct operating costs related to barter advertising were recognized.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $53 and $73 as of December 31, 2011 and March 31, 2011, respectively.

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (See Note 5), the Company was required to segregate a portion of the proceeds into marketable securities, which was used to pay interest over the first two years and segregate a portion of proceeds from sales activities into restricted use marketable securities.  The Company classified these marketable securities as restricted available-for-sale investments and fully utilized these marketable securities to pay interest in September 2011. This segregated account has since been discontinued.

In connection with the $172,500 term loans issued in May 2010 (See Note 5), the sale of USM in September 2011 and the sale of the majority of assets of DMS in November 2011 (See Note 3), the Company segregated $9,475 of the combined proceeds received in the transactions into an account to be used with the approval of the 2010 Noteholder either (i) to support an acquisition by the Company; or (ii) to repay the 2010 Note.

Restricted available-for-sale investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. These investments are recorded at fair value. As of December 31, 2011, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are included in Other (expense) income, net in the condensed consolidated financial statements.  Realized gains and losses are recorded in the condensed consolidated statements of operations when securities mature or are redeemed as a component of other income (expense).  No losses were realized or recognized during the three months ended December 31, 2011, and as of December 31, 2011 no unrealized amounts remain, as all such securities were converted to cash or cash equivalents during the preceding quarter. During the nine months ended December 31, 2011, a net loss of $22 was realized and recognized from these investments. During the three months ended December 31, 2010, the Company realized losses of $71.

The carrying value and fair value of restricted available-for-sale investments at December 31, 2011, consisting principally of money market and other cash equivalent funds, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalent funds	9,475	—	—	9,475
	$9,475	$—	$—	$9,475

The carrying value and fair value of restricted available-for-sale investments at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$710	$—	$(42)	$668
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,270	—	(51)	1,219
Other interest bearing securities	4,595	—	(2)	4,593
	$6,575	$—	$(95)	$6,480

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (See Note 5), the Company maintains cash restricted for repaying interest on the Term Loans as follows:

	As of December 31, 2011	As of March 31, 2011
Interest reserve account related to the 2010 Term Loans (See Note 5)	$5,753	$5,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, and amortization of capitalized software development costs.

STOCK-BASED COMPENSATION

For the three months ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $561 and $285, respectively, and $1,479 and $1,579 for the nine months ended December 31, 2011 and 2010, respectively.  During the nine months ended December 31, 2010, certain stock-based awards were accelerated upon the retirement of the former CEO, which resulted in recognition of $266 of additional stock-based compensation expense. In addition to stock-based compensation, the Company incurred $142 and $704 of stock-based expenses for the three and nine months ended December 31, 2011, respectively related to directors' fees and independent third party strategic management services.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2011 and 2010 was $1.37 and $1.00, respectively, and $1.77 and $0.91, for the nine months ended December 31, 2011 and 2010, respectively. No stock options were exercised during the three months, and 93,628 stock options were exercised during the nine months ended December 31, 2011, respectively, and there were no stock options exercised during the three and nine months ended December 31, 2010.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Assumptions for Option Grants	2011	2010	2011	2010
Range of risk-free interest rates	0.92-2.1%	1.4-2.1%	0.92-2.1%	1.4-2.2%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	76.7-78.2%	78.7-78.8%	76.7-78.1%	78.5-78.8%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows for the periods presented:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Direct operating	$11	$14	$32	$48
Selling, general and administrative	481	259	1,304	1,492
Research and development	69	12	143	39
	$561	$285	$1,479	$1,579

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

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of December 31, 2011	$—	$—	$4,197	1,568	$—	$5,765

As of March 31, 2011	$—	$—	$4,197	1,568	—	$5,765

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

During the three and nine months ended December 31, 2011 and 2010, no impairment charge was recorded for goodwill related to the Company's continuing operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, including finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and nine months ended December 31, 2011 and 2010, no impairment charge for long-lived assets was recorded.

As of December 31, 2011, the Company's finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks, which are estimated to have useful lives ranging from two to ten years.  During the nine months ended December 31, 2011 and 2010, the Company acquired intangible assets of $35 and $33, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss – preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2011 and 2010 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 25,375,245 shares and 25,125,496 shares as of December 31, 2011 and 2010, respectively, were excluded from the computation as it would be anti-dilutive.

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,614	$—	$—	$16,614
Restricted available-for-sale investments	9,475	—	—	9,475
Restricted cash	5,753	—	—	5,753
Interest rate swaps	—	(1,943)	—	(1,943)
	$31,842	$(1,943)	$—	$29,899

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,748	$—	$—	$10,748
Restricted available-for-sale investments	668	5,812	—	6,480
Restricted cash	5,751	—	—	5,751
Interest rate swaps	—	(1,971)	—	(1,971)
	$17,167	$3,841	$—	$21,008

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal year 2011 financial statements to conform to the current fiscal year 2012 presentation.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

USM had contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracted with businesses of various types to place their advertisements in select theatre locations, designed the advertisement, and placed it on-screen for specific periods of time, generally ranging from three to twelve months.  The Company determined that this business did not meet its strategic plan and sold USM in September 2011 for $6,000, before transaction expenses of $226, and recognized a gain on the sale of $846 for the nine month periods ended December 31, 2011. USM was formerly part of the Content & Entertainment segment.

In November 2011, pursuant to an asset purchase agreement, the Company sold to a third party the majority of assets of Cinedigm's physical and electronic distribution business and trailer distribution business for $1,000 before transaction expenses of $277, and recognized a loss on the sale of $4,606 for the three and nine month periods ended December 31, 2011. Concurrently on completion of this transaction, the Company classified $200 of net assets of its non-theatrical DMS business which were not sold as part of this transaction as held for sale and classified these assets as discontinued operations which the Company intends to sell within the next twelve months. These DMS non-theatrical assets were written down in value by $800 during the three and nine month periods ended December 31, 2011. DMS was formerly part of the Services segment.

The Pavilion Theatre generated movie theatre admission and concession revenues. Movie theatre admission revenues are recognized on the date of sale, as the related movie is viewed on that date and the Company's performance obligation is met at that time. Concession revenues consist of food and beverage sales and are also recognized on the date of sale. The Pavilion Theatre, while once a digital cinema test site and showcase for digital cinema technology, was no longer needed in that capacity due to widespread adoption of the technology. Management decided to pursue its sale during the fourth quarter of the year ended March 31, 2010. Accordingly, the Company classified the Pavilion Theatre as assets held for sale in the quarter ended March 31, 2010 and reported the results of Pavilion Theatre as discontinued operation for the years ended March 31, 2011 and 2010. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to an unrelated third party and recognized a $64 gain for the nine months ended December 31, 2011. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of December 31, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser and as such, has no continuing involvement in the operation of the Pavilion Theatre.

During the quarter ended September 30, 2010, the Company experienced a reduction in its estimated sales price of the Pavilion Theater as well as decline in its operating performance. Accordingly, the Company recorded an impairment charge of $1,763 and the estimate used to measure the impairment loss was a Level 3 fair value estimate.

In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in service credits under a 46-month service agreement (the "Managed Services Agreement").

The Pavilion Theatre, Managed Services and Access Digital Server Assets were all separate reporting units previously included in our former "Other" segment.

The financial position and results of operations of all discontinued operations have been retroactively reclassified from their respective segments into assets held for sale and discontinued operations, respectively, beginning the date on which they were discontinued. The reclassification of prior period amounts resulted in an improvement to loss from continuing operations per common share for the three and nine months ended December 31, 2010 of $0.18 and $0.25, respectively.

The assets and liabilities of held for sale assets were comprised of the following:

	As of December 31, 2011	As of March 31, 2011
Accounts receivable and unbilled revenue, net	$—	$6,759
Prepaid expenses and other current assets	—	529
Other assets	—	954
Property and equipment, net	200	12,237
Goodwill and intangible assets, net	—	4,286
Capitalized software costs	$—	$405
Assets held for sale	$200	$25,170
Accounts payable and accrued expenses	$—	$3,165
Notes payable	—	142
Capital leases	—	5,625
Deferred revenue	—	3,632
Liabilities as part of held for sale assets	$—	$12,564

The results of USM, the Pavilion Theatre, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues	$904	$5,950	11,236	20,775
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	642	4,181	7,902	14,218
Selling, general and administrative	995	1,766	3,989	5,427
Provision for doubtful accounts	390	98	561	339
Stock-based compensation	23	29	63	91
Loss on disposal of assets	—	—	—	120
Impairment of assets	800	—	800	1,763
Depreciation of property and equipment	345	620	1,957	1,950
Amortization of intangible assets	1	640	912	1,917
Total operating expenses	3,196	7,334	16,184	25,825
Loss from operations	(2,292)	(1,384)	(4,948)	(5,050)
Interest expense	—	(259)	(185)	(782)
Other expense, net	9	(38)	3	(62)
Loss from discontinued operations	$(2,283)	$(1,681)	(5,130)	(5,894)
Loss (gain) from sale of operations	$4,606	$—	3,696	(622)
Loss from discontinued operations	$(6,889)	$(1,681)	(8,826)	(5,272)

For the three and nine months ended December 31, 2011 and 2010, the loss from discontinued operations is comprised of USM, DMS and the Pavilion Theatre. There is no tax provision or benefit related to any of the discontinued operations.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. On April 1, 2011, the Company adopted ASU 2009-13 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 was effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. On April 1, 2011, the Company adopted ASU 2009-14 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 was effective for the Company prospectively beginning April 1, 2011.  On April 1, 2011, the Company adopted ASU 2010-17 and its adoption does not have a material impact on the Company’s condensed consolidated financial statements.

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

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of December 31, 2011		As of March 31, 2011
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans	$24,150	$100,389	$24,151	$123,262
KBC Facilities	7,948	46,112	4,191	39,705
P2 Vendor Note	126	529	72	649
P2 Exhibitor Notes	59	410	69	455
Total non-recourse notes payable	$32,283	$147,440	$28,483	$164,071

2010 Note, net of debt discount	$—	$85,005	$—	$78,169
Total recourse notes payable	$—	$85,005	$—	$78,169
Total notes payable	$32,283	$232,445	$28,483	$242,240

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt. The KBC Facility, the P2 Vendor Note and the P2 Exhibitor Note are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I. The Company has no payment obligations related to these non-recourse loans.

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

	As of December 31, 2011	As of March 31, 2011
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(5,603)	(7,213)
PIK Interest	15,608	10,382
2010 Note, net	$85,005	$78,169
Less current portion	—	—
Total long term portion	$85,005	$78,169

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the senior secured multi draw term loan (the “GE Credit Facility”) and the vendor provided mezzanine financing, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,753 and $5,751 as of December 31, 2011 and March 31, 2011, respectively.

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

	As of December 31, 2011	As of March 31, 2011
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(46,739)	(23,626)
Discount on 2010 Term Loans	(1,222)	(1,461)
2010 Term Loans, net	124,539	147,413
Less current portion	(24,150)	(24,151)
Total long term portion	$100,389	$123,262

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

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $3,216 has been drawn down on the KBC Facility #1.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $2,450 has been drawn down on the KBC Facility #2.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $12,836 has been drawn down on the KBC Facility #3.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $21,014 has been drawn down on the KBC Facility #4.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $11,425 has been drawn down on the KBC Facility #5.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  As of December 31, 2011, $3,119 has been drawn down on the KBC Facility #6.

The Company was in compliance with all of its debt covenants that were in effect at December 31, 2011.

6. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in CDF2 Holdings, LLC

On October 18, 2011, the Company made a $2,000 equity investment in CDF2 Holdings, LLC which commenced business on such date and was formed and financed by additional third party debt and equipment lease investors along with both a movie theatre exhibition company and digital equipment supplier to fund the purchase and deployment of digital projection systems to movie theatre exhibitors. CDF2 Holdings, LLC and its wholly owned subsidiary, Cinedigm Digital Funding 2, LLC (together, “CDF2”) have entered into various financing agreements for commitments of up to approximately $125,000 to purchase and deploy over 1,700 digital projection systems to movie theatre auditoriums across the United States. CDF2 has also entered into contracts with film studio distributors for payment of virtual print fees and alternative content fees for digital content shown on these digital projectors systems as well as a management service agreement with the Company for administrative services related to the installation and management of the contracts related to these digital systems and digital deployment agreement over a 10 year period commencing as of October 18, 2011.

While the Company indirectly owns 100% of the common equity of CDF2 which is a variable interest entity (“VIE"), it has determined that it is not the primary beneficiary of CDF2 in accordance with Accounting Standards Codification (“ASC”) Topic 810, and it is accounting for its investment in CDF2 under the equity method of accounting (see Note 2). The Company's net investment in CDF2 is reflected as “Investment in non-consolidated entity, net" in the accompanying unaudited condensed consolidated balance sheets.

The changes in the carrying amount of our investment in CDF2 for the quarter ended December 31, 2011 are as follows:

Investment in CDF2

Balance as of September 30, 2011	$—
Equity contributions	2,000
Equity in loss of CDF2	(343)
Balance as of December 31, 2011	$1,657

7.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2011 the Company issued 213,936 shares of Class A Common Stock, with an aggregate value of $370, as payment of accrued bonuses to certain senior executives of the Company. In addition, the Company issued 253,202 shares of Class A Common Stock, with an aggregate value of $369, to members of the board of directors as payment of fees and issued 50,000 shares of Class A Common Stock, with an aggregate value of $86, to independent third parties for strategic management services related to CEG. In addition to the 50,000 shares of Class A Common Stock, the Company issued its strategic management service provider warrants to purchase up to 525,000 shares of its Class A Common Stock that vest over 18 months and are subject to termination with 90 days notice.

In April 2011, the Company issued 41,155 shares of Class A Common Stock, with an aggregate value of $56, for stock options exercised at a weighted average exercise price of $1.37 per share. In July 2011, the Company issued an additional 52,474 shares of Class A Common Stock, with an aggregate value of $72, for stock options exercised at a weighted average price of $1.38 per share.

In the three and nine months ended December 31, 2011, the Company issued 5,360 shares and 374,361 shares, respectively, of Class A Common Stock for restricted stock awards that vested.

PREFERRED STOCK

There were no cumulative dividends in arrears on the Preferred Stock at December 31, 2011.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provides for the issuance of up to 7,000,000 shares of Class A Common Stock to employees, outside directors and consultants.

Stock Options

During the nine months ended December 31, 2011, under the Plan, the Company granted stock options to purchase 2,068 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.77.  During the nine months ended December 31, 2011, under the Plan, employees exercised stock options to purchase 93,628 shares of its Class A Common Stock to its employees at a weighted average exercise price of $1.37. As of December 31, 2011, the weighted average exercise price for outstanding stock options is $2.42 and the weighted average remaining contractual life is 4.2 years.

The following table summarizes the activity of the Plan related to stock option awards:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2011	2,614,987	$3.12
Granted	2,068,000	1.77
Exercised	(93,628)	1.37
Cancelled	(472,924)	3.78
Balance at December 31, 2011	4,116,435	$2.42

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the nine months ended December 31, 2011, the Company did not grant any restricted stock or restricted stock unit awards.  The Company may pay restricted stock unit awards upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

The following table summarizes the activity of the Plan related to restricted stock and restricted stock unit awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2011	730,584	$1.40
Granted	—	—
Vested	(464,036)	1.54
Forfeitures	(32,737)	1.16
Balance at December 31, 2011	233,811	$1.17

WARRANTS

At December 31, 2011 outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

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

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants vest over 18 months commencing in July 2011 and are subject to termination with 90 days notice in the event of termination of the consulting management services agreement.

8.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.  As of December 31, 2011, Phase 2 DC also entered into master license agreements with exhibitors covering a total of 6,477 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 6,477 contracted screens are contracts covering 4,463 screens with 122 exhibitors under the Exhibitor-Buyer Structure. As of December 31, 2011, the Company has 5,032 Phase 2 Systems installed, including 3,375 screens under the Exhibitor-Buyer Structure.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2011, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2011, the Company has purchased approximately $58 million of these Systems, and has no outstanding purchase obligations under this agreement.

9.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Nine Months Ended December 31,
	2011	2010
Interest paid	$15,777	$18,484
Assets acquired under capital leases	$—	$27
Accretion of preferred stock discount	$—	$81
Dividends on preferred stock	$267	$305
Issuance of Class A Common Stock as payment of bonuses	$370	$—

10.	SEGMENT INFORMATION

The Company is comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment, the operations of USM (formerly part of the Content & Entertainment segment), and DMS (formerly part of the Services segment) have been reclassified as discontinued operations (See Notes 1 and 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  All segment information has been restated to reflect the changes described above for all periods presented.

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Phase 1 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt and the expiration of the exhibitor master license agreements.

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

Software	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of December 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$401	$15	$40	$39	$—	$495
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$172,500	$85,478	$14,895	$2,692	$22,837	$298,402
Assets held for sale						200
Total assets						$298,602
Notes payable, non-recourse	$124,539	$55,184	$—	$—	$—	$179,723
Notes payable	—	—	—	—	85,005	85,005
Capital leases (1)	—	4	—	—	5,464	5,468
Total debt	$124,539	$55,188	$—	$—	$90,469	$270,196

(1) The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of December 31, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which is responsible for the capital lease payments and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

	As of March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$435	$—	$38	$224	$—	$697
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$193,318	$59,704	$12,896	$2,699	$13,701	$282,318
Assets held for sale						25,170
Total assets						$307,488
Notes payable, non-recourse	$147,413	$45,141	$—	$—	$—	$192,554
Notes payable	—	—	—	—	78,169	78,169
Total debt	$147,413	$45,141	$—	$—	$78,169	$270,723

	Capital Expenditures
	For the Nine Months Ended December 31,
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
2011	$—	$16,348	$513	$55	$—	$16,916
2010	$—	$32,040	$448	$95	$—	$32,583

	Statements of Operations
	For the Three Months Ended December 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,530	$2,976	$5,736	$551	$—	$19,793
Intersegment revenues (1)	—	—	245	—	—	245
Total segment revenues	10,530	2,976	5,981	551	—	20,038
Less: Intersegment revenues	—	—	(245)	—	—	(245)
Total consolidated revenues	$10,530	$2,976	$5,736	$551	$—	$19,793
Direct operating (exclusive of depreciation and amortization shown below) (2)	238	132	1,033	701	—	2,104
Selling, general and administrative	24	44	830	381	3,024	4,303
Plus: Allocation of Corporate overhead	—	—	1,447	237	(1,684)	—
Research and development	—	(39)	111	—	—	72
Restructuring and transition expenses	—	—	—	—	832	832
Depreciation and amortization of property and equipment	7,138	1,682	75	2	99	8,996
Amortization of intangible assets	10	2	4	68	—	84
Total operating expenses	7,410	1,821	3,500	1,389	2,271	16,391
Income (loss) from operations	$3,120	$1,155	$2,236	$(838)	$(2,271)	$3,402

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $123 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$2	$9	$—	$11
Selling, general and administrative	—	—	58	12	411	481
Research and development	—	—	69	—	—	69
Total stock-based compensation	$—	$—	$129	$21	$411	$561

	Statements of Operations
	For the Three Months Ended December 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,575	$2,342	$2,038	$132	$—	$16,087
Intersegment revenues (1)	—	—	1,357	7	—	1,364
Total segment revenues	11,575	2,342	3,395	139	—	17,451
Less: Intersegment revenues	—	—	(1,357)	(7)	—	(1,364)
Total consolidated revenues	$11,575	$2,342	$2,038	$132	$—	$16,087
Direct operating (exclusive of depreciation and amortization shown below) (2)	78	21	624	138	—	861
Selling, general and administrative (3)	3	11	603	371	1,799	2,787
Plus: Allocation of Corporate overhead	—	—	1,183	159	(1,342)	—
Provision for doubtful accounts	—	—	4	—	—	4
Research and development	—	—	77	—	—	77
Depreciation and amortization of property and equipment	7,113	937	49	18	10	8,127
Amortization of intangible assets	12	—	5	66	—	83
Total operating expenses	7,206	969	2,545	752	467	11,939
Income (loss) from operations	$4,369	$1,373	$(507)	$(620)	$(467)	$4,148

(1) Included in intersegment revenues of the Services segment is $1,268 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $132 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$11	$3	$—	$14
Selling, general and administrative	—	—	40	13	206	259
Research and development	—	—	12	—	—	12
Total stock-based compensation	$—	$—	$63	$16	$206	$285

	Statements of Operations
	For the Nine Months Ended December 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$33,859	$9,877	$13,674	$1,452	$—	$58,862
Intersegment revenues (1)	—	—	3,323	131	—	3,454
Total segment revenues	33,859	9,877	16,997	1,583	—	62,316
Less: Intersegment revenues	—	—	(3,323)	(131)	—	(3,454)
Total consolidated revenues	$33,859	$9,877	$13,674	$1,452	$—	$58,862
Direct operating (exclusive of depreciation and amortization shown below) (2)	466	256	3,003	1,669	—	5,394
Selling, general and administrative	199	134	2,420	1,390	7,641	11,784
Research and development	—	—	162	—	—	162
Restructuring and transition expenses	—	—	—	—	832	832
Depreciation and amortization of property and equipment	21,416	4,914	121	4	264	26,719
Amortization of intangible assets	34	5	12	202	—	253
Total operating expenses	22,115	5,309	5,718	3,265	8,737	45,144
Income (loss) from operations	$11,744	$4,568	$7,956	$(1,813)	$(8,737)	$13,718

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $345 for the amortization of capitalized software development costs.

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$20	$12	$—	$32
Selling, general and administrative	—	—	164	12	1,128	1,304
Research and development	—	—	143	—	—	143
Total stock-based compensation	$—	$—	$327	$24	$1,128	$1,479

	Statements of Operations
	For the Nine Months Ended December 31, 2010
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$34,076	$4,054	$4,273	$675	$—	$43,078
Intersegment revenues (1)	—	—	3,560	10	—	3,570
Total segment revenues	34,076	4,054	7,833	685	—	46,648
Less: Intersegment revenues	—	—	(3,560)	(10)	—	(3,570)
Total consolidated revenues	$34,076	$4,054	$4,273	$675	$—	$43,078
Direct operating (exclusive of depreciation and amortization shown below) (2)	238	67	1,828	904	—	3,037
Selling, general and administrative (3)	26	34	1,654	986	5,966	8,666
Plus: Allocation of Corporate overhead	—	—	3,731	302	(4,033)	—
Provision for doubtful accounts	97	11	26	8	—	142
Research and development	—	—	215	—	—	215
Restructuring and transition expenses	—	—	—	—	1,226	1,226
Depreciation and amortization of property and equipment	21,417	1,720	131	1	30	23,299
Amortization of intangible assets	35	—	14	201	—	250
Total operating expenses	21,813	1,832	7,599	2,402	3,189	36,835
Income (loss) from operations	$12,263	$2,222	$(3,326)	$(1,727)	$(3,189)	$6,243

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $392 for the amortization of capitalized software development costs.

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$37	$11	$—	$48
Selling, general and administrative	—	—	128	16	1,348	1,492
Research and development	—	—	39	—	—	39
Total stock-based compensation	$—	$—	$204	$27	$1,348	$1,579

11.	RESTRUCTURING AND TRANSITION EXPENSES

During the three months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction and a severance and employee related charge of $832 which is reflected as restructuring and transition expenses in the Company's condensed consolidated statements of operations for both the three and nine months ended December 31, 2011. A summary of activity for the restructuring and transition expenses is as follows:

	Balance at September 30, 2011	Total Cost	Amounts Paid	Amounts Accrued at December 31, 2011
Employee Severance Related	$—	$832	$(76)	$756

The Company expects to incur both additional severance related and occupancy related restructuring expenses in the fourth quarter ending March 31, 2012 estimated at approximately $400 to $500 related to its strategic realignment of its ongoing businesses.

During the nine months ended December 31, 2010, the Company incurred $1,226 in one-time transition costs associated with the retirement of our CEO.

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

The Company is a digital cinema services, software and content marketing and distribution company driving the conversion of the exhibition industry from film to digital technology.  The Company provides a digital cinema platform that combines technology solutions, provides financial advice and guidance, software services and electronic delivery services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications currently provided by Cinedigm include (i) its digital entertainment origination, marketing and distribution business focused on alternative content and independent film and (ii) its operational and analytical software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new companies to emerge to capitalize on this technological shift.

We have four primary businesses as follows: the first digital cinema deployment (“Phase I Deployment”), the second digital cinema deployment (“Phase II Deployment”), services (“Services”) and media content and entertainment (“Content & Entertainment”).  The Company’s Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company’s digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Company’s Services segment provides the digital cinema platform that services and supports the Phase I Deployment and Phase II Deployment segments as well as is being offered to other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment; and software license, maintenance and consulting services.  These services primarily facilitate the conversion from analog (film) to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content in theatres and other remote venues worldwide.  The Company’s Content & Entertainment segment provides content marketing and distribution services to alternative and theatrical content owners and to theatrical exhibitors.  Overall, the Company’s goal is to aid in the transformation of movie theatres to entertainment centers by providing a platform of hardware, software and content choices. Additional information related to the Company's reportable segments can be found in Note 10.

The Company classifies certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”) , information technology consulting services and managed network monitoring services (“Managed Services”), hosting services and network access for other web hosting services (“Access Digital Server Assets”), which were all separate reporting units previously included in our former "Other" segment, the cinema advertising services business ("USM"), which was previously included in our Content & Entertainment segment, and its DMS digital distribution and delivery business (“DMS”), the majority of which was sold in November 2011 and was previously included in our Services segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party. In September 2011 the Company completed the sale of USM to a third party, and in November, 2011 completed the sale of the majority of assets of DMS to a third party (See Note 3) .

The following organizational chart provides a graphic representation of our four primary businesses:

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $10.6 million and $4.2 million in the three months ended December 31, 2011 and 2010, respectively, and $17.5 million and $22.3 million in the nine months ended December 31, 2011 and 2010, respectively, and we have an accumulated deficit of $215.2 million as of December 31, 2011. Included in our consolidated net losses were $6.9 million and $1.7 million in the three months ended December 31, 2011 and 2010, respectively of losses attributed to discontinued operations, asset write-offs related to our sale of DMS assets, restructuring charges and non-cash loss through the equity investment in the CDF2 VIE. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year 2012 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at December 31, 2011, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least December 31, 2012. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$10,530	$11,575	(9)%
Phase II Deployment	2,976	2,342	27%
Services	5,736	2,038	181%
Content & Entertainment	551	132	317%
	$19,793	$16,087	23%

Revenues increased $3.7 million or 23%.  The increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC’s financed Systems installed and ready for content to 1,657 at December 31, 2011 from 760 at December 31, 2010.  The 181% increase in revenues in the Services segment was primarily due to (i) increased Phase 2 DC service fees as 768 Phase 2 DC and Exhibitor-Buyer systems were installed during the quarter and a total of 5,032 installed systems were generating service fees in the quarter; and (ii) a 164% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business contracts. We expect continued growth in services from (i) continued strong deployments from our current backlog of in excess of 1,300 screens under MLA as well as from new exhibitor customer signings as we enter the final 9 months of the contractual digital cinema deployment period; (ii) initial deployments of screens by our international service customers in fiscal year 2013; (iii) additional revenues from recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iv) new potential software customers based on our active domestic and international pipeline.

As of December 31, 2011 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 5,032 Phase 2 DC screens in comparison to 1,654 at December 31, 2010 and 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary, identical to the number serviced in the previous year. We will continue to deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure.

CEG's distribution fee revenue increased 14% to $6.0 in the quarter due to its release of the Pokemon 3D movie in December and a continued strong Kidtoons release calendar.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. CEG has recently released several events including Life in a Day with YouTube and National Geographic, John Carpenter's The Ward, a Sarah Palin documentary, Pokemon 3D, its first of 4 quarterly Live 3D UFC fights as well as announced several films and events for the remainder of the fiscal year and fiscal year 2013, CEG also recently announced a joint venture with New Video Group to jointly distribute independent films across theatrical and all home entertainment platforms.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$238	$78	205%
Phase II Deployment	132	21	529%
Services	1,033	624	66%
Content & Entertainment	701	138	408%
	$2,104	$861	144%

Direct operating expenses increased 144% tied to our overall revenue increase.  The increase in direct operating costs in the Phase II Deployment segment was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to increased personnel costs to support the software development requirements of our current new customers as well as additional new product development efforts.  The increase in the Content & Entertainment segment was primarily related to the additional events and film releases in the quarter. We expect direct operating expenses to remain consistent at the current level with any future increases associated with additional revenue growth, particularly in our software group as we continue to expand both current products and our new platform in response to client and market requirements.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$24	$3	700%
Phase II Deployment	44	11	300%
Services	830	603	38%
Content & Entertainment	381	371	3%
Corporate	3,024	1,799	68%
	$4,303	$2,787	54%

Selling, general and administrative expenses increased $1.5 million or 54% in support of the 190% increase in non-deployment revenues.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The Content &

Entertainment segment was near flat as we carefully managed expenses against our releases scheduled in the quarter. The increase within Corporate was mainly due to (i) the lag between our restructuring plan and actual expense reductions. Based on employee reductions completed at December 31, 2011 and planned reductions for the fourth quarter, we estimate an annualized reduction in SG&A of approximately $1.5 million or approximately $0.4 million per quarter; (ii) increased professional services fees to assist in the transition of our finance organization as well as to support the marketing of our products and services; and (iii) increased travel and sales costs.  As of December 31, 2011 and 2010 and excluding employees in our discontinued operations, we had 74 and 46 employees, of which 1 and 2 were part-time employees.  We expect a near term decrease in SG&A from current levels upon the completion of our restructuring plan and then an increase in selling, general and administrative expenses tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content distribution activities with additional sales and service headcount.

Restructuring and Transition Expenses

During the three months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction and a severance and employee related charge of $0.8 million which is reflected as restructuring and transition expenses in the Company's condensed consolidated statements of operations for the three months ended December 31, 2011. A summary of activity for the restructuring and transition expenses is as follows:

	Balance at September 30, 2011	Total Cost	Amounts Paid	Amounts Accrued at December 31, 2011
Employee Severance Related	$—	$832	$(76)	$756

The Company expects to incur both additional severance related and occupancy related restructuring expenses estimated at approximately $0.4 to $0.5 million in the fourth quarter ending March 31, 2012 related to the strategic realignment of its ongoing businesses.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$7,138	$7,113	—%
Phase II Deployment	1,682	937	80%
Services	75	49	53%
Content & Entertainment	2	18	(89)%
Corporate	99	10	890%
	$8,996	$8,127	11%

Depreciation and amortization expense increased $0.9 million or 11%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended December 31, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems are installed and additional modest technology investments are made to support our software expansion.

Interest expense

	For the Three Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$2,527	$2,385	6%
Phase II Deployment	680	514	32%
Corporate	4,396	3,900	13%
	$7,603	$6,799	12%

Interest expense increased $0.8 million or 12%.  The increase in interest paid and accrued within the non-recourse Phase I

Deployment segment relates primarily to higher interest rate swap costs offset by continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added approximately $2.5 million of additional non-recourse Phase 2 debt in the quarter and $14.9 million year to date to fund the purchase of Systems from Barco and will be serviced by the increased VPFs generated by those additional systems.   The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK interest and 7% per annum paid in cash.  The expense increases quarterly with the increased balance of the 2010 Note through its PIK interest accumulation. The Company had an interest reserve set aside to cover cash interest payments on this note through September 30, 2011 and currently pays its cash interest expense through the cash flows from operations.

Non-cash interest expense was $0.6 million for each of the three months ended December 31, 2011 and 2010, respectively, and represents the accretion of $0.5 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a gain of $0.6 million and $0.3 million for the three months ended December 31, 2011 and 2010, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The resale of the shares underlying warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was registered with the SEC in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation, allocated costs attributable to discontinued operations and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (See Note 10 Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries. The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $1.4 million for the three months ended December 31, 2011 in comparison to $(0.3) million for the three months ended December 31, 2010. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, as well as recently signed software contracts, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year relative to prior year results, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide.

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

The Company believes that Adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss from continuing operations and Adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Management does not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with the Company's condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of the Company's consolidated GAAP net loss from continuing operations to consolidated Adjusted EBITDA:

	For the Three Months Ended December 31,
($ in thousands)	2011	2010
Net loss from continuing operations	$(3,751)	$(2,399)
Add Back:
Amortization of software development	130	18
Depreciation and amortization of property and equipment	8,996	8,127
Amortization of intangible assets	84	83
Interest income	(21)	(34)
Interest expense	7,603	6,799
Other (income) expense, net	(175)	100
Loss on investment in non-consolidated entity	343	—
Change in fair value of interest rate swap	(597)	(318)
Stock-based expenses	142	—
Stock-based compensation	561	285
Allocated costs attributable to discontinued operations	119	174
Restructuring and transition expenses	832	—
Adjusted EBITDA	$14,266	$12,835

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(8,820)	(8,076)
Amortization of intangible assets	(12)	(12)
Income from operations	(4,275)	(5,716)
Intersegment services fees earned (1)	245	1,268
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$1,404	$299

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Results of Operations for the Nine Months Ended December 31, 2011 and 2010

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$33,859	$34,076	(1)%
Phase II Deployment	9,877	4,054	144%
Services	13,674	4,273	220%
Content & Entertainment	1,452	675	115%
	$58,862	$43,078	37%

Revenues increased $15.8 million or 37%.  The increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC's financed Systems installed and ready for content to 5,032 at December 31, 2011 from 760 at December 31, 2010 .  The 220% increase in revenues in the Services segment was primarily due to (i) increased Phase 2 DC service fees as 2,837 Phase 2 DC and Exhibitor-Buyer systems were installed during the first nine months and a total of 5,032 installed systems were generating service fees in the quarter; and (ii) a 213% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business contracts. We expect continued growth in services from (i) continued deployments from our current 1,300 screen backlog as well as from new exhibitor customer signings as we enter the final 9 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iii) new potential software customers based on our active domestic and international pipeline.

As of December 31, 2011 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 5,032 Phase 2 DC screens in comparison to 1,654 at December 31, 2010 and 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary, identical to the number serviced in the previous year. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and through the Exhibitor-Buyer Structure.

CEG's distribution fee revenue increased 14% to $0.6 million in the quarter due to an increase in its release schedule of independent films and other events this fiscal year and a continued strong Kidtoons release calendar.  The primary driver of CEG revenues is the number of programs CEG is distributing, together with the nationwide (and anticipated worldwide) conversion of theatres to digital capabilities, a trend the Company expects to continue. CEG has recently released several events including Life in a Day with YouTube and National Geographic, John Carpenter's The Ward, a Sarah Palin documentary, Pokemon 3D, its first of 4 quarterly Live 3D UFC fights as well as announced several films and events for the remainder of the fiscal year and fiscal year 2013 as well as recently announced a joint venture with New Video Group to jointly distribute independent films across theatrical and all home entertainment platforms.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$466	$238	96%
Phase II Deployment	256	67	282%
Services	3,003	1,828	64%
Content & Entertainment	1,669	904	85%
	$5,394	$3,037	78%

Direct operating expenses increased by 78%, which is tied to our overall revenue increase of 206% in our Services and Content & Entertainment segments.  The increase in direct operating costs in the Phase I and Phase II Deployment segments was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related additional personnel costs to support the software development requirements of our current and new customers as well as additional new sales and product development efforts.  The increase in the Content & Entertainment segment was directly related to additional events and film releases during the first nine months of the year. We expect direct operating expenses to increase associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$199	$26	665%
Phase II Deployment	134	34	294%
Services	2,420	1,654	46%
Content & Entertainment	1,390	986	41%
Corporate	7,641	5,966	28%
	$11,784	$8,666	36%

Selling, general and administrative expenses increased $3.1 million or 36% in support of the 206% increase in non-deployment revenues.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 41% as we added staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the lag between our restructuring plan and actual expense reductions. Based on employee reductions completed at 12/31/11 and planned reductions for Q4, we estimate an annualized reduction in SG&A of approximately $1.5 million or approximately $1.1 million for a nine month period; (ii) increased professional services fees to assist in the transition of our finance organization as well as to support the marketing of our products and services; and (iii) increased travel and sales costs.  We expect a near term decrease in SG&A from current levels upon the completion of our restructuring plan and then an increase in selling, general and administrative expenses tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content distribution activities with additional sales and service headcount.

Restructuring and Transition Expenses

During the three months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction and a severance and employee related charge of $0.8 million which is reflected as restructuring and transition expenses in the Company's condensed consolidated statements of operations for the nine months ended December 31, 2011. A summary of activity for the restructuring and transition expenses is as follows:

	Balance at March 31, 2011	Total Cost	Amounts Paid	Amounts Accrued at December 31, 2011
Employee Severance Related	$—	$832	$(76)	$756

The Company expects to incur both additional severance related and occupancy related restructuring expenses of $0.4-$0.5 million in the fourth quarter ending March 31, 2012 related to its strategic realignment of its ongoing businesses.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$21,416	$21,417	—%
Phase II Deployment	4,914	1,720	186%
Services	121	131	(8)%
Content & Entertainment	4	1	300%
Corporate	264	30	780%
	$26,719	$23,299	15%

Depreciation and amortization expense increased $3.4 million or 15%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the nine months ended December 31, 2010.   We expect the depreciation and amortization expense in the Phase II Deployment and the Services segment to generally increase as new Phase 2 DC Systems and additional modest technology investments are made to support our software expansion.

Interest expense

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010	Change
Phase I Deployment	$7,969	$7,722	3%
Phase II Deployment	1,739	1,018	71%
Corporate	12,835	11,520	11%
	$22,543	$20,260	11%

Interest expense increased $2.3 million or 11%.  The 3% increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added $14.9 million of additional non-recourse Phase 2 debt during the nine months ended December 31, 2011 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase modestly with the growth in deployments in fiscal 2012 as the Company does not expect to incur any significant increase in non-recourse indebtedness to fund these deployments. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $1.8 million for the nine months ended December 31, 2011 and 2010, respectively, and represents the accretion of $1.6 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.2 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a gain of less than $0.1 million and $1.1 million for the nine months ended December 31, 2011 and 2010, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a gain of $3.1 million for the nine months ended December 31, 2010.  The resale of the shares underlying these warrants was registered with the SEC in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation, allocated costs attributable to discontinued operations and non-recurring items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (See Note 10 Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries.

The Company reported continued improved Adjusted EBITDA (excluding its Phase 1 DC and Phase 2 DC subsidiaries) of $5.5 million for the nine months ended December 31, 2011 in comparison to $(0.3) million for the nine months ended December 31, 2010. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Based on the expected Phase 2 DC Systems planned for deployment during the remainder of the fiscal year, as well as recently signed software contracts, the Company expects Adjusted EBITDA performance to continue to improve for the remainder of the fiscal year relative to prior year results, due to the intercompany service fees, software license and maintenance fees and other revenues derived from a growing number of Phase 2 DC System installations nationwide.

Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

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

The Company believes that Adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss from continuing operations and Adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Management does not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with the Company's condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of the Company's GAAP net loss from continuing operations to consolidated Adjusted EBITDA:

	For the Nine Months Ended December 31,
($ in thousands)	2011	2010
Net loss from continuing operations	$(8,437)	$(16,702)
Add Back:
Amortization of software development	494	390
Depreciation and amortization of property and equipment	26,719	23,299
Amortization of intangible assets	253	250
Interest income	(96)	(140)
Interest expense	22,543	20,260
Loss on extinguishment of note payable	—	4,448
Other (income) expense, net	(606)	392
Loss on investment in non-consolidated entity	343	—
Change in fair value of interest rate swap	(29)	1,127
Change in fair value of warrants	—	(3,142)
Stock-based expenses	704	104
Stock-based compensation	1,479	1,579
Allocated costs attributable to discontinued operations	623	656
Restructuring and transition expenses	832	1,226
Adjusted EBITDA	$44,822	$33,747

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(26,330)	(23,137)
Amortization of intangible assets	(39)	(35)
Income from operations	(16,312)	(14,485)
Intersegment services fees earned (1)	3,323	3,560
Adjusted EBITDA from non-deployment Phase I and Phase II businesses	$5,464	$(350)

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. On April 1, 2011, the Company adopted ASU 2009-13 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”).  ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 was effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. On April 1, 2011, the Company adopted ASU 2009-14 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 was effective for the Company prospectively beginning April 1, 2011.  On April 1, 2011, the Company adopted ASU 2010-17 and its adoption does not have a material impact on the Company’s condensed consolidated financial statements.

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

Our business is primarily driven by the emerging digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens. There are approximately 39,000 domestic (United States and Canada) movie theatre screens and approximately 140,000 screens worldwide.  Approximately 28,000 of the domestic screens are equipped with digital cinema technology, and approximately 9,000 of those screens contain our Systems and software. We anticipate the vast majority of the North American industry’s screens to be converted to digital in the next 12 - 15 months, and after our Phase I Deployment, we announced plans to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008, of which 5,032 Systems have been installed as of December 31, 2011. For those screens that are deployed by us, the primary revenue source will be VPFs, with the number of digital movies shown per screen, per year being the key factor for earnings, since the studios pay such fees on a per movie, per screen basis as well as service fees earned for overseeing the digital cinema deployments.  For all new digital screens, whether or not deployed by us, the opportunity for other forms of revenue also increases. We may generate additional software license fee revenues (mainly from the TCC software which is used by exhibitors to aid in the operation of their systems), ACFs (such as concerts and sporting events) and pre-show screen advertising fees.  In all cases, the number of digitally-equipped screens in the marketplace is the primary determinant of our potential revenue streams, although the emerging presence of competitors for software and digital cinema services may limit this opportunity.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2011, the outstanding principal balance of the KBC Facilities was $54 million.

As of December 31, 2011, we had positive working capital, defined as current assets less current liabilities, of $9.8 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $31.8 million.

Operating activities provided net cash of $29.8 million and $15.3 million for the nine months ended December 31, 2011 and 2010, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to grow modestly as we continue to deploy Phase 2 Systems. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $17.2 million and $31.7 million for the nine months ended December 31, 2011 and 2010, respectively. The decrease in net cash used was due to the number of Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to fluctuate with Phase 2 DC System deployments. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $6.7 million for the nine months ended December 31, 2011 and provided net cash of $16.4 million for the nine months ended December 31, 2010.  The decrease in cash provided was due to the proceeds from the 2010 Term Loans offset by the repayment of the prior Phase 1 DC credit facility and vendor financing note and debt issuance costs resulting from the 2010 Term Loans paid during the nine months ended December 31, 2010 offset in part by net proceeds from the sale of common stock in July, 2010.  Financing activities are expected to continue using net cash, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

The Company expects to deploy Systems in our Phase II Deployment using a combination of non-recourse Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and the exhibitors’ ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases, and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payment obligations.

The following table summarizes our significant contractual obligations as of fiscal December 31, 2011:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2012	2013 & 2014	2015 & 2016	Thereafter
Long-term recourse debt (1)	$111,446	$—	$—	$111,446	$—
Long-term non-recourse debt (2)	180,945	32,283	70,283	65,235	13,144
Capital lease obligations (3)	5,468	173	506	723	4,066
Debt-related obligations, principal	297,859	32,456	70,789	177,404	17,210
Interest on recourse debt	18,233	6,535	11,698	—	—
Interest on non-recourse debt	24,844	8,397	11,650	4,179	618
Interest on capital leases (3)	6,697	955	1,796	1,581	2,365
Total interest	49,774	15,887	25,144	5,760	2,983
Total debt-related obligations	$347,633	$48,343	$95,933	$183,164	$20,193
Operating lease obligations (4)	$3,764	$547	$1,779	$1,438	$—
Purchase obligations	19	19	—	—	—
Total	$3,783	$566	$1,779	$1,438	$—
Total non-recourse debt including interest	$205,789	$40,680	$81,933	$69,414	$13,762

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

(3)
Principally represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of December 31, 2011. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties, which total aggregates to $2.9 million.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consents are obtained, the Company will remain as the lessee.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2010 Term Loans, interest on the 2010 Note, software development, marketing and promotional activities and the development of relationships with other businesses. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2010 Note and the 2010 Credit Agreement may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 49 herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.
(Registrant)

Date:	February 15, 2012	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 15, 2012	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	February 15, 2012	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President Accounting and Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation