Form 10-K
period 2012-03-31
Cinedigm Digital Cinema Corp.
filed 2012-06-18
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.19 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2011, was $40,654,281.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 11, 2012, 48,046,053 shares of Class A Common Stock, $0.001 par value and 0 shares of Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about September 12, 2012.

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

The Company is a digital cinema services, software and content marketing and distribution company supporting and capitalizing on the conversion of the exhibition industry from film to digital technology and the accelerating shift in the home entertainment market to digital and video-on-demand services from physical goods such as DVDs.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its end-to-end digital entertainment content acquisition, marketing and distribution business focused on the distribution of alternative content and independent film in theatrical and ancillary home entertainment markets; and (ii) its operational, analytical and transaction processing software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the

“Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent film content owners and to theatrical exhibitors.

On April 20, 2012, we acquired New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders. New Video will be integrated into the Company's Content & Entertainment segment.

During the fiscal year ended March 31, 2012, the Company discontinued and sold the following non-core businesses:

•
In September 2011, the Company completed the sale of its cinema advertising services business, Unique Screen Media ("USM") to a third party, which was previously included in our Content & Entertainment segment; and

•
In November 2011, the Company completed the sale of the majority of assets of its Digital Media Services Division (“DMS”) digital distribution and delivery business, which was previously included in our Services segment, to a third party.

As a consequence, it was determined that the above former businesses met the criteria for classification as discontinued operations during the respective periods and their respective assets and liabilities met the criteria for classification as “assets held for sale” and “liabilities as part of assets held for sale”, respectively. The consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect the adjustments resulting from these changes in classification. Please see Note 3 to the Consolidated Financial Statements for further information.

In addition to the above, the Company has classified certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”), information technology consulting services and managed network monitoring services (“Managed Services”) and hosting services and network access for other web hosting services (“Access Digital Server Assets”), all of which were separate reporting units previously included in our former "Other" segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets to third parties. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party. As a result of the sales, the "Other" segment no longer exists as a reportable segment of the Company.

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

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company's second digital cinema deployment, through Phase 2 DC (the “Phase II Deployment”). The Company retains no ownership of the residual cash flows and digital cinema equipment after cost recoupment and at the expiration of the exhibitor master license agreements. In many cases, exhibitors own the equipment under an Exhibitor-Buyer Structure.

In June 2005, we formed Phase 1 DC, a wholly-owned subsidiary of Access Digital Media, Inc. (“AccessDM”), to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement (the “Framework Agreement”) with Christie Digital Systems USA, Inc. (“Christie”). In December 2007, Phase 1 DC completed its Phase I Deployment with 3,724 Systems installed.

In October 2007, we formed Phase 2 DC for the administration of up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems will be purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).  As of March 31, 2012 Phase II Deployment had 6,725 systems under license agreement and had installed 5,609 of such systems to date.

Digital Cinema

The business of Phase 1 DC and Phase 2 DC consists of the ownership and licensing of digital systems to theatrical exhibitors and the collection of virtual print fees ("VPFs") from motion picture studios and distributors and alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema.  As part of Phase 1 DC's Phase I Deployment of digital systems, Phase 1 DC has agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing Phase 1 DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment on 3,724 Systems.  Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Cinedigm Content and Entertainment Group (see Content and Entertainment section below).   In connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios and certain smaller independent studios and exhibitors for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC and Cinedigm Digital Funding 2, LLC ("CDF2"). As of March 31, 2012, Phase 2 DC also entered into master license agreements with 191 exhibitors and CDF2 covering a total of 6,725 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment.  Included in the 6,725 contracted screens are contracts covering 4,549 screens with 168 exhibitors under the Exhibitor-Buyer Structure, 1,030 screens covering 9 exhibitors through non-recourse financing provided by KBC Bank, 1,123 screens covering 12 exhibitors through CDF2, and 23 screens under other arrangements with 2 exhibitors. Exhibitors will pay an installation fee of up to $2 thousand per screen out of the VPFs collected to the Company's Digital Cinema Services division. The Company will manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected. For Systems covered under the Exhibitor-Buyer Structure and CDF2, the Company will have no debt, property and equipment, financing costs or depreciation recorded to its consolidated financial statements. For Phase 2 Systems the Company will own and finance, it typically receives a similar up to $2 thousand installation fee and an ongoing administrative fee that will approximate up to 10% of VPFs collected. As of March 31, 2012, the Company has 5,609 Phase 2 Systems installed, including 3,794 screens under the Exhibitor-Buyer Structure, 973 KBC non-recourse financed screens, 819 CDF2 screens and 23 screens under other arrangements.

VPFs are earned pursuant to the contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC according to fixed fee schedules, when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. One VPF is payable for every movie title displayed per System upon the initial booking of such movie. The amount of VPF revenue is therefore dependent on the number of unique movie titles released and displayed using the Systems.

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

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2012, four customers, 20th Century Fox, Paramount Pictures, Sony Pictures Releasing Corporation and Warner Brothers, each represented 10% or more of Phase 1 DC's revenues and together generated 52%, 59% and 40% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively, and are also customers for entertainment software. In addition, Warner Brothers and 20th Century Fox comprise approximately 12% and 10% of the Company's consolidated accounts receivable, respectively. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2013.

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

Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”)
Develops and licenses software to the theatrical distribution and exhibition industries as well as other content owners, provides ASP Service, and provides software enhancements and consulting services.

Digital Cinema Services

The Digital Cinema Services (“Services”) division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. This division services the Company's 3,724 screens in the Phase 1 deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC. In the fiscal year ended March 31, 2012 and 2011, Services earned $2.5 million and $2.4 million, respectively, of service fees from Phase 1 DC.

In addition, Services provides services to the 5,609 Phase 2 Systems deployed as of March 31, 2012 and will service the remaining screens deployed, up to 10,000, in the Phase II Deployment. Services typically receives an activation and installation fee of up to $2 thousand per Phase 2 System as well as a monthly service fee that approximates up to 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of the Company's Phase 2 agreements with the motion picture studios. Any unpaid services fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework and accrue a 15% cost of capital return until paid out of future VPFs. These fees are not recognized as income or accrued as an asset on the Company's balance sheet given the uncertainty of the total number of screens ultimately deployed in Phase 2. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid. In the fiscal years ended March 31, 2012 and 2011, Services earned $1.6 million and $1.9 million, respectively, of related services fees from Phase 2 DC.

Finally, Services has formed international servicing partnerships in Australia and New Zealand with ICAA to service up to 875 screens and is currently negotiating VPF agreements for Australia and New Zealand with the major Hollywood Studios, Similarly, Services has created a partnership in Brazil with Beyond All to service up to 600 screens in Brazil and is currently negotiating VPF agreements for Brazil with the major Hollywood studios. Services is exploring other similar international servicing partnerships in additional geographic locations.

Customers

For the fiscal year ended March 31, 2012, one customer, Warner Brothers, comprised 13% of Services' revenues. We expect to continue to conduct business with Warner Brothers during the fiscal year ending March 31, 2013.

Competition

The Company faces limited competition domestically in its digital cinema services segment as the major Hollywood movie studios have only signed digital cinema deployment agreements (“DCDAs”) with five entities, including the Company. The other entities with all such agreements include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group, AMC Entertainment, Inc. and Cinemark Holdings, Inc.) focused on managing the conversions of those three exhibitors; Sony Digital Cinema to support the deployment of Sony projection equipment; Christie Digital Systems USA, Inc. to support the deployment of Christie equipment and GDC, Inc to support the deployment of GDC servers. The Company has a significantly greater market share than all other competitors beyond the DCIP consortium which services a total of approximately 17,200 total screens representing its consortium members.

As Cinedigm expands its servicing platform internationally, an additional competitor beyond those listed above consists of Arts Alliance, Inc., a leading digital cinema servicer focused on the European markets as well as other potential local start-ups seeking to service a specific international market. Cinedigm often seeks to partner with a leading local entity to combine our efficient servicing infrastructure and strong studio relationships with the necessary local market expertise and exhibitor relationships.

Software Division

Software provides proprietary software applications and services to support movie exhibition and distribution customers of varying sizes, through enterprise software licenses and maintenance fees, software as a service (“SaaS”) fees through which it hosts various applications and provides client access via the Internet,  data and analytical software tools and services, software customizations, consulting services including training and installation certification through its workshop and training sessions.   Current proprietary software of Software consists of the following:

Proprietary Software Product:	Purpose:
Theatre Command Center® (“TCC”)	Complete management of digital theatres. Automates the creation of digital shows, manages all digital movies, trailers, advertising and alternative content.
TCC Enterprise
Links theatres running TCC to consolidate circuit-wide operational data and centralize key functions. Enterprise also includes functionality to compute, invoice and manage Virtual Print Fee program obligations.

Theatrical Distribution System® (“TDS”)	Enables domestic distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Theatrical Distribution System (Global) (“TDSG “)	Enables international distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Exhibition Management System™ (“EMS™”)	Enables domestic theatre owners to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Royalty Transaction Solution (“RTS”)	Enables licensors and licensees to manage and account for all intellectual property rights and royalty transactions.
CineXchange	CineXchange is a new web-based platform providing theatrical data, analytics and software services.
Cinesuite	Cinesuite is a portfolio of proprietary applications developed to manage and facilitate the duplication and distribution of digital media via terrestrial, broadband and satellite delivery methods.

TCC

Our TCC system is installed as a component of all Phase 1 and Phase 2 Systems as well as our international deployments and partnerships. It provides in-theatre management for digitally-equipped movie theatres, enabling an exhibitor to control all the screens in a movie theatre, manage content and version review, assess and manage building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager's office or both.  Software receives upfront license fees from all TCC installations.  Phase 2 Systems also generate maintenance revenues and Cinedigm licenses TCC to other domestic and international deployment entities and exhibitors.

TCC Enterprise

TCC Enterprise is used by exhibitors and their service partners to centrally at the home office monitor and manage digital operations at theatres utilizing the TCC theatre management system. TCC Enterprise receives real-time information from all networked TCC systems to provide a consolidated view of shows, content and system performance. TCC Enterprise also centralizes certain key operational tasks enabling theatrical exhibitors greater control and consistency in managing their digital theatres. TCC Enterprise also includes a powerful Virtual Print Fee (VPF) management module that is used by Cinedigm to manage obligations and reporting under its studio VPF agreements and can be licensed to third parties as part of our international partnerships.

Domestic Theatrical Distribution Management

Our TDS product is currently the system of choice to manage domestic theatrical movie releases for two of the six major motion picture studios, expects to complete the customization and installation of TDS at the 3rd major studio in the second quarter of the fiscal year ending March 31, 2013 and almost all other domestic mini-major and independent film distributors.  The main competition for TDS has been in-house development by the motion picture studios.  For the fiscal years ended March 31, 2012 and 2011, the TDS product comprised 34% and 44% of Software's revenues, respectively.

International Theatrical Distribution Management

TDSG supports the planning, booking and operations of worldwide movie distribution, with multi-language and multi-currency capabilities. TDSG's unique design incorporates the business rules for all supported territories within a single application.  Software's primary customer is Fox International who is actively deploying the system in up to eighteen international territories.  In December 2008, Software reached an agreement in which Fox International is completing the development of its outstanding territories at their sole expense and had two years to deliver the software to the Company.  By December 2010, Fox International had provided certain software to the Company in fulfillment of its obligations. The Company is currently expanding its marketing of TDSG internationally.

Exhibition Management

EMS™ is a powerful and comprehensive solution for managing the planning, booking, auditing, distributor payments and accounting by theatrical exhibitors. EMS interfaces with the customers' box office ticketing, point-of-sale, and other systems to streamline operations and eliminate manual processes. In March 2011, Software signed a license and maintenance fee agreement for EMS™ with the second-largest domestic exhibitor, AMC Entertainment, Inc. and expects to complete its implementation during the fiscal year ending March 31, 2013. The Company expects additional opportunities to license this product now that most exhibitors have converted to digital.

IP Rights and Royalty Management

RTS is a web-based solution for the management by licensors and licensees of intellectual property rights, which was part of a prior acquisition.

CineXchange

CineXchange is Cinedigm Software's internet platform for providing data, analytics and software services developed from digital cinema data and other theatrical data sources. The basic CineXchange framework enables users to securely access and utilize products and services via the internet on multiple computing devices. CineXchange is the portal through which Cinedigm Software will extend the functionality of its existing client-server based applications as well as new applications and services.

Cinesuite

The Cinesuite portfolio includes various proprietary applications that were developed to support the Company's Digital Media Services business, and several applications have been licensed to third parties. Although the key assets of the Digital Media Services' business were sold to Technicolor in FY 2012, the Company retained its ownership of its proprietary software applications and transaction agreement included a license to Technicolor to use the Cinesuite applications. The Company has also licensed this product suite to a Fortune 50 company in India and is actively pursuing additional licensing opportunities for these unique products. The Cinesuite portfolio includes:

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

Research and Development

During the fiscal years ended March 31, 2012 and 2011, the Company's recorded research and development expenses of approximately $0.2 million and $0.3 million, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at Software related to the development of our digital software applications and various product enhancements to TDS and EMS™.

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

•
The global digital cinema conversion process is producing significant new data flows from the networked digital projection systems and driving the demand for data and analytical tools to gather, analyze and report on this information;

•	The continued transition to digital content delivery will require a high degree of coordination among content providers, customers and intermediary service providers;

•	Demand is increasing for various transaction processing capabilities to streamline theatrical distribution, reduce manual processes and provide greater scheduling and booking flexibility;

•	Producing, buying and delivering media content through worldwide distribution channels is a highly fragmented and inefficient process; and

•	Technologies created by Software and the continuing development of and general transition to digital forms of media will help the digital content delivery and management business become increasingly streamlined, automated and enhanced.

Intellectual Property

Software currently has intellectual property consisting of:

•	Licensable software products, including TCC, TCC Enterprise, TDS, TDSG, EMS™, RTS, CineXchange and all Cinesuite applications;

•	Registered trademarks for the Theatre Command Center®, Theater Command Center®, and Theatrical Distribution System®;

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

Customers

For the fiscal year ended March 31, 2012, one customer, Insight, represented 10% or more of Software's revenues and generated 19% and 10% of Software's and Services' revenues, respectively. Insight is a reseller of Cinedigm's software that is embedded in the servers that are sold to the exhibitors in all Cinedigm digital cinema deployments. As a result, we do not believe this represents material concentration risk within Software as other resellers exist in the marketplace. We expect to continue to conduct business with this customer during the fiscal year ending March 31, 2013.

Competition

Within the major domestic motion picture studios and exhibition circuits, Software's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third parties. Most domestic motion picture studios that do not use the TDS software use their own in-house developed systems. Internationally, Software is aware of one vendor based in the Netherlands providing similar software. Software's movie exhibition product, EMS™, competes principally with customized solutions developed by the large exhibition circuits as well as point of sale system modules attempting to provide comparable functionality. We believe that Software, through its technology and management experience, may differentiate itself by providing a competitive alternative to their forms of digital content delivery and management business.

Government Regulation

Except for the requirement of compliance with United States export controls relating to the export of high technology products, we are not subject to government approval procedures or other regulations for the licensing of our Entertainment Software products.

The distribution of movies is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to theatrical exhibitors, on a movie-by-movie and theatre-by-theatre basis. Consequently, theatrical exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis. We maintain Federal Communications Commission (“FCC”) broadcast licenses related to our satellite transmission of content and should we violate any FCC laws, we may be subject to fines and or forfeiture of our broadcast licenses.

CONTENT & ENTERTAINMENT

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
Cinedigm Content and Entertainment Group (“CEG”)	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

In January 2007, through our wholly owned subsidiary, Vistachiara Productions, Inc., we purchased substantially all of the assets of BP/KTF, LLC (the “CEG Acquisition”). CEG provides marketing and distribution services to owners of alternative content, such as live sports, musical concerts, kids programming, cultural events, and other niche programming tied to avid audiences on a programmatic basis and to producers of independent films. CEG is meeting the needs of exhibitors for greater variety of content to increase exhibition capacity utilization of approximately 5% in the off-peak Monday to Thursday period and less than 20% in aggregate annually. CEG leverages the exhibition relationships developed by Cinedigm to create a unique and valuable marketing and distribution service on top of the digital cinema network. CEG also partners to manage the distribution of alternative content and independent films into the ancillary home entertainment markets through a 50/50 joint venture formed in January with New Video, Inc. to jointly acquire the distribution rights of independent film and alternative content in all media for 7-15 years in the North American markets. Subsequent to the end of the fiscal year ended March 31, 2012, Cinedigm completed the acquisition of New Video (see Subsequent Events). CEG acquires all distribution rights for an upfront advance cash payment or minimum revenue guarantee plus a theatrical marketing commitment that is then repaid prior to all other obligations from all future theatrical and ancillary revenue sources. CEG receives a distribution fee typically equal to 25-35% of all revenues earned through the distribution of the content as well as a share of any back-end profits earned through its distribution activities. In addition, CEG also offers its theatrical marketing and distribution services through its Indie Direct service for a fixed upfront fee and a share of box office and/or downstream content revenues. CEG does not currently invest in production costs of content. CEG has acquired the distribution rights to 2 independent films in its fiscal fourth quarter and 2 additional independent films in April 2012. In addition, Indie Direct provided theatrical distribution services for 4 movies during the fiscal year ended March 31, 2012.

Market Opportunity

We believe that:

•
Alternative content is a rapidly growing medium with recent industry estimates by Screen Digest expecting the industry to grow to in excess of $500 million of revenues in 2014 from under $200 million in 2010 and can potentially generate revenues of 3-4 times above that level in ancillary downstream markets; and

•
Independent film distribution continues to expand as the major motion picture studios have reduced their involvement in this area and many smaller independent film distributors have closed their doors due to reduced capital availability as a result of the financial crisis. According to Rentrak Corporation, total box office for non-major studio independent film has historically ranged from $1.8-$2.0 billion. Cinedigm's combination of theatrical distribution relationships and marketing expertise will enable us to support efforts to fill this void.

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal year ended March 31, 2012, two customers, ARC Entertainment and The Pokémon Company, each represented 10% or more of CEG's revenues and generated 49% and 21% of CEG's revenues, respectively. We expect to continue to conduct business with ARC Entertainment during the fiscal year ending March 31, 2013. However with the acquisition of New Video, we expect our customer concentration will be reduced.

Competition

Numerous companies are engaged in various forms of producing and distributing independent film and alternative content. These competitors have significantly greater financial, marketing and managerial resources than we do and have generated greater revenue and are better known than we are.

The Company views the following as its principal competition in its content and entertainment segment:

•
National CineMedia, LLC (NCM), the largest in-theatre advertising business whose 3 largest customers are Regal Entertainment Group, AMC Entertainment, Inc. and Cinemark Holdings, Inc. operates the largest theatrical alternative content and non-feature film content distribution in its Fathom Network;

•	Sony Pictures Classics, an autonomous division of Sony Pictures Entertainment;

•	Fox Searchlight Pictures;

•	Focus Features, a division of NBCUniversal;

•	IFC Entertainment;

•	Magnolia Pictures; and

•	The Weinstein Company.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations consists of the following:

Operations of:	Products and services provided:
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

Access Digital Server Assets	Provides hosting services and provides network access for other web hosting services.
ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	A nine-screen digital movie theatre and showcase to demonstrate the Company's integrated digital cinema solutions.
Core Technology Services, Inc. (“Managed Services”)	Provides information technology consulting services and managed network monitoring services through its global network command center (“GNCC”).
UniqueScreen Media, Inc. (“USM”)	Provides cinema advertising services and entertainment.

In August 2010, the Company sold both Managed Services and the Access Digital Server Assets for $1.5 million, consisting of $0.3 million in cash and $1.2 million as a note receivable.  In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre for $0.2 million. In September 2011, the Company completed the sale of USM for $6.0 million in cash. In November 2011, the Company completed the sale of the majority of assets of DMS for $1.0 million in cash.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2012, we had 90 employees, of which 1 is part-time and 89 are full-time. Of our full-time employees, 6 are in sales and marketing, 22 are in operations, 10 are in research and development, 29 are in technical services, and 22 are in executive, finance and administration.

AVAILABLE INFORMATION

The Company's Internet website address is www.cinedigm.com. The Company will make available, free of charge at the

“Investors - Financial Information” section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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
Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly-situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects. Our Phase I credit agreement (the “Phase I Credit Agreement”) with Société Générale, New York Branch (“SG”) and certain other lenders contains certain restrictive covenants that restrict, among other things, our indirect subsidiary, Cinedigm Digital Funding I, LLC (“CDF I”) and its subsidiaries from (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase I Credit Agreement is non-recourse to the Company and our other subsidiaries. In August 2009, the Company entered into a securities purchase agreement (the “Sageview Purchase Agreement”) with an affiliate of Sageview Capital LP (“Sageview” or the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75.0 million, which was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”). The 2010 Note, among other things, restricts the Company and its subsidiaries from (with certain specified exceptions) incurring other indebtedness or liens, creating or acquiring subsidiaries which do not guarantee such notes, making certain investments and modifying authorized capital. Our indirect subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) has entered into several credit agreements (the “KBC Agreements”) with KBC Bank NV (“KBC”) pursuant to which KBC has financed the acquisition of digital cinema projection systems purchased from Barco, Inc. to be installed at various theatre locations. The non-recourse KBC Agreements, among other things, restrict Phase 2 B/AIX from (with certain specified exceptions) incurring liens, disposing of certain assets outside the ordinary course of business, merging or consolidating with other entities, changing its line of business and making payments (including dividends) to affiliates. The KBC Agreements are non-recourse to the Company and its subsidiaries other than Phase 2 B/AIX and are consolidated by the Company similarly to CDF I. In October, 2011, we began earning fees under a management services agreement with CDF2 Holdings, LLC (“CDF2 Holdings”), an indirect wholly-owned non-consolidated variable interest entity that is intended to be a special purpose, bankruptcy remote entity. CDF2 began funding digital systems under its credit agreement with SG and certain other lenders (the “Phase II Credit Agreement”). This Phase II Credit Agreement contains certain restrictive covenants that, among other things, restrict CDF 2 and its subsidiaries from (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase II Credit Agreement is non-recourse to the Company and our other subsidiaries The digital cinema projection systems that CDF2 partially finances by borrowing under the Phase II Credit Agreement are acquired directly from the manufacturers and are sold to and leased back by CDF2 from CHG-Meridian U.S. Finance, Ltd. (“CHG”) pursuant to a Master Lease Agreement and related documents (the “CHG Lease”). The CHG Lease contains certain restrictive covenants that restrict CDF2 Holdings from incurring liens on the leased digital cinema systems and from (with certain specified exceptions) subleasing, assigning, modifying or altering such systems. The CHG Lease is non-recourse to the Company and our other subsidiaries. CDF2 is not consolidated by the Company, as the Company does not exercise control over CDF2, the lease equity to finance the systems is provided by an unaffiliated third party, and the Company's risk is limited to our initial investment and revenues that could be earned under the management services agreement.

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
The demand for our entertainment software will be affected, in large part, by future advances in technology and changes in customer demands. Our success will also depend on our ability to address the increasingly sophisticated and varied needs of our existing and prospective customers.

We expect competition to be intense: if we are unable to compete successfully, our business and results of operations will be seriously harmed.
The markets for the digital cinema business and the content marketing business are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or software similar to ours may compete with our business. Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from competitors.
Many of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than us, which may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Many of our competitors also have significantly greater name and brand recognition and a larger customer base than us. . If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Our plan to acquire additional businesses involves risks, including our inability to successfully complete an acquisition, our assumption of liabilities, dilution of your investment and significant costs.

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Subsequent to the end of the fiscal year ended March 31, 2012, we acquired New Video, an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets.  Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers.  We are also subject to limitations on our ability to make acquisitions pursuant to the 2010 Note.  Completing an acquisition and integrating an acquired business, may require a significant diversion of management time and resources and involves assuming new liabilities.  Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

Our previous acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

We have, subsequent to the end of the fiscal year ended March 31, 2012, made a meaningful acquisition of New Video to expand into the distribution of entertainment content in the ancillary home entertainment markets. We cannot assure you that we will be able to effectively expand and market the services provided by New Video as it is combined into CEG.  Our acquisition of this business and its assets also involves the risks that the business and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  In addition, we assumed certain liabilities in connection with this acquisition and we cannot assure you that we will be able to satisfy adequately such assumed liabilities.  Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

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
We now have, and will continue to have, significant debt obligations. We had notes payable to third parties with principal amounts aggregating $258.3 million as of March 31, 2012, of which $171.0 million was non-recourse and not guaranteed by the Company or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, and Phase 2 B/AIX 2 with respect to the KBC Agreements.
We also had capital lease obligations covering facilities with principal amounts of $5.4 million as of March 31, 2012. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it has not been operated by the Company. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation, which aggregates $5.4 million, and the related assets under the capital lease continue to remain with the Company as of March 31, 2012. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser who makes all payments related to the lease and as such, has no continuing involvement in the operation of the Pavilion Theatre.
In May 2010, we amended and restated the 2010 Note in the aggregate principal amount of $75.0 million (which was originally issued in August 2009). Additionally, CDF I, our indirect wholly-owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, has entered into the Phase I Credit Agreement, pursuant to which it borrowed $172.5 million. As of March 31, 2012, the outstanding principal balance under the Phase I Credit Agreement was $117.6 million. Phase 2 B/AIX, our indirect wholly-owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $61.9 million in the aggregate. As of March 31, 2012, the outstanding principal balance under the KBC Agreements was $52.3 million in the aggregate.
The obligations and restrictions under the 2010 Note, the Phase I Credit Agreement, the KBC Agreements and our other debt obligations could have important consequences for us, including:

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
CDF 2 and CDF2 Holdings are our indirect wholly-owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF 2 has entered into the Phase II Credit Agreement, pursuant to which it may borrow up to $77.5 million in the aggregate. As of March 31, 2012, the outstanding principal balance under the Phase II Credit Agreement was $36.2 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG has committed to provide sale/leaseback financing for digital cinema projection systems that are partially financed by the Phase II Credit Agreement in an amount up to approximately $23.1 million in the aggregate. As of March 31, 2012, CHG had provided approximately $26.3 million of sale/leaseback financing for such digital cinema projection systems. These facilities are non-recourse to the Company and our subsidiaries, excluding the Company's VIE, CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF 2 and CDF 2 Holdings are important to the Company with respect to the success of its Phase II Deployment, the Company’s financial exposure related to the debt of CDF 2 and CDF 2 Holdings is limited to the $2 million initial investment it made into CDF 2 and CDF 2 Holdings. As of March 31, 2012, the book value of this investment was approximately $1.5 million.
The obligations and restrictions under the Phase II Credit Agreement and the CHG Lease could have important consequences for CDF 2 and CDF 2 Holdings, including:

•	Limiting their ability to obtain necessary financing in the future;
•	requiring them to dedicate a substantial portion of their cash flow to payments on their debt obligations, thereby reducing the availability of their cash flow for other uses; and
•	limiting our ability to pay dividends to our shareholders.
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

The agreements governing the financing of our Phase I Deployment, part of our Phase II Deployment and our issuance of the 2010 Note impose certain limitations on us.
The Phase I Credit Agreement governing the financing of our Phase I Deployment restricts the ability of CDF I and its existing and future subsidiaries to, among other things:

•	make certain capital expenditures and investments;
•	incur other indebtedness or liens;
•	engage in a new line of business;
•	sell assets;
•	pay dividends or make distributions to shareholders;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.
One or more of the KBC Agreements governing part of the financing of our Phase II Deployment restrict the ability of Phase 2 B/AIX to, among other things:

•	dispose of or incur other liens on the digital cinema projection systems financed by KBC;
•	engage in a new line of business;
•	sell assets outside the ordinary course of business or on other than arm’s length terms;
•	make payments to majority owned affiliated companies; and
•	consolidate with, or merge with or into other companies.
The agreements governing the 2010 Note restrict the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things:

•	incur other indebtedness or liens;
•	create or acquire subsidiaries which do not guarantee the notes;
•	make certain investments;
•	amend certain agreements;
•	pay dividends; and
•	modify authorized capital.
The agreements governing the financing of other parts of our Phase II Deployment impose certain limitations which may affect our Phase 2 deployment.
The Phase II Credit Agreement governing part of the financing of part of our Phase II Deployment that has not been financed by the KBC Agreements restricts the ability of CDF 2 and its existing and future subsidiaries to, among other things:

•	make certain capital expenditures and investments;
•	incur other indebtedness or liens;
•	engage in a new line of business;
•	sell assets;
•	pay dividends or make distributions to shareholders;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.
The CHG Lease governing part of the financing of part of our Phase II Deployment restricts the ability of CDF2 Holdings to, among other things:

•	incur liens on the digital cinema projection systems financed; and
•	sublease, assign or modify the digital cinema projection systems financed.

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

Based on our current level of operations, we believe our cash flow from operations, subsequent borrowings and Credit

Agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2013.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2012, we had working capital, defined as current assets less current liabilities, of $3.0 million, and cash and cash equivalents, investment securities and restricted cash totaling $33.1 million; we had an accumulated deficit of $221.0 million and, during the fiscal year ended March 31, 2012, we had $39.9 million of net cash provided by operating activities.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase the purchases of Systems for Phase 2 DC’s Phase II Deployment, increase our sales and marketing activities, increase our content distribution rights acquisition activities, enlarge our customer support and professional services and acquire additional businesses.  These efforts may prove to be more expensive than we currently anticipate which could further increase our losses.  We must continue to increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of June 11, 2012, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 36.9% of our outstanding common stock.  In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 136,055 shares of Class A Common Stock and has stock options to purchase 4,500,000 shares of Class A Common Stock. Such options began vesting in thirds starting in December 2011 and will finish in December 2013. If all the options were exercised, Mr. McGurk would own 4,636,055 shares or approximately 8.8% of the then-outstanding Class A Common Stock. Also, Adam Mizel, our Chief Operating Officer and Chief Financial Officer, beneficially owns 1,612,861 shares of Class A Common Stock and has stock options to purchase 950,000 shares of Class A Common Stock.  Of the total stock options, 575,000 will vest in August 2012 and the remaining stock options will vest in fourths continuing in August 2013 and finishing in August 2015.  If all the options were exercised, Mr. Mizel would own 2,562,861 shares or approximately 5.2% of the then-outstanding Class A Common Stock. In addition, Sageview owns warrants to purchase 16,000,000 shares of Class A Common Stock. If such warrants are exercised, Sageview would own approximately 25.0% of the then-outstanding Class A Common Stock.  Sageview is also currently entitled to nominate two members to our board of directors (with such nomination right subject to reduction or elimination under certain circumstances).

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
The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the common stock. The common stock is presently listed on Nasdaq. Although we are not currently in jeopardy of delisting, we cannot assure you that we will meet the criteria for continued listing and our common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the common stock is delisted from Nasdaq, we may face a lengthy process to re-list the common stock, if we are able to re-list the common stock at all, and the liquidity that Nasdaq provides will no longer be available to investors.
If the common stock were to be delisted from Nasdaq, it could, under certain circumstances, be deemed to be a change of control in the Company and, as a result, the holders of the 2010 Note would have the right to require the Company redeem the outstanding principal of the 2010 Note. As a result, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. If we default under the 2010 Note obligations, our lenders could take actions that would restrict our operations.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 52%, 59%, 17%, 21% and 40% of Phase 1 DC’s, Phase 2 DC’s, Software’s, the Services segment’s, and our consolidated revenues, respectively, for the fiscal year ended March 31, 2012.

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

Termination of the MLAs and MLAAs could damage our revenue and profitability.

The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business as are master license administrative agreement (the "MLAAs"). The MLAs each have a term which expires in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems which may require additional capital expenditures.  If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. Additionally, termination of MLAA's could adversely impact our servicing business.

We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.

Over 58% of Phase 1 DC’s Systems and 21% of total systems are under MLA in theatres owned or operated by one large exhibitor.  The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs.  Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres.  If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.  There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

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
We have experienced, and may continue to experience, substantial operating losses, and under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and rules promulgated by the Internal Revenue Service, we may “carry forward” these net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us. If, however, we experience a Section 382 ownership change, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.
To reduce the likelihood of an ownership change, we have established acquisition restrictions in our certificate of incorporation and our board of directors (the “Board”) adopted a tax benefit preservation plan (the “Tax Benefit Preservation Plan”). The Tax Benefit Preservation Plan is designed to protect shareholder value by attempting to protect against a limitation on our ability to use our existing NOLs. The acquisition restrictions in our certificate of incorporation are also intended to restrict certain acquisitions of our common stock to help preserve our ability to utilize our NOLs by avoiding the limitations imposed by Section 382 and the related Treasury regulations. The acquisition restrictions and the Tax Benefit Preservation Plan are generally designed to restrict or deter direct and indirect acquisitions of our common stock if such acquisition would result in a shareholder becoming a “5-percent shareholder” (as defined by Section 382 and the related Treasury regulations) or increase the percentage ownership of Cinedigm stock that is treated as owned by an existing 5-percent shareholder.
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

Our revenues and earnings may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our Systems or technology. Financial markets in the United States and around the world experienced extreme disruption in the second half of 2008 and much of 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy was in a recession. In 2010, the global economy began a gradual recovery from the significant downturn in the second half of 2008 and all of 2009, which continued in 2011 and is expected to continue at a gradual pace in 2012 and 2013. While stabilization appears to have begun, it is a slow process and the global economy remains fragile. However, the financial industry disruption may result in the inability of our studios, exhibitors or other customers to obtain credit to finance operations; a slowdown in global economies which could result in lower consumer demand for films; counterparty failures negatively impacting our interest rate swaps; or increased impairments of our assets. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings. Any of these factors could have a material adverse effect on our business, results of operations and could result in significant additional dilution to shareholders.

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

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2012.

Deployment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Phase 1 DC (1)
Phase 2 DC (1)

Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Software	Auburn Hills, Michigan	Administrative offices	December 2011 (4)	1,203
	Woodland Hills, California	Administrative and technical offices	May 2016 (5)	6,726

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
CEG	Century City, California	Administrative offices	January 2017 (8)	10,623

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Morristown, New Jersey	Executive offices	August 2012	5,237

Assets held for sale and discontinued operations

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (6)	31,120
Data Center (9)	Brooklyn Borough of New York City	IDC facility	January 2016 (7)	30,520
DMS	Chatsworth, California	Administrative offices, technical operations center, and warehouse (2)	July 2012 (3)	13,455

(1)	Employees share office space with Software in Woodland Hills, California.

(2)	Location contains a data center which we use as a dedicated digital content delivery site.

(3)	The Company will no longer be obligated under the terms of the lease in July 2012.

(4)	Lease has an option to renew for up to an additional five years with 180 days prior written notice at 95% of the then prevailing market rental rate.

(5)	Lease commenced in May 2011.

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

(7)	There is no lease renewal provision.

(8)	Sublease commenced April 2012. In addition to CEG, various departments within the Company also occupy space at this location.

(9)
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

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any pending, threatened or contemplated litigation.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the Fiscal Years Ended March 31,
	2012		2011
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$2.49	$1.65	$3.24	$1.26
July 1 – September 30	$2.03	$1.10	$1.94	$1.17
October 1 – December 31	$1.74	$1.03	$1.80	$1.25
January 1 – March 31	$2.20	$1.34	$2.08	$1.35
The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on March 31, 2012 was $1.69 per share.  As of March 31, 2012, there were 120 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and the holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  As of March 31, 2012, there was one holder of our Class B Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”). The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. Prior to September 2010, the Company was prohibited under the terms of the 2010 Note to make such payments. There were $67 of cumulative dividends in arrears on the Preferred Stock at March 31, 2012.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2012.  We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2012	2011	2010	2009	2008
Revenues	$76,557	$58,439	$50,464	$52,096	$47,429
Direct operating (exclusive of depreciation and amortization shown below)	7,042	4,329	5,004	5,960	4,958
Selling, general and administrative	15,717	11,777	9,942	10,589	12,009
Provision for doubtful accounts	459	144	(95)	(110)	291
Research and development	175	256	130	152	146
Restructuring and transition expenses	1,207	1,403	—	—	—
Merger and acquisition costs	604	—	—	—	—
Depreciation and amortization of property and equipment	35,865	31,916	29,834	28,934	24,479
Amortization of intangible assets	294	333	348	612	1,317
Total operating expenses	61,363	50,158	45,163	46,137	43,200
Income from operations	15,194	8,281	5,301	5,959	4,229

Interest income	140	154	312	367	1,401
Interest expense – cash portion	(27,465)	(24,581)	(30,649)	(21,693)	(20,959)
Interest expense – non-cash, includes accretion of note payable discount	(2,434)	(2,410)	(2,934)	(4,745)	(6,995)
Debt refinancing expense	—	—	—	—	(1,122)
Extinguishment of debt	—	(4,448)	10,744	—	—
Loss on investment in non-consolidated entity	(510)	—	—	—	—
Other income (expense), net	912	(433)	(570)	(366)	(2,187)
Change in fair value of warrant liability	—	3,142	2,994	—	—
Change in fair value of interest rate swap	200	(1,326)	(8,463)	(4,529)	—
Net loss from continuing operations	$(13,963)	$(21,621)	$(23,265)	$(25,007)	$(25,633)
Loss from discontinued operations	(5,381)	(8,237)	(6,243)	(12,197)	(10,054)
(Loss) gain on sale of discontinued operations	(3,696)	622	—	$(164)	—
Net loss	$(23,040)	$(29,236)	$(29,508)	$(37,368)	(35,687)
Preferred stock dividends	(356)	(394)	(400)	(50)	—
Net loss attributable to common shareholders	$(23,396)	$(29,630)	$(29,908)	$(37,418)	$(35,687)
Basic and diluted net loss per share from continuing operations	$(0.39)	$(0.71)	$(0.83)	$(0.91)	$(1.00)
Shares used in computing basic and diluted net loss per share (1)	36,259,036	30,794,102	28,624,154	27,476,420	25,576,787

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2012	2011	2010	2009	2008
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$33,071	$22,979	$24,193	$26,584	$29,910
Working capital	$2,957	$13,713	$15,589	$24,400	$43,347
Total assets	$290,137	$307,488	$297,147	$322,397	$377,677
Notes payable, non-recourse	$170,989	$192,554	$173,301	$195,448	$210,879
Total stockholders' (deficit) equity	$(11,473)	$1,787	$11,292	$38,787	$68,008
Other Financial Data (At Period End):
Net cash provided by (used in) operating activities	$39,938	$30,075	$9,948	$505,100	$(443)
Net cash (used in) provided by investing activities	$(17,315)	$(41,067)	$(19,394)	$490,855	$(96,855)
Net cash (used in) provided by financing activities	$(15,528)	$12,646	$2,712	$495,654	$97,577

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

The Company is a digital cinema services, software and content marketing and distribution company supporting and capitalizing on the conversion of the exhibition industry from film to digital technology and the accelerating shift in the home entertainment market to digital and video-on-demand services from physical goods such as DVDs.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its end-to-end digital entertainment content acquisition, marketing and distribution business focused on the distribution of alternative content and independent film in theatrical and ancillary home entertainment markets; and (ii) its operational, analytical and transaction processing software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent film content owners and to theatrical exhibitors.

On April 20, 2012, we acquired New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders. New Video will be integrated into the Company;s Content & Entertainment segment.

During the fiscal year ended March 31, 2012, the Company discontinued and sold the following non-core businesses:

•
In September 2011, the Company completed the sale of its cinema advertising services business, Unique Screen Media ("USM") to a third party, which was previously included in our Content & Entertainment segment; and

•
In November 2011, the Company completed the sale of the majority of assets of its Digital Media Services Division (“DMS”) digital distribution and delivery business, which was previously included in our Services segment, to a third party.

As a consequence, it was determined that the above former businesses met the criteria for classification as discontinued operations during the respective periods and their respective assets and liabilities met the criteria for classification as “assets held for sale” and “liabilities as part of assets held for sale”, respectively. The consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect the adjustments resulting from these changes in classification. Please see Note 3 to the Consolidated Financial Statements for further information.

In addition to the above, the Company has classified certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”), information technology consulting services and managed network monitoring services (“Managed Services”) and hosting services and network access for other web hosting services (“Access Digital Server Assets”), all of which were separate reporting units previously included in our former "Other" segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets to third parties. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party. As a result of the sales, the "Other" segment no longer exists as a reportable segment of the Company.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
CDF2
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $23.4 million and $29.6 million during the fiscal years ended March 31, 2012 and 2011, respectively, and we have an accumulated deficit of $221.0 million as of March 31, 2012. Included in our consolidated net losses were $10.8 million and $9.0 million during the fiscal years ended March 31, 2012 and 2011, respectively, of losses attributed to discontinued operations, asset write-offs related to our assets from discontinued operations, restructuring charges and non-cash loss through our equity investment in CDF2. We also have significant contractual obligations related to our debt for the fiscal year March 31, 2013 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at March 31, 2012, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least March 31, 2013. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Critical Accounting Policies

The following is a discussion of our critical accounting policies.

CONSOLIDATION

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the DMS (the majority of which was sold in November, 2011). All intercompany transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3-5 years
Digital cinema projection systems	10 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-6 years
Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the fiscal years ended March 31, 2012 and 2011, the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets of our continuing operations.

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

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years, except for deployment software which is for ten years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2012 and 2011 amounted to $0.8 million and $0.6 million, respectively.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

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

The Company applies the Financial Accounting Standards Board's ("FASB") guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.
The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we decide to perform a quantitative testing approach, in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

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

As discussed further in Note 2 to our consolidated financial statements, in the fourth quarter of the fiscal year ended March 31, 2012, in conjunction with management's annual testing of goodwill, the Company early adopted new accounting guidance which permits a qualitative assessment of goodwill and performed such assessment for its Software and CEG reporting units.

During the annual testing of goodwill for the fiscal year ended March 31, 2012, management performed the qualitative assessment for its Software and CEG reporting units. The qualitative assessment included the review of changes of the following: recent financial performance, financial forecasts, discount rates, carrying amount, market values of comparable companies, industry conditions, and general economic conditions. Furthermore, management considered the results of the most recent two-step quantitative impairment test completed for a reporting unit (in this instance for the Company's Software and CEG reporting units, as of March 31, 2011). Management concluded that it was more likely than not that the estimated fair value of the Software and CEG reporting unit's equity exceeds the respective carrying value. As such, no further analysis of the Software and CEG reporting units was required and no goodwill impairment was recorded.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
As of March 31, 2011	$—	$—	$4,197	$1,568	$—	$5,765

For the fiscal year ended March 31, 2011, no impairment charge was recorded for goodwill related to the Company's continued operations.

As of March 31, 2012, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks.  For the fiscal years ended March 31, 2012 and 2011, no impairment charge was recorded for intangible assets.

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

Revenues are deferred for up front exhibitor contributions and are recognized over the cost recoupment period, which is a period of ten years.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by CDF2 upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

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

Results of Continuing Operations for the Fiscal Years Ended March 31, 2012 and 2011

Revenues

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$44,561	$43,431	$1,130	3%
Phase II Deployment	13,335	6,481	6,854	106%
Services	17,065	7,399	9,666	131%
Content & Entertainment	1,596	1,128	468	41%
	$76,557	$58,439	$18,118	31%
Revenues increased $18.1 million or 31%.  The $6.9 million increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC's financed Systems installed and ready for content to 1,815 at March 31, 2012 from 785 at March 31, 2011.  The $9.7 million, or 131%, increase in revenues in the Services segment was primarily due to (i) increased Phase 2 DC service fees as 3,414 Phase 2 DC and Exhibitor-Buyer systems were installed during the fiscal year ended March 31, 2012 and a total of 5,609 installed Phase 2 systems were generating service fees; and (ii) a 422% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 systems deployed as well as an increase in license and maintenance fees from other software customers due to the recently announced new business contracts. We expect continued growth in services from (i) continued deployments from our current 812 screen backlog as well as from new exhibitor customer signings as we enter the final 6 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iii) new potential software customers based on our active domestic and international pipeline.

As of March 31, 2012 Cinedigm provides its digital cinema services through both its Phase 2 deployment subsidiary and third party exhibitor-buyer customers to a total of 5,609 Phase 2 DC screens in comparison to 2,195 at March 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase 1 deployment subsidiary as of March 31, 2012. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and will receive fees through the Exhibitor-Buyer Structure and CDF2.

CEG's theatrical release distribution fee revenue increased 41% to $1.6 million due to an increase in its theatrical release schedule of independent films and other events this fiscal year and a continued strong Kidtoons release calendar.  Going forward, the CEG business is expected to expand significantly due to the acquisition of New Video Group, Inc. ("New Video") which was completed on April 20, 2012 in the first quarter of the fiscal year ending March 31, 2013. CEG will continue its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as expand the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blue Ray). CEG will utilize the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. Year to date, CEG has acquired the distribution rights to 2 independent films in its fiscal fourth quarter and 2 additional independent films in April 2012, with the first release scheduled for late June 2012 and future releases expected in our third and fourth quarters during the fiscal year ending March 31, 2013.

Direct Operating Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$545	$361	$184	51%
Phase II Deployment	365	185	180	97%
Services	4,220	2,455	1,765	72%
Content & Entertainment	1,912	1,328	584	44%
	$7,042	$4,329	$2,713	63%
Direct operating expenses increased by 63%, which is tied to our overall revenue increases of 121% in our Services and Content & Entertainment segments, respectively.  The increase in direct operating costs in the Phase I and Phase II Deployment segments was primarily due to increased property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts.  The increase in the Content & Entertainment segment was directly related to additional events and film releases during the fiscal year. We expect direct operating expenses to increase associated with additional revenue growth.

Selling, General and Administrative Expenses

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$221	$35	$186	531%
Phase II Deployment	202	49	153	312%
Services	3,434	2,561	873	34%
Content & Entertainment	1,791	1,319	472	36%
Corporate	10,069	7,813	2,256	29%
	$15,717	$11,777	$3,940	33%
Selling, general and administrative expenses increased $3.9 million or 33% in support of the 121% increase in non-deployment revenues.  The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources to support the expanding digital cinema exhibitor sales efforts as well as additional management, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 36% as we added staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the lag between our restructuring plan and actual plan implementation; (ii) increased professional services fees to assist in the transition of our finance organization as well as to support the marketing of our products and services; and (iii) increased travel and sales costs.  We expect to redeploy restructuring related SG&A savings in the near term into the resources to support our growth plans. Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses for the fiscal year ended March 31, 2012 of $0.6 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012. An additional $1.1 million of merger and acquisition expenses was incurred subsequent to March 31, 2012.

Restructuring and Transition Expenses

During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction and a severance and employee related charge of $0.8 million. During the three months ended March 31, 2012, the Company recorded an additional $0.4 million related to severance and a lease termination. The total expense of $1.2 million for the fiscal year ended March 31, 2012 is reflected as restructuring and transition expenses in the Company's consolidated statements of operations.

During the fiscal year ended March 31, 2011, the Company incurred $1.4 million in transition costs principally associated with the retirement of our former CEO.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$28,553	$28,557	$(4)	—%
Phase II Deployment	6,778	3,170	3,608	114%
Services	158	149	9	6%
Content & Entertainment	8	2	6	300%
Corporate	368	38	330	868%
	$35,865	$31,916	$3,949	12%
Depreciation and amortization expense increased $3.9 million or 12%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended

March 31, 2011.   We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as limited future Phase 2 DC Systems will be added that require consolidation on our balance sheet and we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the consolidated New Video results and additional depreciation and amortization related to our acquisition of content distribution rights.

Interest expense

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$10,134	$9,986	$148	1%
Phase II Deployment	2,466	1,524	942	62%
Corporate	17,299	15,481	1,818	12%
	$29,899	$26,991	$2,908	11%

Interest expense increased $2.9 million or 11%.  The 1% increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.   Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added approximately $14.0 million of additional non-recourse Phase 2 debt during the fiscal year ended March 31, 2012 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase modestly with the growth in deployments during the fiscal year ending March 31, 2013 as the Company does not expect to incur any significant increase in non-recourse indebtedness to fund these deployments. The increase in interest paid and accrued within Corporate related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $9.5 million and $8.9 million for the fiscal years ended March 31, 2012 and 2011, respectively. PIK interest was $7.1 million and $6.5 million for the fiscal years ended March 31, 2012 and 2011, respectively. The remaining amounts for the fiscal years then ended represent the accretion of $2.1 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.3 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps were gains of $0.2 million and $1.1 million for the fiscal years ended March 31, 2012 and 2011, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Change in fair value of warrants

The change in fair value of warrants issued to a designee of Sageview Capital LP (“Sageview”), related to the 2010 Note, was a gain of $3.1 million for the fiscal year ended March 31, 2011.  The resale of the shares underlying these warrants was registered with the SEC in September 2010 and the Company reclassified the warrant liability of $16.1 million to equity.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation, allocated costs attributable to discontinued operations, restructuring and transition expenses, merger and acquisition expenses, allowance for doubtful accounts and certain other items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (See Note 11 Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries.

The Company reported continued improved Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $58.0 million for the fiscal year ended March 31, 2012 in comparison to $45.8 million for the fiscal year ended March 31, 2011. Adjusted EBITDA from non-deployment businesses grew to $5.7 million during the fiscal year ended March 31, 2012 from $0.9 million during the fiscal year ended March 31, 2011. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 and Phase 2 DC revenues are expected to be relatively flat going forward as the remaining growth in service revenues is expected to be through installations the exhibitor-buyer program or systems financed by CDF 2, which the Company does not consolidate into its Consolidated Statements of Operations. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video, the Company expects Adjusted EBITDA performance to continue to improve during fiscal year 2013 relative to prior year results although the Company intends to invest in the growth of its business through the acquisition of content distribution rights and through related marketing related expenditures.

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

The Company believes that Adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss from continuing operations and Adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Management does not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with the Company's consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Fiscal Years Ended March 31,
($ in thousands)	2012	2011
Net loss from continuing operations	$(13,963)	$(21,621)
Add Back:
Amortization of software development	759	636
Depreciation and amortization of property and equipment	35,865	31,916
Amortization of intangible assets	294	333
Interest income	(140)	(154)
Interest expense	29,899	26,991
Loss on extinguishment of note payable	—	4,448
Other (income) expense, net	(912)	433
Loss on investment in non-consolidated entity	510	—
Change in fair value of interest rate swap	(200)	1,326
Change in fair value of warrants	—	(3,142)
Stock-based expenses	1,013	104
Stock-based compensation	1,995	2,159
Allocated costs attributable to discontinued operations	623	830
Restructuring and transition expenses	1,207	1,403
Merger and acquisition expenses	604	—
Provision for doubtful accounts	459	144
Adjusted EBITDA	$58,013	$45,806

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(35,331)	$(31,726)
Amortization of intangible assets	(52)	(46)
Income from operations	(21,110)	(17,401)
Intersegment services fees earned (1)	4,159	4,293
Adjusted EBITDA from non-deployment businesses	$5,679	$926

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

In the fourth quarter of the fiscal year ended March 31, 2012, in conjunction with management's annual testing of goodwill, the Company early adopted the new accounting guidance.

Liquidity and Capital Resources

We have incurred net losses each year since we commenced our operations. Since our inception, we have financed our operations substantially through the private placement of shares of our common and preferred stock, the issuance of promissory notes, our initial public offering and subsequent private and public offerings, notes payable and common stock used to fund various acquisitions.

Our business is primarily driven by the rapidly expanding digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, there are approximately 42,000 domestic (United States and Canada) movie theatre screens and approximately 124,000 screens worldwide.  Approximately 28,000 of the domestic screens are equipped with digital cinema technology, and approximately 9,400 of those screens contain our Systems and software. We anticipate the vast majority of the North American industry's screens to be converted to digital in the next 12 months. We have deployed 3,724 screens in our Phase I Deployment, and are completing our efforts to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008 and currently contractually scheduled to end at September 30, 2012, of which 5,609 Systems have been installed as of March 31, 2012. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets increases our growth opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth opportunities for the Company.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of March 31, 2012, the outstanding principal balance of the KBC Facilities was $52.3 million.

As of March 31, 2012, we had positive working capital, defined as current assets less current liabilities, of $3.0 million and cash and cash equivalents, restricted available-for-sale investments and restricted cash totaling $33.1 million.

Operating activities provided net cash of $39.9 million and $30.1 million for the fiscal years ended March 31, 2012 and 2011, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the primary driver of its operating cash flow is the number of installed digital cinema systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to remain steady or decline as we enter the final stages of the Phase 2 Systems deployment. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, however even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $17.3 million and $41.1 million for the fiscal years ended March 31, 2012 and 2011, respectively. The decrease in net cash used was due to the number of Phase 2 DC Systems purchased compared to the prior year purchases and the net usage of cash related to restricted available-for-sale investments.  We expect cash used in investing activities to decline significantly as we do not expect many additional Phase 2 DC System deployments to be funded by the Company. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $15.5 million for the fiscal year ended March 31, 2012 and provided net cash of $12.6 million for the fiscal year ended March 31, 2011.  The decrease in cash provided was due to the proceeds from the 2010 Term Loans offset by the repayment of the prior Phase 1 DC credit facility and vendor financing note and debt issuance costs resulting from the 2010 Term Loans paid during the fiscal year ended March 31, 2011 offset in part by net proceeds from the sale of common stock in July, 2010.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

The Company expects to deploy Systems in our Phase II Deployment using a combination of non-recourse Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy systems will vary depending on the exhibitors’ preference and the exhibitors’ ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time, though we expect very few additional Phase 2 screens deployed that will be consolidated into the Company's balance sheet as these will be primarily carried out through CDF2.

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

The following table summarizes our significant contractual obligations as of fiscal March 31, 2012:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Long-term recourse debt (1)	$111,446	$—	$111,446	$—	$—
Long-term non-recourse debt (2)	172,162	35,644	68,198	56,429	11,891
Capital lease obligations (3)	5,429	185	531	755	3,958
Debt-related obligations, principal	289,037	35,829	180,175	57,184	15,849
Interest on recourse debt	16,648	6,666	9,982	—	—
Interest on non-recourse debt	22,332	7,784	10,394	3,523	631
Interest on capital leases (3)	6,456	947	1,773	1,549	2,187
Total interest	45,436	15,397	22,149	5,072	2,818
Total debt-related obligations	$334,473	$51,226	$202,324	$62,256	$18,667
Operating lease obligations (4)	$5,242	$1,255	$2,522	$1,465	$—
Obligations to be included in operating expenses	5,242	1,255	2,522	1,465	—
Purchase obligations (5)	2,148	2,148	—	—	—
Total	$7,390	$3,403	$2,522	$1,465	$—
Total non-recourse debt including interest	$194,494	$43,428	$78,592	$59,952	$12,522

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $24.1 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(5)	For additional Phase II Systems to be purchased from Barco with funds from the increase in the non-recourse KBC Facility.

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

Subsequent Events
On April 19, 2012, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with B. Riley & Co., LLC (“B. Riley”) pursuant to which B. Riley agreed to act as underwriter of 3,885,004 shares of the Company’s Class A common stock being offered, and on April 20, 2012, the Company entered into an underwriting agreement (the “Second Underwriting Agreement” and, together with the First Underwriting Agreement, the “Underwriting Agreements”) with B. Riley as Representative of the several underwriters (the “Underwriters”), pursuant to which the Underwriters agreed to act as underwriters of an additional 3,257,853 shares of the Company’s Class A common stock being offered. The securities, consisting of a total of 7,142,857 shares, were offered by the Company pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on April 9, 2012 (File No. 333-179970) and an applicable prospectus supplement (the “Underwritten Offering”). Pursuant to the Underwriting Agreements and subject to the terms and conditions expressed therein (i) the Underwriters offered such securities to the public at the public offering price of $1.40 and (ii) the Company agreed to sell these securities to the Underwriters at a purchase price equal to $1.316 per share, representing a per security discount equal to 6 percent of the public offering price per security, provided that, with respect to the shares sold pursuant to the First Underwriting Agreement, the discount also included an aggregate amount equal to $100,000. At the Underwriters’ discretion, the Underwriters had a 30 day option to buy up to an additional 714,286 shares from the Company at the public offering price less the underwriting discounts and commissions to cover these sales. On April 23, 2012, the Underwriters exercised the entire over-allotment option. The Company also agreed to bear the expenses of the Underwritten Offering. The closing of the Underwritten Offering occurred on April 25, 2012, resulting in net proceeds to the Company of $10.2 million.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. (“New Video”), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met in 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the acquisition of New Video totaled $1.7 million, of which $1.1 million was incurred subsequent to March 31, 2012.

In connection with the purchase of New Video, the Company's consent and control agreement with a bank was terminated, thereby releasing cash proceeds partially used for the New Video Acquisition.

On April 26, 2012, the holder of 25,000 shares of the Company's Class B common stock converted all of the Class B shares into 25,000 Class A common stock shares. Accordingly, the Company no longer has any Class B common stock outstanding.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2. In addition, as discussed further in Note 2 to the Consolidated Financial Statements, the Company holds a 100% equity interest in CDF2 Holdings, LLC, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC, however, the Company is not the primary beneficiary of the VIE.

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

We have audited the accompanying consolidated balance sheets of Cinedigm Digital Cinema Corp. (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
June 15, 2012

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$17,843	$10,748
Restricted available-for-sale investments	9,477	6,480
Accounts receivable, net	24,502	13,103
Deferred costs, current portion	2,228	2,043
Unbilled revenue, current portion	7,510	6,562
Prepaid and other current assets	1,121	962
Note receivable, current portion	498	438
Assets held for sale	214	25,170
Total current assets	63,393	65,506
Restricted cash	5,751	5,751
Security deposits	207	178
Property and equipment, net	200,974	216,562
Intangible assets, net	466	697
Capitalized software costs, net	5,156	3,362
Goodwill	5,765	5,765
Deferred costs, net of current portion	5,080	7,537
Unbilled revenue, net of current portion	617	834
Accounts receivable, long-term	773	—
Note receivable, net of current portion	465	1,296
Investment in non-consolidated entity, net	1,490	—
Total assets	$290,137	$307,488

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	March 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,854	$7,625
Current portion of notes payable, non-recourse	35,644	28,483
Current portion of capital leases	186	13
Current portion of deferred revenue	3,677	3,060
Current portion of customer security deposits	—	48
Liabilities as part of assets held for sale	75	12,564
Total current liabilities	60,436	51,793
Notes payable, non-recourse, net of current portion	135,345	164,071
Notes payable	87,354	78,169
Capital leases, net of current portion	5,244	—
Interest rate swaps	1,771	1,971
Deferred revenue, net of current portion	11,451	9,688
Customer security deposits, net of current portion	9	9
Total liabilities	301,610	305,701
Commitments and contingencies (see Note 8)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2012 and March 31, 2011, respectively. Liquidation preference of $3,698	3,357	3,250
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 37,671,487 and 32,320,287 shares issued and 37,725,126 and 32,268,847 shares outstanding at March 31, 2012 and March 31, 2011, respectively	38	32
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 25,000 shares issued and outstanding, at March 31, 2012 and March 31, 2011, respectively	—	—
Additional paid-in capital	206,348	196,420
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(221,044)	(197,648)
Accumulated other comprehensive loss	—	(95)
Total stockholders’ (deficit) equity	(11,473)	1,787
Total liabilities and stockholders’ (deficit) equity	$290,137	$307,488

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Years Ended March 31,
	2012	2011
Revenues	$76,557	$58,439
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	7,042	4,329
Selling, general and administrative	15,717	11,777
Provision for doubtful accounts	459	144
Research and development	175	256
Restructuring and transition expenses	1,207	1,403
Merger and acquisition expenses	604	—
Depreciation and amortization of property and equipment	35,865	31,916
Amortization of intangible assets	294	333
Total operating expenses	61,363	50,158
Income from operations	15,194	8,281
Interest income	140	154
Interest expense	(29,899)	(26,991)
Loss on extinguishment of debt	—	(4,448)
Loss on investment in non-consolidated entity	(510)	—
Other income (expense), net	912	(433)
Change in fair value of warrant liability	—	3,142
Change in fair value of interest rate swap	200	(1,326)
Net loss from continuing operations	(13,963)	(21,621)
Loss from discontinued operations	(5,381)	(8,237)
(Loss) gain on sale of discontinued operations	(3,696)	622
Net loss	(23,040)	(29,236)
Preferred stock dividends	(356)	(394)
Net loss attributable to common stockholders	$(23,396)	$(29,630)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(0.39)	$(0.71)
Loss from discontinued operations	$(0.26)	$(0.25)
	$(0.65)	$(0.96)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	36,259,036	30,794,102

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(23,040)	$(29,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposal of businesses	3,696	(622)
Depreciation and amortization of property and equipment and amortization of intangible assets	39,028	37,327
Amortization of capitalized software costs	759	636
Impairment of assets	1,192	—
Amortization of debt issuance costs included in interest expense	2,127	2,040
Provision for doubtful accounts	771	581
Stock-based compensation and expenses	3,418	2,265
Change in fair value of interest rate swaps	(200)	1,326
Change in fair value of warrant liability	—	(3,142)
Realized loss on restricted available-for-sale investments	—	87
PIK interest expense added to note payable	7,038	6,502
Loss on extinguishment of note payable	—	4,448
Loss on investment in non-consolidated entity	510	—
Accretion of note payable	2,434	2,410
Changes in operating assets and liabilities:
Accounts receivable	(10,410)	(6,862)
Unbilled revenue	(925)	19
Prepaid expenses and other current assets	(154)	(2,474)
Other assets	663	4,000
Accounts payable and accrued expenses	11,521	1,937
Deferred revenue	1,830	8,784
Other liabilities	(320)	49
Net cash provided by operating activities	39,938	30,075
Cash flows from investing activities:
Net proceeds from disposal of businesses	6,271	—
Purchases of property and equipment	(16,395)	(43,306)
Purchases of intangible assets	(47)	(45)
Additions to capitalized software costs	(2,147)	(572)
Sales/maturities of restricted available-for-sale investments	2,403	6,115
Purchase of restricted available-for-sale investments	(5,400)	(4,676)
Investment in non-consolidated entity	(2,000)	—
Restricted cash	—	1,417
Net cash used in investing activities	(17,315)	(41,067)
Cash flows from financing activities:
Repayment of notes payable	(7,641)	(35,646)
Proceeds from notes payable	15,794	170,775
Repayment of term loans	(30,151)	(155,042)
Proceeds from credit facilities	—	37,601
Payments of debt issuance costs	—	(5,987)
Principal payments on capital leases	(152)	(130)
Net proceeds from issuance of Class A common stock	7,071	1,141
Costs associated with issuance of Class A common stock	(449)	(66)
Net cash (used in) provided by financing activities	(15,528)	12,646
Net change in cash and cash equivalents	7,095	1,654
Cash and cash equivalents at beginning of year	10,748	9,094
Cash and cash equivalents at end of year	$17,843	$10,748

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity	Loss
Balances as of March 31, 2010	8	$3,583	28,104,235	$28	733,811	$1	(51,440)	$(172)	$175,937	$(168,018)	$(67)	$11,292
Other comprehensive loss: Unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)	(28)
Issuance of common stock in connection with the exercise of warrants	—	—	1,048,633	1	—	—	—	—	440	—	—	441
Issuance of common stock in connection with the cashless exercise of warrants	(1)	(441)	700,000	1	—	—	—	—	440	—	—	—
Issuance of common stock in connection with the vesting of restricted stock	—	—	399,898	—	—	—	—	—	—	—	—	—
Issuance of common stock for the services of Directors	—	—	267,068	—	—	—	—	—	—	—	—	—
Issuance of common stock in payment of preferred stock dividends	—	—	476,776	1	—	—	—	—	654	—	—	655
Issuance of common stock for professional services of third parties	—	—	68,028	—	—	—	—	—	104	—	—	104
Issuance of common stock in connection with the issuance of stock purchase agreements	—	—	483,278	—	—	—	—	—	700	—	—	700
Conversion of Class B to Class A	—	—	708,811	1	(708,811)	(1)	—	—	—	—	—	—
Issuance of common stock for payment of bonus	—	—	63,560	—	—	—	—	—	—	—	—	—
Fair value of warrant liability upon the effectiveness of a registration statement	—	—	—	—	—	—	—	—	16,054	—	—	16,054
Accretion of preferred stock dividends	—	108	—	—	—	—	—	—	(108)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(394)	—	(394)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(66)	—	—	(66)
Stock-based compensation	—	—	—	—	—	—	—	—	2,265	—	—	2,265
Net loss	—	—	—	—	—	—	—	—	—	(29,236)	—	(29,236)	(29,236)
Balances as of March 31, 2011	7	$3,250	32,320,287	$32	25,000	$—	(51,440)	$(172)	$196,420	$(197,648)	$(95)	$1,787	$(29,264)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity	Loss
Balances as of March 31, 2011	7	$3,250	32,320,287	$32	25,000	$—	(51,440)	$(172)	$196,420	$(197,648)	(95)	$1,787
Other comprehensive gain: Unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	95	95	95
Issuance of common stock in connection with the exercise of warrants and stock options	—	—	93,628	—	—	—	—	—	129	—	—	129
Issuance of common stock in connection with the vesting of restricted stock	—	—	413,055	1	—	—	—	—	(1)	—	—	—
Issuance of common stock for the services of Directors	—	—	253,202	1	—	—	—	—	426	—	—	427
Issuance of common stock for professional services of third parties	—	—	50,000	—	—	—	—	—	86	—	—	86
Issuance of common stock warrants for professional services of third parties	—	—	—	—	—	—	—	—	500	—	—	500
Issuance of common stock in connection with the payment of bonus	—	—	213,936	—	—	—	—	—	357	—	—	357
Issuance of common stock in connection with a private placement	—	—	4,338,750	4	—	—	—	—	6,938	—	—	6,942
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(449)	—	—	(449)
Stock-based compensation	—	—	—	—	—	—	—	—	2,049	—	—	2,049
Cancellation of common stock shares	—	—	(11,371)	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(356)	—	(356)
Accretion of preferred stock dividends	—	107	—	—	—	—	—	—	(107)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(23,040)	—	(23,040)	(23,040)
Balances as of March 31, 2012	7	$3,357	37,671,487	$38	25,000	$—	(51,440)	$(172)	$206,348	$(221,044)	$—	$(11,473)	$(22,945)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

The Company is a digital cinema services, software and content marketing and distribution company supporting and capitalizing on the conversion of the exhibition industry from film to digital technology and the accelerating shift in the home entertainment market to digital and video-on-demand services from physical goods such as DVDs.  The Company provides a digital cinema platform that combines technology solutions, financial advice and guidance, and software services to content owners and distributors and to movie exhibitors.  Cinedigm leverages this digital cinema platform with a series of business applications that utilize the platform to capitalize on the new business opportunities created by the transformation of movie theatres into networked entertainment centers.  The two main applications provided by Cinedigm include (i) its end-to-end digital entertainment content acquisition, marketing and distribution business focused on the distribution of alternative content and independent film in theatrical and ancillary home entertainment markets; and (ii) its operational, analytical and transaction processing software applications.  Historically, the conversion of an industry from analog to digital has created new revenue and growth opportunities as well as an opening for new players to emerge to capitalize on this technological shift.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent film content owners and to theatrical exhibitors.

On April 20, 2012, we acquired New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (see also Note 17). New Video will be integrated into the Company's Content & Entertainment segment.

During the fiscal year ended March 31, 2012, the Company discontinued and sold the following non-core businesses:

•
In September 2011, the Company completed the sale of its cinema advertising services business, Unique Screen Media ("USM") to a third party, which was previously included in our Content & Entertainment segment; and

•
In November 2011, the Company completed the sale of the majority of assets of its Digital Media Services Division (“DMS”) digital distribution and delivery business, which was previously included in our Services segment, to a third party.

As a consequence, it was determined that the above former businesses met the criteria for classification as discontinued operations during the respective periods and their respective assets and liabilities met the criteria for classification as “assets held for sale” and “liabilities as part of assets held for sale”, respectively. The consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect the adjustments resulting from these changes in classification. Please see Note 3 for further information.

In addition to the above, the Company has classified certain of its businesses as discontinued operations, including the motion picture exhibition to the general public (“Pavilion Theatre”), information technology consulting services and managed network monitoring services (“Managed Services”) and hosting services and network access for other web hosting services (“Access

Digital Server Assets”), all of which were separate reporting units previously included in our former "Other" segment. In August 2010, the Company sold both Managed Services and the Access Digital Server Assets to third parties. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre to a third party. As a result of the sales, the "Other" segment no longer exists as a reportable segment of the Company. Additional information related to the Company's reportable segments can be found in Note 11.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

For the fiscal years ended March 31, 2012 and 2011, the Company incurred net losses of $23,040 and $29,236, respectively. For the fiscal years ended March 31, 2012 and 2011, the Company’s operating activities provided cash of $39,938 and $30,075, respectively. The Company has an accumulated deficit of $221,044 as of March 31, 2012. The Company also has significant contractual obligations related to its recourse and non-recourse debt for fiscal year 2012 and beyond.  Management expects that the Company will continue to generate net losses for the foreseeable future.  Based on the Company’s cash position at March 31, 2012, and expected cash flows from operations as well as additional capital raises, management believes that the Company has the ability to meet its obligations through at least March 31, 2013. The Company has signed commitment letters for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment, and there is no assurance that financing for the Phase II Deployment will be completed as contemplated or under terms acceptable to the Company or its existing stockholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011),  Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group  (“CEG”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). AccessDM and Satellite are together referred to as the DMS (the majority of which was sold in November, 2011). All intercompany transactions and balances have been eliminated in consolidation.

The Company holds a 100% equity interest in CDF2 Holdings, LLC , which wholly owns Cinedigm Digital Funding 2, LLC (together, “CDF2”), which is a variable interest entity (“VIE”) as defined in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation". CDF2 commenced operations on October 18, 2011 and is in business to purchase and deploy digital projection systems to movie theatre auditoriums across the United States (See Note 6). CDF2 has entered into various finance agreements with multiple third parties unrelated to the Company to finance its business and has also entered into a management service agreement (“MSA”) with CDF2 Holdings, LLC, an indirect wholly-owned non-consolidated variable interest entity that is intended to be a special purpose, bankruptcy remote entity for administrative services related to the installation of these digital systems and management of contracts and administrative services for CDF2. ASC 810 requires the consolidation of VIEs by the entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. During the current period, the Company assessed the variable interests in CDF2 and determined that the Company was not the primary beneficiary of CDF2 and is accounting for its investment in CDF2 under the equity method (See Note 6). In completing this assessment, the Company identified the activities that it considers most significant to the economic performance of CDF2 and determined that it does not have the power to direct those activities. Specifically, both the Company and a third party, which also has a variable interest in CDF2 must mutually approve all business activities and transactions that significantly impact CDF2's economic performance. As a result, CDF2 is not consolidated in the Company's results. The Company's maximum exposure to loss as it relates to CDF2 as of March 31, 2012 includes:

•	The investment in the equity of CDF2 of $1,490; and

•	Accounts receivable due from CDF2 for service fees under its MSA of $668.

During the fiscal year ended March 31, 2012, the Company received $458 in aggregate revenues from CDF2, included in revenues on the accompanying consolidated statements of operations.

RECLASSIFICATION

The assets and liabilities of discontinued operations have been reported as assets and liabilities held for sale for all periods presented.  The consolidated balance sheet as of March 31, 2011 and consolidated statement of operations for the fiscal year ended March 31, 2011 were reclassified to conform to the current period presentation for all discontinued operations. Certain other March 31, 2011 amounts have been reclassified to conform to the March 31, 2012 presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, assessment of goodwill impairment and valuation reserve for income taxes, among others. Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $257 and $73 as of March 31, 2012 and 2011, respectively.

Accounts receivable, long-term result from up-front activation fees with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with the $75,000 Senior Secured Note issued in August 2009 (See Note 7), the Company was required to segregate a portion of the proceeds into marketable securities, which was used to pay interest over the first two years and segregate a portion of proceeds from sales activities into restricted use marketable securities.  The Company classified these marketable securities as restricted available-for-sale investments and fully utilized these marketable securities to pay interest in September 2011. This segregated account has since been discontinued.

In connection with $172,500 of term loans issued in May 2010 (See Note 7), the sale of USM in September 2011 and the sale of the majority of assets of DMS in November 2011 (See Note 3), the Company segregated $9,477 of the combined proceeds received in the transactions into an account to be used with the approval of the 2010 Noteholder either (i) to support an acquisition by the Company; or (ii) to repay the 2010 Note. These funds were released from restricted available-for-sale investments and used to finance a portion of the cost of the acquisition of New Video Group, Inc. in April 2012 (See Note 17).

Restricted available-for-sale investment securities with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. These investments are recorded at fair value. As of March 31, 2012, there were no long-term restricted available-for-sale investments.

The changes in the value of these investments are recorded in other comprehensive gain/loss in the consolidated statements of Stockholders' (Deficit) Equity and Comprehensive Loss.  During the fiscal year ended March 31, 2012, other comprehensive gain was $95. During the fiscal year ended March 31, 2011, other comprehensive loss was $28. Realized gains and losses are recorded in the consolidated statements of operations when securities mature or are redeemed.  During the fiscal years ended March 31, 2012 and 2011, the Company recognized realized losses of $92 and $87, respectively.

The carrying value and fair value of restricted available-for-sale investments were as follows:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalent funds, money markets	$9,477	$—	$—	$9,477
	$9,477	$—	$—	$9,477

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$710	$—	$(42)	$668
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,270	—	(51)	1,219
Cash equivalent funds, primarily money markets	4,545	—	—	4,545
Other interest bearing securities	50	—	(2)	48
	$6,575	$—	$(95)	$6,480

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (See Note 7), the Company maintains cash restricted for repaying interest on the Term Loans, as follows:

	As of March 31, 2012	As of March 31, 2011
Reserve account related to the 2010 Term Loans (See Note 7)	$5,751	$5,751

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3-5 years
Digital cinema projection systems	10 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-6 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the consolidated statements of operations.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value.  In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity (deficit)) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps were recorded in the consolidated statements of operations (See Note 7).

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

 The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,843	$—	$—	$17,843
Restricted available-for-sale investments	9,477	—	—	9,477
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,771)	—	(1,771)
	$33,071	$(1,771)	$—	$31,300

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,748	$—	$—	$10,748
Restricted available-for-sale investments	5,761	51	—	5,812
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,971)	—	(1,971)
	$22,260	$(1,920)	$—	$20,340

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2012, the estimated fair value of the Company’s fixed rate debt was $106,246 compared to a carrying amount of $93,549.  At March 31, 2012 the estimated fair value of the Company’s variable rate debt was $170,420, compared to a carrying amount of $170,990.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the fiscal years ended March 31, 2012 and 2011, no impairment charge from continuing operations for long-lived assets was recorded.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

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

The Company applies the Financial Accounting Standards Board's ("FASB") guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.
The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we decide to perform a quantitative testing approach, in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value (“impairment indicators”). This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

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

In the fourth quarter of the fiscal year ended March 31, 2012, in conjunction with management's annual testing of goodwill, the Company early adopted new accounting guidance which permits a qualitative assessment of goodwill and performed such assessment for its Software and CEG reporting units.

During the annual testing of goodwill for the fiscal year ended March 31, 2012, management performed the qualitative assessment for its Software and CEG reporting units. The qualitative assessment included the review of changes of the following: recent financial performance, financial forecasts, discount rates, carrying amount, market values of comparable companies, industry conditions, and general economic conditions. Furthermore, management considered the results of the most recent two-step quantitative impairment test completed for a reporting unit (in this instance for the Company's Software and CEG reporting units, as of March 31, 2011). Management concluded that it was more likely than not that the estimated fair value of the Software and CEG reporting unit's equity exceeds the respective carrying value. As such, no further analysis of the Software and CEG reporting units was required and no goodwill impairment was recorded.

Information related to the goodwill allocated to the Company’s continuing operations is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
As of March 31, 2011	$—	$—	$4,197	$1,568	$—	$5,765

For the fiscal year ended March 31, 2011, no impairment charge was recorded for goodwill related to the Company's continued operations.

As of March 31, 2012, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, trade names and trademarks.  For the fiscal years ended March 31, 2012 and 2011, no impairment charge was recorded for intangible assets.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Internal Use Software

The Company accounts for internal use software development costs based on three distinct stages.  The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives.  The second stage, or the program instruction phase, includes the development of the detailed functional specifications, coding and testing.  The final stage, the implementation stage, includes the activities associated with placing a software project into service.  All activities included within the preliminary project stage are considered research and development and expensed as incurred.  During the program instruction phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized, Capitalized costs are amortized when the software is ready for its intended use on a straight-line basis over three to five years.

Software to be Sold, Licensed or Otherwise Marketed

Software development costs that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives ranging from three to five years, except for deployment software which is for ten years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis.  Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2012 and 2011 amounted to $759 and $636, respectively.

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

Revenues are deferred for up front exhibitor contributions and are recognized over the cost recoupment period, which is a period of ten years.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by CDF2 upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2012 and 2011, the Company recorded advertising costs of $873 and $711, respectively.

STOCK-BASED COMPENSATION

For the fiscal years ended March 31, 2012 and 2011, the Company recorded stock-based compensation from continuing operations expense of $1,995 and $2,159, respectively.

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2012 and 2011 was $1.77 and $1.45, respectively.  There were no stock options exercised during the fiscal years ended March 31, 2012 and 2011.

In December 2010, the Company hired a new CEO and issued options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche began vesting in December 2011 and will finish in

December 2013 and all of the options have a term of ten (10) years. These options were issued outside of the Company’s equity incentive plan as an inducement for entering into employment with the Company. The weighted-average grant-date fair value of these options granted was $0.81.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	As of March 31,
Assumptions for Option Grants	2012	2011
Range of risk-free interest rates	0.8 – 2.2%	1.4% – 2.3%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	76.3% – 78.1%	77.8% – 78.8%

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

Employee stock-based compensation expense, including results of from discontinued operations, related to the Company’s stock-based awards was as follows:

	For the Fiscal Years Ended March 31,
	2012	2011
Direct operating	$58	$54
Selling, general and administrative	1,875	2,161
Research and development	116	50
	$2,049	$2,265

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

The Company recognizes a tax benefit from uncertain positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents.  The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  At March 31, 2012 and 2011, the Company did not recognize any tax benefits from uncertain tax positions.

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the fiscal years ended March 31, 2012 and 2011 and, therefore, the impact of dilutive potential common shares from outstanding stock options, warrants, restricted stock, and restricted stock units, totaling 20,372,988 shares and 23,845,571 shares as of March 31, 2012 and 2011, respectively, were excluded from the computation as it would be anti-dilutive.

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

In the fourth quarter of the fiscal year ended March 31, 2012, in conjunction with management's annual testing of goodwill, the Company early adopted the new accounting guidance.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

USM had contracts with exhibitors to display pre-show advertisements on their screens, in exchange for certain fees paid to the exhibitors. USM then contracted with businesses of various types to place their advertisements in select theatre locations, designed the advertisement, and placed it on-screen for specific periods of time, generally ranging from three to twelve months.  The Company determined that this business did not meet its strategic plan and sold USM in September 2011 for $6,000, before transaction expenses of $226, and recognized a gain on the sale of $846 for the fiscal year ended March 31, 2012. USM was formerly part of the Content & Entertainment segment.

In November 2011, pursuant to an asset purchase agreement, the Company sold to a third party the majority of assets of Cinedigm's physical and electronic distribution business and trailer distribution business for $1,000 before transaction expenses of $277, and recognized a loss on the sale of $4,606 for the fiscal year ended March 31, 2012. Concurrently on completion of this transaction, the Company classified $200 of net assets of its non-theatrical DMS business which were not sold as part of this transaction as held for sale and classified these assets as discontinued operations which the Company intends to sell within the next twelve months. These DMS non-theatrical assets were written down in value by $800 during the fiscal year ended March 31, 2012. DMS was formerly part of the Services segment.

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

In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre for $150 and from that point forward, it will not be operated by the Company. Based on the final sales price, the Company recognized a long-lived asset impairment charge of $730 in the fourth quarter of the fiscal year ended March 31, 2011. In addition, the Company recognized a gain on disposal of $64.

In addition, assets held for sale and discontinued operations includes Managed Services and Access Digital Server Assets. In August 2010, the Company sold the stock of Managed Services and the Access Digital Server Assets in exchange for $268 in cash and $1,150 in a note receivable under a 46-month service agreement (the "Managed Services Agreement"). The note receivable will be repaid through service credits pursuant to the Managed Services Agreement under which the buyer will continue to perform certain information technology related services for the Company. The Access Digital Server Assets currently host the Company's websites, and provide networking and other information technology services to the Company. If there is an event of default by the buyer or if the Managed Services Agreement is terminated pursuant to its terms, the buyer would be required to pay all of the then outstanding (unused) service credits in cash, with immediate acceleration. The results of the Other segment have been reported in discontinued operation for the fiscal year ended March 31, 2011.

The assets and liabilities held for sale were comprised of the following:

	As of March 31,
	2012	2011
Accounts receivable, net and notes receivable	$14	$6,759
Prepaid expenses and other current assets	—	529
Other assets	—	954
Capitalized software costs, net	—	405
Property and equipment, net	200	12,237
Goodwill and intangible assets, net	—	4,286
Assets held for sale	$214	$25,170
Accounts payable and accrued expenses	$75	$3,165
Notes payable	—	142
Capital leases	—	5,625
Deferred revenue and other	—	3,632
Liabilities as part of assets held for sale	$75	$12,564

At March 31, 2012, the assets and liabilities held for sale are comprised entirely of the assets and liabilities of DMS.

Certain assets and liabilities of the Pavilion Theatre were sold in May 2011. The Company has remained the primary obligator on the Pavilion capital lease and therefore, the capital lease obligation and related assets under the capital lease will remain with the Company.

The results of the Pavilion Theatre, USM, DMS, Managed Services and the Access Digital Server Assets have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Fiscal Years Ended March 31,
	2012	2011
Revenues	$11,484	$26,737
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	8,187	18,384
Selling, general and administrative	4,494	7,181
Provision for doubtful accounts	312	483
Research and development	6	34
Depreciation of property and equipment	1,957	2,570
Loss on disposal of assets	—	120
Amortization of intangible assets	912	2,558
Impairment of long-lived assets	800	730
Impairment of goodwill	—	1,763
Total operating expenses	16,668	33,823
Loss from operations	(5,184)	(7,086)
Interest expense	(185)	(1,036)
Other expense, net	(12)	(115)
Loss from discontinued operations	$(5,381)	$(8,237)

Note: Included in total operating expenses from discontinued operations for the fiscal years ended March 31, 2012 and 2011 was employee stock-based compensation expense of $54 and $106, respectively.

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following

	As of March 31,
	2012	2011
Trade receivables	$24,759	$13,176
Allowance for doubtful accounts	(257)	(73)
Total accounts receivable, net	$24,502	$13,103

PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	As of March 31,
	2012	2011
Leasehold improvements	$533	$418
Computer equipment and software	7,754	1,541
Digital cinema projection systems	355,664	339,650
Machinery and equipment	191	51
Furniture and fixtures	342	317
	364,484	341,977
Less - accumulated depreciation and amortization	(163,510)	(125,415)
Total property and equipment, net	$200,974	$216,562

For the fiscal years ended March 31, 2012 and 2011, total depreciation and amortization of property and equipment amounted to $35,865 and $31,916, respectively.  For the fiscal years ended March 31, 2012 and 2011, the amortization of the Company’s capital leases, and included in depreciation and amortization of property and equipment, amounted to $342 and $12, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$136	$(79)	$57	3
Corporate trade names	279	(260)	19	2-10
Customer relationships and contracts	1,608	(1,608)	—	3-5
Theatre relationships	550	(160)	390	10-12
Covenants not to compete	1,839	(1,839)	—	3-5
	$4,412	$(3,946)	$466

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$72	$(58)	$14	3
Corporate trade names	279	(224)	55	2-10
Customer relationships and contracts	1,608	(1,443)	165	3-5
Theatre relationships	550	(125)	425	10-12
Covenants not to compete	1,839	(1,801)	38	3-5
	$4,348	$(3,651)	$697

For the fiscal years ended March 31, 2012 and 2011, amortization expense amounted to $294 and $333, respectively.  The Company did not record any impairment of intangible assets during the fiscal years ended March 31, 2012 and 2011.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2013	$106
2014	$85
2015	$54
2016	$54
2017	$54

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2012	2011
Capitalized software	$10,573	$7,800
Less - accumulated amortization	(5,417)	(4,438)
Total capitalized software costs, net	$5,156	$3,362

For the years ended March 31, 2012 and 2011, amortization of capitalized software costs, which is included in direct operating costs, amounted to $759 and $636, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2012	2011
Accounts payable	$15,658	$4,877
Accrued compensation and benefits	2,244	1,342
Accrued taxes payable	170	167
Interest payable	317	82
Accrued restructuring and transition expenses	953	—
Accrued other expenses	1,512	1,157
Total accounts payable and accrued expenses	$20,854	$7,625

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2012		As of March 31, 2011
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Install Notes	$170	$465	$107	$608
Managed Services Note	298	—	331	688
Other	30	—	—	—
	$498	$465	$438	$1,296

In connection with Phase 1 DC’s Phase I Deployment, the Company agreed to provide financing to certain motion picture exhibitors upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). One of the 8% notes was subsequently paid off. Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively.  As of March 31, 2012 and 2011, the outstanding balance of the Exhibitor Install Notes was $635 and $715, respectively.

In August 2010, in connection with the sale of Managed Services and the Access Digital Server Assets the Company entered into a $1,150 note receivable (the "Managed Services Note") as part of the purchase price. The Managed Services Note is being repaid through service credits applied against the Managed Services Note under the Managed Services Agreement. As of March 31, 2012 and 2011, the outstanding balance of the Managed Services Note was $298 and $1,019, respectively.

6. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in CDF2 Holdings, LLC

During the fiscal quarter ended December 31, 2011, the Company made a $2,000 equity investment in CDF2 Holdings, LLC, which was formed and financed by third party debt and an equipment lease investor, along with both movie theatre exhibitors and digital equipment suppliers, to fund the purchase by and deployment of digital projection systems to movie theatre exhibitors. CDF2 Holdings, LLC (“Holdings”) and its wholly owned subsidiary, Cinedigm Digital Funding 2, LLC (“Funding” and, together with Holdings, “CDF2”) have entered into various financing agreements for commitments of up to approximately $125,000 to purchase and deploy up to 2,300 digital projection systems to movie theatre auditoriums across the United States. CDF2, together with Access Digital Cinema Phase 2, Corp. ("ADCP 2"), a wholly-owned subsidiary of Cinedigm and the direct parent of Holdings, has also entered into contracts with film studio distributors for payment of virtual print fees and alternative content fees for digital content shown on these digital projection systems as well as a management services agreement with the Company for administrative services related to the installation and management of the contracts related to these digital projection systems and digital deployment agreements over a 10 year period commencing as of October 18, 2011. ADCP 2 has pledged all of the outstanding membership interests of Holdings, and Holdings has pledged all of the outstanding membership interests of Funding and has granted a security interest in all of its equipment, inventory and general intangibles, and Funding has pledged all of its assets to Société Générale, New York Branch, as collateral agent, in support of certain of the financing agreements.

While the Company indirectly owns 100% of the common equity of CDF2, which is a VIE, it has determined that it is not the primary beneficiary of CDF2 in accordance with ASC Topic 810, and it is accounting for its investment in CDF2 under the equity method of accounting (see Note 2). The Company's net investment in CDF2 is reflected as “Investment in non-consolidated entity, net" in the accompanying consolidated balance sheets.

The changes in the carrying amount of our investment in CDF2 for the fiscal year ended March 31, 2012 are as follows:

Balance as of March 31, 2011	$—
Equity contributions	2,000
Equity in loss of CDF2	(510)
Balance at March 31, 2012	$1,490

7.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2012		As of March 31, 2011
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans, net of debt discount	$24,151	$93,399	$24,151	$123,262
KBC Facilities	11,339	40,929	4,191	39,705
P2 Vendor Note	94	623	72	649
P2 Exhibitor Notes	60	394	69	455
Total non-recourse notes payable	$35,644	$135,345	$28,483	$164,071

2010 Note, net of debt discount	$—	$87,354	$—	$78,169
Total recourse notes payable	$—	$87,354	$—	$78,169
Total notes payable	$35,644	$222,699	$28,483	$242,240

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

In August 2009, the Company entered into a securities purchase agreement (the “Sageview Purchase Agreement”) with an affiliate of Sageview Capital LP (“Sageview” or the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The 2009 Note was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The balance of the 2010 Note, net of the discount associated with the issuance of the Sageview Warrants and the interest of 8% per annum on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”), was as follows:

	As of March 31,
	2012	2011
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(5,066)	(7,213)
PIK Interest	17,420	10,382
2010 Note, net	$87,354	$78,169
Less current portion	—	—
Total long term portion	$87,354	$78,169

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

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch

(“SocGen”), as co-administrative agent and paying agent for the lenders party thereto and certain other secured parties, and General Electric Capital Corporation (“GECC”), as co-administrative agent and collateral agent (the “Collateral Agent”).  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to the GE Credit Facility and the Vendor Note, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities, which totaled $8,447 and $7,492 as of March 31, 2012 and 2011, respectively.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of March 31, 2012 and 2011.

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

	As of March 31, 2012	As of March 31, 2011
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(53,777)	(23,626)
Discount on 2010 Term Loans	(1,173)	(1,461)
2010 Term Loans, net	117,550	147,413
Less current portion	(24,151)	(24,151)
Total long term portion	$93,399	$123,262

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

In April 2008, Phase 1 DC executed an Interest Rate Swap, otherwise known as an “arranged hedge transaction” or "synthetic fixed rate financing" with a counterparty for a notional amount of approximately 90% of the amounts outstanding under the GE Credit Facility or an initial amount of $180,000. Under the Interest Rate Swap, Phase 1 DC will effectively pay a fixed rate of 7.3%, to guard against Phase 1 DC’s exposure to increases in the variable interest rate under the GE Credit Facility. GE Corporate Financial Services arranged the transaction, which took effect commencing August 1, 2008 as required by the GE Credit Facility and will remain in effect until August 2010.  As principal repayments of the GE Credit Facility occur, the notional amount will decrease by a pro rata amount, such that approximately 90% of the remaining principal amount will be covered by the Interest Rate Swap at any time.   In May 2010, the Interest Rate Swap was settled in cash with the counter party for $888 from the proceeds of the 2010 Term Loans discussed above.

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the fiscal year ended March 31, 2012, there was no amount drawn down on the KBC Facility #1. As of March 31, 2012 and 2011, the outstanding principal balance of the KBC Facility #1 was $3,059 and $7,298, respectively.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the fiscal year ended March 31, 2012, $1,285 has been drawn down on the KBC Facility #2. As of March 31, 2012 and 2011, the outstanding principal balance of the KBC Facility #2 was $2,347 and $1,475, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the fiscal year ended March 31, 2012, there was no amount drawn down on the KBC Facility #3. As of March 31, 2012 and 2011, the outstanding principal balance of the KBC Facility #3 was $20,221 and $21,811, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the fiscal year ended March 31, 2012, there was no amount drawn down on the KBC Facility #4. As of March 31, 2012 and 2011, the outstanding principal balance of the KBC Facility #4 was $12,361 and $13,312, respectively.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. As of and for the fiscal year ending March 31, 2012, the outstanding principal balance and total draw down amount was $11,425.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the fiscal year ended March 31, 2012, $3,084 has been drawn down on the KBC Facility #6 and the outstanding principal balance was $2,855.

At March 31, 2012, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable, excluding debt discounts, are scheduled to be as follows:

For the fiscal years ending March 31,
2013	$35,644
2014	33,237
2015	146,407
2016	36,697
2017	19,732
Thereafter	11,891
$283,608

The amount for fiscal 2015 includes $36,446 of PIK Interest on the 2010 Note, of which $19,206 is to be accrued as additional principal from April 2012 through August 2014.

8.	STOCKHOLDERS’ EQUITY

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

On August 10, 2009, the Board declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of the Company’s Class A Common Stock and each outstanding share of the Company’s Class B Common Stock, (the "Class B Common Stock," and together with the Class A Common Stock, the "Common Stock") under the terms of the Tax Preservation Plan.  The dividend is payable to the stockholders of record as of the close of business on August 10, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, par value $0.001 per share, (the "Preferred B Stock") at a price of $6.00, subject to adjustment.  The Rights are not exercisable, and would only become exercisable when any person or group has acquired, subject to certain conditions, beneficial ownership of 4.99% or more of the Company’s outstanding shares of Class A Common Stock.  Through March 31, 2012, the Company had not record the dividends as no unpermitted 4.99% or more change in the beneficial ownership of the Company’s outstanding shares of Class A Common Stock had occurred.

CAPITAL STOCK

COMMON STOCK

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

During the fiscal year ended March 31, 2012, the Company issued 50,000 shares of Class A Common Stock, with an aggregate value of $86, to independent third parties for strategic management services related to CEG. In addition to the 50,000 shares of Class A Common Stock, the Company issued its strategic management service provider warrants with an exercise price of $1.72 per share to purchase up to 525,000 shares of its Class A Common Stock that vest over 15 months.

PREFERRED STOCK

Cumulative dividends in arrears on the Preferred Stock at March 31, 2012 and 2011 was $67 and $139, respectively.

CINEDIGM’S EQUITY INCENTIVE PLAN

At March 31, 2012, the Company’s equity incentive plan (“the Plan”) provided for the issuance of up to 7,000,000 shares of Class A Common Stock to employees, outside directors and consultants. On April 20, 2012 the number of shares authorized for issuance under the Plan was reduced to 6,300,000.

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

During the fiscal year ended March 31, 2012, under the Plan, the Company granted stock options to purchase 2,155,500 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.15 to $3.00 per share, which will vest equally over a three year period.  As of March 31, 2012, the weighted average exercise price for outstanding stock options is $2.27 and the weighted average remaining contractual life is 7.5 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2010	3,910,372	$4.11
Granted	257,964	1.45
Exercised	—	—
Cancelled	(1,553,349)	5.34
Balance at March 31, 2011	2,614,987	3.12
Granted	2,155,500	1.77
Exercised	(93,628)	1.37
Cancelled	(986,069)	3.50
Balance at March 31, 2012	3,690,790	2.27

An analysis of all options outstanding under the Plan as of March 31, 2012 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.63 - $1.15	5,000	9.52	$1.15	$2,700
$1.36 - $2.19	2,891,540	7.97	1.47	673,529
$2.23 - $3.60	397,250	8.24	2.98	—
$4.81 - $7.55	284,500	3.53	5.82	—
$7.60 - $13.52	112,500	4.10	11.33	—
	3,690,790	7.54	2.27	$676,229

An analysis of all options exercisable under the Plan as of March 31, 2012 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,035,862	4.01	$3.80	$164,098

As of March 31, 2012, unamortized stock-based compensation relating to options outstanding totaled $1,700, which will be expensed over the next 3.1 years.

In December 2010, the Company issued the new CEO options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche began vesting in December 2011 and will finish in December 2013 and all of the options have a term of ten (10) years. These options were issued outside of the Plan as an inducement to entering into employment with the Company. For the fiscal years ended March 31, 2012 and 2011, the Company recorded $1,213 and $315 of stock-based compensation expense relating to these options, respectively.

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the fiscal year ended March 31, 2012, the Company did not grant restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2010	1,065,674	$1.83
Granted	153,843	1.40
Vested	(399,898)	0.94
Cancelled	(89,035)	1.44
Balance at March 31, 2011	730,584	1.40
Granted	—	—
Vested	(453,968)	1.54
Cancelled	(119,418)	1.17
Balance at March 31, 2012	157,198	1.18

There were 157,198 restricted stock units granted which have not vested as of March 31, 2012.  The Company may pay such restricted stock units upon vesting in cash or shares of Class A Common Stock or a combination thereof at the Company’s discretion.

For the fiscal years ended March 31, 2012 and 2011, the Company recorded $120 and $559, respectively, of stock-based compensation expense from continuing operations relating to restricted stock awards.  As of March 31, 2012, unamortized stock-based compensation relating to restricted stock awards outstanding totaled $61, which will be expensed over the next 1.0 years.

WARRANTS

At March 31, 2012, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the warrant and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants for the purchase of 525,000 shares of Class A common stock vest over 18 months commencing in July 2011 and are subject to termination with 90 days notice in the event of termination of the consulting management services agreement.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with various motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2012, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of March 31, 2012, the Company has purchased Systems under this agreement for an accumulated total of $59,927 and has additional purchase obligations for approximately $2,148.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

LEASES

As of March 31, 2012, the Company has outstanding capital lease obligations from continuing operations of $5,430. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and entered into a separate sublease agreement with the third party to sublet the Pavilion Theatre.

The Company’s outstanding capital lease obligations are in the following principal amounts:

		As of March 31,
Entity	Purpose of capital lease	2012	2011
Corporate	Pavilion Theatre	$5,430	$—
Phase 2 DC	Computer equipment	—	13
		$5,430	$13

As of March 31, 2012, minimum future capital lease payments (including interest) totaled $11,884, are due as follows:

For the fiscal years ending March 31,
2013	$1,132
2014	1,152
2015	1,152
2016	1,152
2017	1,152
Thereafter	6,144
11,884
Less: amount representing interest	(6,454)
Outstanding capital lease obligation	$5,430

The corresponding asset included in property and equipment, net for the Pavilion Theatre was $3,561 as of March 31, 2012.

Amortization expense on assets under capitalized lease agreements was $342 and $12 for the fiscal years ended March 31, 2012 and 2011 respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2012, obligations under non-cancelable operating leases totaled $5,242 and are due as follows:

For the fiscal years ending March 31,
2013	$1,255
2014	1,253
2015	1,269
2016	1,142
2017	323
$5,242

Total rent expense was $704 and $557 for the fiscal years ended March 31, 2012 and 2011, respectively.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	As of March 31,
	2012	2011
Cash interest paid	$20,188	$24,338
Assets acquired under capital leases	$—	$27
Accretion of preferred stock discount	$107	$108
Accrued dividends on preferred stock	$(356)	$(394)
Issuance of Class A Common Stock as payment of dividends on preferred stock	$—	$655
Issuance of Class A Common Stock and warrants for professional services of third parties	$586	$104
Cashless exercise of Preferred Warrants	$—	$441
Issuance of Class A Common Stock to Board of Directors for services	$426	$390
Issuance of Class A Common Stock as bonus	$357	$113

11.	SEGMENT INFORMATION

The Company is now comprised of four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment. Our former Other segment has been reclassified as discontinued operations (see Note 1 and Note 3).  The segments were determined based on the products and services provided by each segment and how management reviews and makes decisions regarding segment operations. Performance of the segments is evaluated on the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.  As a result of the change in the Company’s reportable segments during the year ended March 31, 2012, the Company has restated the segment information for the prior periods.  All segment information has been restated to reflect the changes described above for all periods presented.

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

Software	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP Service, and provides software enhancements and consulting services.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
CEG	Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$390	$13	$46	$17	$—	$466
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$166,020	$84,394	$15,364	$2,284	$21,861	$289,923
Assets held for sale						214
Total assets						$290,137

Notes payable, non-recourse	$117,550	$53,439	$—	$—	$—	$170,989
Notes payable	—	—	—	—	87,354	87,354
Capital leases	—	—	—	—	5,430	5,430
Total debt	$117,550	$53,439	$—	$—	$92,784	$263,773

	As of March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$434	$—	$38	$224	$1	$697
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$193,318	$59,704	$12,896	$2,699	$13,701	$282,318
Assets held for sale						25,170
Total assets						$307,488

Notes payable, non-recourse	$147,413	$45,141	$—	$—	$—	$192,554
Notes payable	—	—	—	—	78,169	78,169
Capital leases	—	—	—	—	13	13
Total debt	$147,413	$45,141	$—	$—	$78,182	$270,736

	Capital Expenditures
	For the Fiscal Years Ended March 31,
	Phase I	Phase II	Services	Content & Entertainment	Corporate[1]	Consolidated
2012	$—	$16,000	$218	$40	$137	$16,395
2011	$—	$42,411	$758	$136	$1	$43,306
(1) All capital expenditures during the fiscal year ended March 31, 2012 pertained to discontinued operations.

	Statements of Operations
	For the Three Months Ended March 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,702	$3,458	$3,391	$144	$—	$17,695
Intersegment revenues (1)	7	—	1,652	1	—	1,660
Total segment revenues	10,709	3,458	5,043	145	—	19,355
Less: Intersegment revenues	(7)	—	(1,652)	(1)	—	(1,660)
Total consolidated revenues	$10,702	$3,458	$3,391	$144	$—	$17,695
Direct operating (exclusive of depreciation and amortization shown below) (2)	79	109	1,217	243	—	1,648
Selling, general and administrative	22	68	1,014	401	2,428	3,933
Plus: Allocation of Corporate overhead	—	—	1,090	(59)	(1,031)	—
Research and development	—	—	13	—	—	13
Provision for doubtful accounts	56	28	—	—	375	459
Restructuring and transition expenses	—	—	—	—	375	375
Merger and acquisition expenses	—	—	—	—	604	604
Depreciation and amortization of property and equipment	7,137	1,864	37	4	104	9,146
Amortization of intangible assets	12	1	4	23	1	41
Total operating expenses	7,306	2,070	3,375	612	2,856	16,219
Income (loss) from operations	$3,396	$1,388	$16	$(468)	$(2,856)	$1,476

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $265 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$15	$(2)	$—	$13
Selling, general and administrative	—	—	84	13	433	530
Research and development	—	—	(27)	—	—	(27)
Total stock-based compensation	$—	$—	$72	$11	$433	$516

	Statements of Operations
	For the Three Months Ended March 31, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,355	$2,427	$3,126	$453	$—	$15,361
Intersegment revenues (1)	2	—	804	(10)	—	796
Total segment revenues	9,357	2,427	3,930	443	—	16,157
Less: Intersegment revenues	(2)	—	(804)	10	—	(796)
Total consolidated revenues	$9,355	$2,427	$3,126	$453	$—	$15,361
Direct operating (exclusive of depreciation and amortization shown below) (2)	123	118	627	424	—	1,292
Selling, general and administrative	9	15	907	333	1,847	3,111
Plus: Allocation of Corporate overhead	—	—	1,132	86	(1,218)	—
Provision for doubtful accounts	(1)	—	2	1	—	2
Research and development	—	—	41	—	—	41
Restructuring and transition expenses	—	—	—	—	177	177
Depreciation and amortization of property and equipment	7,140	1,450	18	1	8	8,617
Amortization of intangible assets	11	—	4	68	—	83
Total operating expenses	7,282	1,583	2,731	913	814	13,323
Income (loss) from operations	$2,073	$844	$395	$(460)	$(814)	$2,038

(1) Included in intersegment revenues of the Services segment is $733 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $65 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$5	$1	$—	$6
Selling, general and administrative	—	—	46	7	510	563
Research and development	—	—	11	—	—	11
Total stock-based compensation	$—	$—	$62	$8	$510	$580

	Statements of Operations
	For the Fiscal Year Ended March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$44,561	$13,335	$17,065	$1,596	$—	$76,557
Intersegment revenues (1)	7	—	4,975	132	—	5,114
Total segment revenues	44,568	13,335	22,040	1,728	—	81,671
Less: Intersegment revenues	(7)	—	(4,975)	(132)	—	(5,114)
Total consolidated revenues	$44,561	$13,335	$17,065	$1,596	$—	$76,557
Direct operating (exclusive of depreciation and amortization shown below) (2)	545	365	4,220	1,912	—	7,042
Selling, general and administrative	221	202	3,434	1,791	10,069	15,717
Plus: Allocation of Corporate overhead	—	—	5,785	356	(6,141)	—
Research and development	—	—	175	—	—	175
Provision for doubtful accounts	56	28	—	375	—	459
Restructuring and transition expenses	—	—	—	—	1,207	1,207
Merger and acquisition expenses	—	—	—	—	604	604
Depreciation and amortization of property and equipment	28,553	6,778	158	8	368	35,865
Amortization of intangible assets	46	6	16	225	1	294
Total operating expenses	29,421	7,379	13,788	4,667	6,108	61,363
Income (loss) from operations	$15,140	$5,956	$3,277	$(3,071)	$(6,108)	$15,194
(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $759 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$35	$10	$—	$45
Selling, general and administrative	—	—	248	25	1,561	1,834
Research and development	—	—	116	—	—	116
Total stock-based compensation	$—	$—	$399	$35	$1,561	$1,995

	Statements of Operations
	For the Fiscal Year Ended March 31, 2011
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$43,431	$6,481	$7,399	$1,128	$—	$58,439
Intersegment revenues (1)	2	—	4,364	—	—	4,366
Total segment revenues	43,433	6,481	11,763	1,128	—	62,805
Less: Intersegment revenues	(2)	—	(4,364)	—	—	(4,366)
Total consolidated revenues	$43,431	$6,481	$7,399	$1,128	$—	$58,439
Direct operating (exclusive of depreciation and amortization shown below) (2)	361	185	2,455	1,328	—	4,329
Selling, general and administrative	35	49	2,561	1,319	7,813	11,777
Plus: Allocation of Corporate overhead	—	—	4,863	388	(5,251)	—
Provision for doubtful accounts	96	11	28	9	—	144
Research and development	—	—	256	—	—	256
Restructuring and transition expenses	—	—	—	—	1,403	1,403
Depreciation and amortization of property and equipment	28,557	3,170	149	2	38	31,916
Amortization of intangible assets	46	—	18	269	—	333
Total operating expenses	29,095	3,415	10,330	3,315	4,003	50,158
Income (loss) from operations	$14,336	$3,066	$(2,931)	$(2,187)	$(4,003)	$8,281
(1) Included in intersegment revenues of the Services segment is $4,293 for service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $636 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$42	$12	$—	$54
Selling, general and administrative	—	—	174	23	1,858	2,055
Research and development	—	—	50	—	—	50
Total stock-based compensation	$—	$—	$266	$35	$1,858	$2,159

12.	RESTRUCTURING AND TRANSITION EXPENSES

During the three months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction and a severance and employee related charge of $832. During the three months ended March 31, 2012, the Company recorded an additional $375 related to severance and a lease termination. The total expense of $1,207 for the fiscal year ended March 31, 2012 is reflected as restructuring and transition expenses in the Company's consolidated statements of operations.

A summary of activity for restructuring activities is as follows:

Balance at March 31, 2011	Total Cost	Amounts Paid	Balance at March 31, 2012
$—	$1,207	$(254)	$953

During the fiscal year ended March 31, 2011, the Company incurred $1,403 in transition costs principally associated with the retirement of our former CEO.

13.	RELATED PARTY TRANSACTIONS

In August 2009, the Company hired Adam M. Mizel to be its Chief Financial Officer and Chief Strategy Officer.  Mr. Mizel has been a member of the Company’s Board of Directors since March 2009 and is currently the Managing Principal of Aquifer Capital Group, LLC and the General Partner of the Aquifer Opportunity Fund, L.P., which is one of the Company's largest shareholders.

Pursuant to the 2010 Note, Sageview is entitled to designate two nominees for election to the Board at each annual meeting of the Company's stockholders, subject to the loss of such designation rights upon certain reductions in the aggregate principal amount outstanding of the 2010 Note and the beneficial ownership of shares of Class A Common Stock by Sageview. Edward A. Gilhuly and Laura Nisonger Sims are the two current Sageview directors.

14.	INCOME TAXES

The Company did not record any current or deferred income tax benefit from income taxes in the fiscal years ended March 31, 2012 and 2011.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$76,865	$71,144
Stock based compensation	4,024	4,187
Revenue deferral	129	2,352
Interest rate swap	743	745
Capital loss carryforwards	3,727	—
Other	175	517
Total deferred tax assets before valuation allowance	85,663	78,945
Less: Valuation allowance	(53,257)	(47,700)
Total deferred tax assets after valuation allowance	$32,406	$31,245
Deferred tax liabilities:
Depreciation and amortization	$(32,104)	$(30,948)
Intangibles	(302)	(297)
Total deferred tax liabilities	(32,406)	(31,245)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2012 and 2011.  The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized.  Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.  The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance.  Factors considered include the Company's current taxable income and projections of future taxable income.  Management increased the valuation allowance by $5,557 and $7,543 during the fiscal years ended March 31, 2012 and 2011, respectively.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

At March 31, 2012, the Company had Federal and state net operating loss carryforwards of approximately $200,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  As of March 31, 2012, approximately $6,300 of the Company's  net  operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1,300, and approximately $25,100 of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9,400.  Net operating losses of approximately $164,600, which were generated since March 2006 are currently not subject to an annual limitation under Section 382.  Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2012	2011
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	0.6	5.4
Change in valuation allowance	(44.2)	(32.9)
Disallowed interest	(6.7)	(3.7)
Non-deductible equity compensation	(4.3)	(1.6)
Sale of subsidiary	21.2	—
Other	(0.6)	(1.2)
Income tax (provision) benefit	—%	—%

Since April 1, 2007, the Company has applied accounting principles that clarifies the accounting and disclosure for uncertainty in income taxes. As of March 31, 2012 and 2011, the Company did not have any uncertainties in income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2010 through 2012 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2008 through 2012 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

15.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except for share and per share data)

For the Fiscal Year Ended March 31, 2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Revenues	$17,695	$19,793	$21,028	$18,041
Net loss from continuing operations (1)	$(5,526)	$(3,751)	$(662)	$(4,024)
Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.10)	$(0.02)	$(0.12)
Shares used in computing basic and diluted net loss per share	37,643,582	37,620,287	37,115,346	32,632,563

(1) Includes the following:
Change in fair value of interest rate swap related to the 2010 Term Loans (see Note 7)	$171	$597	$219	$(787)

For the Fiscal Year Ended March 31, 2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
Revenues	$15,361	$16,087	$13,380	$13,611
Net loss from continuing operations (1)	$(4,919)	$(2,399)	$(3,346)	$(10,957)
Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.08)	$(0.11)	$(0.37)
Shares used in computing basic and diluted net loss per share	32,144,731	31,330,641	30,294,306	29,421,168

(1) Includes the following:
Loss on extinguishment of debt related to the GE Credit Facility (see Note 7)	$—	$—	$—	$(4,448)
Change in fair value of interest rate swap related to the 2010 Term Loans (see Note 7)	$(199)	$318	$(987)	$(458)
Change in fair value of warrant liability related to the Sageview Warrants (see Note 7)	$—	$—	$(1,891)	$5,033

16.	VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (2)	Balance at Beginning of Year	Bad Debt Expense	Deductions (1)	Balance at End of Year
For the Fiscal Year Ended March 31, 2012	$73	$459	$(275)	$257
For the Fiscal Year Ended March 31, 2011	$118	$144	$(189)	$73

(1)	Represents write-offs of specific accounts receivable.

(2)	Excludes discontinued operations.

17.	SUBSEQUENT EVENTS

On April 19, 2012, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with B. Riley & Co., LLC (“B. Riley”) pursuant to which B. Riley agreed to act as underwriter of 3,885,004 shares of the Company’s Class A common stock being offered, and on April 20, 2012, the Company entered into an underwriting agreement (the “Second Underwriting Agreement” and, together with the First Underwriting Agreement, the “Underwriting Agreements”) with B. Riley as Representative of the several underwriters (the “Underwriters”), pursuant to which the Underwriters agreed to act as underwriters of an additional 3,257,853 shares of the Company’s Class A common stock being offered. The securities, consisting of a total of 7,142,857 shares, were offered by the Company pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on April 9, 2012 (File No. 333-179970) and an applicable prospectus supplement (the “Underwritten Offering”). Pursuant to the Underwriting Agreements and subject to the terms and conditions expressed therein (i) the Underwriters offered such securities to the public at the public offering price of $1.40 and (ii) the Company agreed to sell these securities to the Underwriters at a purchase price equal to $1.316 per share, representing a per security discount equal to 6 percent of the public offering price per security, provided that, with respect to the shares sold pursuant to the First Underwriting Agreement, the discount also included an aggregate amount equal to $100,000. At the Underwriters’ discretion, the Underwriters had a 30 day option to buy up to an additional 714,286 shares from the Company at the public offering price less the underwriting discounts and commissions to cover these sales. On April 23, 2012, the Underwriters exercised the entire over-allotment option. The Company also agreed to bear the expenses of the Underwritten Offering. The closing of the Underwritten Offering occurred on April 25, 2012, resulting in net proceeds to the Company of $10.2 million.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. (“New Video”), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met in 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the acquisition of New Video totaled $1.7 million, of which $1.1 million was incurred subsequent to March 31, 2012.

In connection with the purchase of New Video, the Company's consent and control agreement with a bank was terminated, thereby releasing cash proceeds partially used for the New Video Acquisition.

On April 26, 2012, the holder of 25,000 shares of the Company's Class B common stock converted all of the Class B shares into 25,000 Class A common stock shares. Accordingly, the Company no longer has any Class B common stock outstanding.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer or Chief Executive Officer and Principal Financial & Accounting Officer or Chief Financial Officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s control over financial reporting includes those policies and procedures that:

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

In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2012.  This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about September 12, 2012, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

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

(a)(1) Financial Statements
See Index to Financial Statements on page 41 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 47 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	June 15, 2012	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 15, 2012	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	June 15, 2012	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 15, 2012
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Adam M. Mizel	Chief Operating Officer, Chief Financial Officer and	June 15, 2012
Adam M. Mizel	Director (Principal Financial Officer)

/s/ Gary S. Loffredo	President of Digital Cinema, General Counsel,	June 15, 2012
Gary S. Loffredo	Secretary and Director

/s/ John B. Brownson	Senior Vice President - Accounting and Finance	June 15, 2012
John B. Brownson	(Principal Accounting Officer)

/s/ Peter C. Brown	Director	June 15, 2012
Peter C. Brown

/s/ Wayne L. Clevenger	Director	June 15, 2012
Wayne L. Clevenger

/s/ Matthew W. Finlay	Director	June 15, 2012
Matthew W. Finlay

/s/ Edward A. Gilhuly	Director	June 15, 2012
Edward A. Gilhuly

/s/ Martin B. O’Connor II	Director	June 15, 2012
Martin B. O’Connor II

/s/ Laura Nisonger Sims	Director	June 15, 2012
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	‑‑	Securities Purchase Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (16)
2.1.1	‑‑
Amendment and Waiver, dated as of November 4, 2009, to Securities Purchase Agreement by and among the Company, the Subsidiary Note Parties party thereto and Sageview Capital Master, L.P., as Collateral Agent. (17)

2.1.2	‑‑	Amendment and Restatement Agreement, dated as of May 6, 2010, between Cinedigm Digital Cinema Corp. and Sageview Capital Master L.P. (18)
2.2	‑‑	Common Stock Purchase Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 5, 2011. (29)
2.3	‑‑
Stock Purchase Agreement, dated as of April 19, 2012, by and among the Company, Steve Savage, Susan Margolin and Aimee Connolly. (30) (Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24B-2 under the Securities Exchange Act of 1934.)

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (17)
3.2	‑‑	Bylaws of the Company. (23)
3.2.1	‑‑	Amendment No. 1 to Bylaws of the Company. (24)
4.1	‑‑	Specimen certificate representing Class A common stock. (1)
4.2	‑‑	Specimen certificate representing Series A Preferred Stock. (14)
4.3	‑‑	Form of Warrant issued in connection with the Series A Preferred Stock. (15)
4.9	‑‑	Tax Benefit Preservation Plan, dated as of August 10, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (19)
4.10	‑‑	Note issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (16)
4.10.1	‑‑	Amended and Restated Note issued to Sageview Capital Master L.P. by Cinedigm Digital Cinema Corp. dated May 6, 2010. (18)
4.11	‑‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and the Purchaser. (16)
4.12	‑‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (16)
4.14	‑‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Imperial Capital, LLC. (16)
4.16	‑‑
Guaranty and Security Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and General Electric Capital Corporation, as Collateral Agent. (18)

4.17	‑‑	Pledge Agreement, dated as of May 6, 2010, between Access Digital Media, Inc. and General Electric Capital Corporation, as Collateral Agent. (18)
4.18	‑‑	Pledge Agreement, dated as of May 6, 2010, between Christie/AIX, Inc. and General Electric Capital Corporation, as Collateral Agent. (18)
4.19	‑‑	Registration Rights Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 7, 2011. (29)
4.20	‑‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (31)

4.21	‑‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (31)
4.22	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (31)

4.23	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (31)

4.24	‑‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, as Collateral Agent. (31)

Exhibit Number		Description of Document
4.25	‑‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, as Collateral Agent. (31)
10.1	‑‑	Separation Agreement between Cinedigm Digital Cinema Corp. and A. Dale Mayo dated as of June 22, 2010. (25)
10.2	‑‑	Employment Agreement between the Company and Adam M. Mizel, dated as of August 11, 2009. (16)
10.2.1	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Adam M. Mizel dated as of October 19, 2011. (32)
10.3	‑‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (10)
10.3.1	‑‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.3.2	‑‑	Form of Notice of Restricted Stock Award. (10)
10.3.3	‑‑	Form of Non-Qualified Stock Option Agreement. (11)
10.3.4	‑‑	Form of Restricted Stock Unit Agreement (employees). (12)
10.3.5	‑‑	Form of Stock Option Agreement. (4)
10.3.6	‑‑	Form of Restricted Stock Unit Agreement (directors). (12)
10.3.7	‑‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)
10.3.8	‑‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (20)
10.3.9	‑‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.3.10	‑‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (30)
10.4	‑‑	Cinedigm Digital Cinema Corp. Management Incentive Award Plan. (21)
10.5	‑‑	Form of Indemnification Agreement for non-employee directors. (22)
10.6	‑‑	Lease Agreement, dated as of March 10, 2005, between the Company and 55 Madison Avenue Associates, LLC. (28)
10.6.1	‑‑	First Lease Extension Agreement dated as of January 16, 2009, between the Company and 55 Madison Avenue Associates, LLC. (28)
10.7	‑‑	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.8	‑‑	Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC. (2)
10.8.1	‑‑
Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated May 16, 2000. (2)

10.8.2	‑‑
Second Additional Space and Lease Modification to the Agreement of Lease, dated as of January 18, 2000, between the Company (by assignment from BridgePoint International (Canada), Inc.) and 75 Broad, LLC dated August 15, 2000. (2)

10.9	‑‑	Confidentiality, Inventions and Noncompete Agreement, dated as of January 9, 2004, between the Company and Erik B. Levitt. (3)
10.10	‑‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (8)
10.10.1	‑‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (8)
10.10.2	‑‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (8)
10.10.3	‑‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (8)
10.10.4	‑‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (4)
10.11	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Gary S. Loffredo dated as of October 19, 2011. (32)

Exhibit Number		Description of Document
10.12	‑‑
Amended and Restated Digital Cinema Framework Agreement, dated as of September 30, 2005, by and among Access Digital Media, Inc., Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (6) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.13	‑‑
Digital Cinema Deployment Agreement, dated September 14, 2005, by and among Buena Vista Pictures Distribution, Christie/AIX, Inc. and Christie Digital Systems USA, Inc. (6) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.14	‑‑
Digital Cinema Deployment Agreement, dated October 12, 2005, by and between Twentieth Century Fox Film Corporation and Christie/AIX, Inc. (6) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.15	‑‑
Digital Cinema Agreement, dated as of October 20, 2005, by and between Universal City Studios, LLP and Christie/AIX, Inc. (7) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.16	‑‑
Master License Agreement, dated as of December, 2005, by and between Christie/AIX, Inc. and Carmike Cinemas, Inc. (7) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17	‑‑
Amended and Restated Digital System Supply Agreement, dated September 30, 2005, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (9) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.1	‑‑
Letter Agreement amending the Amended and Restated Digital System Supply Agreement, dated as of February 21, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (9) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.17.2	‑‑
Letter Agreement amending the Amended and Restated Digital System Supply Agreement, entered into on November 2, 2006, by and between Christie Digital Systems USA, Inc. and Christie/AIX, Inc. (9) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19	‑‑	Guarantee and Collateral Agreement, dated as of August 11, 2009, by and among the Company, the Purchaser and the Guarantors. (16)
10.20	‑‑
Credit Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto, and General Electric Capital Corporation, as co-administrative agent and collateral agent for the lenders and secured parties thereto. (18)

10.21.1	‑‑	2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (27)
10.21.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (27)
10.21.3	‑‑	Swap Transaction Confirmation from Natixis to Cinedigm Digital Funding I, LLC dated as of June 14, 2010. (27)
10.22.1	‑‑	2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (27)
10.22.2	‑‑	Schedule to the 2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (27)
10.22.3	‑‑	Swap Transaction Confirmation from HSBC Bank USA to Cinedigm Digital Funding I, LLC dated as of June 8, 2010. (27)
10.23.1	‑‑	2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of May 28, 2010. (27)
10.23.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (27)
10.23.3	‑‑	Swap Transaction Confirmation from Société Générale to Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (27)
10.24	‑‑	Severance Agreement between Cinedigm Digital Cinema Corp. and Charles Goldwater, dated as of September 10, 2010. (26)

Exhibit Number		Description of Document
10.25	‑‑	Severance Agreement between Cinedigm Digital Cinema Corp. and Gary S. Loffredo, dated as of September 10, 2010. (26)
10.26	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (24)
10.27	‑‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (24)
10.28	‑‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent and the Lenders party thereto. (31)

10.29	‑‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Agent and Ballantyne Strong, Inc., as Approved Vendor. (31)

10.30	‑‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (31)
10.31	‑‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (31)
10.32	‑‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (31)
10.33	‑‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (31)
21.1	‑‑	List of Subsidiaries.*
23.1	‑‑	Consent of EisnerAmper LLP.*
24.1	‑‑	Powers of Attorney.* (Contained on signature page)
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	‑‑	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*
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

(4) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company's
Registration Statement on Form S-8 (File No. 333-124290).

(5) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company's Form 8- K (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on November 14, 2005 as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2005 (File No. 001-31810).

(7) Previously filed with the Securities and Exchange Commission on February 13, 2006 as an exhibit to the Company's Form 10-QSB (File No. 001-31810).

(8) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company's Form 10- KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(9) Previously filed with the Securities and Exchange Commission on November 8, 2006 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(10) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(11) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(12) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(13) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2008 (File No. 000-51910).

(14) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(15) Previously filed with the Securities and Exchange Commission on February 13, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(16) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2009 (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on May 11, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on August 12, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810)

(23) Previously filed with the Securities and Exchange Commission on February 10, 2011 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2010 (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on June 25, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2010 (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on June 14, 2010 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on July 7, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(31) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on October 21, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).