Form 10-Q
period 2012-06-30
Cinedigm Digital Cinema Corp.
filed 2012-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 10, 2012, 48,323,703 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$19,512	$17,843
Restricted available-for-sale investments	—	9,477
Accounts receivable, net	31,905	24,502
Deferred costs, current portion	2,199	2,228
Unbilled revenue, current portion	8,865	7,510
Prepaid and other current assets	4,041	1,121
Note receivable, current portion	658	498
Assets held for sale	—	214
Total current assets	67,180	63,393
Restricted cash	5,751	5,751
Security deposits	241	207
Property and equipment, net	194,203	200,974
Intangible assets, net	15,381	466
Capitalized software costs, net	5,682	5,156
Goodwill	7,101	5,765
Deferred costs, net of current portion	4,567	5,080
Unbilled revenue, net of current portion	574	617
Accounts receivable, long-term	943	773
Note receivable, net of current portion	486	465
Investment in non-consolidated entity, net	1,521	1,490
Total assets	$303,630	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	June 30, 2012	March 31, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$33,475	$20,854
Current portion of notes payable, non-recourse	32,180	35,644
Current portion of capital leases	199	186
Current portion of deferred revenue	3,184	3,677
Current portion of contingent consideration for business combination	750	—
Liabilities as part of assets held for sale	—	75
Total current liabilities	69,788	60,436
Notes payable, non-recourse, net of current portion	125,085	135,345
Notes payable	89,739	87,354
Capital leases, net of current portion	5,187	5,244
Interest rate swaps	1,354	1,771
Deferred revenue, net of current portion	11,517	11,451
Contingent consideration, net of current portion	3,094	—
Customer security deposits, net of current portion	—	9
Total liabilities	305,764	301,610
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively. Liquidation preference of $3,698	3,385	3,357
Class A common stock, $0.001 par value per share; 75,000,000 shares authorized; 48,393,820 and 37,722,927 shares issued and 48,342,380 and 37,671,487 shares outstanding at June 30, 2012 and March 31, 2012, respectively	48	38
Class B common stock, $0.001 par value per share; 15,000,000 shares authorized; 0 and 25,000 shares issued and outstanding, at June 30, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	220,890	206,348
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(226,285)	(221,044)
Total stockholders’ deficit	(2,134)	(11,473)
Total liabilities and stockholders’ deficit	$303,630	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Revenues	$20,904	$18,041
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	2,435	1,593
Selling, general and administrative	5,893	3,410
Provision for doubtful accounts	76	—
Research and development	38	55
Merger and acquisition expenses	1,267	—
Depreciation and amortization of property and equipment	9,097	8,854
Amortization of intangible assets	158	92
Total operating expenses	18,964	14,004
Income from operations	1,940	4,037
Interest income	19	51
Interest expense	(7,477)	(7,371)
Income on investment in non-consolidated entity	31	—
Other income, net	198	46
Change in fair value of interest rate swap	421	(787)
Net loss from continuing operations	(4,868)	(4,024)
Loss from discontinued operations	(284)	(2,369)
Net loss	(5,152)	(6,393)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(5,241)	$(6,482)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(0.11)	$(0.12)
Loss from discontinued operations	$(0.01)	$(0.08)
	$(0.12)	$(0.20)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	45,119,838	32,632,563

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net loss	$(5,152)	$(6,393)
Other comprehensive income: Unrealized gains on available-for-sale investment securities	—	73
Comprehensive loss	$(5,152)	$(6,320)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(5,152)	$(6,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of business	—	(64)
Depreciation and amortization of property and equipment and amortization of intangible assets	9,255	10,218
Amortization of capitalized software costs	250	212
Amortization of debt issuance costs and other included in interest expense	572	521
Provision for doubtful accounts	76	88
Stock-based compensation and expenses	791	480
Change in fair value of interest rate swaps	(421)	787
Realized loss on restricted available-for-sale investments	—	92
PIK interest expense added to note payable	1,848	1,708
Income on investment in non-consolidated entity	(31)	—
Accretion of note payable	608	608
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,346	(2,536)
Unbilled revenue	(1,310)	531
Prepaid expenses and other current assets	(1,930)	(179)
Other assets	(188)	378
Accounts payable and accrued expenses	(2,907)	415
Deferred revenue	(742)	426
Other liabilities	(95)	—
Net cash provided by operating activities	1,970	7,292
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	(3,127)	—
Purchases of property and equipment	(2,007)	(3,632)
Purchases of intangible assets	(9)	(10)
Additions to capitalized software costs	(776)	(72)
Sales/maturities of restricted available-for-sale investments	9,477	1,495
Restricted cash	—	(2)
Net cash provided by (used in) investing activities	3,558	(2,221)
Cash flows from financing activities:
Repayment of notes payable	(15,594)	(7,584)
Proceeds from notes payable	1,799	—
Repayment of credit facilities	—	(471)
Proceeds from credit facilities	—	3,800
Payments of debt issuance costs	—	(147)
Principal payments on capital leases	(42)	(30)
Proceeds from issuance of Class A common stock	11,002	56
Costs associated with issuance of Class A common stock	(1,024)	—
Net cash used in financing activities	(3,859)	(4,376)
Net change in cash and cash equivalents	1,669	695
Cash and cash equivalents at beginning of period	17,843	10,748
Cash and cash equivalents at end of period	$19,512	$11,443

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
($ in thousands, except for share and per share data)
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

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment, which includes our newly acquired wholly-owned subsidiary New Video Group, Inc. ("New Video") as described below, provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent film content owners and to theatrical exhibitors.

Purchase of New Video Group, Inc.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video, an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the three months ended June 30, 2012.

The results of operations of New Video have been included in the accompanying condensed consolidated statements of operations from the date of the acquisition within the Company's Content & Entertainment segment. The total amount of revenues and net income of New Video since the acquisition date that have been included in the condensed consolidated statements of operations for the three months ended June 30, 2012 was approximately $2.3 million and $0.7 million, respectively.

The aggregate purchase price after post-closing adjustments for 100% of the equity of New Video was $17.6 million, net of cash acquired of $6.9 million.
The purchase price has been preliminarily allocated to the identifiable net assets acquired as follows pending management's final valuation of the fair value of the net assets acquired as of the date of acquisition:

Cash and cash equivalents	$6,873
Accounts receivable	8,983
Other assets	1,142
Intangible asset not subject to amortization	11,595
Intangible assets subject to amortization	3,469
Goodwill	1,336
Total assets acquired	33,398
Less: Total liabilities assumed	(15,763)
Total net assets acquired	$17,635
The preliminary estimated fair value of the accounts receivable acquired was $8,983. The Company has estimated that all of the accounts receivable will be collected.
Of the $3,469 of intangible assets subject to amortization, $1,913 was assigned to a content library with a useful life of five years, $1,296 was assigned to a favorable lease with a useful life of approximately five years and $260 was assigned to covenants not to compete with a useful life of 2 years. $11,595 was assigned to customer relationships and we are currently evaluating its useful life.

Pro forma Information Related To the Acquisition of the New Video (Unaudited)
The following unaudited supplemental pro forma consolidated summary operating data for the three months ended June 30, 2011 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2011 to give effect to the acquisition of New Video as if it had occurred at April 1, 2011. As the acquisition of New Video was consummated near the beginning of the current fiscal quarter, the difference between actual operating results and pro forma results for the three months ended June 30, 2012 are not substantially different.

	For the Three Months Ended June 30,
	June 30, 2012	June 30, 2011
Revenue	$20,904	$20,597
Operating income	$1,940	$3,996
Net loss	$(5,152)	$(6,434)

Net loss per share (basic and diluted)	$(0.12)	$(0.20)

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the date set forth above, nor is it necessarily indicative of the future operating results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $226,285 as of June 30, 2012. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the fiscal year ended March 31, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at June 30, 2012, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least June 30, 2013. The Company has a committed financing facility for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, New Video, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). Content and Entertainment Group and New Video are together referred to as CEG. AccessDM and Satellite are together referred to as the DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012). All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on June 18, 2012 (the “Form 10-K”).

INVESTMENT IN NON-CONSOLIDATED ENTITY

The Company indirectly owns 100% of the common equity of CDF2 Holdings, LLC, ("Holdings"), which is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". The Company has determined that it is not the primary beneficiary of Holdings in accordance with ASC 810, and it is accounting for its investment in Holdings under the equity method of accounting. The Company's net investment in Holdings is reflected as “Investment in non-consolidated entity, net" in the accompanying condensed consolidated balance sheets. See Note 4 for further discussion.

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal year 2012 financial statements to conform to the current fiscal year 2013 presentation.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, among others. Actual results could differ from these estimates.

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

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS
In connection with $172,500 of term loans issued in May 2010 (See Note 5), the sale of USM in September 2011 and the sale of the majority of assets of DMS in November 2011 (See Note 3), the Company segregated $9,477 of the combined proceeds received in the transactions into an account to be used with the approval of the 2010 Noteholder either (i) to support an acquisition by the Company; or (ii) to repay the 2010 Note. During the three months ended June 30, 2012, these funds were released from restricted available-for-sale investments and used to finance a portion of the cost of the acquisition of the New Video Acquisition in April 2012 (See Note 1).

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $297 and $257 as of June 30, 2012 and March 31, 2012, respectively.

Accounts receivable, long-term result from up-front activation fees with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (See Note 5), the Company maintains cash restricted for repaying interest on the 2010 Term Loans, as follows:

	As of June 30, 2012	As of March 31, 2012
Reserve account related to the 2010 Term Loans (See Note 5)	$5,751	$5,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs which are amortized on a straight-line basis over the term of the respective debt.  The straight-line basis is not materially different from the effective interest method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.  Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the condensed consolidated statements of operations.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value.  In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility.  In June 2010, the Company executed three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2010 Term Loans.  Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity (deficit)) or in the condensed consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps were recorded in the condensed consolidated statements of operations (See Note 5).

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,512	$—	$—	$19,512
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,354)	—	(1,354)
Contingent consideration	—	—	(3,844)	(3,844)
	$25,263	$(1,354)	$(3,844)	$20,065

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,843	$—	$—	$17,843
Restricted available-for-sale investments	9,477	—	—	9,477
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,771)	—	(1,771)
	$33,071	$(1,771)	$—	$31,300
Contingent consideration is a liability to the sellers of New Video based upon its business unit financial performance target in each of the fiscal years ended March 31, 2013, 2014 and 2015 (see Note 1). The preliminary estimates of the fair value of the contingent consideration arrangement was estimated by using the current forecast of New Video adjusted ebitda, as defined by the New Video stock purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.
The following summarized changes in contingent consideration liabilities in during the three months ended June 30, 2012:

Balance at March 31, 2012	$—
Contingent consideration	3,844
Balance at June 30, 2012	$3,844

Key assumptions include a discount rate of 8 percent and that New Video will achieve 100% of its business unit financial performance target in each of the three fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount described in Note 1. As of June 30, 2012, the amount recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimated had not changed.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three months ended June 30, 2012 and 2011, no impairment charge from continuing operations for long-lived assets was recorded.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1, goodwill increased as a result of the New Video Acquisition. During the three months ended June 30, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continuing operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of June 30, 2012	$—	$—	$4,197	$2,904	$—	$7,101
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC, when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by Holdings upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-Ray Disc). The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services.
CEG also has contracts for the theatrical distribution of third party feature films and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature film and alternative content is viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, insurance and other related expenses, direct personnel costs, and amortization of capitalized software development costs.

STOCK-BASED COMPENSATION

During the three months ended June 30, 2012 and 2011, the Company recorded employee stock-based compensation from continuing operations expense of $486 and $454, respectively.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2012 and 2011 was $0.93 and $1.26, respectively.  There were no stock options exercised during the three months ended June 30, 2012 and 2011.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
Assumptions for Option Grants	2012	2011
Range of risk-free interest rates	0.7-0.9%	1.7-2.1%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	75.7 - 76.2%	77.8-78.1%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the three months ended June 30,
	2012	2011
Direct operating	$22	$9
Selling, general and administrative	427	427
Research and development	37	18
	$486	$454

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2012 and 2011 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 20,765,640 shares and 23,454,240 shares as of June 30, 2012 and 2011, respectively, were excluded from the computation as it would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on April 1, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

In June 2011, FASB codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Currently, the Company presents comprehensive income in its statements of stockholders' deficit in the Form 10-K. The provisions of this guidance are effective for the

Company beginning April 1, 2012 and are required to be applied retroactively.

Recently Issued Standards
In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company is in the process of analyzing the update and does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

In May 2012, pursuant to an asset purchase agreement, the Company sold to a third party the remaining net assets of its non-theatrical DMS business for $200. The Company did not recognize a gain or loss on the sale during the three months ended June 30, 2012. Subsequent to June 30, 2012, in connection with the sale and in consideration of other payments made by the Company on behalf of the buyer, the Company received a secured promissory note from the third party for $260. The promissory note, which bears interest of 5% per annum, is due on October 19, 2012.

With the sale of the remaining net assets of its non-theatrical DMS business, there are no assets or liabilities held for sale as of June 30, 2012. The assets and liabilities held for sale as of March 31, 2012 were comprised of the following:

As of March 31, 2012
Accounts receivable, net and notes receivable	$14
Property and equipment, net	200
Assets held for sale	$214
Accounts payable and accrued expenses	$75
Liabilities as part of assets held for sale	$75

For the three months ended June 30, 2012, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. For the three months ended June 30, 2011, the loss from discontinued operations is comprised of USM, DMS and the Pavilion Theatre. The loss from discontinued operations was as follows:

	For the Three Months Ended June 30,
	2012	2011
Revenues	$67	$5,530
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	178	4,179
Selling, general and administrative	117	1,845
Provision for doubtful accounts	36	88
Research and development	—	9
Depreciation of property and equipment	—	940
Amortization of intangible assets	—	720
Total operating expenses	331	7,781
Loss from operations	(264)	(2,251)
Interest expense	—	(177)
Other expense, net	(20)	(5)
Gain on disposal	—	64
Loss from discontinued operations	$(284)	$(2,369)

4. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in Holdings

As discussed in Note 2, Holdings, a subsidiary of Access Digital Cinema Phase 2, Corp. ("ADCP2"), which is wholly owned by the Company, and its wholly owned limited liability company, Cinedigm Digital Funding 2, LLC was created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. Holdings assists customers in procuring the necessary equipment in the conversion of their Systems by providing the necessary financing, equipment, installation and related ongoing services. Holdings is a VIE, as defined in ASC 810, indirectly wholly owned by the Company. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although Holdings is indirectly wholly owned by the Company, a third party, which also has a variable interest in Holdings, along with an independent third party manager and the Company must mutually approve all business activities and transactions that significantly impact Holdings' economic performance. The Company has thus assessed its variable interests in Holdings and determined that it is not the primary beneficiary of Holdings and therefore accounts for its investment in Holdings under the equity method of accounting. In completing our assessment, the Company identified the activities that it considers most significant to the economic performance of Holdings and determined that we not have the power to direct those activities. As a result, Holdings' financial position and results of operations are not consolidated in the financial position and results of operations of the Company.
The Company's maximum exposure to loss as it relates to Holdings as of June 30, 2012 includes:

•	The investment in the equity of Holdings of $1,521; and

•	Accounts receivable due from Holdings for service fees under its master service agreement of $831.

During the three months ended June 30, 2012, the Company received $424 in aggregate revenues from Holdings, included in revenues on the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of our investment in Holdings for the three months ended June 30, 2012 are as follows:

Balance at March 31, 2012	$1,490
Equity contributions	—
Equity in income of Holdings	31
Balance at June 30, 2012	$1,521

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of June 30, 2012		As of March 31, 2012
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans, net of debt discount	$24,438	$83,646	$24,151	$93,399
KBC Facilities	7,586	40,468	11,339	40,929
P2 Vendor Note	96	592	94	623
P2 Exhibitor Notes	60	379	60	394
Total non-recourse notes payable	$32,180	$125,085	$35,644	$135,345

2010 Note, net of debt discount	$—	$89,739	$—	$87,354
Total recourse notes payable	$—	$89,739	$—	$87,354
Total notes payable	$32,180	$214,824	$35,644	$222,699

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The 2010 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

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

	As of June 30, 2012	As of March 31, 2012
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(4,529)	(5,066)
PIK Interest	19,268	17,420
2010 Note, net	$89,739	$87,354
Less current portion	—	—
Total long term portion	$89,739	$87,354

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent, paying agent for the lenders party thereto and certain other secured parties and subsequently as collateral agent.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to a credit facility with General Electric Capital Corporation and the $9,600 vendor financing obtained previously in August 2007, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities, which totaled $7,555 and $8,447 as of June 30, 2012 and March 31, 2012, respectively.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of both June 30, 2012 and March 31, 2012.

The 2010 Term Loans mature and must be paid in full by April 29, 2016.  In addition, CDF I may prepay the 2010 Term Loans, without premium or penalty, in whole or in part, subject to paying certain breakage costs, if applicable.  The 2010 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under a Guaranty and Security  Agreement dated as of May 6, 2010 by and among CDF I, the Guarantors and SocGen (the “Guaranty and Security Agreement”), the obligations under the 2010 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in Phase 1 DC, CDF I and CDF I’s subsidiaries.  In connection with the 2010 Credit Agreement, AccessDM, the direct parent of Phase 1 DC, entered into a pledge agreement dated as of May 6, 2010 in favor of SocGen (the “ADM Pledge Agreement”) pursuant to which AccessDM pledged to SocGen all of the outstanding shares of common stock of Phase 1 DC, and Phase 1 DC entered into a pledge agreement dated as of May 6, 2010 in favor of SocGen (the “Phase 1 DC Pledge Agreement”) pursuant to which Phase 1 DC pledged to SocGen all of the outstanding membership interests of CDF I.  The 2010 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default, as well as conditions to borrowings.  The balance of the 2010 Term Loans, net of the original issue discount, was as follows:

	As of June 30, 2012	As of March 31, 2012
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(63,314)	(53,777)
Discount on 2010 Term Loans	(1,102)	(1,173)
2010 Term Loans, net	108,084	117,550
Less current portion	(24,438)	(24,151)
Total long term portion	$83,646	$93,399

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

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended June 30, 2012, there was no amount drawn down on the KBC Facility #1. As of June 30, 2012, there was no outstanding principal balance of the KBC Facility #1. As of March 31, 2012, the outstanding principal balance of the KBC Facility #1 was $3,059.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended June 30, 2012, there was no amount drawn down on the KBC Facility #2. As of June 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #2 was $2,244 and $2,347, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended June 30, 2012, $64 has been drawn down on the KBC Facility #3. As of June 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #3 was $18,548 and $20,221, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended June 30, 2012, there was no amount drawn down on the KBC Facility #4. As of June 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #4 was $11,886 and $12,361, respectively.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended June 30, 2012, there was no amount drawn down on the KBC Facility #5. As of June 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #5 was $11,017 and $11,425, respectively.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in twenty-eight equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended June 30, 2012, $1,735 has been drawn down on the KBC Facility #6. As of June 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #6 was $4,359 and $2,855, respectively.

At June 30, 2012, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

On April 19, 2012, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with B. Riley & Co., LLC (“B. Riley”) pursuant to which B. Riley agreed to act as underwriter of 3,885,004 shares of the Company’s Class A common stock being offered, and on April 20, 2012, the Company entered into an underwriting agreement (the “Second Underwriting Agreement” and, together with the First Underwriting Agreement, the “Underwriting Agreements”) with B. Riley as Representative of the several underwriters (the “Underwriters”), pursuant to which the Underwriters agreed to act as underwriters of an additional 3,257,853 shares of the Company’s Class A common stock being offered. The securities, consisting of a total of 7,142,857 shares, were offered by the Company pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on April 9, 2012 (File No. 333-179970) and an applicable prospectus supplement (the “Underwritten Offering”). Pursuant to the Underwriting Agreements and subject to the terms and conditions expressed therein (i) the Underwriters offered such securities to the public at the public offering price of $1.40 and (ii) the Company agreed to sell these securities to the Underwriters at a purchase price equal to $1.316 per share, representing a per security discount equal to 6 percent of the public offering price per security, provided that, with respect to the shares sold pursuant to the First Underwriting Agreement, the discount also included an aggregate amount equal to $100,000. At the Underwriters’ discretion, the Underwriters had a 30 day option to buy up to an additional 714,286 shares from the Company at the public offering price less the underwriting discounts and commissions to cover these sales. On April 23, 2012, the Underwriters exercised the entire over-allotment option. The Company also agreed to bear the expenses of the Underwritten Offering. The closing of the Underwritten Offering occurred on April 25, 2012, resulting in net proceeds to the Company of $10.0 million.

On April 26, 2012, the holder of 25,000 shares of the Company's Class B common stock converted all of the Class B shares into 25,000 Class A common stock shares. Accordingly the Company no longer has any Class B common stock outstanding.

PREFERRED STOCK

Cumulative dividends in arrears on the Preferred Stock at June 30, 2012 and March 31, 2012 was $89 and $67, respectively.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) provided for the issuance of up to 6,300,000 shares of Class A Common Stock to employees, outside directors and consultants.

Stock Options

During the three months ended June 30, 2012, under the Plan, the Company granted stock options to purchase 587,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.41 to $1.72 per share, which will vest equally over a four year period.  As of June 30, 2012, the weighted average exercise price for outstanding stock options is $2.15 and the weighted average remaining contractual life is 7.65 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2012	3,690,790	$2.27
Granted	587,000	1.53
Exercised	—	—
Cancelled	(37,150)	3.68
Balance at June 30, 2012	4,240,640	2.15

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the three months ended June 30, 2012, the Company did not grant any restricted stock or restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2012	157,198	$1.18
Granted	—	—
Vested	(122,601)	1.12
Cancelled	(34,597)	1.21
Balance at June 30, 2012	—	—

WARRANTS

At June 30, 2012, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the Sageview Warrants and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrant represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrant were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.

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

As of June 30, 2012, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with various motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2012, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of June 30, 2012, the Company has purchased Systems under this agreement for an accumulated total of $63,342 and has additional purchase obligations for approximately $3,415.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the three months ended June 30,
	2012	2011
Cash interest paid	$5,598	$6,078
Assets acquired under capital leases	$—	$20
Accretion of preferred stock discount	$27	$27
Accrued dividends on preferred stock	$89	$89
Issuance of Class A Common Stock in connection with New Video acquisition	$3,687	$—
Issuance of Class A Common Stock to Board of Directors for services	$323	$200

9.	SEGMENT INFORMATION

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
CEG
Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors and ancillary home entertainment markets, including, digital, video-on-demand, blue-ray disc and DVD.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of June 30, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$378	$11	$49	$14,943	$—	$15,381
Total goodwill	$—	$—	$4,197	$2,904	$—	$7,101
Total assets	$156,804	$81,599	$16,973	$34,545	$13,709	$303,630

Notes payable, non-recourse	$108,084	$49,181	$—	$—	$—	$157,265
Notes payable	—	—	—	—	89,739	89,739
Capital leases	—	—	—	—	5,386	5,386
Total debt	$108,084	$49,181	$—	$—	$95,125	$252,390

	As of March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$390	$13	$46	$17	$—	$466
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$166,020	$84,394	$15,364	$2,284	$21,861	$289,923
Assets held for sale						214
Total assets						$290,137

Notes payable, non-recourse	$117,550	$53,439	$—	$—	$—	$170,989
Notes payable	—	—	—	—	87,354	87,354
Capital leases	—	—	—	—	5,430	5,430
Total debt	$117,550	$53,439	$—	$—	$92,784	$263,773

	Statements of Operations
	For the Three Months Ended June 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,435	$3,552	$4,152	$2,765	$—	$20,904
Intersegment revenues (1)	—	—	1,153	7	—	1,160
Total segment revenues	10,435	3,552	5,305	2,772	—	22,064
Less: Intersegment revenues	—	—	(1,153)	(7)	—	(1,160)
Total consolidated revenues	$10,435	$3,552	$4,152	$2,765	$—	$20,904
Direct operating (exclusive of depreciation and amortization shown below) (2)	115	166	1,116	1,038	—	2,435
Selling, general and administrative	17	25	890	1,695	3,266	5,893
Plus: Allocation of Corporate overhead	—	—	1,263	924	(2,187)	—
Research and development	—	—	38	—	—	38
Provision for doubtful accounts	52	16	8	—	—	76
Merger and acquisition expenses	—	—	—	—	1,267	1,267
Depreciation and amortization of property and equipment	7,138	1,801	42	5	111	9,097
Amortization of intangible assets	11	2	7	138	—	158
Total operating expenses	7,333	2,010	3,364	3,800	2,457	18,964
Income (loss) from operations	$3,102	$1,542	$788	$(1,035)	$(2,457)	$1,940

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $131 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$18	$4	$—	$22
Selling, general and administrative	—	—	15	17	395	427
Research and development	—	—	37	—	—	37
Total stock-based compensation	$—	$—	$70	$21	$395	$486

	Statements of Operations
	For the Three Months Ended June 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,583	$2,985	$3,217	$256	$—	$18,041
Intersegment revenues (1)	1	—	1,561	131	—	1,693
Total segment revenues	11,584	2,985	4,778	387	—	19,734
Less: Intersegment revenues	(1)	—	(1,561)	(131)	—	(1,693)
Total consolidated revenues	$11,583	$2,985	$3,217	$256	$—	$18,041
Direct operating (exclusive of depreciation and amortization shown below) (2)	109	74	1,020	390	—	1,593
Selling, general and administrative	117	58	874	417	1,944	3,410
Plus: Allocation of Corporate overhead	—	—	1,446	89	(1,535)	—
Provision for doubtful accounts	—	—	—	—	—	—
Research and development	—	—	55	—	—	55
Restructuring and transition expenses	—	—	—	—	—	—
Depreciation and amortization of property and equipment	7,139	1,633	19	1	62	8,854
Amortization of intangible assets	11	1	7	67	6	92
Total operating expenses	7,376	1,766	3,421	964	477	14,004
Income (loss) from operations	$4,207	$1,219	$(204)	$(708)	$(477)	$4,037

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $212 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$2	$—	$9
Selling, general and administrative	—	—	41	—	386	427
Research and development	—	—	18	—	—	18
Total stock-based compensation	$—	$—	$66	$2	$386	$454

10.	RESTRUCTURING AND TRANSITION EXPENSES

During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction, lease termination and severance and employee related charge of $1,207. During the three months ended June 30, 2012, the Company paid $474 of the amounts that were accrued as of March 31, 2012.

A summary of activity for restructuring activities is as follows:

Balance at March 31, 2012	Total Cost	Amounts Paid	Balance at March 31, 2012
$953	$—	$(474)	$479

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

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment, which includes our newly acquired wholly-owned subsidiary New Video Group, Inc. ("New Video") as described below, provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent film content owners and to theatrical exhibitors.

In April 2012, the Company issued 7,857,143 shares of Class A common stock at a public offering price of $1.40 per share, less stock issuance fees and expenses of approximately $1.0 million, resulting in net proceeds to the Company of $10.0 million.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. (“New Video”), an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the three months ended June 30, 2012.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
CDF2
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $5,152 and $6,393 during the three months ended June 30, 2012 and 2011, respectively, and we have an accumulated deficit of $226,285 as of June 30, 2012. Included in our consolidated net losses were $284 and $2,369 during the three months ended June 30, 2012 and 2011, respectively, of losses attributed to discontinued operations. We also have significant contractual obligations related to our debt for the remainder of the fiscal year ended March 31, 2013 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at June 30, 2012, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least June 30, 2013. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended June 30, 2012 and 2011

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$10,435	$11,583	$(1,148)	(10)%
Phase II Deployment	3,552	2,985	567	19%
Services	4,152	3,217	935	29%
Content & Entertainment	2,765	256	2,509	980%
	$20,904	$18,041	$2,863	16%
Revenues increased $2.9 million or 16% during the three months ended June 30, 2012 due to the impact of the consolidation of revenues in Content and Entertainment from the New Video acquisition offsetting a modest decrease in deployment revenues. Deployment revenues declined modestly due to movie release timing impacts as the three months ended June 30, 2011 results were bolstered by the opening of major tent pole release on the final day of the prior year quarter.  The $0.6 million increase in revenues in the Phase II Deployment segment was due to an increase in the number of Phase 2 DC's financed Systems installed and ready for content to 2,079 at June 30, 2012 from 874 at June 30, 2011. Non-deployment revenues grew 99% period over period inclusive of New Video and 15% period on period assuming New Video had been included within the three months ended June 30, 2012 operating results.
The $0.9 million, or 29%, increase in revenues in the Services segment was primarily due to (i) increased digital cinema servicing fees as 644 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed during the three months ended June 30, 2012 and a total of 6,253 installed Phase 2 Systems were generating service fees in contrast to 2,829 Phase 2 Systems at June 30, 2011; and (ii) a 6% increase in Software license fee and maintenance revenues due to the previously described increase in Phase 2 Systems deployed as well as an increase in license and maintenance fees from other software customers. We expect continued growth in services from (i) continued deployments from our current 825 screen backlog as well as from new exhibitor customer signings as we enter the final 3 months of the contractual digital cinema deployment period; (ii) additional revenues from recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iii) continued growth in software and cinema services from our strong sales pipeline.

As of June 30, 2012 Cinedigm provides its digital cinema services through both its Phase II deployment subsidiary and third party Exhibitor-Buyer Structure customers to a total of 6,253 Phase 2 DC screens in comparison to 2,829 at June 30, 2011 and 5,609 at March 31, 2012. Cinedigm also services an additional 3,724 screens in its Phase I deployment subsidiary as of June 30, 2012. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and will receive fees through the Exhibitor-Buyer Structure and CDF2 Holdings, LLC, ("Holdings").

The CEG business expanded significantly to revenues of $2.8 million due to the acquisition of New Video which was completed on April 20, 2012 during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues were flat, period over period, inclusive of New Video in both periods. CEG will continue its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as expand the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blue Ray). CEG will utilize the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. During the three months ended June 30, 2012, CEG has acquired the distribution rights to two additional independent films and ended the quarter with four independent films acquired. CEG subsequently acquired a fifth independent film in July 2012 and has an active acquisition pipeline. In addition, CEG theatrically released its first movie from this slate, The Invisible War, in June 2012. CEG recognized modest theatrical revenues in this quarter as the title will not be released into ancillary markets until September 2012. Based upon ancillary revenue pre-sales, CEG will be profitable on this title. Future releases are expected in our third and fourth quarters during the fiscal year ending March 31, 2013.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$115	$109	$6	6%
Phase II Deployment	166	74	92	124%
Services	1,116	1,020	96	9%
Content & Entertainment	1,038	390	648	166%
	$2,435	$1,593	$842	53%
Direct operating expenses increased by 53% due to the consolidation of New Video and the resulting 99% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs increased by $0.4 million from the three months ended June 30, 2011. The decrease in direct operating costs in the Phase I and Phase II Deployment segments was primarily due to modest decreases in property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts.  The increase in the Content & Entertainment segment was directly related to our acquisition of New Video along with a large indie direct fee for service movie release. In addition, we incurred approximately $260 of “J curve” expenses related to advances and marketing for movie releases during the three months ended June 30, 2012 that we expect to be offset by revenues in future quarters from ancillary home entertainment revenue streams. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$17	$117	$(100)	(85)%
Phase II Deployment	25	58	(33)	(57)%
Services	890	874	16	2%
Content & Entertainment	1,695	417	1,278	306%
Corporate	3,266	1,944	1,322	68%
	$5,893	$3,410	$2,483	73%
Selling, general and administrative expenses increased $2.5 million or 73% in support of the 99% increase in non-deployment revenues. Total selling, general and administrative expense grew approximately 2% period over period inclusive of New Video in both periods. This expense growth rate below the revenue growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year ended March 31, 2012 and other cost reduction measures. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources during the previous fiscal year to support the expanding digital cinema exhibitor sales efforts as well as additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 306% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the addition of financial and corporate resources from New Video; (ii) increased insurance, accounting and legal expenses related to our business growth and the consolidation of New Video; and (iii) increased travel and sales costs.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses for the three months ended June 30, 2012 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$7,138	$7,139	$(1)	—%
Phase II Deployment	1,801	1,633	168	10%
Services	42	19	23	121%
Content & Entertainment	5	1	4	400%
Corporate	111	62	49	79%
	$9,097	$8,854	$243	3%
Depreciation and amortization expense increased $0.2 million or 3%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012.   We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as limited future Phase 2 DC Systems will be added that require consolidation on our balance sheet and we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the consolidated New Video results and additional depreciation and amortization related to our acquisition of content distribution rights.

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$2,312	$2,728	$(416)	(15)%
Phase II Deployment	615	537	78	15%
Corporate	4,550	4,106	444	11%
	$7,477	$7,371	$106	1%

Interest expense increased $0.1 million or 1%.  The 15% increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.  Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added approximately $14.0 million of additional non-recourse Phase 2 debt during the fiscal year ended March 31, 2012 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase modestly with the growth in deployments during the fiscal year ending March 31, 2013 as the Company does not expect to incur any significant increase in non-recourse indebtedness to fund these deployments. The increase in interest paid and accrued within Corporate is related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $2.4 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively. PIK interest was $1.8 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. The remaining amounts for the three months ended June 30, 2012 and 2011 represent the accretion of $0.5 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a gain of $0.4 million for the three months ended June 30, 2012 and a loss of $0.8 million for the three months ended June 30, 2011.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

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

The Company reported flat Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $13.5 million for the three months ended June 30, 2012 in comparison to $13.6 million for the three months ended June 30, 2011. Adjusted EBITDA from non-deployment businesses remained flat at $0.8 million during the three months ended June 30, 2012, consistent with $0.8 million during the three months ended June 30, 2011. As previously described and inclusive in these results, the Company incurred $0.3 million of "J-curve" content distribution costs in the three months ended June 30, 2012 in advance of earning ancillary home entertainment revenues. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the remaining growth in service revenues is expected to be through installations within the Exhibitor-Buyer Structure or Systems financed by Holdings, which the Company does not consolidate into its Consolidated Statements of Operations. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video, the Company expects Adjusted EBITDA performance to continue to improve during the remainder of the fiscal year ended March 31, 2013 relative to prior year results although the Company intends to invest in the growth of its business through the acquisition of content distribution rights and through related marketing related expenditures as well as through continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2012	2011
Net loss from continuing operations	$(4,868)	$(4,024)
Add Back:
Amortization of software development	250	212
Depreciation and amortization of property and equipment	9,097	8,854
Amortization of intangible assets	158	92
Interest income	(19)	(51)
Interest expense	7,477	7,371
Other income, net	(198)	(46)
Income on investment in non-consolidated entity	(31)	—
Change in fair value of interest rate swap	(421)	787
Stock-based expenses	305	—
Stock-based compensation	486	454
Merger and acquisition expenses	1,267	—
Adjusted EBITDA	$13,503	$13,649

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(8,939)	$(8,772)
Amortization of intangible assets	(13)	(12)
Income from operations	(4,644)	(5,426)
Intersegment services fees earned (1)	918	1,376
Adjusted EBITDA from non-deployment businesses	$825	$815

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended June 30, 2012 and 2011, the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets of our continuing operations.

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

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1 to the financial statements, goodwill increased as a result of the New Video Acquisition. During the three months ended June 30, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continued operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of June 30, 2012	$—	$—	$4,197	$2,904	$—	$7,101
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765

As of June 30, 2012, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks.  The Company's indefinite-lived asset resulted from the New Video Acquisition in April 2012. For the three months ended June 30, 2012 and 2011, no impairment charge was recorded for intangible assets.

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

Exhibitors who will purchase and own Systems using their own financing in the Phase II Deployment, will pay an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by Holdings upon installation and are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

Content & Entertainment
CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-Ray Disc). The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services.
CEG also has contracts for the theatrical distribution of third party feature films and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature film and alternative content is viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature films’ or alternative content’s theatrical release date.

Recent Accounting Pronouncements

Recently Adopted Standards
In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on April 1, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

In June 2011, FASB codified guidance related to the presentation of comprehensive income. The guidance requires entities to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Currently, the Company presents comprehensive income in its statements of stockholders' deficit in the Form 10-K. The provisions of this guidance are effective for the Company beginning April 1, 2012 and are required to be applied retroactively.

Recently Issued Standards
In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company is in the process of analyzing the update and does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

Our business is primarily driven by the rapidly expanding digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, there are approximately 42,000 domestic (United States and Canada) movie theatre screens and approximately 124,000 screens worldwide.  Approximately 28,000 of the domestic screens are equipped with digital cinema technology, and approximately 9,400 of those screens contain our Systems and software. We anticipate the vast majority of the North American industry's screens to be converted to digital in the next 12 months. We have deployed 3,724 screens in our Phase I Deployment, and are completing our efforts to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment over a four year period starting October 2008 and currently contractually scheduled to end at September 30, 2012, of which 6,253 Systems have been installed as of June 30, 2012. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets increases our growth opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth opportunities for the Company.

In May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities (the “KBC Facilities”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2012, the outstanding principal balance of the KBC Facilities was $48.1 million.

As of June 30, 2012, we had negative working capital, defined as current assets less current liabilities, of $2.6 million and cash and cash equivalents and restricted cash totaling $25.3 million.

Operating activities provided net cash of $2.0 million and $7.3 million for the three months ended June 30, 2012 and 2011, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the primary driver of its operating cash flow is the number of installed Systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to remain steady or decline as we enter the final stages of the Phase 2 Systems deployment. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the

Company's trade accounts payable is also a significant factor, but even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities provided net cash of $3.6 million and used net cash of $2.2 million for the three months ended June 30, 2012 and 2011, respectively. The increase is primarily attributed to the sale of previously restricted available for sale investments, partially offset for cash paid for the purchase of New Video, net of cash acquired, and decreased purchases of Phase 2 DC Systems purchased compared to the prior year purchases.  We expect cash used in investing activities to decline significantly as we do not expect many additional Phase 2 DC System deployments to be funded by the Company. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $3.9 million and $4.4 million for the three months ended June 30, 2012 and 2011, respectively.  The repayment of the 2010 Term Loans and the KBC facility during the three months ended June 30, 2012 were offset in part by net proceeds from the sale of common stock in April, 2012.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

The Company expects to deploy Systems in our Phase II Deployment using a combination of non-recourse Cinedigm-financed screens and the Exhibitor-Buyer Structure.  The method used to deploy Systems will vary depending on the exhibitors’ preference and the exhibitors’ ability to finance Phase II Systems.  The number of Systems ultimately deployed by each method cannot be predicted at this time, though we expect very few additional Phase 2 screens deployed that will be consolidated into the Company's balance sheet as these will be primarily carried out through Holdings.

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

The following table summarizes our significant contractual obligations as of fiscal June 30, 2012:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Long-term recourse debt (1)	$111,446	$—	$111,446	$—	$—
Long-term non-recourse debt (2)	158,775	32,181	69,541	46,251	10,802
Capital lease obligations (3)	5,386	199	555	789	3,843
Debt-related obligations, principal	275,607	32,380	181,542	47,040	14,645
Interest on recourse debt	15,619	6,799	8,820	—	—
Interest on non-recourse debt	21,462	7,228	9,382	4,271	581
Interest on capital leases (3)	4,783	939	1,749	723	1,372
Total interest	41,864	14,966	19,951	4,994	1,953
Total debt-related obligations	$317,471	$47,346	$201,493	$52,034	$16,598
Operating lease obligations (4)	$6,613	$1,778	$2,335	$2,500	$—
Obligations to be included in operating expenses	6,613	1,778	2,335	2,500	—
Purchase obligations (5)	5,219	5,219	—	—	—
Total	$11,832	$6,997	$2,335	$2,500	$—
Total non-recourse debt including interest	$180,237	$39,409	$78,923	$50,522	$11,383

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $21.7 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Principally represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of June 30, 2012. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

(5)	For additional Phase 2 Systems to be purchased from Barco with funds from the increase in the non-recourse KBC Facility.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and Holdings. In addition, as discussed further in Note 2 to the Consolidated Financial Statements, the Company holds a 100% equity interest in Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC, however, the Company is not the primary beneficiary of the VIE.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 43 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	August 14, 2012	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	August 14, 2012	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation