Form 10-Q
period 2012-09-30
Cinedigm Digital Cinema Corp.
filed 2012-11-13
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 9, 2012, 48,340,369 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$20,270	$17,843
Restricted available-for-sale investments	—	9,477
Accounts receivable, net	33,711	24,502
Deferred costs, current portion	2,199	2,228
Unbilled revenue, current portion	7,590	7,510
Prepaid and other current assets	6,200	1,121
Note receivable, current portion	635	498
Assets held for sale	—	214
Total current assets	70,605	63,393
Restricted cash	5,751	5,751
Security deposits	241	207
Property and equipment, net	186,869	200,974
Intangible assets, net	15,171	466
Capitalized software costs, net	5,995	5,156
Goodwill	7,101	5,765
Deferred costs, net of current portion	4,018	5,080
Unbilled revenue, net of current portion	677	617
Accounts receivable, long-term	1,040	773
Note receivable, net of current portion	424	465
Investment in non-consolidated entity, net	2,152	1,490
Total assets	$300,044	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	September 30, 2012	March 31, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$39,150	$20,854
Current portion of notes payable, non-recourse	33,152	35,644
Current portion of capital leases	219	186
Current portion of deferred revenue	3,989	3,677
Current portion of contingent consideration for business combination	750	—
Liabilities as part of assets held for sale	—	75
Total current liabilities	77,260	60,436
Notes payable, non-recourse, net of current portion	114,207	135,345
Notes payable	92,161	87,354
Capital leases, net of current portion	5,128	5,244
Interest rate swaps	1,105	1,771
Deferred revenue, net of current portion	11,493	11,451
Contingent consideration, net of current portion	3,094	—
Customer security deposits, net of current portion	—	9
Total liabilities	304,448	301,610
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively. Liquidation preference of $3,589	3,412	3,357
Class A common stock, $0.001 par value per share; 118,759,000 and 75,000,000 shares authorized; 48,446,468 and 37,722,927 shares issued and 48,395,028 and 37,671,487 shares outstanding at September 30, 2012 and March 31, 2012, respectively	48	38
Class B common stock, $0.001 par value per share; 1,241,000 and 15,000,000 shares authorized; 1,241,000 and 25,000 shares issued and 0 and 25,000 shares outstanding, at September 30, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	221,293	206,348
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(228,985)	(221,044)
Total stockholders’ deficit	(4,404)	(11,473)
Total liabilities and stockholders’ deficit	$300,044	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenues	$22,609	$21,028	$43,513	$39,069
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	2,928	1,697	5,363	3,290
Selling, general and administrative	6,306	4,071	12,199	7,481
Provision for doubtful accounts	78	—	154	—
Research and development	36	35	74	90
Merger and acquisition expenses	—	—	1,267	—
Restructuring expenses	340	—	340	—
Depreciation and amortization of property and equipment	9,120	8,869	18,217	17,723
Amortization of intangible assets	223	77	381	169
Total operating expenses	19,031	14,749	37,995	28,753
Income from operations	3,578	6,279	5,518	10,316
Interest income	3	24	22	75
Interest expense	(7,281)	(7,569)	(14,758)	(14,940)
Income on investment in non-consolidated entity	631	—	662	—
Other income, net	193	385	391	431
Change in fair value of interest rate swap	255	219	676	(568)
Net loss from continuing operations	(2,621)	(662)	(7,489)	(4,686)
Income (loss) from discontinued operations	10	432	(274)	(1,937)
Net loss	(2,611)	(230)	(7,763)	(6,623)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(2,700)	$(319)	$(7,941)	$(6,801)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(0.06)	$(0.02)	$(0.16)	$(0.14)
Income (loss) from discontinued operations	$—	$0.01	$(0.01)	$(0.07)
	$(0.06)	$(0.01)	$(0.17)	$(0.21)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	48,299,715	37,115,346	46,718,464	34,886,202

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,611)	$(230)	$(7,763)	$(6,623)
Other comprehensive income: Unrealized gains on available-for-sale investment securities	—	22	—	95
Comprehensive loss	$(2,611)	$(208)	$(7,763)	$(6,528)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(7,763)	$(6,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of business	—	(910)
Depreciation and amortization of property and equipment and amortization of intangible assets	18,598	20,420
Amortization of capitalized software costs	527	364
Amortization of debt issuance costs and other included in interest expense	1,121	1,012
Provision for doubtful accounts	154	23
Stock-based compensation and expenses	1,319	1,468
Change in fair value of interest rate swaps	(676)	568
Realized loss on restricted available-for-sale investments	—	117
PIK interest expense added to note payable	3,734	3,449
Income on investment in non-consolidated entity	(662)	—
Accretion of note payable	1,216	1,073
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(635)	(3,835)
Unbilled revenue	(138)	(3,162)
Prepaid expenses and other current assets	(4,089)	112
Other assets	(103)	(37)
Accounts payable and accrued expenses	2,760	1,733
Deferred revenue	39	1,913
Other liabilities	(174)	—
Net cash provided by operating activities	15,228	17,685
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	(3,127)	—
Purchases of property and equipment	(3,793)	(13,421)
Purchases of intangible assets	(22)	(25)
Additions to capitalized software costs	(1,366)	(469)
Net proceeds from disposal of business	—	5,774
Sales/maturities of restricted available-for-sale investments	9,477	2,681
Purchase of restricted available-for-sale investments	—	(5,400)
Restricted cash	—	(2)
Net cash provided by (used in) investing activities	1,169	(10,862)
Cash flows from financing activities:
Repayment of notes payable	(27,242)	(19,104)
Proceeds from notes payable	3,469	—
Proceeds from credit facilities	—	13,047
Payments of debt issuance costs	—	(284)
Principal payments on capital leases	(86)	(83)
Proceeds from issuance of Class A common stock	11,002	7,070
Costs associated with issuance of Class A common stock	(1,113)	(385)
Net cash (used in) provided by financing activities	(13,970)	261
Net change in cash and cash equivalents	2,427	7,084
Cash and cash equivalents at beginning of period	17,843	10,748
Cash and cash equivalents at end of period	$20,270	$17,832

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Purchase of New Video Group, Inc.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video, an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of finalizing the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the three months ended June 30, 2012.

The results of operations of New Video have been included in the accompanying condensed consolidated statements of operations from the date of the acquisition within the Company's Content & Entertainment segment. The total amount of revenues and net income of New Video since the acquisition date that have been included in the condensed consolidated statements of operations for the six months ended September 30, 2012 was approximately $5.0 million and $0.3 million, respectively.

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
Of the preliminary estimate of $3,469 of intangible assets subject to amortization, $1,913 was preliminarily assigned to a content library with a useful life of five years, $1,296 was preliminarily assigned to a favorable lease with a useful life of approximately five years and $260 was preliminarily assigned to covenants not to compete with a useful life of two years. $11,595 was preliminarily assigned to customer relationships and we are currently evaluating its useful life. Upon finalization of the allocations and useful lives, the amortization impact, if any, on any individual quarter, is not expected to be material.

Pro forma Information Related To the Acquisition of the New Video (Unaudited)
The following unaudited supplemental pro forma consolidated summary operating data for the three and six months ended September 30, 2011 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2011 to give effect to the acquisition of New Video as if it had occurred at April 1, 2011. As the acquisition of New Video was consummated near the beginning of the three months ended June 30, 2012, the difference between actual operating results and pro forma results for the six months ended September 30, 2012 is not substantial.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$22,609	$23,712	$43,513	$44,309
Operating income	$3,578	$6,353	$5,518	$10,358
Net loss	$(2,611)	$(156)	$(7,763)	$(6,581)

Net loss per share (basic and diluted)	$(0.06)	$—	$(0.17)	$(0.19)

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the date set forth above, nor is it necessarily indicative of the future operating results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $228,985 as of September 30, 2012. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the fiscal year ended March 31, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at September 30, 2012, and expected cash flows from operations, management believes that the

Company has the ability to meet its obligations through at least September 30, 2013. The Company has a committed financing facility for additional non-recourse debt capital, primarily to meet equipment requirements related to the Company’s Phase II Deployment. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal year ended March 31, 2012 financial statements to conform to the current fiscal year ended March 31, 2013 presentation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The Company maintains bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $376 and $257 as of September 30, 2012 and March 31, 2012, respectively.

Accounts receivable, long-term result from up-front activation fees with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (See Note 5), the Company maintains cash restricted for repaying interest on the 2010 Term Loans, as follows:

	As of September 30, 2012	As of March 31, 2012
Reserve account related to the 2010 Term Loans (See Note 5)	$5,751	$5,751

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20,270	$—	$—	$20,270
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,105)	—	(1,105)
Contingent consideration	—	—	(3,844)	(3,844)
	$26,021	$(1,105)	$(3,844)	$21,072

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,843	$—	$—	$17,843
Restricted available-for-sale investments	9,477	—	—	9,477
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,771)	—	(1,771)
	$33,071	$(1,771)	$—	$31,300
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
The following summarized changes in contingent consideration liabilities in during the six months ended September 30, 2012:

Balance at March 31, 2012	$—
Contingent consideration	3,844
Balance at September 30, 2012	$3,844

Key assumptions include a discount rate of 8% and that New Video will achieve 100% of its business unit financial performance target in each of the three fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount described in Note 1. As of September 30, 2012, the amount recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimate had not changed.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and six months ended September 30, 2012 and 2011, no impairment charge from continuing operations for long-lived assets was recorded.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1, goodwill increased as a result of the New Video Acquisition. During the three and six months ended September 30, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continuing operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	1,336	—	1,336
As of September 30, 2012	$—	$—	$4,197	$2,904	$—	$7,101

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

STOCK-BASED COMPENSATION

During the three months ended September 30, 2012 and 2011, the Company recorded employee stock-based compensation from continuing operations expense of $528 and $464, respectively.  During the six months ended September 30, 2012 and 2011, the Company recorded employee stock-based compensation from continuing operations expense of $1,014 and $918, respectively.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2012 and 2011 was $0.79 and $0.88, respectively.  The weighted-average grant-date fair value of options granted during the six months ended September 30, 2012 and 2011 was $0.92. There were no stock options exercised during the three and six months ended September 30, 2012 and 2011.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2012	2011	2012	2011
Range of risk-free interest rates	0.6 - 0.7%	0.9 - 1.7%	0.6 - 0.9%	0.9 - 2.1%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	75.17 - 75.55%	76.0 - 77.6%	75.17 - 76.01%	77.2 - 78.0%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Direct operating	$26	$12	$48	$21
Selling, general and administrative	466	396	893	823
Research and development	36	56	73	74
	$528	$464	$1,014	$918

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Basic and diluted net loss per share are computed independently for each of the periods presented. Therefore, the sum of basic and diluted net loss per share information for each of the three months ended June 30, 2012 and September 30, 2012 may not equal basic and diluted net loss per share information for the six months ended September 30, 2012.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and six months ended September 30, 2012 and 2011 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 20,827,897 shares and 25,475,314 shares as of September 30, 2012 and 2011, respectively, were excluded from the computation as it would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards
In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard on October 1, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

Recently Issued Standards
In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company is currently evaluating the impact of the update and does not expect the update to have a material impact to its condensed consolidated financial statements.

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

In November 2011, pursuant to an asset purchase agreement, the Company sold to a third party the majority of assets of Cinedigm's physical and electronic distribution business and trailer distribution business for $1,000 before transaction expenses of $277, and recognized a loss on the sale of $4,606 for the fiscal year ended March 31, 2012. Concurrently on completion of this transaction, the Company classified $200 of net assets of its non-theatrical DMS business which were not sold as part of this transaction as held for sale and classified these assets as discontinued operations which the Company intended to sell within the next twelve months. These DMS non-theatrical assets were written down in value by $800 during the fiscal year ended March 31, 2012. DMS was formerly part of the Services segment.

In May 2012, pursuant to an asset purchase agreement, the Company sold to a third party the remaining net assets of its non-theatrical DMS business for $200. The Company did not recognize a gain or loss on the sale during the three months ended June 30, 2012. In connection with the sale and in consideration of other payments made by the Company on behalf of the buyer, the Company received a secured promissory note from the third party for $260 representing the sale proceeds and other amounts advanced by the Company on behalf of the third party. The promissory note, which bears interest of 5% per annum, was originally due on October 19, 2012 and has an outstanding balance of $189 as of September 30, 2012. The promissory note will now be satisfied in exchange for services with the third party through December 31, 2013.

With the sale of the remaining net assets of its non-theatrical DMS business, there are no assets or liabilities held for sale as of September 30, 2012. The assets and liabilities held for sale as of March 31, 2012 were comprised of the following:

As of March 31, 2012
Accounts receivable, net and notes receivable	$14
Property and equipment, net	200
Assets held for sale	$214
Accounts payable and accrued expenses	$75
Liabilities as part of assets held for sale	$75

For the three and six months ended September 30, 2012, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. For the three and six months ended September 30, 2011, the loss from discontinued operations is comprised of USM, DMS and the Pavilion Theatre. The loss from discontinued operations was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$4,802	$67	$10,332
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	—	3,081	178	7,260
Selling, general and administrative	(10)	1,189	107	3,034
Provision for doubtful accounts	—	83	36	171
Research and development	—	(9)	—	—
Depreciation of property and equipment	—	672	—	1,612
Amortization of intangible assets	—	191	—	911
Total operating (income) expenses	(10)	5,207	321	12,988
Income (loss) from operations	10	(405)	(254)	(2,656)
Interest expense	—	(8)	—	(185)
Other expense, net	—	(1)	(20)	(6)
Gain on disposal	—	846	—	910
Income (loss) from discontinued operations	$10	$432	$(274)	$(1,937)

4. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in Holdings

As discussed in Note 2, Holdings, a subsidiary of Access Digital Cinema Phase 2, Corp. ("ADCP2"), which is wholly owned by the Company, and its wholly owned limited liability company, Cinedigm Digital Funding 2, LLC was created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. Holdings assists customers in procuring the necessary equipment in the conversion of their Systems by providing the necessary financing, equipment, installation and related ongoing services. Holdings is a VIE, as defined in ASC 810, indirectly wholly owned by the Company. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although Holdings is indirectly wholly owned by the Company, a third party, which also has a variable interest in Holdings, along with an independent third party manager and the Company must mutually approve all business activities and transactions that significantly impact Holdings' economic performance. The Company has thus assessed its variable interests in Holdings and determined that it is not the primary beneficiary of Holdings and therefore accounts for its investment in Holdings under the equity method of accounting. In completing our assessment, the Company identified the activities that it considers most significant to the economic performance of Holdings and determined that we do not have the power to direct those activities. As a result, Holdings' financial position and results of operations are not consolidated in the financial position and results of operations of the Company.

The Company's maximum exposure to loss as it relates to Holdings as of September 30, 2012 includes:

•	The investment in the equity of Holdings of $2,152; and

•	Accounts receivable due from Holdings for service fees under its master service agreement of $863.

During the three and six months ended September 30, 2012, the Company received $470 and $894 in aggregate revenues from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of our investment in Holdings for the six months ended September 30, 2012 are as follows:

Balance at March 31, 2012	$1,490
Equity contributions	—
Equity in income of Holdings	662
Balance at September 30, 2012	$2,152

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of September 30, 2012		As of March 31, 2012
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans, net of debt discount	$24,869	$73,749	$24,151	$93,399
KBC Facilities	8,135	39,508	11,339	40,929
P2 Vendor Note	87	570	94	623
P2 Exhibitor Notes	61	380	60	394
Total non-recourse notes payable	$33,152	$114,207	$35,644	$135,345

2010 Note, net of debt discount	$—	$92,161	$—	$87,354
Total recourse notes payable	$—	$92,161	$—	$87,354
Total notes payable	$33,152	$206,368	$35,644	$222,699

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

	As of September 30, 2012	As of March 31, 2012
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(3,993)	(5,066)
PIK Interest	21,154	17,420
2010 Note, net	$92,161	$87,354
Less current portion	—	—
Total long term portion	$92,161	$87,354

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April

2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent, paying agent for the lenders party thereto and certain other secured parties and subsequently as collateral agent.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to a credit facility with General Electric Capital Corporation and the $9,600 vendor financing obtained previously in August 2007, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into special blocked accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities, which totaled $6,565 and $8,447 as of September 30, 2012 and March 31, 2012, respectively.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of both September 30, 2012 and March 31, 2012.

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

	As of September 30, 2012	As of March 31, 2012
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(72,852)	(53,777)
Discount on 2010 Term Loans	(1,030)	(1,173)
2010 Term Loans, net	98,618	117,550
Less current portion	(24,869)	(24,151)
Total long term portion	$73,749	$93,399

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

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in 28 equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended September 30, 2012, there was no amount drawn down on the KBC Facility #1. As of September 30, 2012, there was no outstanding principal balance of the KBC Facility #1. As of March 31, 2012, the outstanding principal balance of the KBC Facility #1 was $3,059.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended September 30, 2012, there was no amount drawn down on the KBC Facility #2. As of September 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #2 was $2,140 and $2,347, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended September 30, 2012, $64 has been drawn down on the KBC Facility #3. As of September 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #3 was $17,750 and $20,221, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended September 30, 2012, there was no amount drawn down on the KBC Facility #4. As of September 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #4 was $11,410 and $12,361, respectively.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended September 30, 2012, there was no amount drawn down on the KBC Facility #5. As of September 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #5 was $10,609 and $11,425, respectively.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended September 30, 2012, $1,735 has been drawn down on the KBC Facility #6. As of September 30, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #6 was $5,734 and $2,855, respectively.

At September 30, 2012, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

In September 2012, the Company increased the number of shares of Class A Common Stock authorized for issuance by 30,000,000 shares and redesignated the 13,759,000 unissued shares of Class B Common Stock as shares of Class A Common Stock, resulting in a total of 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.
On April 19, 2012, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with B. Riley & Co., LLC (“B. Riley”) pursuant to which B. Riley agreed to act as underwriter of 3,885,004 shares of the Company’s Class A common stock being offered, and on April 20, 2012, the Company entered into an underwriting agreement (the “Second Underwriting Agreement” and, together with the First Underwriting Agreement, the “Underwriting Agreements”) with B. Riley as Representative of the several underwriters (the “Underwriters”), pursuant to which the Underwriters agreed to act as underwriters of an additional 3,257,853 shares of the Company’s Class A common stock being offered. The securities, consisting of a total of 7,142,857 shares, were offered by the Company pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on April 9, 2012 (File No. 333-179970) and an applicable prospectus supplement (the “Underwritten Offering”). Pursuant to the Underwriting Agreements and subject to the terms and conditions expressed therein (i) the Underwriters offered such securities to the public at the public offering price of $1.40 and (ii) the Company agreed to sell these securities to the Underwriters at a purchase price equal to $1.316 per share, representing a per security discount equal to 6.0% of the public offering price per security, provided that, with respect to the shares sold pursuant to the First Underwriting Agreement, the discount also included an aggregate amount equal to $100. At the Underwriters’ discretion, the Underwriters had a 30 day option to buy up to an additional 714,286 shares from the Company at the public offering price less the underwriting discounts and commissions to cover these sales. On April 23, 2012, the Underwriters exercised the entire over-allotment option. The Company also agreed to bear the expenses of the Underwritten Offering. The closing of the Underwritten Offering occurred on April 25, 2012, resulting in net proceeds to the Company of $10.0 million.

On April 26, 2012, the holder of 25,000 shares of the Company's Class B common stock converted all of the Class B shares into 25,000 Class A common stock shares. Accordingly the Company no longer has any Class B common stock outstanding.

PREFERRED STOCK

Cumulative dividends in arrears on the Preferred Stock at September 30, 2012 and March 31, 2012 was $89 and $67, respectively.

CINEDIGM’S EQUITY INCENTIVE PLAN

The Company’s equity incentive plan (“the Plan”) previously provided for the issuance of up to 6,300,000 shares of Class A Common Stock to employees, outside directors and consultants. At the Annual Meeting of Stockholders on September 12, 2012 of the Company, the stockholders of the Company approved an amendment to the Plan to increase the total number of shares of the Company's Class A Common Stock available for issuance to 9,300,000 shares.

Stock Options

During the six months ended September 30, 2012, under the Plan, the Company granted stock options to purchase 634,500 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $1.72 per share, which will vest equally over a 4 year period.  As of September 30, 2012, the weighted average exercise price for outstanding stock options is $2.14 and the weighted average remaining contractual life is 7.43 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2012	3,690,790	$2.27
Granted	634,500	1.52
Exercised	—	—
Cancelled	(47,150)	3.30
Balance at September 30, 2012	4,278,140	2.14

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the six months ended September 30, 2012, the Company did not grant any restricted stock or restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2012	157,198	$1.18
Granted	—	—
Vested	(122,601)	1.12
Cancelled	(9,840)	1.34
Balance at September 30, 2012	24,757	1.40

WARRANTS

At September 30, 2012, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

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

As of September 30, 2012, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with various motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2012, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of September 30, 2012, the Company has purchased Systems under this agreement for an accumulated total of $65,007 and has no purchase obligations for additional Systems.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Six Months Ended September 30,
	2012	2011
Cash interest paid	$10,408	$9,131
Accretion of preferred stock discount	$55	$55
Accrued dividends on preferred stock	$178	$178
Issuance of Class A Common Stock in connection with New Video acquisition	$3,813	$—
Issuance of Class A Common Stock to Board of Directors for services	$323	$370

9.	SEGMENT INFORMATION

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

Software	Develops and licenses software to the theatrical distribution and exhibition industries, provides ASP services, and provides software enhancements and consulting services.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
CEG
Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors and ancillary home entertainment markets, including, digital, video-on-demand, blue-ray disc and DVD.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of September 30, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$367	$10	$56	$14,738	$—	$15,171
Total goodwill	$—	$—	$4,197	$2,904	$—	$7,101
Total assets	$147,804	$82,543	$18,109	$38,608	$12,980	$300,044

Notes payable, non-recourse	$98,618	$48,741	$—	$—	$—	$147,359
Notes payable	—	—	—	—	92,161	92,161
Capital leases	—	—	—	5	5,342	5,347
Total debt	$98,618	$48,741	$—	$5	$97,503	$244,867

	As of March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$390	$13	$46	$17	$—	$466
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$166,020	$84,394	$15,364	$2,284	$21,861	$289,923
Assets held for sale						214
Total assets						$290,137

Notes payable, non-recourse	$117,550	$53,439	$—	$—	$—	$170,989
Notes payable	—	—	—	—	87,354	87,354
Capital leases	—	—	—	—	5,430	5,430
Total debt	$117,550	$53,439	$—	$—	$92,784	$263,773

	Statements of Operations
	For the Three Months Ended September 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,615	$3,525	$4,866	$3,603	$—	$22,609
Intersegment revenues (1)	—	—	1,136	11	—	1,147
Total segment revenues	10,615	3,525	6,002	3,614	—	23,756
Less: Intersegment revenues	—	—	(1,136)	(11)	—	(1,147)
Total consolidated revenues	$10,615	$3,525	$4,866	$3,603	$—	$22,609
Direct operating (exclusive of depreciation and amortization shown below) (2)	94	158	1,280	1,396	—	2,928
Selling, general and administrative	56	26	906	2,192	3,126	6,306
Plus: Allocation of Corporate overhead	—	—	1,221	900	(2,121)	—
Research and development	—	—	36	—	—	36
Provision for doubtful accounts	53	15	10	—	—	78
Restructuring expenses	—	—	—	340	—	340
Depreciation and amortization of property and equipment	7,137	1,828	35	5	115	9,120
Amortization of intangible assets	12	1	6	203	1	223
Total operating expenses	7,352	2,028	3,494	5,036	1,121	19,031
Income (loss) from operations	$3,263	$1,497	$1,372	$(1,433)	$(1,121)	$3,578

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $396 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$19	$7	$—	$26
Selling, general and administrative	—	—	17	21	428	466
Research and development	—	—	36	—	—	36
Total stock-based compensation	$—	$—	$72	$28	$428	$528

	Statements of Operations
	For the Three Months Ended September 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$11,745	$3,916	$4,721	$646	$—	$21,028
Intersegment revenues (1)	—	—	1,517	—	—	1,517
Total segment revenues	11,745	3,916	6,238	646	—	22,545
Less: Intersegment revenues	—	—	(1,517)	—	—	(1,517)
Total consolidated revenues	$11,745	$3,916	$4,721	$646	$—	$21,028
Direct operating (exclusive of depreciation and amortization shown below) (2)	118	50	950	579	—	1,697
Selling, general and administrative	52	32	716	592	2,679	4,071
Plus: Allocation of Corporate overhead	—	—	1,920	89	(2,009)	—
Research and development	—	39	(4)	—	—	35
Depreciation and amortization of property and equipment	7,139	1,599	27	1	103	8,869
Amortization of intangible assets	12	2	1	67	(5)	77
Total operating expenses	7,321	1,722	3,610	1,328	768	14,749
Income (loss) from operations	$4,424	$2,194	$1,111	$(682)	$(768)	$6,279

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $152 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$11	$1	$—	$12
Selling, general and administrative	—	—	65	—	331	396
Research and development	—	—	56	—	—	56
Total stock-based compensation	$—	$—	$132	$1	$331	$464

	Statements of Operations
	For the Six Months Ended September 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$21,050	$7,077	$9,018	$6,368	$—	$43,513
Intersegment revenues (1)	—	—	2,289	18	—	2,307
Total segment revenues	21,050	7,077	11,307	6,386	—	45,820
Less: Intersegment revenues	—	—	(2,289)	(18)	—	(2,307)
Total consolidated revenues	$21,050	$7,077	$9,018	$6,368	$—	$43,513
Direct operating (exclusive of depreciation and amortization shown below) (2)	209	324	2,396	2,434	—	5,363
Selling, general and administrative	73	51	1,796	3,887	6,392	12,199
Plus: Allocation of Corporate overhead	—	—	2,484	1,824	(4,308)	—
Research and development	—	—	74	—	—	74
Provision for doubtful accounts	105	31	18	—	—	154
Restructuring expenses	—	—	—	340	—	340
Merger and acquisition expenses	—	—	—	—	1,267	1,267
Depreciation and amortization of property and equipment	14,275	3,629	77	10	226	18,217
Amortization of intangible assets	23	3	13	341	1	381
Total operating expenses	14,685	4,038	6,858	8,836	3,578	37,995
Income (loss) from operations	$6,365	$3,039	$2,160	$(2,468)	$(3,578)	$5,518

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $527 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$37	$11	$—	$48
Selling, general and administrative	—	—	32	38	823	893
Research and development	—	—	73	—	—	73
Total stock-based compensation	$—	$—	$142	$49	$823	$1,014

	Statements of Operations
	For the Six Months Ended September 30, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$23,329	$6,901	$7,938	$901	$—	$39,069
Intersegment revenues (1)	—	—	3,078	131	—	3,209
Total segment revenues	23,329	6,901	11,016	1,032	—	42,278
Less: Intersegment revenues	—	—	(3,078)	(131)	—	(3,209)
Total consolidated revenues	$23,329	$6,901	$7,938	$901	$—	$39,069
Direct operating (exclusive of depreciation and amortization shown below) (2)	228	124	1,970	968	—	3,290
Selling, general and administrative	175	90	1,590	1,009	4,617	7,481
Plus: Allocation of Corporate overhead	—	—	3,366	178	(3,544)	—
Research and development	—	39	51	—	—	90
Depreciation and amortization of property and equipment	14,278	3,232	46	2	165	17,723
Amortization of intangible assets	24	3	8	134	—	169
Total operating expenses	14,705	3,488	7,031	2,291	1,238	28,753
Income (loss) from operations	$8,624	$3,413	$907	$(1,390)	$(1,238)	$10,316

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $364 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$18	$3	$—	$21
Selling, general and administrative	—	—	106	—	717	823
Research and development	—	—	74	—	—	74
Total stock-based compensation	$—	$—	$198	$3	$717	$918

10.	RESTRUCTURING EXPENSES

During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction, lease termination and severance and employee related charge of $1,207. During the six months ended September 30, 2012, the Company paid $638 of the amounts that were accrued as of March 31, 2012.

During the three months ended September 30, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulted in a workforce reduction and severance and employee related expense of $340.

A summary of activity for restructuring activities included in accounts payable and accrued expenses is as follows:

Balance at March 31, 2012	Total Cost	Amounts Paid	Balance at September 30, 2012
$953	$340	$(638)	$655

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

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. (“New Video”), an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, BD, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. In addition, the Company has agreed to register the resale of the shares of Class A common stock paid as part of the purchase price. The New Video Acquisition was consummated on April 20, 2012. The Company is currently in the process of finalizing the fair value of assets acquired and liabilities assumed. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the three months ended June 30, 2012.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
Holdings
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $2,611 and $230 during the three months ended September 30, 2012 and 2011, respectively, and we have an accumulated deficit of $228,985 as of September 30, 2012. Included in our consolidated net losses were $10 and $432 during the three months ended September 30, 2012 and 2011, respectively, of income attributed to discontinued operations. We also have significant contractual obligations related to our debt for the remainder of the fiscal year ended March 31, 2013 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at September 30, 2012, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least September 30, 2013. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended September 30, 2012 and 2011

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$10,615	$11,745	$(1,130)	(10)%
Phase II Deployment	3,525	3,916	(391)	(10)%
Services	4,866	4,721	145	3%
Content & Entertainment	3,603	646	2,957	458%
	$22,609	$21,028	$1,581	8%
Revenues increased $1.6 million or 8% during the three months ended September 30, 2012 with the organic growth in revenues in Content and Entertainment as well as the New Video Acquisition, more than offsetting a decrease in deployment revenues. The year on year comparison in Services was also impacted as the three months ended September 30, 2011 was our largest deployment quarter ever with 1,455 screens installed as compared to 875 screens installed during the three months ended September 30, 2012. In addition, deployment revenues in Phase 1 and Phase 2 declined due to a number of unexpected releasing decisions during the period made by the major studios: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the third and fourth quarters of this fiscal year as well as the first quarter of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Phase 2 Digital Cinema's ("DC") financed Systems installed and ready for content increased to 2,359 at September 30, 2012 from 1,580 Systems at September 30, 2011. Non-deployment revenues grew 58% period over period inclusive of New Video and 5% period on period assuming New Video had been included within the three months ended September 30, 2011 operating results.
The $0.1 million, or 3%, increase in revenues in the Services segment was primarily due to a modest increase in digital cinema servicing fees as 875 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed during the three months ended September 30, 2012 and a total of 7,128 installed Phase 2 Systems were generating service fees in contrast to 4,258 Phase 2 Systems at September 30, 2011. Software revenues also declined modestly as an increase in TDS license fees and recurring exhibition software maintenance fees offset much of the reduction in Phase 2 installations and resulting license fees as compared to the prior year period. The fiscal quarter ended September 30, 2011 was the Company's largest deployment quarter ever with 1,455 Phase 2 installations driving digital cinema activation fees and software license fees to be approximately $2.4 million higher than earned from the 875 installations this quarter, the Company's second highest quarter ever. We expect continued growth in services as we (i) complete the remaining deployments from our 1,406 domestic screen backlog; (ii) commence international servicing and software installations in Australia, the Caribbean and Europe in the fourth quarter of the current fiscal year; (iii) recognize additional revenues from recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iv) continue growth in software and cinema services from our strong sales pipeline.
As of September 30, 2012, Cinedigm provides its digital cinema services through both its Phase II deployment subsidiary and third party Exhibitor-Buyer Structure customers to a total of 7,128 Phase 2 DC screens in comparison to 4,258 at September 30, 2011 and 5,609 at March 31, 2012. Cinedigm also services an additional 3,724 screens in its Phase I deployment subsidiary as of September 30, 2012. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and will receive fees through the Exhibitor-Buyer Structure and CDF2 Holdings, LLC ("Holdings").

The CEG business expanded significantly to revenues of $3.6 million due to organic growth and the acquisition of New Video which was completed on April 20, 2012 during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues increased 8%, period over period, inclusive of New Video in both periods. CEG has grown its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as expanded the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blue Ray). CEG is utilizing the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. During the seasonally slow three months ended September 30, 2012, CEG acquired the distribution rights to 1 additional independent film and ended the quarter with 6 independent films under contract. Subsequent to quarter end, CEG has acquired 4 additional independent films for a total of 10 acquired during this fiscal year and has an active acquisition pipeline. CEG expects to release 7 of these movies in the current fiscal year with The Citadel having been released theatrically on November 9th and In Our Nature to be released on December 7th. In addition, CEG theatrically released its first movie from this ten movie slate, The Invisible War, in June 2012. CEG recognized modest theatrical and ancillary revenues in this quarter as the title was not released into ancillary markets until very late September 2012. Based upon ancillary revenue pre-sales, as well as preliminary transactional video-on-demand results, CEG will be profitable on this title.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$94	$118	$(24)	(20)%
Phase II Deployment	158	50	108	216%
Services	1,280	950	330	35%
Content & Entertainment	1,396	579	817	141%
	$2,928	$1,697	$1,231	73%
Direct operating expenses increased by 73% due to the acquisition of New Video and the resulting 58% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs increased by $0.5 million from the three months ended September 30, 2011. The decrease in direct operating costs in the Phase I Deployment segment was primarily due to modest decreases in property taxes and insurance incurred on deployed Systems. The increase in direct operating costs in the Phase II Deployment segment was primarily due to increases in property taxes and insurance incurred as a result of increased deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts.  The increase in the Content & Entertainment segment was directly related to our acquisition of New Video along with a large indie direct fee for service movie release. In addition, we incurred approximately $0.15 million of “J-Curve” expenses related to advances and marketing for movie releases during the three months ended September 30, 2012 that we expect to be offset by revenues in future quarters from ancillary home entertainment revenue streams. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$56	$52	$4	8%
Phase II Deployment	26	32	(6)	(19)%
Services	906	716	190	27%
Content & Entertainment	2,192	592	1,600	270%
Corporate	3,126	2,679	447	17%
	$6,306	$4,071	$2,235	55%
Selling, general and administrative expenses increased $2.2 million or 55% in support of the 58% increase in non-deployment revenues. Total selling, general and administrative expense declined by approximately 1% period over period inclusive of New Video in both periods. This limited expense growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year 2012 and focused expense management. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added sales resources during the previous fiscal year to support the expanding digital cinema exhibitor servicing efforts as well as additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 270% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the addition of financial and corporate resources from New Video; (ii) increased insurance, accounting and legal expenses related to our business growth and the acquisition of New Video; and (iii) increased travel and sales costs.   Future increases in selling, general and

administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Restructuring expense

During the three months ended September 30, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulted in a workforce reduction and severance and employee related expense of $340.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$7,137	$7,139	$(2)	—%
Phase II Deployment	1,828	1,599	229	14%
Services	35	27	8	30%
Content & Entertainment	5	1	4	400%
Corporate	115	103	12	12%
	$9,120	$8,869	$251	3%
Depreciation and amortization expense increased $0.3 million or 3%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012.   We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as limited future Phase 2 DC Systems will be added that require consolidation on our balance sheet and we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the additional depreciation from New Video and additional depreciation and amortization related to our acquisition of content distribution rights.

Interest expense

	For the Three Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$2,080	$2,714	$(634)	(23)%
Phase II Deployment	602	522	80	15%
Corporate	4,599	4,333	266	6%
	$7,281	$7,569	$(288)	(4)%
Interest expense decreased $0.3 million or 4%.  The 23% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.  Interest increased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we added approximately $14.0 million of additional non-recourse Phase 2 debt during the fiscal year ended March 31, 2012 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase modestly with the growth in deployments during the fiscal year ending March 31, 2013 as the Company does not expect to incur any significant increase in non-recourse indebtedness to fund these deployments. The increase in interest paid and accrued within Corporate is related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $2.4 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively. PIK interest was $1.9 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. The remaining amounts for the three months ended September 30, 2012 and 2011 represent the accretion of $0.4 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.1 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.
Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a gain of $0.3 million for the three months ended September 30, 2012 and a loss of $0.8 million for the three months ended September 30, 2011.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation, allocated costs attributable to discontinued operations, restructuring expenses, merger and acquisition expenses, allowance for doubtful accounts and certain other items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (See Note 11 Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries.

The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $14.1 million for the three months ended September 30, 2012 in comparison to $16.9 million for the three months ended September 30, 2011. Adjusted EBITDA from non-deployment businesses increased 48% from the quarter ended June 30, 2012 to $1.2 million during the three months ended September 30, 2012, and fell from from $3.2 million during the three months ended September 30, 2011. This decline was primarily driven by two factors: (i) the fiscal year 2012 second quarter was Cinedigm's largest deployment quarter ever with 1,455 screens installed versus 875 this quarter representing an approximately $2.3 million difference year over year in digital cinema services and software EBITDA from the reduction in installations; (ii) as previously discussed, a number of unexpected releasing decisions made by the major studios reduced deployment EBITDA by $0.8 million as compared to prior year: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the third and fourth quarters of this fiscal year as well as the first and second quarters of the next fiscal year.Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Finally, as previously described and inclusive in these results, the Company incurred approximately $0.15 million of "J-Curve" content distribution costs in the three months ended September 30, 2012 in advance of earning ancillary home entertainment revenues. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the remaining growth in service revenues is expected to be through installations within the Exhibitor-Buyer Structure or Systems financed by Holdings, which the Company does not consolidate into its Consolidated Statements of Operations. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video, the Company expects Adjusted EBITDA performance to continue to improve during the remainder of the fiscal year ended March 31, 2013 relative to prior year results although the Company intends to invest in the growth of its business through the acquisition of content distribution rights and through related marketing related expenditures as well as through continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended September 30,
($ in thousands)	2012	2011
Net loss from continuing operations	$(2,621)	$(662)
Add Back:
Amortization of capitalized software costs	277	152
Depreciation and amortization of property and equipment	9,120	8,869
Amortization of intangible assets	223	77
Interest income	(3)	(24)
Interest expense	7,281	7,569
Other income, net	(193)	(385)
Income on investment in non-consolidated entity	(631)	—
Change in fair value of interest rate swap	(255)	(219)
Stock-based expenses	(5)	562
Stock-based compensation	528	464
Restructuring expenses	340	—
Allocated costs attributable to discontinued operations	—	504
Adjusted EBITDA	$14,061	$16,907

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(8,965)	$(8,738)
Amortization of intangible assets	(13)	(15)
Income from operations	(4,760)	(6,611)
Intersegment services fees earned (1)	898	1,702
Adjusted EBITDA from non-deployment businesses	$1,221	$3,245

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Results of Continuing Operations for the Six Months Ended September 30, 2012 and 2011

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$21,050	$23,329	$(2,279)	(10)%
Phase II Deployment	7,077	6,901	176	3%
Services	9,018	7,938	1,080	14%
Content & Entertainment	6,368	901	5,467	607%
	$43,513	$39,069	$4,444	11%
Revenues increased $4.4 million or 11% during the six months ended September 30, 2012 with the organic growth in revenues in Content and Entertainment as well as the New Video Acquisition, more than offsetting a decrease in deployment revenues. Phase 1 and Phase 2 Deployment revenues declined by $2.1 million for the six months ended September 30, 2012 due to a number of unexpected releasing decisions made by the major studios: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the third and fourth quarters of this fiscal year as well as the first and second quarters of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Phase 2 DC's financed Systems installed and ready for content were 2,359 at September 30, 2012 from 1,580 at September 30, 2011. Non-deployment revenues grew 74% period over period inclusive of New Video and 9% period on period assuming New Video had been included within the six months ended September 30, 2011 operating results.
The $1.1 million, or 14%, increase in revenues in the Services segment was primarily due to (i) increased digital cinema servicing fees as 1,519 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed during the six months ended September 30, 2012 and a total of 7,128 installed Phase 2 Systems were generating service fees in contrast to 4,258 Phase 2 Systems at September 30, 2011; and (ii) a flat year on year results in Software license fee and maintenance revenues reflecting the decline in Phase 2 installations offset by increased license and maintenance fees from other studio and exhibition software license and maintenance fees. We expect continued growth in services as we (i) complete the remaining deployments from our 1,406 domestic screen backlog; (ii) commence international servicing and software installations in Australia, the Caribbean and Europe in the fourth quarter of the current fiscal year; and (iii) experience continued growth in software and digital cinema services from our strong sales pipeline.

As of September 30, 2012, Cinedigm provides its digital cinema services through both its Phase II deployment subsidiary and third party Exhibitor-Buyer Structure customers to a total of 7,128 Phase 2 DC screens in comparison to 4,258 at September 30, 2011 and 5,609 at March 31, 2012. Cinedigm also services an additional 3,724 screens in its Phase I deployment subsidiary as of September 30, 2012. We will deploy additional Phase 2 DC Systems under various non-recourse credit facility commitments and will receive fees through the Exhibitor-Buyer Structure and Holdings.

The CEG business expanded significantly to revenues of $6.4 million due to organic growth and the acquisition of New Video which was completed on April 20, 2012 during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues increased by $0.2 million, period over period, inclusive of New Video in both periods. CEG has grown its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as expand the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blue Ray). CEG is utilizing the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. During the six months ended September 30, 2012, CEG acquired the distribution rights to 3 additional independent films and ended the period with 6 independent films acquired. Subsequent to quarter end, CEG has acquired 4 additional independent films for a total of 10 acquired this fiscal year and has an active acquisition pipeline. CEG expects to release 7 of these movies in this fiscal year with The Citadel having been released theatrically on November 9th and In Our Nature to be released on December 7th. In addition, CEG theatrically released its first movie from this slate, The Invisible War, in June 2012. CEG recognized little theatrical and ancillary revenues in this period as the title was not released into ancillary markets until very late September 2012. Based upon ancillary revenue pre-sales as well as preliminary transactional video-on-demand results, CEG will be profitable on this title.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$209	$228	$(19)	(8)%
Phase II Deployment	324	124	200	161%
Services	2,396	1,970	426	22%
Content & Entertainment	2,434	968	1,466	151%
	$5,363	$3,290	$2,073	63%
Direct operating expenses increased by 63% due to the acquisition of New Video and the resulting 74% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs increased by $0.7 million from the six months ended September 30, 2011. The flat operating costs in the Phase I Deployment segment and the modest increase in direct operating costs in the Phase II Deployment segment was primarily due to respective decreases and increases in property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts.  The increase in the Content & Entertainment segment was directly related to our acquisition of New Video along with a large indie direct fee for service movie release. In addition, we incurred approximately $0.4 million of “J-Curve” expenses related to advances and marketing for movie releases during the six months ended September 30, 2012 that we expect to result in revenues in future quarters from ancillary home entertainment revenue streams. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$73	$175	$(102)	(58)%
Phase II Deployment	51	90	(39)	(43)%
Services	1,796	1,590	206	13%
Content & Entertainment	3,887	1,009	2,878	285%
Corporate	6,392	4,617	1,775	38%
	$12,199	$7,481	$4,718	63%
Selling, general and administrative expenses increased $4.7 million or 63% in support of the 74% increase in non-deployment revenues. Total selling, general and administrative expense declined approximately 1% period over period inclusive of New Video in both periods. This expense growth rate below the revenue growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year ended March 31, 2012 and focused expense management. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding digital cinema exhibitor management efforts as well as additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 38% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the addition of financial and corporate resources from New Video; (ii) increased insurance, accounting and legal expenses related to our business growth and the acquisition of New Video; and (iii) increased travel and sales costs.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses for the six months ended September 30, 2012 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Restructuring expense

During the three months ended September 30, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulted in a workforce reduction and severance and employee related expense of $340.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$14,275	$14,278	$(3)	—%
Phase II Deployment	3,629	3,232	397	12%
Services	77	46	31	67%
Content & Entertainment	10	2	8	400%
Corporate	226	165	61	37%
	$18,217	$17,723	$494	3%
Depreciation and amortization expense increased $0.5 million or 3%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012.   We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as limited future Phase 2 DC Systems will be added that require consolidation on our balance sheet and we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the acquisition of New Video results and additional depreciation and amortization related to our acquisition of content distribution rights.

Interest expense

	For the Six Months Ended September 30,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$4,392	$5,442	$(1,050)	(19)%
Phase II Deployment	1,217	1,059	158	15%
Corporate	9,149	8,439	710	8%
	$14,758	$14,940	$(182)	(1)%
Interest expense decreased $0.2 million or 1%.  The 19% increase in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.  Interest increased within the Phase II Deployment segment related to the KBC Facilities as we added approximately $14.0 million of additional non-recourse Phase 2 debt during the fiscal year ended March 31, 2012 to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to increase modestly with the growth in deployments during the fiscal year ending March 31, 2013 as the Company does not expect to incur any significant increase in non-recourse indebtedness to fund these deployments. The increase in interest paid and accrued within Corporate is related to the 2010 Note.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $4.8 million and $4.6 million for the six months ended September 30, 2012 and 2011, respectively. PIK interest was $3.7 million and $3.4 million for the six months ended September 30, 2012 and 2011, respectively. The remaining amounts for the six months ended September 30, 2012 and 2011 represent the accretion of $0.9 million on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.2 million on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps
The change in fair value of the interest rate swaps was a gain of $0.7 million for the six months ended September 30, 2012 and a loss of $0.6 million for the six months ended September 30, 2011.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Adjusted EBITDA
The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $27.6 million for the six months ended September 30, 2012 in comparison to $30.6 million for the six months ended September 30, 2011. Adjusted EBITDA from non-deployment businesses was $2.0 million during the six months ended September 30, 2012, declining from $4.1 million during the six months ended September 30, 2011. This decline was primarily driven by two factors: (i) the first half of fiscal year 2012 was Cinedigm's largest deployment period ever with 2,059 screens installed versus 1,526 screens this fiscal year representing an approximately $2.7 million difference period over period in digital cinema services and software EBITDA from the reduction in installations; (ii) as previously discussed, a number of unexpected releasing decisions made by the major studios reduced deployment EBITDA by $0.8 million as compared to prior year: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the third and fourth quarters of this fiscal year as well as the first and second quarters of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Finally, as previously described and inclusive in these results, the Company incurred approximately $0.4 million of "J-Curve" content distribution costs in the six months ended September 30, 2012 in advance of earning ancillary home entertainment revenues. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the remaining growth in service revenues is expected to be through installations within the Exhibitor-Buyer Structure or Systems financed by Holdings, which the Company does not consolidate into its Consolidated Statements of Operations. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video, the Company expects Adjusted EBITDA performance to continue to improve during the remainder of the fiscal year ended March 31, 2013 relative to prior year results although the Company intends to invest in the growth of its business through the acquisition of content distribution rights and through related marketing related expenditures as well as through continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Six Months Ended September 30,
($ in thousands)	2012	2011
Net loss from continuing operations	$(7,489)	$(4,686)
Add Back:
Amortization of capitalized software costs	527	364
Depreciation and amortization of property and equipment	18,217	17,723
Amortization of intangible assets	381	169
Interest income	(22)	(75)
Interest expense	14,758	14,940
Other income, net	(391)	(431)
Income on investment in non-consolidated entity	(662)	—
Change in fair value of interest rate swap	(676)	568
Stock-based expenses	300	562
Stock-based compensation	1,014	918
Merger and acquisition expenses	1,267	—
Restructuring expenses	340	—
Allocated costs attributable to discontinued operations	—	504
Adjusted EBITDA	$27,564	$30,556

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(17,904)	$(17,510)
Amortization of intangible assets	(26)	(27)
Income from operations	(9,404)	(12,037)
Intersegment services fees earned (1)	1,816	3,078
Adjusted EBITDA from non-deployment businesses	$2,046	$4,060

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended September 30, 2012 and 2011, the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets of our continuing operations.

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

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1 to the financial statements, goodwill increased as a result of the New Video Acquisition. During the three months ended September 30, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continued operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	1,336	—	1,336
As of September 30, 2012	$—	$—	$4,197	$2,904	$—	$7,101

As of September 30, 2012, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks.  The Company's indefinite-lived asset resulted from the New Video Acquisition in April 2012. For the three months ended September 30, 2012 and 2011, no impairment charge was recorded for intangible assets.

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

Recent Accounting Pronouncements

Recently Adopted Standards
In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard on October 1, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

Recently Issued Standards
In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company is currently evaluating the impact of the update and does not expect the update to have a material impact to its condensed consolidated financial statements.

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

Our business is primarily driven by the rapidly expanding digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2011 there were approximately 42,000 domestic (United States and Canada) movie theatre screens and approximately 124,000 screens worldwide, of which approximately 28,000 of the domestic screens were equipped with digital cinema technology, and 10,852 of those screens contained our Systems and software. We anticipate the vast majority of the North American industry's screens to be converted to digital in the next 12 months. We have deployed 3,724 screens in our Phase I Deployment, and will continue to complete our efforts to convert up to an additional 10,000 domestic screens to digital in our Phase II Deployment through December 31, 2012, of which 7,128 Systems have been installed as of September 30, 2012. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets increases our growth opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth opportunities for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2012, the outstanding principal balance of the KBC Facilities was $47.6 million.

As of September 30, 2012, we had negative working capital, defined as current assets less current liabilities, of $6.7 million and cash and cash equivalents and restricted cash totaling $26.0 million.

Operating activities provided net cash of $15.2 million and $17.7 million for the six months ended September 30, 2012 and 2011, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the primary driver of its operating cash flow is the number of installed Systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. For the near term, the Company expects receivables to remain steady or decline as we enter the final stages of the Phase 2 Systems deployment. However, a significant portion of the current Phase 2 deployments are being made under the Exhibitor-Buyer Structure, where the Company passes the majority of the studio payments to the exhibitor, less an administrative fee, and therefore operating cash flow will be largely unaffected. The changes in the Company's trade accounts payable is also a significant factor, but even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities provided net cash of $1.2 million and used net cash of $10.9 million for the six months ended September 30, 2012 and 2011, respectively. The increase is primarily attributed to the sale of previously restricted available for sale investments, partially offset for cash paid for the purchase of New Video, net of cash acquired, and decreased purchases of Phase 2 DC Systems purchased compared to the prior year purchases.  We expect cash used in investing activities to decline significantly as we do not expect many additional Phase 2 DC System deployments to be funded by the Company. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $14.0 million and provided $0.3 million for the six months ended September 30, 2012 and 2011, respectively.  The repayment of the 2010 Term Loans and the KBC facility during the six months ended September 30, 2012 were offset in part by net proceeds from the sale of common stock in April, 2012.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of September 30, 2012:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Long-term recourse debt (1)	$111,446	$—	$111,446	$—	$—
Long-term non-recourse debt (2)	148,373	33,153	71,508	36,524	7,188
Capital lease obligations (3)	5,342	214	580	824	3,724
Debt-related obligations, principal	265,161	33,367	183,534	37,348	10,912
Interest on recourse debt	13,381	6,935	6,446	—	—
Interest on non-recourse debt	16,655	6,599	8,053	1,806	197
Interest on capital leases (3)	5,978	930	1,724	1,480	1,844
Total interest	36,014	14,464	16,223	3,286	2,041
Total debt-related obligations	$301,175	$47,831	$199,757	$40,634	$12,953
Operating lease obligations (4)	$5,330	$1,478	$2,892	$960	$—
Obligations to be included in operating expenses	$5,330	$1,478	$2,892	$960	$—
Total non-recourse debt including interest	$165,028	$39,752	$79,561	$38,330	$7,385

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $21.2 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Principally represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of September 30, 2012. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and Holdings. In addition, as discussed further in Note 2 to the Condensed Consolidated Financial Statements, the Company holds a 100% equity interest in Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, the Company is not the primary beneficiary of the VIE.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 53 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	November 13, 2012	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 13, 2012	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	November 13, 2012	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of Cinedigm Digital Cinema Corp., as amended.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation