Form 10-Q
period 2012-12-31
Cinedigm Digital Cinema Corp.
filed 2013-02-13
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-31810
___________________________________

Cinedigm Digital Cinema Corp.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

902 Broadway, 9th Floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)
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

As of February 11, 2013, 48,340,369 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM DIGITAL CINEMA CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,321	$17,843
Restricted available-for-sale investments	—	9,477
Accounts receivable, net	38,538	24,502
Deferred costs, current portion	2,199	2,228
Unbilled revenue, current portion	7,982	7,510
Prepaid and other current assets	7,249	1,121
Note receivable, current portion	478	498
Assets held for sale	—	214
Total current assets	73,767	63,393
Restricted cash	5,751	5,751
Security deposits	241	207
Property and equipment, net	178,275	200,974
Intangible assets, net	14,439	466
Capitalized software costs, net	6,650	5,156
Goodwill	7,101	5,765
Deferred costs, net of current portion	3,481	5,080
Unbilled revenue, net of current portion	611	617
Accounts receivable, long-term	1,602	773
Note receivable, net of current portion	134	465
Investment in non-consolidated entity, net	2,830	1,490
Total assets	$294,882	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	December 31, 2012	March 31, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$42,983	$20,854
Current portion of notes payable, non-recourse	33,562	35,644
Current portion of capital leases	230	186
Current portion of deferred revenue	4,556	3,677
Current portion of contingent consideration for business combination	750	—
Liabilities as part of assets held for sale	—	75
Total current liabilities	82,081	60,436
Notes payable, non-recourse, net of current portion	103,726	135,345
Notes payable	94,442	87,354
Capital leases, net of current portion	5,051	5,244
Interest rate swaps	750	1,771
Deferred revenue, net of current portion	11,464	11,451
Contingent consideration, net of current portion	3,094	—
Customer security deposits, net of current portion	—	9
Total liabilities	300,608	301,610
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively. Liquidation preference of $3,589	3,439	3,357
Class A common stock, $0.001 par value per share; 118,759,000 and 75,000,000 shares authorized; 48,446,468 and 37,722,927 shares issued and 48,395,028 and 37,671,487 shares outstanding at December 31, 2012 and March 31, 2012, respectively	48	38
Class B common stock, $0.001 par value per share; 1,241,000 and 15,000,000 shares authorized; 1,241,000 and 1,241,000 shares issued and 0 and 25,000 shares outstanding, at December 31, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	221,817	206,348
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(230,858)	(221,044)
Total stockholders’ deficit	(5,726)	(11,473)
Total liabilities and stockholders’ deficit	$294,882	$290,137

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues	$23,212	$19,793	$66,725	$58,862
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	3,169	2,104	8,532	5,394
Selling, general and administrative	6,265	4,303	18,464	11,784
Provision for doubtful accounts	72	—	226	—
Research and development	38	72	112	162
Merger and acquisition expenses	—	—	1,267	—
Restructuring expenses	—	832	340	832
Depreciation and amortization of property and equipment	9,155	8,996	27,372	26,719
Amortization of intangible assets	739	84	1,120	253
Total operating expenses	19,438	16,391	57,433	45,144
Income from operations	3,774	3,402	9,292	13,718
Interest income	2	21	20	96
Interest expense	(6,690)	(7,603)	(21,444)	(22,543)
Income (loss) on investment in non-consolidated entity	678	(343)	1,340	(343)
Other income, net	103	175	494	606
Change in fair value of interest rate swap	349	597	1,025	29
Net loss from continuing operations	(1,784)	(3,751)	(9,273)	(8,437)
Loss from discontinued operations	—	(6,889)	(274)	(8,826)
Net loss	(1,784)	(10,640)	(9,547)	(17,263)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(1,873)	$(10,729)	$(9,814)	$(17,530)
Net loss per Class A and Class B common share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.10)	$(0.20)	$(0.24)
Loss from discontinued operations	$—	$(0.18)	$(0.01)	$(0.25)
	$(0.03)	$(0.28)	$(0.21)	$(0.49)
Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	48,320,257	37,620,287	47,254,337	35,800,878

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Net loss	$(1,784)	$(10,640)	$(9,547)	$(17,263)
Other comprehensive income: Unrealized gains on available-for-sale investment securities	—	—	—	95
Comprehensive loss	$(1,784)	$(10,640)	$(9,547)	$(17,168)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(9,547)	$(17,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of business	—	3,696
Depreciation and amortization of property and equipment and amortization of intangible assets	28,492	29,840
Amortization of capitalized software costs	829	494
Impairment of assets	—	800
Amortization of debt issuance costs	1,671	1,610
Provision for doubtful accounts	226	561
Stock-based compensation and expenses	1,832	2,246
Change in fair value of interest rate swaps	(1,025)	(29)
Realized loss on restricted available-for-sale investments	—	117
PIK interest expense added to note payable	5,657	5,226
(Income) loss on investment in non-consolidated entity	(1,340)	343
Accretion of note payable	1,646	1,849
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,096)	(8,854)
Unbilled revenue	(464)	(1,669)
Prepaid expenses and other current assets	(5,138)	(87)
Other assets	331	1,277
Accounts payable and accrued expenses	6,630	7,750
Deferred revenue	577	1,912
Other liabilities	(290)	(68)
Net cash provided by operating activities	23,991	29,751
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	(3,127)	—
Purchases of property and equipment	(4,354)	(16,916)
Purchases of intangible assets	(29)	(35)
Additions to capitalized software costs	(2,323)	(1,632)
Net proceeds from disposal of business	—	6,497
Sales/maturities of restricted available-for-sale investments	9,477	2,681
Purchase of restricted available-for-sale investments	—	(5,793)
Investment in non-consolidated entity	—	(2,000)
Restricted cash	—	(2)
Net cash used in investing activities	(356)	(17,200)
Cash flows from financing activities:
Repayment of notes payable	(37,383)	(29,007)
Proceeds from notes payable	3,469	15,795
Principal payments on capital leases	(132)	(97)
Proceeds from issuance of Class A common stock	11,002	7,070
Costs associated with issuance of Class A common stock	(1,113)	(446)
Net cash used in financing activities	(24,157)	(6,685)
Net change in cash and cash equivalents	(522)	5,866
Cash and cash equivalents at beginning of period	17,843	10,748
Cash and cash equivalents at end of period	$17,321	$16,614

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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
The results of operations of New Video have been included in the accompanying condensed consolidated statements of operations from the date of the acquisition within the Company's Content & Entertainment segment. The total amount of revenues and net income of New Video since the acquisition date that have been included in the condensed consolidated statements of operations for the nine months ended December 31, 2012 was approximately $10.0 million and $1.6 million, respectively.
The aggregate purchase price after post-closing adjustments for 100% of the equity of New Video was $17.6 million, including cash acquired of $6.9 million.

The purchase price has been preliminarily allocated to the identifiable net assets acquired as follows pending management's final valuation of the fair value of the net assets acquired as of the date of acquisition:

Cash and cash equivalents	$6,873
Accounts receivable	8,983
Other assets	1,142
Intangible assets subject to amortization	15,064
Goodwill	1,336
Total assets acquired	33,398
Less: Total liabilities assumed	(15,763)
Total net assets acquired	$17,635
The preliminary estimated fair value of the accounts receivable acquired was $8,983. The Company has estimated that all of the accounts receivable will be collected.
Of the preliminary estimate of $15,064 of intangible assets subject to amortization, $11,595 was preliminarily assigned to customer relationships with a useful life of 15 years, $1,913 was preliminarily assigned to a content library with a useful life of five years, $1,296 was preliminarily assigned to a favorable lease with a useful life of approximately five years and $260 was preliminarily assigned to covenants not to compete with a useful life of two years. Upon finalization of the allocations, the amortization impact, if any, on any individual quarter, is not expected to be material.

Pro forma Information Related To the Acquisition of New Video (Unaudited)
The following unaudited supplemental pro forma consolidated summary operating data for the three and nine months ended December 31, 2011 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2011 to give effect to the acquisition of New Video as if it had occurred at April 1, 2011. As the acquisition of New Video was consummated near the beginning of the three months ended June 30, 2012, the difference between actual operating results and pro forma results for the nine months ended December 31, 2012 is not substantial.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$23,212	$24,729	$66,725	$69,038
Operating income	$3,774	$5,457	$9,292	$15,815
Net loss	$(1,784)	$(8,585)	$(9,547)	$(15,166)

Net loss per share (basic and diluted)	$(0.03)	$(0.23)	$(0.21)	$(0.42)

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the date set forth above, nor is it necessarily indicative of the future operating results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $230,858 as of December 31, 2012. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the fiscal year ended March 31, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at December 31, 2012, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least December 31, 2013. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), Core Technology Services, Inc. (“Managed Services”) (sold in August 2010), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities sold in May 2011), Christie/AIX, Inc. d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, New Video, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”) and Cinedigm Digital Funding I, LLC (“CDF I”). Content and Entertainment Group and New Video are together referred to as CEG. AccessDM and Satellite are together referred to as the DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012). All intercompany transactions and balances have been eliminated in consolidation.

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

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal year ended March 31, 2012 financial statements to conform to the current fiscal year ending March 31, 2013 presentation.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $448 and $257 as of December 31, 2012 and March 31, 2012, respectively.

Accounts receivable, long-term result from up-front activation fees with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010 (See Note 5), the Company maintains cash restricted for repaying interest on the 2010 Term Loans, as follows:

	As of December 31, 2012	As of March 31, 2012
Reserve account related to the 2010 Term Loans (See Note 5)	$5,751	$5,751

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,321	$—	$—	$17,321
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(750)	—	(750)
Contingent consideration	—	—	(3,844)	(3,844)
	$23,072	$(750)	$(3,844)	$18,478

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,843	$—	$—	$17,843
Restricted available-for-sale investments	9,477	—	—	9,477
Restricted cash	5,751	—	—	5,751
Interest rate swap	—	(1,771)	—	(1,771)
	$33,071	$(1,771)	$—	$31,300
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
The following summarized changes in contingent consideration liabilities in during the nine months ended December 31, 2012:

Balance at March 31, 2012	$—
Contingent consideration	3,844
Balance at December 31, 2012	$3,844

Key assumptions include a discount rate of 8% and that New Video will achieve 100% of its business unit financial performance target in each of the three fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount described in Note 1. As of December 31, 2012, the amount recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimate had not changed.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future discounted cash flows.  During the three and nine months ended December 31, 2012 and 2011, no impairment charge from continuing operations for long-lived assets was recorded.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1, goodwill increased as a result of the New Video Acquisition. During the three and nine months ended December 31, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continuing operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	1,336	—	1,336
As of December 31, 2012	$—	$—	$4,197	$2,904	$—	$7,101

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

STOCK-BASED COMPENSATION

During the three months ended December 31, 2012 and 2011, the Company recorded employee stock-based compensation from continuing operations expense of $513 and $561, respectively.  During the nine months ended December 31, 2012 and 2011, the Company recorded employee stock-based compensation from continuing operations expense of $1,527 and $1,479, respectively.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2012 and 2011 was $0.88 and $1.37, respectively.  The weighted-average grant-date fair value of options granted during the nine months ended

December 31, 2012 and 2011 was $0.92. There were no stock options exercised during the three and nine months ended December 31, 2012 and 2011.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Assumptions for Option Grants	2012	2011	2012	2011
Range of risk-free interest rates	0.6 - 0.7%	0.9 - 2.1%	0.6 - 0.9%	0.9 - 2.1%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	74.5 - 75.2%	76.7 - 78.2%	74.5 - 76.2%	76.7 - 78.1%

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

Employee stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Direct operating	$18	$11	$66	$32
Selling, general and administrative	457	481	1,350	1,304
Research and development	38	69	111	143
	$513	$561	$1,527	$1,479

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2012 and 2011 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 20,766,397 shares and 25,375,245 shares as of December 31, 2012 and 2011, respectively, were excluded from the computation as it would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard on October 1, 2012. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.
In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company adopted this standard on January 1, 2013. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

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

In May 2012, pursuant to an asset purchase agreement, the Company sold to a third party the remaining net assets of its non-theatrical DMS business for $200. The Company did not recognize a gain or loss on the sale during the three months ended June 30, 2012. In connection with the sale and in consideration of other payments made by the Company on behalf of the buyer, the Company received a secured promissory note from the third party for $260 representing the sale proceeds and other amounts advanced by the Company on behalf of the third party. The promissory note, which bears interest of 5% per annum, was originally due on October 19, 2012 and has an outstanding balance of $152 as of December 31, 2012. The promissory note will now be satisfied in exchange for cash payments and services with the third party through December 31, 2013.

With the sale of the remaining net assets of its non-theatrical DMS business, there are no assets or liabilities held for sale as of December 31, 2012. The assets and liabilities held for sale as of March 31, 2012 were comprised of the following:

As of March 31, 2012
Accounts receivable, net and notes receivable	$14
Property and equipment, net	200
Assets held for sale	$214
Accounts payable and accrued expenses	$75
Liabilities as part of assets held for sale	$75

For the three and nine months ended December 31, 2012, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. For the three and nine months ended December 31, 2011, the loss from discontinued operations is comprised of USM, DMS and the Pavilion Theatre. The loss from discontinued operations was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues	$—	$904	$67	$11,236
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	—	642	178	7,902
Selling, general and administrative	—	995	107	3,989
Provision for doubtful accounts	—	390	36	561
Stock-based compensation	—	23	—	63
Impairment of assets	—	800	—	800
Depreciation of property and equipment	—	345	—	1,957
Amortization of intangible assets	—	1	—	912
Total operating expenses	—	3,196	321	16,184
Loss from operations	—	(2,292)	(254)	(4,948)
Interest expense	—	—	—	(185)
Other expense, net	—	9	(20)	3
Gain on disposal	—	(4,606)	—	(3,696)
Loss from discontinued operations	$—	$(6,889)	$(274)	$(8,826)

4. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in Holdings

As discussed in Note 2, Holdings, a subsidiary of Access Digital Cinema Phase 2, Corp. ("ADCP2"), which is wholly owned by the Company, and its wholly owned limited liability company, Cinedigm Digital Funding 2, LLC, were created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. Holdings assists customers in procuring the necessary equipment in the conversion of their Systems by providing the necessary financing, equipment, installation and related ongoing services. Holdings is a VIE, as defined in ASC 810, indirectly wholly owned by the Company. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although Holdings is indirectly wholly owned by the Company, a third party, which also has a variable interest in Holdings, along with an independent third party manager and the Company must mutually approve all business activities and transactions that significantly impact Holdings' economic performance. The Company has thus assessed its variable interests in Holdings and determined that it is not the primary beneficiary of Holdings and therefore accounts for its investment in Holdings under the equity method of accounting. In completing our assessment, the Company identified the activities that it considers most significant to the economic performance of Holdings and determined that we do not have the power to direct those activities. As a result, Holdings' financial position and results of operations are not consolidated in the financial position and results of operations of the Company.
The Company's maximum exposure to loss as it relates to Holdings as of December 31, 2012 includes:

•	The investment in the equity of Holdings of $2,830; and

•	Accounts receivable due from Holdings for service fees under its master service agreement of $610.

During the three and nine months ended December 31, 2012, the Company received $434 and $1,328 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2011, the Company received $248 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of our investment in Holdings for the nine months ended December 31, 2012 are as follows:

Balance at March 31, 2012	$1,490
Equity contributions	—
Equity in income of Holdings	1,340
Balance at December 31, 2012	$2,830

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of December 31, 2012		As of March 31, 2012
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2010 Term Loans, net of debt discount	$25,300	$65,353	$24,151	$93,399
KBC Facilities	8,095	37,534	11,339	40,929
P2 Vendor Note	104	492	94	623
P2 Exhibitor Notes	63	347	60	394
Total non-recourse notes payable	$33,562	$103,726	$35,644	$135,345

2010 Note, net of debt discount	$—	$94,442	$—	$87,354
Total recourse notes payable	$—	$94,442	$—	$87,354
Total notes payable	$33,562	$198,168	$35,644	$222,699

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

	As of December 31, 2012	As of March 31, 2012
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	(3,635)	(5,066)
PIK Interest	23,077	17,420
2010 Note, net	$94,442	$87,354
Less current portion	—	—
Total long term portion	$94,442	$87,354

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent, paying agent for the lenders party thereto and certain other secured parties and subsequently as collateral agent.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans are non-recourse to the Company.  The proceeds of the 2010 Term Loans were used by CDF I to pay all costs, fees and expenses relating to the transaction and to pay $157,456 to Phase 1 DC, as part of the consideration for the acquisition by CDF I of all of the assets and liabilities of Phase 1 DC pursuant to a Sale and Contribution Agreement between CDF I and Phase 1 DC.  Phase 1 DC acquired all of the outstanding membership interests in CDF I pursuant to this Sale and Contribution Agreement.  Phase 1 DC, in turn, extinguished all of its outstanding obligations with respect to a credit facility with

General Electric Capital Corporation and the $9,600 vendor financing obtained previously in August 2007, and its intercompany obligations owed to the Company.   Under the 2010 Credit Agreement, each of the 2010 Term Loans will bear interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.  All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2010 Credit Agreement according to certain designated priorities, which totaled $6,787 and $8,447 as of December 31, 2012 and March 31, 2012, respectively.  On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2010 Term Loans.  After certain conditions are met, CDF I may use up to 50% of the remaining funds to pay dividends or distributions to Phase 1 DC.  The Company also set up a debt service fund under the 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of both December 31, 2012 and March 31, 2012.

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

	As of December 31, 2012	As of March 31, 2012
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(80,889)	(53,777)
Discount on 2010 Term Loans	(958)	(1,173)
2010 Term Loans, net	90,653	117,550
Less current portion	(25,300)	(24,151)
Total long term portion	$65,353	$93,399

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

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, entered into a credit facility of up to a maximum of $8,900 with KBC Bank NV (the “KBC Facility #1”) to fund the purchase of Systems from Barco, Inc. (“Barco”), to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #1 required interest-only payments at 7.3% per annum through December 31, 2009.  The principal is to be repaid in 28 equal quarterly installments commencing in March 2010 and ending December 31, 2016 (the “Repayment Period”) at an interest rate of 8.5% per annum during the Repayment Period.  The KBC Facility #1 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended December 31, 2012, there was no amount drawn down on the KBC Facility #1. As of December 31, 2012, there was no outstanding principal balance of the KBC Facility #1. As of March 31, 2012, the outstanding principal balance of the KBC Facility #1 was $3,059.

In February 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #2”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #2 provides for borrowings of up to a maximum of $2,890 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month London Interbank Offered Rate ("LIBOR") plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in March 2011 and ending December 2017 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #2 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended December 31, 2012, there was no amount drawn down on the KBC Facility #2. As of December 31, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #2 was $2,037 and $2,347, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #3”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #3 provides for borrowings of up to a maximum of $22,336 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #3 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended December 31, 2012, $64 has been drawn down on the KBC Facility #3. As of December 31, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #3 was $16,952 and $20,221, respectively.

In May 2010, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #4”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  The KBC Facility #4 provides for borrowings of up to a maximum of $13,312 through December 31, 2010 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period.  For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in December 2011 and ending September 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period.  The KBC Facility #4 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.  During the three months ended December 31, 2012, there was no amount drawn down on the KBC Facility #4. As of December 31, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #4 was $10,935 and $12,361, respectively.

In May 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #5”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #5 provides for borrowings of up to a maximum of $11,425 through March 31, 2012 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in June 2012 and ending March 2019 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #5 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended December 31, 2012, there was no amount drawn down on the KBC Facility #5. As of December 31, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #5 was $10,201 and $11,425, respectively.

In June 2011, Phase 2 B/AIX entered into an additional credit facility with KBC Bank NV (the “KBC Facility #6”) to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment. The KBC Facility #6 provides for borrowings of up to a maximum of $6,450 through December 31, 2011 (the “Draw Down Period”) and requires interest-only payments based on the three month LIBOR plus 3.75% per annum during the Draw Down Period. For any funds drawn, the principal is to be repaid in 28 equal quarterly installments commencing in March 2012 and ending December 2018 (the “Repayment Period”) at an interest rate based on the three month LIBOR plus 3.75% per annum during the Repayment Period. The KBC Facility #6 may be prepaid at any time without penalty and is not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC. During the three months ended December 31, 2012, $3,405 has been drawn down on the KBC Facility #6. As of December 31, 2012 and March 31, 2012, the outstanding principal balance of the KBC Facility #6 was $5,504 and $2,855, respectively.

At December 31, 2012, the Company was in compliance with all of its debt covenants.

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

PREFERRED STOCK

Cumulative dividends in arrears on the Preferred Stock at December 31, 2012 and March 31, 2012 was $89 and $67, respectively.

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

Stock Options

During the nine months ended December 31, 2012, under the Plan, the Company granted stock options to purchase 657,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $1.72 per share, which will vest equally over a 4 year period.  As of December 31, 2012, the weighted average exercise price for outstanding stock options is $2.15 and the weighted average remaining contractual life is 7.19 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2012	3,690,790	$2.27
Granted	657,000	1.52
Exercised	—	—
Cancelled	(131,150)	3.25
Balance at December 31, 2012	4,216,640	2.15

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the nine months ended December 31, 2012, the Company did not grant any restricted stock or restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2012	157,198	$1.18
Granted	—	—
Vested	(122,601)	1.12
Cancelled	(9,840)	1.34
Balance at December 31, 2012	24,757	1.40

WARRANTS

At December 31, 2012, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).  The Company also entered into a Registration Rights Agreement with Sageview pursuant to which the Company agreed to register the resale of the Sageview Warrants and the underlying shares of the Sageview Warrants from time to time in accordance with the terms of such Registration Rights Agreement. Based on the terms of the Sageview Warrants and the Registration Rights Agreement, the Company determined that the fair value of the Sageview Warrants represents a liability until such time when the underlying common shares are registered. The shares underlying the Sageview Warrants were registered with the SEC for resale in September 2010 and the Company reclassified the warrant liability of $16,054 to stockholders' equity.

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants for the purchase of 525,000 shares of Class A common stock vested over 18 months commencing in July 2011 and are subject to termination with 90 days notice in the event of termination of the consulting management services agreement.

7.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2012, in connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with various motion picture studios for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Christie, for the purchase of up to 10,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2012, the Company has purchased Systems under this agreement for $898 and has no purchase obligations for additional Systems.

In November 2008, in connection with the Phase II Deployment, Phase 2 DC entered into a supply agreement with Barco, for the purchase of up to 5,000 Systems at agreed upon pricing, as part of the Phase II Deployment.  As of December 31, 2012, the Company has purchased Systems under this agreement for an accumulated total of $66,301 and has purchase obligations of $1,294 for additional Systems.

The Company is subject to a capital lease obligation where we have no continuing involvement other than being the primary obligor. A sub-lease agreement, through which an unrelated third party purchaser pays the capital lease, was amended during January 2013. The impact of the capital lease amendment to the Company's condensed consolidated financial statements is not expected to be material.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Nine Months Ended December 31,
	2012	2011
Cash interest paid	$12,835	$15,777
Accretion of preferred stock discount	$82	$82
Accrued dividends on preferred stock	$267	$267
Issuance of Class A Common Stock in connection with New Video acquisition	$3,813	$—
Issuance of Class A Common Stock to Board of Directors for services	$300	$370

9.	SEGMENT INFORMATION

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
CEG
Acquires, distributes and provides the marketing for programs of alternative content and feature films to movie exhibitors and ancillary home entertainment markets, including, digital, video-on-demand, Blu-Ray discs and DVD.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of December 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$355	$8	$55	$14,021	$—	$14,439
Total goodwill	$—	$—	$4,197	$2,904	$—	$7,101
Total assets	$140,243	$85,120	$22,319	$38,347	$8,853	$294,882

Notes payable, non-recourse	$90,653	$46,635	$—	$—		$137,288
Notes payable	—	—	—	—	94,442	94,442
Capital leases	—	—	—	—	5,281	5,281
Total debt	$90,653	$46,635	$—	$—	$99,723	$237,011

	As of March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$390	$13	$46	$17	$—	$466
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$166,020	$84,394	$15,364	$2,284	$21,861	$289,923
Assets held for sale						214
Total assets						$290,137

Notes payable, non-recourse	$117,550	$53,439	$—	$—	$—	$170,989
Notes payable	—	—	—	—	87,354	87,354
Capital leases	—	—	—	—	5,430	5,430
Total debt	$117,550	$53,439	$—	$—	$92,784	$263,773

	Statements of Operations
	For the Three Months Ended December 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,282	$3,321	$3,979	$5,630	$—	$23,212
Intersegment revenues (1)	—	—	1,025	6	—	1,031
Total segment revenues	10,282	3,321	5,004	5,636	—	24,243
Less: Intersegment revenues	—	—	(1,025)	(6)	—	(1,031)
Total consolidated revenues	$10,282	$3,321	$3,979	$5,630	$—	$23,212
Direct operating (exclusive of depreciation and amortization shown below) (2)	138	189	1,247	1,595	—	3,169
Selling, general and administrative	16	36	1,035	2,307	2,871	6,265
Plus: Allocation of Corporate overhead	—	—	1,401	900	(2,301)	—
Research and development	—	—	38	—	—	38
Provision for doubtful accounts	51	15	6	—	—	72
Depreciation and amortization of property and equipment	7,137	1,849	37	7	125	9,155
Amortization of intangible assets	11	2	7	719	—	739
Total operating expenses	7,353	2,091	3,771	5,528	695	19,438
Income (loss) from operations	$2,929	$1,230	$208	$102	$(695)	$3,774

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $302 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$16	$2	$—	$18
Selling, general and administrative	—	—	10	25	422	457
Research and development	—	—	38	—	—	38
Total stock-based compensation	$—	$—	$64	$27	$422	$513

	Statements of Operations
	For the Three Months Ended December 31, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,530	$2,976	$5,736	$551	$—	$19,793
Intersegment revenues (1)	—	—	245	—	—	245
Total segment revenues	10,530	2,976	5,981	551	—	20,038
Less: Intersegment revenues	—	—	(245)	—	—	(245)
Total consolidated revenues	$10,530	$2,976	$5,736	$551	$—	$19,793
Direct operating (exclusive of depreciation and amortization shown below) (2)	238	132	1,033	701	—	2,104
Selling, general and administrative	24	44	830	381	3,024	4,303
Plus: Allocation of Corporate overhead	—	—	1,447	237	(1,684)	—
Research and development	—	(39)	111	—	—	72
Restructuring expenses	—	—	—	—	832	832
Depreciation and amortization of property and equipment	7,138	1,682	75	2	99	8,996
Amortization of intangible assets	10	2	4	68	—	84
Total operating expenses	7,410	1,821	3,500	1,389	2,271	16,391
Income (loss) from operations	$3,120	$1,155	$2,236	$(838)	$(2,271)	$3,402

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $123 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$2	$9	$—	$11
Selling, general and administrative	—	—	58	12	411	481
Research and development	—	—	69	—	—	69
Total stock-based compensation	$—	$—	$129	$21	$411	$561

	Statements of Operations
	For the Nine Months Ended December 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$31,332	$10,398	$12,997	$11,998	$—	$66,725
Intersegment revenues (1)	—	—	3,314	24	—	3,338
Total segment revenues	31,332	10,398	16,311	12,022	—	70,063
Less: Intersegment revenues	—	—	(3,314)	(24)	—	(3,338)
Total consolidated revenues	$31,332	$10,398	$12,997	$11,998	$—	$66,725
Direct operating (exclusive of depreciation and amortization shown below) (2)	347	513	3,643	4,029	—	8,532
Selling, general and administrative	89	87	2,831	6,194	9,263	18,464
Plus: Allocation of Corporate overhead	—	—	3,885	2,724	(6,609)	—
Research and development	—	—	112	—	—	112
Provision for doubtful accounts	156	46	24	—	—	226
Restructuring expenses	—	—	—	340	—	340
Merger and acquisition expenses	—	—	—	—	1,267	1,267
Depreciation and amortization of property and equipment	21,412	5,478	114	17	351	27,372
Amortization of intangible assets	34	5	20	1,060	1	1,120
Total operating expenses	22,038	6,129	10,629	14,364	4,273	57,433
Income (loss) from operations	$9,294	$4,269	$2,368	$(2,366)	$(4,273)	$9,292

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $829 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$53	$13	$—	$66
Selling, general and administrative	—	—	42	63	1,245	1,350
Research and development	—	—	111	—	—	111
Total stock-based compensation	$—	$—	$206	$76	$1,245	$1,527

	Statements of Operations
	For the Nine Months Ended December 31, 2011
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$33,859	$9,877	$13,674	$1,452	$—	$58,862
Intersegment revenues (1)	—	—	3,323	131	—	3,454
Total segment revenues	33,859	9,877	16,997	1,583	—	62,316
Less: Intersegment revenues	—	—	(3,323)	(131)	—	(3,454)
Total consolidated revenues	$33,859	$9,877	$13,674	$1,452	$—	$58,862
Direct operating (exclusive of depreciation and amortization shown below) (2)	466	256	3,003	1,669	—	5,394
Selling, general and administrative	199	134	2,420	1,390	7,641	11,784
Plus: Allocation of Corporate overhead	—	—	4,813	415	(5,228)	—
Research and development	—	—	162	—	—	162
Restructuring expenses	—	—	—	—	832	832
Depreciation and amortization of property and equipment	21,416	4,914	121	4	264	26,719
Amortization of intangible assets	34	5	12	202	—	253
Total operating expenses	22,115	5,309	10,531	3,680	3,509	45,144
Income (loss) from operations	$11,744	$4,568	$3,143	$(2,228)	$(3,509)	$13,718

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $345 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$20	$12	$—	$32
Selling, general and administrative	—	—	164	12	1,128	1,304
Research and development	—	—	143	—	—	143
Total stock-based compensation	$—	$—	$327	$24	$1,128	$1,479

10.	RESTRUCTURING EXPENSES

During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction, lease termination and severance and employee related charge of $1,207. During the nine months ended December 31, 2012, the Company paid $733 of the amounts that were accrued as of March 31, 2012.

During the three months ended September 30, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulted in a workforce reduction and severance and employee related expense of $340. During the three months ended December 31, 2012, the Company paid $122 of the amounts that were accrued as of September 30, 2012.

A summary of activity for restructuring activities included in accounts payable and accrued expenses is as follows:

Balance at March 31, 2012	Total Cost	Amounts Paid/Adjusted	Balance at December 31, 2012
$953	$340	$(905)	$388

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

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
Holdings
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $1,784 and $10,640 during the three months ended December 31, 2012 and 2011, respectively, and $9,547 and $17,263 for the nine months ended December 31, 2012 and 2011, respectively, and we have an accumulated deficit of $230,858 as of December 31, 2012. Included in our consolidated net losses were $6,889 during the three months ended December 31, 2011 of income attributed to discontinued operations. We also have significant contractual obligations related to our debt for the remainder of the fiscal year ended March 31, 2013 and beyond. We may continue generating consolidated net losses, including our non-recourse deployment subsidiaries, for the foreseeable future. Based on our cash position at December 31, 2012, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least December 31, 2013. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended December 31, 2012 and 2011

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$10,282	$10,530	$(248)	(2)%
Phase II Deployment	3,321	2,976	345	12%
Services	3,979	5,736	(1,757)	(31)%
Content & Entertainment	5,630	551	5,079	922%
	$23,212	$19,793	$3,419	17%
Revenues increased $3.4 million or 17% during the three months ended December 31, 2012 with the organic growth in revenues in Content and Entertainment as well as the New Video Acquisition, more than offsetting a decrease in Services revenues. Total deployment revenues were approximately flat year on year as total Cinedigm financed Systems grew by 688 screens and average screen turns declined modestly compared to the prior year period. Additionally, two studio releases were moved into fourth quarter of the current fiscal year. Total Phase 2 DC financed Systems installed and ready for content increased to 2,503 at December 31, 2012 from 1,652 Systems at December 31, 2011. Non-deployment revenues grew 53% period over period inclusive of New Video and declined 14% period on period assuming New Video had been included on a pro-forma basis within the three months ended December 31, 2011 operating results.

In the Services segment, a $1.8 million, or 31%, decrease in revenues net of intercompany services and $1.1 million, or 17.6%, decrease inclusive of intercompany service fees, was primarily due to a decrease in software revenues year over year. In the prior period, the Company earned a significant one-time license fee tied to the sale of its digital delivery business to Technicolor. In addition, certain exhibitor and distributor installations were delayed until the fiscal fourth quarter by installation and acceptance testing schedules of our customers. Digital cinema servicing fees increased modestly as 845 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed during the three months ended December 31, 2012. A total of 7,963 Phase 2 Systems were generating service fees at December 31, 2012 versus 5,012 Phase 2 Systems at December 31, 2011. The deployment period for Phase 2 Systems ended at January 31, 2013. Cinedigm also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in services as we (i) commence international servicing and software installations in Australia, the Caribbean, Brazil and Europe in the fourth quarter of the current fiscal year from our over 1,000 international screen backlog; (ii) recognize additional revenues from existing software installations as well as recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iii) continued growth in software and cinema services from our strong sales pipeline.

The CEG business expanded significantly to revenues of $5.6 million due to organic growth and the acquisition of New Video which was completed on April 20, 2012 during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues increased 3%, period over period, inclusive of New Video in both periods on a pro-forma basis. CEG has grown its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as expanded the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blu-Ray discs). CEG is utilizing the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. During the three months ended December 31, 2012, CEG acquired the distribution rights to 3 additional independent film and ended the quarter with 11 independent films under contract. Subsequent to quarter end, CEG has acquired 2 additional independent films for a total of 13 acquired during this fiscal year and has an active acquisition pipeline. CEG has released 4 movies from this slate year to date and expects to release an additional 2 of these movies in our fiscal fourth quarter. The Citadel was released theatrically on November 9th and In Our Nature was released theatrically on December 7th. Both of these titles will be released into the home entertainment markets in our fiscal fourth quarter. CEG recognized modest theatrical and ancillary revenues in this quarter from these 2 releases and incurred “J-Curve" costs on its current quarter and future releases of $0.4 million in the quarter. Based upon ancillary revenue pre-sales, as well as preliminary DVD purchases and expected transactional video-on-demand results, CEG expects to be profitable on these titles.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$138	$238	$(100)	(42)%
Phase II Deployment	189	132	57	43%
Services	1,247	1,033	214	21%
Content & Entertainment	1,595	701	894	128%
	$3,169	$2,104	$1,065	51%
Direct operating expenses increased by 51% primarily due to the acquisition of New Video and the resulting 53% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs decreased by $0.4 million from the three months ended December 31, 2011 on a pro-forma basis. The decrease in direct operating costs in the Phase I Deployment segment was primarily due to modest decreases in property taxes and insurance incurred on deployed Systems. The increase in direct operating costs in the Phase II Deployment segment was primarily due to increases in property taxes and insurance incurred as a result of increased deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts.  The increase in the Content & Entertainment segment was directly related to our acquisition of New Video and the approximately $0.4 million of “J-Curve” expenses related to advances and marketing for movie releases during the three months ended December 31, 2012. We expect such expenses to be offset by revenues in future quarters from ancillary home entertainment revenue streams. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$16	$24	$(8)	(33)%
Phase II Deployment	36	44	(8)	(18)%
Services	1,035	830	205	25%
Content & Entertainment	2,307	381	1,926	506%
Corporate	2,871	3,024	(153)	(5)%
	$6,265	$4,303	$1,962	46%
Selling, general and administrative expenses increased $2.0 million or 46% in support of the 53% increase in non-deployment revenues. Total selling, general and administrative expense declined by approximately 8% inclusive of New Video in both periods on a pro-forma basis. This limited expense growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year ended March 31, 2012 and focused expense management. The increase in the Services segment was mainly due to payroll and related employee expenses for additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 506% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The decrease within Corporate was mainly due to (i) reduced personnel expenses and (ii) insurance, accounting and legal expenses partially offset by increased financial staffing, travel and sales costs. Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Restructuring expense

During the three months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements within its ongoing businesses which resulted in a workforce reduction, severance and employee related expense of $832. The Company had no restructuring expenses in this quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$7,137	$7,138	$(1)	—%
Phase II Deployment	1,849	1,682	167	10%
Services	37	75	(38)	(51)%
Content & Entertainment	7	2	5	250%
Corporate	125	99	26	26%
	$9,155	$8,996	$159	2%
Depreciation and amortization expense increased $0.2 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require consolidation on our balance sheet. We expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the additional depreciation from New Video and additional depreciation and amortization related to our acquisition of content distribution rights.

Amortization of intangible assets

Amortization of intangible assets increased to $0.7 million from $0.1 million for the three months ended December 31, 2012, principally due to the amortization of intangible assets that were allocated preliminary purchase in connection with the New Video Acquisition.

Interest expense

	For the Three Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$1,686	$2,527	$(841)	(33)%
Phase II Deployment	592	680	(88)	(13)%
Corporate	4,412	4,396	16	—%
	$6,690	$7,603	$(913)	(12)%
Interest expense decreased $0.9 million or 12%.  The 33% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010.  Interest decreased within the Phase II Deployment segment related to the non-recourse credit facilities with KBC Bank NV (the “KBC Facilities”) as we are continuing to repay the KBC Facilities from free cash flow and benefiting from the resulting reduced debt balance. The increase in interest paid and accrued within Corporate is related to the amended and restated note with an affiliate of Sageview Capital LP (the "2010 Note").  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $2.4 million and $2.3 million for the three months ended December 31, 2012 and 2011, respectively. PIK interest was $1.9 million and $1.8 million for the three months ended December 31, 2012 and 2011, respectively. The remaining amounts for the three months ended December 31, 2012 and 2011 represent the accretion of $0.4 million and $0.5 million, respectively, on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of approximately $0.1 million in each of the periods on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.
Change in fair value of interest rate swaps

The change in fair value of the interest rate swaps was a gain of $0.3 million for the three months ended December 31, 2012 and a gain of $0.6 million for the three months ended December 31, 2011.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Adjusted EBITDA

The Company measures its financial success based upon growth in revenues and earnings before interest, depreciation, amortization, other income (expense), net, stock-based compensation, allocated costs attributable to discontinued operations, restructuring expenses, merger and acquisition expenses and certain other items ("Adjusted EBITDA").  Further, the Company analyzes this measurement excluding the results of its Phase 1 DC and Phase 2 DC subsidiaries, and includes in this measurement intercompany service fees earned by its digital cinema servicing group from the Phase I and Phase II Deployments, which are eliminated in consolidation (See Note 9 Segment Information for further details). This measure isolates the financial and capital structure impact of the Company's non-recourse Phase 1 DC and Phase 2 DC subsidiaries.

The Company reported increased Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $14.5 million for the three months ended December 31, 2012 in comparison to $14.3 million for the three months ended December 31, 2011. Adjusted EBITDA from non-deployment businesses increased 59% to $2.2 million during the three months ended December 31, 2012 from $1.4 million during the three months ended December 31, 2011 and grew 81% from the three months ended September 30, 2012. These results reflect the growth of CEG, which more than offset declines in Services. Finally, as previously described and inclusive in these results, the Company incurred approximately $0.4 million of "J-Curve" content distribution costs in the three months ended December 31, 2012 in advance of earning ancillary home entertainment revenues. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the domestic deployment period ended at January 31, 2013 and any remaining domestic and international installations will be through an Exhibitor-Buyer structure or other servicing partnerships. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video and the Company's independent film releasing slate, the Company expects Adjusted EBITDA performance to continue to improve during the remainder of the fiscal year ended March 31, 2013 relative to prior year results. The Company intends to invest in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended December 31,
($ in thousands)	2012	2011
Net loss from continuing operations	$(1,784)	$(3,751)
Add Back:
Amortization of capitalized software costs	302	130
Depreciation and amortization of property and equipment	9,155	8,996
Amortization of intangible assets	739	84
Interest income	(2)	(21)
Interest expense	6,690	7,603
Other income, net	(103)	(175)
Income on investment in non-consolidated entity	(678)	343
Change in fair value of interest rate swap	(349)	(597)
Stock-based expenses	43	142
Stock-based compensation	513	561
Restructuring expenses	—	832
Allocated costs attributable to discontinued operations	—	119
Adjusted EBITDA	$14,526	$14,266

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(8,986)	$(8,820)
Amortization of intangible assets	(13)	(12)
Income from operations	(4,159)	(4,275)
Intersegment services fees earned (1)	845	245
Adjusted EBITDA from non-deployment businesses	$2,213	$1,404

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.

Results of Continuing Operations for the Nine Months Ended December 31, 2012 and 2011

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$31,332	$33,859	$(2,527)	(7)%
Phase II Deployment	10,398	9,877	521	5%
Services	12,997	13,674	(677)	(5)%
Content & Entertainment	11,998	1,452	10,546	726%
	$66,725	$58,862	$7,863	13%
Revenues increased $7.9 million or 13% during the nine months ended December 31, 2012 with the organic growth in revenues in Content and Entertainment as well as the New Video Acquisition, more than offsetting decreases in deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $2.0 million for the nine months ended December 31, 2012 partially due to a number of unexpected releasing decisions made by the major studios during the Company's fiscal second quarter: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the fourth quarter of this fiscal year as well as the first and second quarters of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Phase 2 DC's financed Systems installed and ready for content were 2,503 at December 31, 2012, up from 1,652 at December 31, 2011. Non-deployment revenues grew 65% inclusive of New Video and declined 1% assuming New Video had been included within the nine months ended December 31, 2011 operating results on a pro-forma basis.
In the Services segment, a $0.7 million, or 5%, decrease in revenues was primarily due to (i) lower results in Software license fees reflecting the decline in Phase 2 installations year over year as well as several exhibitor and studio distributor customers delaying software installations until the fiscal fourth quarter and (ii) decreased exhibitor activation fees, partially offset by increased digital cinema servicing fees. During the nine months ended December 31, 2012, 1,519 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed and a total of 7,963 installed Phase 2 Systems were generating service fees versus 5,012 Phase 2 Systems at December 31, 2011. Cinedigm also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in Services as we (i) commence international servicing and software installations in Australia, the Caribbean, Brazil and Europe in the fourth quarter of the current fiscal year from our over 1,000 international screen backlog; (ii) recognize additional revenues from existing software installations as well as recently signed software customers upon installation in the remainder of this fiscal year and next fiscal year; and (iii) continued growth in software and cinema services from our strong sales pipeline.

The CEG business expanded significantly to revenues of $12.0 million due to organic growth and the acquisition of New Video which was completed on April 20, 2012 during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues increased by $0.4 million, period over period, inclusive of New Video in both periods. CEG has grown its historical fee-for-service theatrical releasing efforts (Indie Direct) as well as has expanded the New Video ancillary market distribution efforts of distributing both movies and television entertainment content into digital, video on demand and physical goods (DVDs and Blu-Ray discs). CEG is utilizing the combined resources of its existing theatrical releasing infrastructure and the New Video home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent films as well as to launch several programmatic alternative content channels. During the nine months ended December 31, 2012, CEG acquired the distribution rights to 7 additional independent films and ended the period with 11 independent films acquired. CEG has acquired a total of 13 acquired this fiscal year and has an active acquisition pipeline. CEG expects to release 6 of these movies during this fiscal year, including The Invisible War having been released theatrically on June 22nd and into home entertainment markets in September, The Citadel having been released theatrically on November 9th and In Our Nature having been released theatrically on December 7th. CEG has been achieved strong profitability on The Invisible War and expects additional positive results due to movie's nomination for the Academy Award for Best Documentary. In addition, CEG expects both fiscal third quarter releases to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional video-on-demand results.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$347	$466	$(119)	(26)%
Phase II Deployment	513	256	257	100%
Services	3,643	3,003	640	21%
Content & Entertainment	4,029	1,669	2,360	141%
	$8,532	$5,394	$3,138	58%
Direct operating expenses increased by 58% due to the acquisition of New Video and the resulting 65% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs increased by $0.2 million from the nine months ended December 31, 2011 on a pro-forma basis. The decreased operating costs in the Phase I Deployment segment and the modest increase in direct operating costs in the Phase II Deployment segment was primarily due to respective decreases and increases in property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers as well as new product development efforts. The increase in the Content & Entertainment segment was directly related to our acquisition of New Video along with a large indie direct fee for service movie release. In addition, we incurred approximately $1.0 million of expenses related to advances and marketing for movie releases during the nine months ended December 31, 2012 that we expect to result in revenues in future quarters from ancillary home entertainment revenue streams. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$89	$199	$(110)	(55)%
Phase II Deployment	87	134	(47)	(35)%
Services	2,831	2,420	411	17%
Content & Entertainment	6,194	1,390	4,804	346%
Corporate	9,263	7,641	1,622	21%
	$18,464	$11,784	$6,680	57%
Selling, general and administrative expenses increased $6.7 million or 57% in support of the 65% increase in non-deployment revenues. Total selling, general and administrative expense declined approximately 2% inclusive of New Video in both periods on a pro-forma basis. This expense growth rate below the revenue growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year ended March 31, 2012 and focused expense management. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding digital cinema exhibitor management efforts as well as additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 21% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the addition of financial and corporate resources from New Video; (ii) increased insurance, accounting and legal expenses related to our business growth and the acquisition of New Video; and (iii) increased travel and sales costs.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses included in corporate expenses for the nine months ended December 31, 2012 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Restructuring expense

During the nine months ended December 31, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued to shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulting in a workforce reduction and severance and employee related expense of $340. During the nine months ended December 31, 2011, the Company completed a strategic assessment of its resource requirements within its ongoing businesses which resulted in a workforce reduction, severance and employee related expense of $832.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$21,412	$21,416	$(4)	—%
Phase II Deployment	5,478	4,914	564	11%
Services	114	121	(7)	(6)%
Content & Entertainment	17	4	13	325%
Corporate	351	264	87	33%
	$27,372	$26,719	$653	2%
Depreciation and amortization expense increased $0.7 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require consolidation on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion. Content depreciation will in the future reflect the acquisition of New Video results and additional depreciation and amortization related to our acquisition of content distribution rights.

Amortization of intangible assets

Amortization of intangible assets increased to $1.1 million from $0.3 million for the nine months ended December 31, 2012, principally due to the amortization of intangible assets that were allocated preliminary purchase in connection with the New Video Acquisition.

Interest expense

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011	$ Change	% Change
Phase I Deployment	$6,078	$7,969	$(1,891)	(24)%
Phase II Deployment	1,809	1,739	70	4%
Corporate	13,557	12,835	722	6%
	$21,444	$22,543	$(1,099)	(5)%
Interest expense decreased $1.1 million or 5%.  The 24% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the continued repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced debt balance offset by additional hedging costs from the hedge put in place in June 2010. Interest increased within the Phase II Deployment segment related to the KBC Facilities as we added approximately $14.0 million and $3.5 million of additional non-recourse Phase 2 debt during the fiscal year ended March 31, 2012 and nine months ended December 31, 2012, respectively, to fund the purchase of Systems from Barco.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did this quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The increase in interest paid and accrued within Corporate is related to the 2010 Note.  Interest on the 2010 Note is 8% PIK Interest and 7% per annum paid in cash.  Through September 30, 2011, the Company had an interest reserve set aside to cover cash interest payments on this note. Beginning October 1, 2011, the Company has paid its cash interest expense through the cash flows from operations.

Non-cash interest expense was approximately $7.3 million and $7.0 million for the nine months ended December 31, 2012 and 2011, respectively. PIK interest was $5.7 million and $5.2 million for the nine months ended December 31, 2012 and 2011, respectively. The remaining amounts for the nine months ended December 31, 2012 and 2011 represent the accretion of $1.4 million and $1.6 million, respectively, on the note payable discount associated with the 2010 Note which will continue over the term of the 2010 Note and the accretion of $0.2 million for both periods on the note payable discount associated with the 2010 Term Loans which will continue over the term of the 2010 Term Loans.

Change in fair value of interest rate swaps
The change in fair value of the interest rate swaps was a gain of $1.0 million for the nine months ended December 31, 2012 and a gain of less than $0.1 million for the nine months ended December 31, 2011.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011.

Adjusted EBITDA
The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $42.1 million for the nine months ended December 31, 2012 in comparison to $44.8 million for the nine months ended December 31, 2011. Adjusted EBITDA from non-deployment businesses was $4.3 million during the nine months ended December 31, 2012, declining from $5.5 million during the nine months ended December 31, 2011. This decline was primarily driven by two factors: (i) the fiscal year 2012 period was Cinedigm's largest deployment period ever with approximately 3,419 screens installed versus 2,356 screens this fiscal year representing an approximately $3.2 million difference period over period in digital cinema services and software EBITDA all other factors held constant from the reduction in installations; (ii) as previously discussed, a number of unexpected releasing decisions made by the major studios reduced deployment EBITDA by $2.0 million predominantly in fiscal second quarter as compared to prior year: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the third and fourth quarters of this fiscal year as well as the first and second quarters of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact the remainder of the fiscal year. Finally, as previously described and inclusive in these results, the Company incurred approximately $1.0 million of "J-Curve" content distribution costs and $0.6 million of related revenues in the nine months ended December 31, 2012 in advance of earning additional ancillary home entertainment revenues. The Company continues to benefit from growth in its installed Systems, growth in software license and maintenance fees and the inherent operating leverage embedded in its business model. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the domestic deployment period ended at January 31, 2013 and any remaining domestic and international installations will be through an Exhibitor-Buyer structure or other servicing partnerships. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the acquisition of New Video and our independent film release slate, the Company expects Adjusted EBITDA performance to continue to improve during the remainder of the fiscal year ended March 31, 2013 relative to prior year results. The Company intends to invest in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Nine Months Ended December 31,
($ in thousands)	2012	2011
Net loss from continuing operations	$(9,273)	$(8,437)
Add Back:
Amortization of capitalized software costs	829	494
Depreciation and amortization of property and equipment	27,372	26,719
Amortization of intangible assets	1,120	253
Interest income	(20)	(96)
Interest expense	21,444	22,543
Other income, net	(494)	(606)
Income on investment in non-consolidated entity	(1,340)	343
Change in fair value of interest rate swap	(1,025)	(29)
Stock-based expenses	343	704
Stock-based compensation	1,527	1,479
Merger and acquisition expenses	1,267	—
Restructuring expenses	340	832
Allocated costs attributable to discontinued operations	—	623
Adjusted EBITDA	$42,090	$44,822

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(26,890)	$(26,330)
Amortization of intangible assets	(39)	(39)
Income from operations	(13,563)	(16,312)
Intersegment services fees earned (1)	2,661	3,323
Adjusted EBITDA from non-deployment businesses	$4,259	$5,464

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended December 31, 2012 and 2011, the Company has not made any revisions to estimated useful lives, nor recorded any impairment charges on its fixed assets of our continuing operations.

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

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1 to the financial statements, goodwill increased as a result of the New Video Acquisition. During the three months ended December 31, 2012 and 2011, no impairment charge was recorded for goodwill related to the Company's continued operations.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K. Information related to the goodwill allocated to the Company is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	1,336	—	1,336
As of December 31, 2012	$—	$—	$4,197	$2,904	$—	$7,101

As of December 31, 2012, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks.  The Company's indefinite-lived asset resulted from the New Video Acquisition in April 2012. For the three months ended December 31, 2012 and 2011, no impairment charge was recorded for intangible assets.

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
In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company adopted this standard on January 1, 2013. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.

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

Our business is primarily driven by the rapidly expanding digital cinema marketplace and the primary revenue driver will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2011 there were approximately 42,000 domestic (United States and Canada) movie theatre screens and approximately 124,000 screens worldwide, of which approximately 28,000 of the domestic screens were equipped with digital cinema technology, and 11,687 of those screens contained our Systems and software. The Company's North American digital deployment period ended at January 31, 2013 other than a modest special program for drive-in theaters. We have deployed 3,724 screens in our Phase I Deployment, and through December 31, 2012 have deployed 7,963 Phase 2 Systems. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets increases our growth opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth opportunities for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2012, the outstanding principal balance of the KBC Facilities was $45.6 million.

As of December 31, 2012, we had negative working capital, defined as current assets less current liabilities, of $8.3 million and cash and cash equivalents and restricted cash totaling $23.1 million.

Operating activities provided net cash of $24.0 million and $29.8 million for the nine months ended December 31, 2012 and 2011, respectively.  Our business is primarily driven by the emerging digital cinema marketplace and the primary driver of its operating cash flow is the number of installed Systems and the pace of continued installations. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. The CEG business differs slightly from our deployment business as we will continue to build receivables, the amount of which will depend upon the success of the theatrical releases, through the end of this fiscal year which the Company expects to collect upon during the first quarter of the next fiscal year. The changes in the Company's trade accounts payable is also a significant factor, but even in a period of deployments, the Company does not anticipate major changes in payables activity. The Company is also subject to changes in interest expense due to increasing debt levels to fund digital cinema installations, and also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements.   We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $0.4 million and used net cash of $17.2 million for the nine months ended December 31, 2012 and 2011, respectively. The decrease is primarily attributed to the sale of previously restricted available for sale investments, more than offsetting cash paid for the purchase of New Video, net of cash acquired.  We expect cash used in investing activities to decline significantly as we do not expect many additional Phase 2 DC System deployments to be funded by the Company. All Phase 2 DC Systems purchased are financed with non-recourse debt and exhibitor contributions. Cinedigm does not fund any of the Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $24.2 million and $6.7 million for the nine months ended December 31, 2012 and 2011, respectively.  The repayment of the 2010 Term Loans and the KBC facility during the nine months ended December 31, 2012 were offset in part by net proceeds from the sale of common stock in April, 2012.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2010 Term Loans and other existing debt facilities.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases, and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payment obligations. The sub-lease agreement was amended during January 2013. The impact of the capital lease amendment to the Company's condensed consolidated financial statements is not expected to be material.

The following table summarizes our significant contractual obligations as of December 31, 2012:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Long-term recourse debt (1)	$111,446	$—	$111,446	$—	$—
Long-term non-recourse debt (2)	138,246	33,562	72,307	27,075	5,302
Capital lease obligations (3)	5,296	230	606	861	3,599
Debt-related obligations, principal	254,988	33,792	184,359	27,936	8,901
Interest on recourse debt	11,698	7,074	4,624	—	—
Interest on non-recourse debt	14,583	6,118	6,959	1,379	127
Interest on capital leases (3)	5,742	920	1,698	1,443	1,681
Total interest	32,023	14,112	13,281	2,822	1,808
Total debt-related obligations	$287,011	$47,904	$197,640	$30,758	$10,709
Operating lease obligations (4)	$5,318	$1,447	$2,887	$984	$—
Purchase commitments (5)	2,946	2,946	—	—	—
Obligations to be included in operating expenses	$8,264	$4,393	$2,887	$984	$—
Total non-recourse debt including interest	$152,829	$39,680	$79,266	$28,454	$5,429

(1)
The 2010 Note is due August 2014, but may be extended for one 12 month period at the discretion of the Company to August 2015, if certain conditions set forth in the 2010 Note are satisfied.  Includes interest of $23.1 million on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”).

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

(3)
Principally represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of December 31, 2012. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 52 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM DIGITAL CINEMA CORP.

Date:	February 13, 2013	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 13, 2013	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	February 13, 2013	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 960 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation