Form 10-K
period 2013-03-31
Cinedigm Digital Cinema Corp.
filed 2013-06-20
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.35 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2012, was $61,034,849.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 11, 2013, 48,396,697 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about September 12, 2013.

CINEDIGM DIGITAL CINEMA CORP.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;

•	the performance of our targeted markets;

•	competitive product and pricing pressures;

•	changes in business relationships with our major customers;

•	successful integration of acquired businesses;

•	general economic and market conditions;

•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning almost 12,000 movie screens from traditional film prints to digital distribution, the Company continues to advance worldwide cinema modernization with its suite of software products allowing exhibitors and distributors to manage their digital businesses with efficiency, insight and lower costs. And, as a leading distributor of independent content, the Company collaborates with producers and the exhibition community to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, xBox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray. The Company's library of over 5,000 physical goods titles and 20,000 digital titles from more than 650 independent rights holders includes award-winning documentaries from Docurama Films®, next-generation independent movies from Flatiron Film Company® and acclaimed independent movies and festival picks through partnerships with the Sundance Institute and Tribeca Film. The Company is proud to distribute many Oscar®-nominated movies including “The Invisible War,” “Hell and Back Again,” “GasLand,” “Waste Land” and “Paradise Lost 3: Purgatory.”

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in North American movie theatres.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment is a market leader in the three pillars of digital entertainment distribution - aggregation and distribution, theatrical releasing and branded and curated over the top ("OTT") entertainment channels and applications.

On April 20, 2012, we acquired New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders. New Video was integrated into the Company's Content & Entertainment segment.

DEPLOYMENT

The Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicles and administrators for the Company's 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors.  The Company retains ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company's 7,980 Systems installed in the second digital cinema deployment, through Phase 2 DC. The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed Phase 1 DC, a wholly-owned subsidiary of Access Digital Media, Inc. (“AccessDM”), to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). In December 2007, Phase 1 DC completed its Phase I Deployment with 3,724 Systems installed.

In October 2007, we formed Phase 2 DC for the administration of up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems have been purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).  As of March 31, 2013 Phase II Deployment completed its deployment period with 7,980 of such systems installed.

Digital Cinema

The business of Phase 1 DC and Phase 2 DC consists of the ownership and licensing of Systems to theatrical exhibitors and the collection of virtual print fees ("VPFs") from motion picture studios and distributors and alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema.  As part of Phase 1 DC's Phase I Deployment of Systems, Phase 1 DC has agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing Phase 1 DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment on 3,724 Systems.  Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Cinedigm Content and Entertainment Group (see Content and Entertainment section below).

In connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios and certain smaller independent studios and exhibitors for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC and Cinedigm Digital Funding 2, LLC ("CDF2"). As of March 31, 2013, Phase 2 DC also entered into master license agreements with 269 exhibitors and CDF2 covering a total of 8,565 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment. With the completion of the deployment period for Phase 2 DC and as of March 31, 2013, the Company has 7,980 Phase 2 DC Systems installed, including 5,477 screens under the Exhibitor-Buyer Structure, 1,049 screens covering 10 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,431 screens covering 17 exhibitors through CDF2, and 23 screens under other arrangements with 2 exhibitors.

Exhibitors paid an installation fee of up to $2 thousand per screen out of the VPFs collected to the Company's Digital Cinema Services division. The Company manages the billing and collection of VPFs and remits all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected. For Systems covered under the Exhibitor-Buyer Structure and CDF2, the Company has no debt, property and equipment, financing costs or depreciation recorded to its consolidated financial statements. Cinedigm will continue through June 30, 2013 to deploy Systems under the Exhibitor-Buyer Structure through "drive-in" theatres and will continue to seek further opportunities internationally. For Phase 2 DC Systems the Company owns and finances on a recourse basis, it typically receives a similar up to $2 thousand installation fee and an ongoing administrative fee that will approximate up to 10% of VPFs collected.

VPFs are earned pursuant to the contracts with movie studios and distributors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC according to fixed fee schedules, when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. One VPF is payable for every movie title displayed per System upon the initial booking of such movie. The amount of VPF revenue is therefore dependent on the number of unique movie titles released and displayed using the Systems. Phase 2 DC earns VPF revenues only for Systems that it owns.

Phase 2 DC's agreements with distributors require the payment of VPFs for ten years from the date each system is installed, however, Phase 2 DC may no longer collect VPFs once “cost recoupment”, as defined in the contracts with movie studios and distributors, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the four-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Furthermore, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2013, four customers, 20th Century Fox, Paramount Pictures, Sony Pictures Releasing Corporation ("Sony") and Warner Brothers, each represented approximately 10% or more of Phase 1 DC's revenues and together generated 63%, 56% and 37% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively, and with exception of Sony are also customers for entertainment software. Warner Brothers also represents 11% of consolidated revenues of the Company. No Phase 1 DC or Phase 2 DC customers comprised more than 10% of the Company's consolidated accounts receivable. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2014.

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

SERVICES

Services provides a variety of services to the Company's Phase 1 and Phase 2 deployments, exhibitor-buyers and other third party customers. Services consist of the following:

Operations of:	Products and services provided:
Digital Cinema Services
Provides monitoring, billing, collection, verification and other management services to the Company’s Phase I Deployment, Phase II Deployment, CDF2 Holdings, LLC ("CDF2 Holdings"), as well as to exhibitors who purchase their own equipment. Collects and disburses VPFs from motion picture studios and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”)
Develops and licenses software to the theatrical distribution and exhibition industries as well as other content owners, provides application service provider ("ASP Service"), and provides software enhancements and consulting services.

Digital Cinema Services

The Digital Cinema Services (“Services”) division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. This division services the Company's 3,724 screens in the Phase 1 deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC.

In addition, Services provides services to the 7,980 Phase 2 Systems deployed as of March 31, 2013. Services typically receives an activation and installation fee of up to $2 thousand per Phase 2 System as well as a monthly service fee that approximates up to 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of the Company's Phase 2 agreements with the motion picture studios, and additionally, are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Any unpaid services fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework and accrue a 15% cost of capital return until paid out of future VPFs. These fees are not recognized as income or accrued as an asset on the Company's balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid.

In February 2013,  we assigned to our newly formed wholly-owned subsidiary, Cinedigm DC Holdings LLC (“DC Holdings LLC”), the (i) right and obligation to service the digital cinema projection systems from the Phase I Deployment and certain systems that were part of the Phase II Deployment, (ii) delegated to DC Holdings the right and obligation to service certain other systems that were part of the Phase II Deployment and (iii) assigned to DC Holdings LLC the right to receive servicing fees from the Phase I and Phase II Deployments.  We also agreed to transfer to DC Holdings certain of our operational staff whose responsibilities and activities relate solely to the conduct of such servicing business and to provide DC Holdings LLC with the right to use the supporting software and other intellectual property associated with the operation of the servicing business.  DC Holdings entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”) which restricts DC Holdings LLC and its subsidiaries (including CDF I) from, among other things, (with certain specified exceptions):

•	making investments;

•	making capital expenditures beyond certain limits;

•	incurring other indebtedness or liens;

•	engaging in a new line of business;

•	entering into or amending certain agreements and contracts;

•	selling or disposing of assets;

•	acquiring, consolidating with, or merging with or into other companies; and

•	entering into transactions with affiliates.

Finally, Services has formed international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia to service up to 875 screens and is currently negotiating VPF agreements for Australia and New Zealand with the major Hollywood studios. In November 2012, we formed Cinedigm Digital Cinema Australia Pty Ltd as part of our international strategy. Services is exploring other similar international servicing partnerships in additional geographic locations.

Customers

For the fiscal year ended March 31, 2013 no customer comprised more than 10% of Services' revenues or accounts receivable.

Competition

Services faces limited competition domestically in its digital cinema services business as the major Hollywood movie studios have only signed digital cinema deployment agreements (“DCDAs”) with five entities, including the Company. The other entities with all such agreements include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group ("Regal"), AMC Entertainment Holdings, Inc. ("AMC") and Cinemark Holdings, Inc. ("Cinemark")) focused on managing the conversions of those three exhibitors; Sony Digital Cinema to support the deployment of Sony projection equipment; Christie to support the deployment of Christie equipment; and GDC, Inc ("GDC") to support the deployment of GDC equipment. The Company has a significantly greater market share than all other competitors beyond the DCIP consortium which services a total of approximately 16,000 total screens representing its consortium members.

As the Company expands its servicing platform internationally, an additional competitor beyond those listed above consists of Arts Alliance, Inc. ("Arts Alliance"), a leading digital cinema servicer focused on the European markets, GDC, as well as other potential local start-ups seeking to service a specific international market. The Company often seeks to partner with a leading local entity to combine our efficient servicing infrastructure and strong studio relationships with the necessary local market expertise and exhibitor relationships.

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

Theatrical Distribution System® (“TDS”)	Enables domestic distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Theatrical Distribution System (Global) (“TDSG “)	Enables international distributors to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Exhibition Management System™ (“EMS™”)	Enables domestic theatre owners to plan, book and account for theatrical movie releases and to collect and analyze related financial operations data.
Royalty Transaction Solution (“RTS”)	Enables licensors and licensees to manage and account for all intellectual property rights and royalty transactions.
CineXchange	CineXchange is a web-based platform providing theatrical data, analytics and software services.
Cinesuite	Cinesuite is a portfolio of proprietary applications developed to manage and facilitate the duplication and distribution of digital media via terrestrial, broadband and satellite delivery methods.

TCC

Our TCC system is installed as a component of all Phase 1 DC and Phase 2 DC Systems as well as our international deployments and partnerships. It provides in-theatre management for digitally-equipped movie theatres, enabling an exhibitor to control all the screens in a movie theatre, manage content and version review, assess and manage building, program scheduling and encryption security key management from a central terminal, whether located in the projection booth, the theatre manager's office or both.  Software receives upfront license fees from all TCC installations.  Phase 2 DC Systems also generate maintenance revenues and the Company licenses TCC to other domestic and international deployment entities and exhibitors.

TCC Enterprise

TCC Enterprise is used by exhibitors and their service partners to centrally monitor and manage digital operations at theatres utilizing the TCC theatre management system. TCC Enterprise receives real-time information from all networked TCC systems to provide a consolidated view of shows, content and system performance. TCC Enterprise also centralizes certain key operational tasks enabling theatrical exhibitors greater control and consistency in managing their digital theatres. TCC Enterprise also includes a powerful VPF management module that is used by Cinedigm to manage obligations and reporting under its studio VPF agreements and can be licensed to third parties as part of our international partnerships.

Domestic Theatrical Distribution Management

Our TDS product is currently the system of choice to manage domestic theatrical movie releases for two of the six major motion picture studios and we expect to complete the customization and installation of TDS at the 3rd major studio during the fiscal year ending March 31, 2014 and for almost all other domestic mini-major and independent movie distributors.  The main competition for TDS has been in-house development by the motion picture studios.  For the fiscal years ended March 31, 2013 and 2012, the TDS product comprised 33% and 44% of Software's revenues, respectively.

International Theatrical Distribution Management

TDSG supports the planning, booking and operations of worldwide movie distribution, with multi-language and multi-currency capabilities. TDSG's unique design incorporates the business rules for all supported territories within a single application.  Software's primary customer is Fox International ("Fox") who is actively deploying the system in up to eighteen international territories.  Software is currently expanding its marketing of TDSG internationally.

Exhibition Management

EMS™ is a powerful and comprehensive solution for managing the planning, booking, auditing, distributor payments and accounting by theatrical exhibitors. EMS interfaces with the customers' box office ticketing, point-of-sale, and other systems to streamline operations and eliminate manual processes. Major EMS customers include AMC and Carmike Theaters, Inc. as well as a number of other mid-sized and smaller exhibitors. Software expects additional opportunities to license this product now that most exhibitors have converted to digital.

IP Rights and Royalty Management

RTS is a web-based solution for the management by licensors and licensees of intellectual property rights, which was part of a prior acquisition. RTS is utilized by major content rights owners including Starz Entertainment, Shout Factory and Cinedigm Content and Entertainment Group (“CEG”).

CineXchange

CineXchange is Software's Internet platform for providing data, analytics and software services developed from digital cinema data and other theatrical data sources. The basic CineXchange framework enables users to securely access and utilize products and services via the Internet on multiple computing devices. CineXchange is the portal through which Software will extend the functionality of its existing client-server based applications as well as new applications and services.

Cinesuite

The Cinesuite portfolio includes various proprietary applications that were developed to support the Company's former digital media services business, and several applications have been licensed to third parties. Although the key assets of the digital media services' business were sold to Technicolor during the fiscal year ended March 31, 2012, Software retained its ownership of its proprietary software applications and transaction agreement included a license to Technicolor to use the Cinesuite applications. Software has also licensed this product suite to a Fortune 50 company in India, a delivery entity in Mexico and is actively pursuing additional licensing opportunities for these unique products.

Research and Development

During the fiscal years ended March 31, 2013 and 2012, the Company's recorded research and development expenses of approximately $0.1 million and $0.2 million, respectively, and was comprised mainly of personnel costs and third party contracted services attributable to research and development efforts at Software related to the development of our digital software applications and various product enhancements to TDS and EMS™.

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

Customers

For the fiscal year ended March 31, 2013 no customer comprised more than 10% of Software's revenues or accounts receivable.

Competition

Within the major domestic motion picture studios and exhibition circuits, Software's principal competitors for its products are in-house development teams, which generally are assisted by outside contractors and other third parties. Most domestic motion picture studios that do not use the TDS software use their own in-house developed systems. Internationally, MACC licenses similar software. Software's movie exhibition product, EMS™, competes principally with customized solutions developed by the large exhibition circuits as well as point of sale system modules attempting to provide comparable functionality. Software also competes with Arts Alliance to secure international installations of its TCC and TCC Enterprise product.

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
CEG
As a leading distributor of independent digital content, CEG collaborates with producers and the exhibition community to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

CEG is a leader in the digital distribution revolution that is transforming the independent content landscape, and is uniquely positioned to benefit from all aspects of the revolution, from distribution in theatres to home, mobile and emerging platforms, including iTunes, Amazon Prime, Netflix, xBox, Playstation, as well as DVD, Blu-ray and VOD. CEG has focused its activities on three main areas of business: (i) Aggregation and distribution of content libraries in the home entertainment market; (ii) theatrical and subsequent home entertainment releasing of newly acquired independent movies; and (iii) the creation and launching of branded, curated over-the-top entertainment channels and applications. With these three complementary entertainment distribution capabilities, Cinedigm is capitalizing on the key drivers of value we believe critical to success in independent content going forward. On April 20, 2012, the Company acquired Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders, and was integrated into the Company's Content & Entertainment segment.

Theatrical releasing

As of June 11, 2013, we have acquired 17 titles for theatrical release, ranging from horror to documentaries. Our goal is to release 18 to 20 new movies per year. Our first acquisition, The Invisible War, was nominated for an Academy Award® and won the prestigious Spirit Award®. Other high profile releases include THE ENGLISH TEACHER with Julianne Moore and Greg Kinnear, ARTHUR NEWMAN with Colin Firth and Emily Blunt, VIOLET AND DAISY with James Gandolfini and SHORT TERM 12, the critically acclaimed winner of the South By Southwest Festival starring Bree Larson.

Additionally, CEG is engaged in Alternative Content theatrical releasing via its recently launched DOCURAMA FESTIVAL. This seven week series ran in 15 markets and brought acclaimed documentaries to audiences. Following the theatrical stint, the documentaries became available on ancillary platforms, as well as CEG's recently launched Docurama YouTube subscription service.

Distribution and Aggregation

As the leading distributor and aggregator of independent content, CEG maintains a significant library of distribution rights across all media and grows this library annually through new rights acquisitions:

•	We aggregate over 20,000 movies and TV shows and deliver over 40,000 hours of movie and television to platforms;

•	We deliver over 900 new digital properties monthly for more than 650 licensors;

•
We significantly outperformed the industry averages during the fiscal year ended March 31, 2013 with 55% growth in digital revenues, and 65% growth in physical product sales compared to industry growth of 27% and (6%) respectively; and

•
We announced in May 2013 a long-term physical goods (Blu-ray/DVD) distribution partnership with Universal Home Entertainment, setting the stage for further growth and opportunity for 150 DVDs annually.

OTT Entertainment Channels/Applications

CEG believes that the industry is at the very beginning of an explosion of new networks that will enable content suppliers to directly reach audiences on all connected devices via various mobile platforms, connected televisions and the Internet. Most connected platforms, such as Samsung, Microsoft xBox, Sony Playstation, AppleTV, Roku, as well as other mobile devices offer a limited number of curated applications targeted at avid audiences. CEG sees a significant opportunity for growth on these platforms given our extensive library of digital rights and strong interest from our digital partners. CEG intends to develop a number of proprietary niche advertising-VOD and premium subscription VOD channels over the next one to three years beginning with our existing libraries. CEG's first channel, Docurama, launched in May 2013 with a seven documentary slate release in select movie theaters, along with the launch of a premium YouTube subscription channel and our first OTT application.

Market Opportunity

We believe that the following factors are accelerating growth in independent content as well as are poised to drive CEG growth:

•	Production
With a red camera® and a computer, moviemakers can cheaply and quickly produce a motion picture suitable for theatrical release creating more, higher quality movies in the marketplace;

•	Distribution Platforms
In addition to digital theatres that can nimbly program movies, more and more digital retailers and platforms are emerging in the home and mobile arenas, creating an arms race for more new content and libraries to fill their pipelines;

•	Distribution Devices
Mobile devices such as the iPhone®, iPad®, Android®-based devices and other mobile players afford consumers with ample opportunities to view content;

•	Fewer Studio Movies
Studios are producing fewer, albeit bigger, tentpole productions, creating demand by consumers and exhibition for more diverse content;

•	Exhibition Needs Content
Exhibitors are hungry for content given the reduction in the number of movies produced, creating a void in theatres with less than 5% of seats occupied in theaters Monday through Thursday and only about 15% on an annualized basis; and

•	Bigger Talent
With fewer movies being produced, bigger talent is heading to smaller movies, creating more marketable indie content (recent examples include “Margin Call,” starring Kevin Spacey, Demi Moore and Jeremy Irons., “Bernie” starring Jack Black, Shirley MacLaine and Matthew McConaughey).

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal year ended March 31, 2013, one customer, A&E Network represented 10% or more of CEG's revenues and generated 27% of CEG's revenues. A&E Network was not a customer of CEG as of March 31, 2013.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors have significantly greater financial, marketing and managerial resources than we do, have generated greater revenue and are better known than we are.

The Company views the following as its principal competition in its content and entertainment segment:

•	Magnolia Pictures;

•	IFC Entertainment;

•	Roadside Attractions LLC;

•	The Weinstein Company;

•	Anchor Bay Entertainment;

•	Image Entertainment, Inc.; and

•	Entertainment One (eOne).

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

As a consequence, it was determined that the above former businesses met the criteria for classification as discontinued operations during the respective periods and their respective assets and liabilities met the criteria for classification as “assets held for sale” and “liabilities as part of assets held for sale”, respectively, as of March 31, 2012. The consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect the adjustments resulting from these changes in classification. Please see Note 3 to the Consolidated Financial Statements within Item 8, "Financial Statements and Supplementary Data" for further information.

Discontinued operations consists of the following:

Operations of:	Products and services provided:
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

ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (the “Pavilion Theatre”)	A nine-screen digital movie theatre and showcase to demonstrate the Company's integrated digital cinema solutions.
Core Technology Services, Inc. (“Managed Services”)	Provides information technology consulting services and managed network monitoring services through its global network command center.
USM	Provides cinema advertising services and entertainment.

In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre for $0.2 million. In September 2011, the Company completed the sale of USM for $6.0 million in cash. In November 2011, the Company completed the sale of the majority of assets of DMS for $1.0 million in cash. In May 2012, the Company sold to a third party the remaining net assets of its non-theatrical DMS business for $0.2 million.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2013, we had 160 employees, of which 11 are part-time and 149 are full-time. Of our full-time employees, 33 are in sales and marketing, 43 are in operations, 9 are in research and development, 27 are in technical services, and 37 are in executive, finance and administration.

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

Our Phase I credit agreement (the “Phase I Credit Agreement”) with Société Générale, New York Branch (“SG”) and certain other lenders contains certain restrictive covenants that restrict, among other things, our indirect subsidiary, Cinedigm Digital Funding I, LLC (“CDF I”) and its subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase I Credit Agreement is non-recourse to the Company and our other subsidiaries. In February 2013, Cinedigm DC Holdings LLC (“DC Holdings LLC”), our wholly-owned subsidiary to which we transferred our business of servicing digital cinema projection systems, entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”) which restricts DC Holdings LLC and its subsidiaries (including CDF I) from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Prospect Loan is non-recourse to the Company and our other subsidiaries, except for Access DM (which is a wholly-owned subsidiary of DC Holdings LLC) and Access Digital Cinema Phase 2, Corp. ("ADCP2"), each of which guaranteed the obligations of DC Holdings LLC to Prospect. The Company is responsible for certain non-financial obligations with respect to the Prospect Loan and limited financial support not to exceed $1.5 million per year in the event financial performance does not meet certain defined benchmarks. The Company would not have been required to provide any support in fiscal year 2013 if the Prospect Loan had been outstanding for the full year. Our indirect subsidiary, Phase 2 B/AIX has entered into several credit agreements (the “KBC Agreements”) with KBC pursuant to which KBC has financed the acquisition of digital cinema projection systems purchased from Barco, Inc. to be installed at various theatre locations. The non-recourse KBC Agreements, among other things, restrict Phase 2 B/AIX from (with certain specified exceptions) incurring liens, disposing of certain assets outside the ordinary course of business, merging or consolidating with other entities, changing its line of business and making payments (including dividends) to affiliates. The KBC Agreements are non-recourse to the Company and its subsidiaries other than Phase 2 B/AIX and are consolidated by the Company similarly to CDF I. In October, 2011, we began earning fees under a management services agreement with CDF2 Holdings, an indirect wholly-owned non-consolidated variable interest entity that is intended to be a special purpose, bankruptcy remote entity, and CDF 2, a wholly-owned subsidiary of CDF2 Holdings. The revenues under this management service agreement were assigned to DC Holdings LLC as of February 28, 2013. CDF2 financed certain digital systems under its credit agreement with SG and certain other lenders (the “Phase II Credit Agreement”). The Phase II Credit Agreement contains certain restrictive covenants that, among other things, restrict CDF2 Holdings, CDF 2 and their subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase II Credit Agreement is non-recourse to the Company and our other subsidiaries. The digital cinema projection systems that CDF 2 partially finances by borrowing under the Phase II Credit Agreement are acquired directly from the manufacturers and are sold to and leased back by CDF 2 Holdings from CHG-Meridian U.S. Finance, Ltd. (“CHG”) pursuant to a Master Lease Agreement and related documents (the “CHG Lease”). The CHG Lease contains certain restrictive covenants that restrict CDF2 Holdings from, among other things, (with certain specified exceptions) incurring liens on the leased digital cinema systems and from subleasing, assigning, modifying or altering such systems. The CHG Lease is non-recourse to the Company and our other subsidiaries. CDF 2 is not consolidated by the Company, as the Company does not exercise control over CDF 2, the lease equity to finance the systems is provided by an unaffiliated third party, and the Company's risk is limited to our initial investment and revenues that could be earned under the management services agreement (which revenues have, as mentioned above, been assigned to DC Holdings LLC).

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

Many of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do, which may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Many of our competitors also have significantly greater name and brand recognition and a larger customer base than us. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Our plan to acquire additional businesses involves risks, including our inability to complete an acquisition successfully, our assumption of liabilities, dilution of your investment and significant costs.

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets.  Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers.  Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and involves assuming new liabilities.  Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in our company could be diluted, perhaps significantly.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

Our previous acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

Our acquisition of these businesses and their respective assets also involved the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems.  In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities.  Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our growth. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources, related to the successful integration of the newly acquired businesses. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

Our substantial non-recourse debt and lease obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations. We had total loans payable to third parties with principal amounts aggregating $237.9 million as of March 31, 2013, all of which was non-recourse and not guaranteed by the Company or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, Phase 2 B/AIX with respect to the KBC Agreements and CDF2 Holdings and CDF 2 with respect to the Phase II Credit Agreement and CHG Lease. The Company provides limited financial support to the Prospect Loan not to exceed $1.5 million per year in the event financial performance does not meet certain defined benchmarks. The Company would not have been required to provide any support in fiscal year 2013 if the Prospect Loan had been outstanding for the full year.

We also had a capital lease obligation covering a facility with an aggregate principal amount of $4.5 million as of March 31, 2013. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it has not been operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to remain with the Company as of March 31, 2013. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser who makes all payments related to the lease and as such, the Company has no continuing involvement in the operation of the Pavilion Theatre.

In February 2013, DC Holdings LLC, our wholly-owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly-owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130 million of which $5.0 million was assigned to DC Holding LLC. Phase 2 B/AIX, our indirect wholly-owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $63.1 million in the aggregate. As of March 31, 2013, the outstanding principal balance under the KBC Agreements was $44.3 million in the aggregate.

The obligations and restrictions under the Prospect Loan, the Phase I Credit Agreement, the KBC Agreements and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and
•
requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

CDF 2 and CDF2 Holdings are our indirect wholly-owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF 2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2013, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $59.7 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate.  These facilities are non-recourse to the Company and our subsidiaries, excluding the Company's VIEs,  CDF 2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF 2 and CDF 2 Holdings are important to the Company with respect to the success of its Phase II Deployment, the Company's financial exposure related to the debt of CDF 2 and CDF2 Holdings is limited to the $2.0 million initial investment it made into CDF 2 and CDF2 Holdings. As of March 31, 2013, the book value of this investment was approximately $1.8 million.

The obligations and restrictions under the Phase II Credit Agreement and the CHG Lease could have important consequences for CDF 2 and CDF2 Holdings, including:

•	Limiting their ability to obtain necessary financing in the future; and
•	requiring them to dedicate a substantial portion of their cash flow to payments on their debt obligations, thereby reducing the availability of their cash flow for other uses.

If we are unable to meet our lease and non-recourse debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations.

The foregoing risks would be intensified to the extent we borrow additional money or incur additional debt.

The agreements governing the financing of our Phase I Deployment and part of our Phase II Deployment and the Prospect Loan impose certain limitations on us.

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

One or more of the KBC Agreements governing part of the financing of our Phase II Deployment restrict the ability of Phase 2 B/AIX to, among other things:

•	dispose of or incur other liens on the digital cinema projection systems financed by KBC;
•	engage in a new line of business;
•	sell assets outside the ordinary course of business or on other than arm's length terms;
•	make payments to majority owned affiliated companies; and
•	consolidate with, or merge with or into other companies.

The agreements governing the Prospect Loan restrict the ability of DC Holdings LLC and its subsidiaries, subject to certain exceptions, to, among other things:

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

The Phase II Credit Agreement governing part of the financing of part of our Phase II Deployment that has not been financed by the KBC Agreements restricts the ability of CDF 2, CDF2 Holdings and their existing and future subsidiaries to, among other things:

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

Based on our current level of operations, we believe our cash flow from operations, subsequent borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2014.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings.  As of March 31, 2013, we had negative working capital, defined as current assets less current liabilities, of $17.5 million, and cash and cash equivalents and restricted cash totaling $13.4 million; we had an accumulated deficit of $242.5 million however during the fiscal year ended March 31, 2013, we generated $29.4 million of net cash from operating activities.

Our net losses and cash outflows may increase as and to the extent that we increase the size of our business operations, increase our sales and marketing activities, increase our content distribution rights acquisition activities, enlarge our customer support and professional services and acquire additional businesses.  These efforts may prove to be more expensive than we currently anticipate which could further increase our losses.  We must continue to increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

Many of our corporate actions may be controlled by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of March 31, 2013, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 48% of our outstanding common stock.  In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 199,615 shares of Class A Common Stock and has stock options to purchase 4,500,000 shares of Class A Common Stock. Such options began vesting in thirds starting in December 2011 and will finish in December 2013. If all the options were exercised, Mr. McGurk would own 4,699,615 shares or approximately 8.8% of the then-outstanding Class A Common Stock. In addition, an affiliate of Sageview Capital L.P. (“Sageview”) owns 180,395 shares of Class A Common Stock and warrants to purchase 16,000,000 shares of Class A Common Stock. If such warrants are exercised, Sageview would own approximately 25.1% of the then-outstanding Class A Common Stock.  Laura Nisonger Sims, a member of our board of directors, is a principal of Sageview. Based on its ownership if the warrants, Sageview is entitled to have non-voting observers attend our board of directors.

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

Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with three of our top executive officers, all of which will terminate within the next 12 months unless renewed. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.
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

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it required us to include in our Form 10-K annual reports by our management regarding the effectiveness of our internal control over financial reporting. The report included, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. The assessment did not result in the disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identified one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we would not be unable to assert such internal control as effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If, in the future, we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we do not respond to future advances in technology and changes in customer demands, our financial position, prospects and results of operations may be adversely affected.

The demand for our Systems and other assets in connection with our digital cinema business (collectively, our “Digital Cinema Assets”) may be affected by future advances in technology and changes in customer demands. We cannot assure you that there will be continued demand for our Digital Cinema Assets. Our profitability depends largely upon the continued use of digital presentations at theatres. Although we have entered into long term agreements with major motion picture studios and independent studios (the “Studio Agreements”), there can be no assurance that these studios will continue to distribute digital content to movie theatres. If the development of digital presentations and changes in the way digital files are delivered does not continue or technology is used that is not compatible with our Systems, there may be no viable market for our Systems and related products. Any reduction in the use of our Systems and related products resulting from the development and deployment of new technology may negatively impact our revenues and the value of our Systems.

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

Our Studio Agreements account for a significant portion of our revenues.  Together these studios generated 63%, 56%, 8%, 25% and 45% of Phase 1 DC's, Phase 2 DC's, Software's, the Services segment's, and our consolidated revenues, respectively, for the fiscal year ended March 31, 2013.

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

The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business as are master license administrative agreements (the "MLAAs"). The MLAs have terms which expire in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems which may require additional capital expenditures.  If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. Additionally, termination of MLAAs could adversely impact our servicing business.

We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.

Over 57% of Phase 1 DC's Systems and 18% of total systems are under MLA in theatres owned or operated by one large exhibitor.  The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs.  Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres.  If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows.  There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

An increase in the use of alternative movie distribution channels and other competing forms of entertainment could drive down movie theatre attendance, which, if causing significant theatre closures or a substantial decline in motion picture production, may lead to reductions in our revenues.

Various exhibitor chains which are the Company's distributors face competition for patrons from a number of alternative motion picture distribution channels, such as DVD, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the Internet. These exhibitor chains also compete with other forms of entertainment competing for patrons' leisure time and disposable income such as concerts, amusement parks and sporting events. An increase in popularity of these alternative movie distribution channels and competing forms of entertainment could drive down movie theatre attendance and potentially cause certain of our exhibitors to close their theatres for extended periods of time. Significant theatre closures could in turn have a negative impact on the aggregate receipt of our VPF revenues, which in turn may have a material adverse effect on our business and ability to service our debt.

An increase in the use of alternative movie distribution channels could also cause the overall production of motion pictures to decline, which, if substantial, could have an adverse effect on the businesses of the major studios with which we have Studio Agreements. A decline in the businesses of the major studios could in turn force the termination of certain Studio Agreements prior to the end of their terms. The Studio Agreements with each of the major studios are critical to our business, and their early termination may have a material adverse effect on our revenue, profitability, financial condition and cash flows.

The acquisition restrictions contained in our certificate of incorporation which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.

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

To reduce the likelihood of an ownership change, we have established acquisition restrictions in our certificate of incorporation. The acquisition restrictions in our certificate of incorporation are intended to restrict certain acquisitions of our common stock to help preserve our ability to utilize our NOLs by avoiding the limitations imposed by Section 382 and the related Treasury regulations. The acquisition restrictions are generally designed to restrict or deter direct and indirect acquisitions of our common stock if such acquisition would result in a shareholder becoming a “5-percent shareholder” (as defined by Section 382 and the related Treasury regulations) or increase the percentage ownership of Company stock that is treated as owned by an existing 5-percent shareholder.

Although the acquisition restrictions are intended to reduce the likelihood of an ownership change that could adversely affect us, we can give no assurance that such restrictions would prevent all transfers that could result in such an ownership change. In particular, we have been advised by our counsel that, absent a court determination, there can be no assurance that the acquisition restrictions will be enforceable against all of our shareholders, and that they may be subject to challenge on equitable grounds. In particular, it is possible that the acquisition restrictions may not be enforceable against the shareholders who voted against or abstained from voting on the restrictions at our 2009 annual meeting of stockholders.

Under certain circumstances, our Board may determine it is in the best interest of the Company to exempt certain 5-percent shareholders from the operation of the acquisition restrictions, if a proposed transaction is determined not to be detrimental to the Company's utilization of its NOLs.

The acquisition restrictions also require any person attempting to become a holder of 5% or more of our common stock, as determined under Section 382, to seek the approval of our Board. This may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the acquisition restrictions have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our Class A common stock might suffer. The acquisition restrictions may be waived by our Board. Stockholders are advised to monitor carefully their ownership of our common stock and consult their own legal advisors and/or Company to determine whether their ownership of our common stock approaches the proscribed level.

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

In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders,” as defined in the Section 382 and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation's stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.

If we were to experience an ownership change, we could potentially have, in the future, higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to us. Therefore, we have adopted the acquisition restrictions set forth in Article Fourth of our certificate of incorporation in order to reduce the likelihood that we will experience an ownership change under Section 382. There can be no assurance, however, that these efforts will deter or prevent the occurrence of an ownership change and the adverse consequences that may arise therefrom, as described above under the risk factor titled “The acquisition restrictions contained in our certificate of incorporation, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.”

Our revenues and earnings are subject to market downturns.

Our revenues and earnings may fluctuate significantly in the future. General economic or other conditions could cause lower than expected revenues and earnings within our digital cinema, technology or content and entertainment businesses. The global economic turmoil of recent years has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our movies, thus reducing our revenue and earnings. While stabilization has continued, it remains a slow process and the global economy remains subject to volatility. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to financing of any future acquisitions, or financing activities. Any of these factors could have a material adverse effect on our business, results of operations and could result in significant additional dilution to shareholders.
Economic conditions could materially adversely affect the Company.

The Company's operations and performance could be influenced by worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company's products and services.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for the Company's products and services and on the Company's financial condition and operating results.  Uncertainty about current global economic conditions could also continue to increase the volatility of the Company's stock price.

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

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2013.

Deployment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Phase 1 DC (1)
Phase 2 DC (1)

Services

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Software	Auburn Hills, Michigan	Administrative offices	December 2011 (2)	1,203
	Woodland Hills, California	Administrative and technical offices	May 2016 (3)	6,726

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
CEG	Century City, California	Administrative offices	January 2017 (6)	10,623
	Manhattan Borough of New York City	Executive and administrative offices	April 2016 (8)	11,200

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Manhattan Borough of New York City	Executive and administrative offices	April 2016	11,200

Discontinued operations

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (4)	31,120
Data Center (7)	Brooklyn Borough of New York City	IDC facility	January 2016 (5)	30,520

(1)	Employees share office space with CEG in Century City, California and New York, New York.

(2)
Lease has an option to renew for up to an additional five years, which the Company has exercised since the expiration of the lease, with 180 days prior written notice at 95% of the then prevailing market rental rate.

(3)	Lease commenced in May 2011.

(4)
There is no lease renewal provision.  In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and entered into a separate sublease agreement with the third party to sublet the Pavilion Theatre.

(5)	There is no lease renewal provision.

(6)	Sublease commenced April 2012. In addition to CEG, various departments within the Company also occupy space at this location.

(7)
Since May 1, 2007, the IDC facility has been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement. FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

(8)	Leased property assumed following the acquisition of New Video in April 2012.

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

PART II
ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the Fiscal Years Ended March 31,
	2013		2012
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$1.80	$1.32	$2.49	$1.65
July 1 – September 30	$1.52	$1.11	$2.03	$1.10
October 1 – December 31	$1.58	$1.22	$1.74	$1.03
January 1 – March 31	$1.73	$1.30	$2.20	$1.34
The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on June 10, 2013 was $1.52 per share.  As of June 10, 2013, there were 104 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B Common Stock”).  Each outstanding share of Class B Common Stock may be converted into one share of Class A Common Stock at any time, and from time to time, at the option of the holder and the holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held.  On April 26, 2012, the holder of 25,000 shares of the Company's Class B common stock converted all of the Class B shares into 25,000 Class A common stock shares. Accordingly the Company no longer has any Class B common stock outstanding. On September 13, 2012, after receiving approval of its stockholders at the annual meeting of stockholders held on September 12, 2012, the Company amended its Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors. The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. Prior to September 2010, the Company was prohibited under the terms of a term loan with Sageview to make such payments. There were $90 of cumulative dividends in arrears on the Preferred Stock at March 31, 2013.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2013.  We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2013	2012	2011	2010	2009
Revenues	$88,080	$76,557	$58,439	$50,464	$52,096
Direct operating (exclusive of depreciation and amortization shown below)	12,489	7,042	4,329	5,004	5,960
Selling, general and administrative	23,123	15,717	11,777	9,942	10,589
Provision for doubtful accounts	490	459	144	(95)	(110)
Research and development	144	175	256	130	152
Merger and acquisition costs	1,267	604	—	—	—
Restructuring and transition expenses	340	1,207	1,403	—	—
Depreciation and amortization of property and equipment	36,498	35,865	31,916	29,834	28,934
Amortization of intangible assets	1,565	294	333	348	612
Total operating expenses	75,916	61,363	50,158	45,163	46,137
Income from operations	12,164	15,194	8,281	5,301	5,959

Interest income	48	140	154	312	367
Interest expense – cash portion	(26,244)	(27,465)	(24,581)	(30,649)	(21,693)
Interest expense – non-cash, includes accretion of note payable discount	(2,070)	(2,434)	(2,410)	(2,934)	(4,745)
Debt prepayment fees	(3,725)	—	—	—	—
(Loss) gain on extinguishment of notes payable	(7,905)	—	(4,448)	10,744	—
Income (loss) on investment in non-consolidated entity	322	(510)	—	—	—
Other income (expense), net	653	912	(433)	(570)	(366)
Change in fair value of warrant liability	—	—	3,142	2,994	—
Change in fair value of interest rate derivatives	1,231	200	(1,326)	(8,463)	(4,529)
Loss from continuing operations before benefit from income taxes	(25,526)	(13,963)	(21,621)	(23,265)	(25,007)
Benefit from income taxes	4,944	—	—	—	—
Loss from continuing operations	(20,582)	(13,963)	(21,621)	(23,265)	(25,007)
Loss from discontinued operations	(484)	(5,381)	(8,237)	(6,243)	(12,197)
(Loss) gain on sale of discontinued operations	—	(3,696)	622	—	(164)
Net loss	(21,066)	(23,040)	(29,236)	(29,508)	(37,368)
Preferred stock dividends	(356)	(356)	(394)	(400)	(50)
Net loss attributable to common shareholders	$(21,422)	$(23,396)	$(29,630)	$(29,908)	$(37,418)
Basic and diluted net loss per share from continuing operations	$(0.44)	$(0.39)	$(0.71)	$(0.83)	$(0.91)
Shares used in computing basic and diluted net loss per share (1)	47,517,167	36,259,036	30,794,102	28,624,154	27,476,420

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2013	2012	2011	2010	2009
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$20,199	$33,071	$22,979	$24,193	$26,584
Working capital	$(17,497)	$2,957	$13,713	$15,589	$24,400
Total assets	$284,058	$290,137	$307,488	$297,147	$322,397
Notes payable, non-recourse	$237,909	$170,989	$192,554	$173,301	$195,448
Total stockholders' (deficit) equity	$(17,314)	$(11,473)	$1,787	$11,292	$38,787
Other Financial Data (At Period End):
Net cash provided by operating activities	$29,369	$39,938	$30,075	$9,948	$33,818
Net cash used in investing activities	$(4,250)	$(17,315)	$(41,067)	$(19,394)	$(34,236)
Net cash (used in) provided by financing activities	$(29,514)	$(15,528)	$12,646	$2,712	$(13,409)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning almost 12,000 movie screens from traditional film prints to digital distribution, the Company continues to advance worldwide cinema modernization with its suite of software products allowing exhibitors and distributors to manage their digital businesses with efficiency, insight and lower costs. And, as a leading distributor of independent content domestically, the Company collaborates with producers and the exhibition community to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, xBox, Playstation, VOD and (iii) physical goods, including DVD and Blu-ray. The Company's library of over 5,000 physical goods titles and 20,000 digital titles from more than 650 independent rights holders includes award-winning documentaries from Docurama Films®, next-generation independent movies from Flatiron Film Company® and acclaimed independent movies and festival picks through partnerships with the Sundance Institute and Tribeca Film. The Company is proud to distribute many Oscar®-nominated movies including “The Invisible War,” “Hell and Back Again,” “GasLand,” “Waste Land” and “Paradise Lost 3: Purgatory.”

The Company reports its financial results in four primary segments as follows: (1) Phase I Deployment, (2) Phase II Deployment, (3) Services and (4) Content & Entertainment.  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's Systems installed in North American movie theatres.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content &

Entertainment segment is a market leader in the three pillars of digital entertainment distribution - aggregation and distribution, theatrical releasing and branded and curated OTT entertainment channels and applications.

In April 2012, the Company issued 7,857,143 shares of Class A common stock at a public offering price of $1.40 per share, resulting in net proceeds to the Company of $10.0 million, net of costs of $1.1 million.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video, an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company agreed to pay $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. The New Video Acquisition was consummated on April 20, 2012. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the fiscal year ended March 31, 2013.

On February 28, 2013, the Company significantly enhanced its capital structure by closing two new credit facilities which effectively refinanced the non-recourse senior Phase 1 2010 Term Loan and recourse corporate note into two non-recourse loans. These two new non-recourse credit facilities, $125.0 million and $70.0 million respectively, will be supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business. These new facilities significantly improve upon the terms of the previous financing arrangements through a combination of (i) reduced borrowing costs, (ii) the issuance of all as debt non-recourse to Cinedigm’s software and content businesses, and (iii) a significant maturity extension to 2021.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
Holdings
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $21.1 million and $23.0 million during the fiscal years ended March 31, 2013 and 2012, respectively, and we have an accumulated deficit of $242.5 million as of March 31, 2013. Included in our consolidated net losses were merger and acquisitions and restructuring expenses of $1.3 million and $0.3 million, respectively, during the fiscal year ended March 31, 2013. We also have significant contractual obligations related to our non-recourse debt for the remainder of the fiscal year ended March 31, 2014 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at March 31, 2013, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least March 31, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the fiscal years ended March 31, 2013 and 2012, the Company has not made any revisions to estimated useful lives. During the fiscal year ended March 31, 2013, the Company reduced its capital lease obligation resulting from an amended sub-lease agreement in January 2013, through which an unrelated third party purchaser pays the capital lease and the Company is the primary obligor. During the fiscal year ended March 31, 2012, the Company did not record any impairment charges from continuing operations on its property and equipment.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs for software to be sold, licensed or otherwise marketed that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, generally five years, except for deployment software which is for ten years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis.

GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting units: Software and CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1 to the Company's consolidated financial statements in Item 8, goodwill increased during the fiscal year ended March 31, 2013 as a result of the New Video Acquisition.

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

For reporting units where we decide to perform a quantitative testing approach in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators. This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenues and gross margins, which vary among reporting units. The market participant based weighted average cost of capital for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

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

During the annual testing of goodwill for the fiscal year ended March 31, 2013, management performed the quantitative assessment for its Software and CEG reporting units. In determining fair value, we make various assumptions, including our expectations of future cash flows based on projections or forecasts derived from our analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimate the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Our assumptions for our annual impairment test should not be construed as earnings guidance or long-term projections and are typically more conservative projections. Our assumptions included growth rates in adjusted EBITDA that are derived from the Company's budget for the fiscal year ended March 31, 2014 with flat growth rates of approximately 2% and 3% for Software and CEG, respectively, for the fiscal years thereafter through the fiscal year ending March 31, 2018. Further, we assumed a market-based weighted average cost of capital of 10% and 20% for Software and CEG, respectively, to discount cash flows and a blended federal and state tax rate of 40%.

We determined that the fair value of the Software reporting unit exceeded its carrying value, inclusive of goodwill of $4.2 million, by over 100%. We determined that the fair value of the CEG reporting unit exceeded its carrying value, inclusive of goodwill of $8.5 million, by over 100%. Thus, a significant decrease in fair value would be required before the goodwill balance at these reporting units would have a carrying value in excess of the fair value. As such, no further analysis of the Software and CEG reporting units was required and no goodwill impairment was recorded for the fiscal year ended March 31, 2013. There is, however, a significant risk of future impairment if management's expectations of future cash flows are not achieved.

Information related to the goodwill allocated to the Company's reportable segments is detailed below:

($ in thousands)	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	6,974	—	6,974
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739

As of March 31, 2013, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the fiscal years ended March 31, 2013 and 2012, no impairment charge for finite-lived intangible assets was recorded.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment
VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, generally either a fixed amount or as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature movies, such as concerts and sporting events (typically referred to as “alternative content”). ACF revenue is recognized in the period in which the alternative content first opens for audience viewing.

Revenues are deferred for up front exhibitor contributions and are recognized over the cost recoupment period, which is expected to be ten years.

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

Revenue is deferred in cases where:  (1) a portion or the entire contract amount cannot be recognized as revenue, due to non-delivery or pre-acceptance of licensed software or custom programming, (2) uncompleted implementation of ASP Service, or (3) unexpired pro-rata periods of maintenance, minimum ASP Service fees or website subscription fees. As license fees, maintenance fees, minimum ASP Service fees and website subscription fees are often paid in advance, a portion of this revenue is deferred until the contract ends. Such amounts are classified as deferred revenue and are recognized as earned revenue in accordance with the Company’s revenue recognition policies described above.

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment, paid an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by Holdings upon installation and such fees are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

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
CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content is viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

Results of Continuing Operations for the Fiscal Years Ended March 31, 2013 and 2012

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$39,646	$42,028	$(2,382)	(6)%
Phase II Deployment	12,464	11,714	750	6%
Services	19,920	21,219	(1,299)	(6)%
Content & Entertainment	16,050	1,596	14,454	906%
	$88,080	$76,557	$11,523	15%
Revenues increased $11.5 million or 15% during the fiscal year ended March 31, 2013 with the organic growth in revenues in Content and Entertainment as well as the New Video Acquisition more than offsetting decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $1.6 million for the fiscal year ended March 31, 2013 partially due to a number of unexpected releasing decisions made by the major studios during the Company's fiscal second quarter: (i) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (ii) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (iii) studios reduced the breadth and/or number of releases around the Olympics in August; and (iv) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the first and second quarters of the next fiscal year. Phase 2 DC's financed Systems installed and ready for content were 2,503 at March 31, 2013, up from 1,815 at March 31, 2012. Non-deployment revenues grew 58% inclusive of New Video and grew 1% assuming New Video had been included within the fiscal year ended March 31, 2012 operating results on a pro-forma basis.
In the Services segment, a $1.3 million, or 6%, decrease in revenues was primarily due to (i) lower results in Software license fees reflecting the decline in Phase 2 installations year over year as well as several studio distributor customers delaying software installations representing in excess of $2.0 million of revenues until the fiscal year ended March 31, 2014 and (ii) decreased exhibitor activation fees, partially offset by increased digital cinema servicing fees. During the fiscal year ended March 31, 2013, 2,371 Phase 2 DC Cinedigm-Financed and Exhibitor-Buyer Structure Systems were installed and a total of 7,980 installed Phase 2 Systems were generating service fees at March 31, 2013 as compared to 5,609 Phase 2 Systems at March 31, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in Services as we (i) commence international servicing and software installations in Australia, the Caribbean, Latin America and Europe during the fiscal year ended March 31, 2014 from our over 1,000 international screen backlog; (ii) recognize additional revenues from delayed existing software customers; and (iii) achieve continued growth in software and cinema services from our strong sales pipeline.

The CEG business expanded significantly to revenues of $16.1 million due to organic growth and the acquisition of New Video which was completed during the first quarter of the fiscal year ending March 31, 2013. Total CEG revenues increased by 13%, year over year, inclusive of New Video on a pro-forma basis. CEG has grown its historical fee-for-service theatrical releasing efforts (Indie Direct) and has expanded its ancillary market distribution efforts of distributing both movies and television entertainment content into digital, VOD and physical goods (DVDs and Blu-ray discs). During the fiscal year, CEG outperformed the industry with growth in digital revenues of 55% versus the industry average of 27% and growth in physical goods sales of 65% versus the industry average of (6%). CEG is utilizing the combined resources of its theatrical releasing infrastructure and its home entertainment distribution capabilities to acquire the North American distribution rights in all media for independent movies as well as to launch several programmatic entertainment networks through OTT channels to all home and mobile platforms. During the fiscal year ended March 31, 2013, CEG acquired the distribution rights to 13 independent movies has an active acquisition pipeline. CEG expects to release five of these movies during the three months ended June 30, 2013. In addition, CEG expects releases during the three months ended March 31, 2013 to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$459	$545	$(86)	(16)%
Phase II Deployment	687	365	322	88%
Services	4,795	4,220	575	14%
Content & Entertainment	6,548	1,912	4,636	242%
	$12,489	$7,042	$5,447	77%
Direct operating expenses increased by 77% due to the acquisition of New Video and the resulting 58% total non-deployment revenue growth.  Excluding the impact of the purchase of New Video, direct operating costs increased by $1.0 million, or 55%, from the fiscal year ending March 31, 2012 on a pro-forma basis. The decreased operating costs in the Phase I Deployment segment and the increase in direct operating costs in the Phase II Deployment segment was primarily due to respective decreases and increases in property taxes and insurance incurred on deployed Systems. The increase in the Services segment was primarily related to (i) additional administrative and financial personnel required to service our growing Phase 2 screens; and (ii) additional personnel costs to support the software development requirements of our current and new customers, as well as new product development efforts. The increase in the Content & Entertainment segment was directly related to our acquisition of New Video along with increased indie direct fees tied to expanded fee-for-service movie releases. In addition, we incurred approximately $0.8 million of expenses related to advances and marketing for movie releases during the fiscal year ended March 31, 2013 that we expect to result in revenues in future quarters from ancillary home entertainment revenue streams. In accordance with U.S. generally accepted accounting principles ("GAAP"), Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$92	$221	$(129)	(58)%
Phase II Deployment	139	202	(63)	(31)%
Services	3,865	3,434	431	13%
Content & Entertainment	8,308	1,791	6,517	364%
Corporate	10,719	10,069	650	6%
	$23,123	$15,717	$7,406	47%
Selling, general and administrative expenses increased $7.4 million or 47% in support of the 58% increase in non-deployment revenues. Total selling, general and administrative expense increased by $5.4 million, or 31%, inclusive of New Video in both periods on a pro-forma basis. This expense growth rate below the revenue growth rate is the result of the restructuring activities undertaken by the Company in the second half of the fiscal year ended March 31, 2012 and focused expense management. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding digital cinema exhibitor management efforts as well as additional management, sales resources, software development and quality assurance staff to support the significant recent software customer additions. The Content & Entertainment segment increased 364% as a result of our acquisition of New Video and the additional staff to support our expanded releasing activities this year. The increase within Corporate was mainly due to (i) the addition of financial and corporate resources from New Video; (ii) increased insurance, accounting and legal expenses related to our business growth and the acquisition of New Video; and (iii) increased travel and sales costs.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our recent new software business contracts and expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses included in corporate expenses for the fiscal year ended March 31, 2013 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Restructuring expense

During the fiscal year ended March 31, 2013, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment. Based upon the continued integration of the New Video Acquisition, continued shifting in its business from physical to digital content distribution and the movement towards a greater share of its own theatrical releasing product, such initiatives resulted in a workforce reduction and severance and employee related expense of $0.3 million. During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements within its ongoing businesses which resulted in a workforce reduction, severance and employee related expense of $1.2 million.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$28,549	$28,553	$(4)	—%
Phase II Deployment	7,371	6,778	593	9%
Services	148	158	(10)	(6)%
Content & Entertainment	72	8	64	800%
Corporate	358	368	(10)	(3)%
	$36,498	$35,865	$633	2%
Depreciation and amortization expense increased $0.6 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require consolidation on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion and our upgraded corporate information technology infrastructure. Content & Entertainment depreciation will in the future reflect the acquisition of New Video.

Amortization of intangible assets

Amortization of intangible assets increased to $1.6 million from $0.3 million for the fiscal year ended March 31, 2013, principally due to the amortization of intangible assets that were allocated preliminary purchase in connection with the New Video Acquisition.

Interest expense

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$9,016	$10,134	$(1,118)	(11)%
Phase II Deployment	2,351	2,466	(115)	(5)%
Corporate	16,947	17,299	(352)	(2)%
	$28,314	$29,899	$(1,585)	(5)%
Interest expense decreased $1.6 million or 5%.  The 11% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment relates to the repayment of Phase 1 DC's 2010 Term Loans from free cash flow and the resulting reduced outstanding principal balance offset by additional hedging costs from the hedge put in place in June 2010 through February 2013. The 2013 Term Loans will be at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities as the effect of the reduction of outstanding principal more than offset the addition of non-recourse Phase 2 debt during the fiscal year ended March 31, 2013 to fund the purchase of Systems.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did this fiscal year as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the 2010 Note, which was paid off in February 2013.  The 2013 Prospect Loan will be at an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a Payment In Kind ("PIK") rate of 2.5%. Interest on the 2010 Note was 8% PIK Interest and 7% per annum paid in cash.
Non-cash interest expense was approximately $9.2 million and $9.5 million for the fiscal years ended March 31, 2013 and 2012, respectively. PIK interest was $7.1 million for the fiscal years ended March 31, 2013 and 2012. The remaining amounts for the fiscal years ended March 31, 2013 and 2012 represent the accretion of $1.8 million and $2.1 million, respectively, on the note payable discount associated with the 2010 Note and the accretion of approximately $0.3 million for both periods on the note payable discount associated with the 2010 Term Loans.

Change in fair value of interest rate swaps
The change in fair value of the interest rate swaps were gains of $1.2 million and $0.2 million for the fiscal years ended March 31, 2013 and 2012, respectively.  The swap agreement in the prior year related to the prior credit facility, which was terminated on May 6, 2010 upon the completion of the Phase I Deployment refinancing.  It has been replaced by new swap agreements related to the former 2010 Term Loans entered into on June 7, 2010 which became effective on June 15, 2011 and the 2013 Term Loans which became effective on February 28, 2013.
Benefit from income taxes

A net benefit from income taxes of $4.9 million was recorded primarily from the New Video Acquisition during the fiscal year ended March 31, 2013. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2013. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

Adjusted EBITDA
The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $55.6 million for the fiscal year ended March 31, 2013 in comparison to $58.0 million for the fiscal year ended March 31, 2012. Adjusted EBITDA from non-deployment businesses was $5.1 million during the fiscal year ended March 31, 2013, decreasing from $5.7 million for the fiscal year ended March 31, 2012. This decline was primarily driven by three factors: (i) the fiscal year ending March 31, 2012 period was Cinedigm's largest deployment period ever with approximately 3,419 screens installed versus 2,371 screens this fiscal year representing an approximately $3.2 million difference period over period in digital cinema services and software EBITDA all other factors held constant from the reduction in installations; (ii) delayed delivery and customer product acceptance related to approximately $2.5 million in software revenues, with almost $2.0 million related to a contract with a major studio customer, during the fiscal year ending March 31, 2013; and (iii) as previously discussed, a number of unexpected releasing decisions made by the major studios reduced deployment EBITDA by $2.0 million predominantly in fiscal second quarter as compared to prior year: (a) studios avoided releasing wide titles in the weekends around the Dark Knight Rises; (b) studios reduced the breadth of releases and/or delayed releases in light of the shootings at a Dark Knight Rises screening in Aurora, CO in July; (c) studios reduced the breadth and/or number of releases around the Olympics in August; and (d) several wide releases were delayed due to production, marketing or 3D conversion issues. The delayed releases have been moved to the first and second quarters of the next fiscal year. Based on announced release plans, actual results and our internal estimates, we do not expect studio releasing patterns like those experienced during the fiscal quarter ended September 30, 2012 to negatively impact fiscal year ending March 31, 2014. Finally, as previously described and inclusive in these results, the Company incurred approximately $0.8 million of "J-Curve" content distribution costs and $0.3 million of related revenues in the fiscal year ended March 31, 2013 in advance of earning additional ancillary home entertainment revenues. Phase 1 DC and Phase 2 DC revenues are expected to be relatively flat going forward as the domestic deployment period ended at January 31, 2013 and any remaining domestic and international installations will be through an Exhibitor-Buyer structure or other servicing partnerships. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the growth in our library of distribution rights and our independent movie release slate, the Company expects Adjusted EBITDA performance to continue to improve during the fiscal year ended March 31, 2014 relative to current year results. The Company remains in investment mode as it intends to invest in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. The Company uses Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, the Company believes Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Fiscal Year Ended March 31,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(25,526)	$(13,963)
Add Back:
Amortization of capitalized software costs	1,165	759
Depreciation and amortization of property and equipment	36,498	35,865
Amortization of intangible assets	1,565	294
Interest income	(48)	(140)
Debt prepayment fees	3,725	—
Loss on extinguishment of notes payable	7,905	—
Interest expense	28,314	29,899
Income on investment in non-consolidated entity	(322)	510
Other income, net	(653)	(912)
Change in fair value of interest rate derivatives	(1,231)	(200)
Stock-based compensation and expenses	2,279	3,008
Non-recurring transaction expenses	1,907	2,270
Allocated costs attributable to discontinued operations	—	623
Adjusted EBITDA	$55,578	$58,013

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(35,920)	$(35,331)
Amortization of intangible assets	(53)	(52)
Income from operations	(14,483)	(16,951)
Intersegment services fees earned	24	—
Adjusted EBITDA from non-deployment businesses	$5,146	$5,679

Recent Accounting Pronouncements

Recently Adopted Standards
In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard on October 1, 2012. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company adopted this standard on January 1, 2013. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2012 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 130,000 screens worldwide, of which approximately 36,000 of the domestic screens were equipped with digital cinema technology, and 11,687 of those screens contained our Systems and software. The Company's North American digital deployment period ended at January 31, 2013 other than for a modest special program for drive-in theatres. We have deployed 3,724 screens in our Phase I Deployment, and through March 31, 2013 have deployed 7,980 Phase 2 DC Systems. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of March 31, 2013, the outstanding principal balance of the KBC Facilities was $45.6 million.

In February 2013, the Company refinanced its existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale, New York Branch and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities will be supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business.

As of March 31, 2013, we had negative working capital, defined as current assets less current liabilities, of $17.5 million and cash and cash equivalents and restricted cash totaling $20.2 million.

Operating activities provided net cash of $29.4 million and $39.9 million for the fiscal years ended March 31, 2013 and 2012, respectively. The reduction is primarily attributed to a $12.3 million reduction in working capital. While the Company expects to recover initial investments in movie acquisition in the next fiscal year, cash flows from VPFs are expected to remain consistent with the current fiscal year. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow, and during a period of increasing system deployments, the Company expects studio receivables to grow and negatively impact working capital and operating cash flow. During periods of fewer deployments, the Company expects receivables to decrease and positively impact cash flow, and eventually to stabilize. The CEG business differs slightly from our deployment business as we will continue to build receivables, the amount of which will depend upon the success of the theatrical releases, through the end of this fiscal year which the Company expects to collect upon during the first quarter of the next fiscal year. Generally, the Company makes advancements towards theatrical releases and expects to recover the initial expenditures within six to twelve months. CEG also generates additional operating cash flows during the Company's fiscal fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters. The changes in the Company's trade accounts payable is also a significant factor, but the Company does not anticipate major changes in payables activity. The Company also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements. We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $4.3 million and $17.3 million for the fiscal years ended March 31, 2013 and 2012, respectively. The decrease is primarily attributed to the sale of previously restricted available for sale investments, more than offsetting cash paid for the purchase of New Video, net of cash acquired.  We expect cash used in investing activities to decline significantly as the Phase II Deployment is complete. The Company does not fund Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $29.5 million and $15.5 million for the fiscal years ended March 31, 2013 and 2012, respectively.  The refinancing of the 2010 Term Loans and prepayment of the 2010 Note along with normal principal reduction of the KBC facilities during the fiscal year ended March 31, 2013 more than offset net proceeds from the 2013 Term Loans, 2013 Prospect Loan and sale of common stock in April 2012.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan and other existing debt facilities.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre and other various computer related equipment, non-cancelable operating leases consisting of real estate leases, and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payment obligations. The sub-lease agreement was amended during January 2013. The impact of the capital lease amendment to the Company's consolidated financial statements was not material.

The following table summarizes our significant contractual obligations as of March 31, 2013:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Long-term non-recourse debt (1)	$254,027	$34,447	$67,353	$62,205	$90,022
Capital lease obligations (2)	4,518	132	344	574	3,468
Debt-related obligations, principal	$258,545	$34,579	$67,697	$62,779	$93,490

Interest on non-recourse debt	$90,647	$15,401	$26,402	$21,093	$27,751
Interest on capital leases (2)	5,163	790	1,498	1,351	1,524
Total interest	$95,810	$16,191	$27,900	$22,444	$29,275
Total debt-related obligations	$354,355	$50,770	$95,597	$85,223	$122,765

Total non-recourse debt including interest	$344,674	$49,848	$93,755	$83,298	$117,773
Operating lease obligations (3)	$3,167	$1,235	$1,932	$—	$—

(1)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt.  The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I, the 2013 Prospect Loan is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and DC Holdings LLC and the KBC Facilities are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of March 31, 2013. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(3)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans and 2013 Prospect Loan, software development, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and 2013 Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The 2013 Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our Software and CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Seasonality

Revenues from our Phase I Deployment and Phase II Deployment segments derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While CEG benefits from the winter holiday season, we believe the seasonality of motion picture exhibition, however, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

We have audited the accompanying consolidated balance sheets of Cinedigm Digital Cinema Corp. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2013. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
June 19, 2013

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$13,448	$17,843
Restricted available-for-sale investments	—	9,477
Accounts receivable, net	31,695	24,502
Deferred costs, current portion	1,238	2,228
Unbilled revenue, current portion	9,989	7,510
Prepaid and other current assets	6,101	1,121
Note receivable, current portion	331	498
Assets held for sale	—	214
Total current assets	62,802	63,393
Restricted cash	6,751	5,751
Security deposits	218	207
Property and equipment, net	170,511	200,974
Intangible assets, net	12,848	466
Capitalized software costs, net	7,083	5,156
Goodwill	12,739	5,765
Deferred costs, net of current portion	7,396	5,080
Unbilled revenue, net of current portion	543	617
Accounts receivable, long-term	1,225	773
Note receivable, net of current portion	130	465
Investment in non-consolidated entity, net	1,812	1,490
Total assets	$284,058	$290,137

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	March 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$40,320	$20,854
Current portion of notes payable, non-recourse	34,447	35,644
Current portion of capital leases	132	186
Current portion of deferred revenue	3,900	3,677
Current portion of contingent consideration for business combination	1,500	—
Liabilities as part of assets held for sale	—	75
Total current liabilities	80,299	60,436
Notes payable, non-recourse, net of current portion	203,462	135,345
Notes payable	—	87,354
Capital leases, net of current portion	4,386	5,244
Interest rate derivatives	544	1,771
Deferred revenue, net of current portion	10,931	11,451
Contingent consideration, net of current portion	1,750	—
Customer security deposits, net of current portion	—	9
Total liabilities	301,372	301,610
Commitments and contingencies (see Note 9)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2013 and 2012, respectively. Liquidation preference of $3,590	3,466	3,357
Class A common stock, $0.001 par value per share; 118,759,000 and 75,000,000 shares authorized; 48,448,137 and 37,722,927 shares issued and 48,396,697 and 37,671,487 shares outstanding at March 31, 2013 and 2012, respectively	48	38
Class B common stock, $0.001 par value per share; 1,241,000 and 15,000,000 shares authorized; 1,241,000 and 1,241,000 shares issued and 0 and 25,000 shares outstanding, at March 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	221,810	206,348
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(242,466)	(221,044)
Total stockholders’ deficit	(17,314)	(11,473)
Total liabilities and stockholders’ deficit	$284,058	$290,137

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2013	2012
Revenues	$88,080	$76,557
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	12,489	7,042
Selling, general and administrative	23,123	15,717
Provision for doubtful accounts	490	459
Research and development	144	175
Merger and acquisition expenses	1,267	604
Restructuring expenses	340	1,207
Depreciation and amortization of property and equipment	36,498	35,865
Amortization of intangible assets	1,565	294
Total operating expenses	75,916	61,363
Income from operations	12,164	15,194
Interest income	48	140
Debt prepayment fees	(3,725)	—
Loss on extinguishment of notes payable	(7,905)	—
Interest expense	(28,314)	(29,899)
Income (loss) on investment in non-consolidated entity	322	(510)
Other income, net	653	912
Change in fair value of interest rate derivatives	1,231	200
Loss from continuing operations before benefit from income taxes	(25,526)	(13,963)
Benefit from income taxes	4,944	—
Loss from continuing operations	(20,582)	(13,963)
Loss from discontinued operations	(484)	(5,381)
Loss on sale of discontinued operations	—	(3,696)
Net loss	(21,066)	(23,040)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(21,422)	$(23,396)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.44)	$(0.39)
Loss from discontinued operations	(0.01)	(0.26)
	$(0.45)	$(0.65)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	47,517,167	36,259,036

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2013	2012
Net loss	$(21,066)	$(23,040)
Other comprehensive income: Unrealized gains on available-for-sale investment securities	—	95
Comprehensive loss	$(21,066)	$(22,945)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2012	7	$3,357	37,671,487	$38	25,000	$—	(51,440)	$(172)	$206,348	$(221,044)	$(11,473)
Issuance of common stock in connection with the vesting of restricted stock	—	—	94,318	—	—	—	—	—	(9)	—	(9)
Issuance of common stock for the services of Directors	—	—	223,332	—	—	—	—	—	300	—	300
Issuance of common stock in connection with April 2012 offering	—	—	7,857,143	8	—	—	—	—	10,992	—	11,000
Issuance of common stock in connection with acquisition of New Video Group	—	—	2,525,417	2	—	—	—	—	3,430	—	3,432
Conversion of Class B common stock to Class A common stock	—	—	25,000	—	(25,000)	—	—	—	—	—	—
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Stock-based compensation	—	—	—	—	—	—	—	—	1,979	—	1,979
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(356)	(356)
Accretion of preferred stock dividends	—	109	—	—	—	—	—	—	(109)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(21,066)	(21,066)
Balances as of March 31, 2013	7	$3,466	48,396,697	$48	—	$—	(51,440)	$(172)	$221,810	$(242,466)	$(17,314)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of March 31, 2011	7	$3,250	32,320,287	$32	25,000	$—	(51,440)	$(172)	$196,420	$(197,648)	(95)	$1,787
Other comprehensive gain: Unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	—	95	95
Issuance of common stock in connection with the exercise of warrants and stock options	—	—	93,628	—	—	—	—	—	129	—	—	129
Issuance of common stock in connection with the vesting of restricted stock	—	—	413,055	1	—	—	—	—	(1)	—	—	—
Issuance of common stock for the services of Directors	—	—	253,202	1	—	—	—	—	426	—	—	427
Issuance of common stock for professional services of third parties	—	—	50,000	—	—	—	—	—	86	—	—	86
Issuance of common stock warrants for professional services of third parties	—	—	—	—	—	—	—	—	500	—	—	500
Issuance of common stock in connection with the payment of bonus	—	—	213,936	—	—	—	—	—	357	—	—	357
Issuance of common stock in connection with a private placement	—	—	4,338,750	4	—	—	—	—	6,938	—	—	6,942
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(449)	—	—	(449)
Stock-based compensation	—	—	—	—	—	—	—	—	2,049	—	—	2,049
Cancellation of common stock shares	—	—	(11,371)	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(356)	—	(356)
Accretion of preferred stock dividends	—	107	—	—	—	—	—	—	(107)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(23,040)	—	(23,040)
Balances as of March 31, 2012	7	$3,357	37,671,487	$38	25,000	$—	(51,440)	$(172)	$206,348	$(221,044)	$—	$(11,473)

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(21,066)	$(23,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of business	—	3,696
Depreciation and amortization of property and equipment and amortization of intangible assets	38,063	39,028
Amortization of capitalized software costs	1,165	759
Impairment of assets	—	1,192
Amortization of debt issuance costs	2,120	2,127
Provision for doubtful accounts	490	771
Stock-based compensation and expenses	2,279	3,418
Change in fair value of interest rate derivatives	(1,231)	(200)
PIK interest expense added to note payable	7,072	7,038
Loss on extinguishment of notes payable	7,905	—
(Income) loss on investment in non-consolidated entity	(322)	510
Accretion of note payable	2,081	2,434
Benefit from deferred income taxes	(5,019)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	860	(10,410)
Unbilled revenue	(2,403)	(925)
Prepaid expenses and other current assets	(3,967)	(154)
Other assets	(1,168)	663
Accounts payable and accrued expenses	4,235	11,521
Deferred revenue	(612)	1,830
Other liabilities	(1,113)	(320)
Net cash provided by operating activities	29,369	39,938
Cash flows from investing activities:
Net proceeds from disposal of businesses	—	6,271
Purchase of New Video Group, Inc., net of cash acquired of $6,873	(3,127)	—
Purchases of property and equipment	(6,476)	(16,395)
Purchases of intangible assets	(32)	(47)
Additions to capitalized software costs	(3,092)	(2,147)
Sales/maturities of restricted available-for-sale investments	9,477	2,403
Purchase of restricted available-for-sale investments	—	(5,400)
Investment in non-consolidated entity	—	(2,000)
Restricted cash	(1,000)	—
Net cash used in investing activities	(4,250)	(17,315)
Cash flows from financing activities:
Repayment of notes payable	(232,507)	(7,641)
Proceeds from notes payable	199,118	15,794
Repayment of term loans	—	(30,151)
Payments of debt issuance costs	(5,853)	—
Principal payments on capital leases	(151)	(152)
Proceeds from issuance of Class A common stock	11,000	7,071
Costs associated with issuance of Class A common stock	(1,121)	(449)
Net cash used in financing activities	(29,514)	(15,528)
Net change in cash and cash equivalents	(4,395)	7,095
Cash and cash equivalents at beginning of year	17,843	10,748
Cash and cash equivalents at end of year	$13,448	$17,843

See accompanying notes to Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended March 31, 2013 and 2012
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Digital Cinema Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning almost 12,000 movie screens from traditional film prints to digital distribution, the Company continues to advance worldwide cinema modernization with its suite of software products allowing exhibitors and distributors to manage their newly digital businesses with efficiency, insight and lower costs. And, as a leading distributor of independent content, the Company collaborates with producers and the exhibition community to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, xBox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment, which includes our acquired wholly-owned subsidiary Cinedigm Entertainment Corp., f/k/a New Video Group, Inc. ("New Video") as described below, provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent movie content owners and to theatrical exhibitors.

Purchase of New Video Group, Inc.

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video, an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company paid $10.0 million in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6.0 million in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2013, 2014 and 2015. In addition, the Company registered the resale of the shares of Class A common stock paid as part of the purchase price, which registration was declared effective by the Securities and Exchange Commission ("SEC") on April 2, 2013. The New Video Acquisition was consummated on April 20, 2012. Merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1.9 million, of which $1.3 million was incurred during the fiscal year ended March 31, 2013.

The results of operations of New Video have been included in the accompanying consolidated statements of operations from the date of the acquisition within the Company's Content & Entertainment segment. The total amount of revenues and net income of New Video since the acquisition date that have been included in the consolidated statements of operations for the fiscal year ended March 31, 2013 was approximately $13.4 million and $1.5 million, respectively.

The aggregate purchase price after post-closing adjustments for 100% of the equity of New Video was $17.2 million, including cash acquired of $6.9 million.

The purchase price has been allocated to the identifiable net assets acquired as of the date of acquisition as follows:

Cash and cash equivalents	$6,873
Accounts receivable	8,983
Other assets	1,142
Intangible assets subject to amortization	13,915
Goodwill	6,974
Total assets acquired	37,887
Less: Total liabilities assumed	(15,661)
Less: Net deferred tax liability	(5,019)
Total net assets acquired	$17,207
Of the $13,915 of intangible assets subject to amortization, $9,671 was assigned to customer relationships with a useful life of 15 years, $2,769 was assigned to a content library with a useful life of five years, $1,193 was assigned to a favorable lease with a useful life of approximately four years and $282 was assigned to covenants not to compete with a useful life of two years.

The fair values assigned to intangible assets were determined through the application of various commonly used and accepted valuation procedures and methods, including the multi-period excess earnings method. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was determined to approximate book value at the time of the New Video Acquisition. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The goodwill of $6,974 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. Goodwill is principally attributed to the assembled workforce and synergies anticipated as a result of the New Video Acquisition.

Upon concluding the purchase price allocation for the New Video Acquisition in the fourth quarter of the fiscal year ended March 31, 2013, a measurement period adjustment was made to establish a deferred tax liability with a corresponding increase in goodwill at the acquisition date. As a result of this adjustment and the assessment of its consolidated tax filing status, the Company determined it was appropriate to release a portion of its deferred tax valuation allowance established prior to the New Video Acquisition as discussed in Note 14. Accordingly, the previously reported condensed consolidated statement of operations for the three months ended June 30, 2012 should have been revised as follows:

	As Reported	As Adjusted	Change
Statement of operations
Loss from continuing operations before benefit from income taxes	$(4,868)	$(4,868)	$—
Benefit from income taxes	—	5,019	5,019
Loss from continuing operations	(4,868)	151	5,019
Net loss	(5,152)	(133)	5,019
Net loss attributable to common stockholders	(5,241)	(222)	5,019

Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.11)	$—	$0.11
Loss from discontinued operations	(0.01)	(0.01)	—
	$(0.12)	$(0.01)	$0.11

Pro forma Information Related To the Acquisition of New Video

The following unaudited consolidated pro forma summary information for the fiscal year ended March 31, 2012 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the for the fiscal year ended March 31, 2012 to give effect to the acquisition of New Video as if it had occurred at April 1, 2011. As the acquisition of

New Video was consummated near the beginning of the fiscal year ended March 31, 2013, the difference between actual operating results and pro forma results for the fiscal year ended March 31, 2013 is not substantial.

	For the Fiscal Year Ended March 31,
	(Unaudited)
	2013	2012
Revenue	$88,080	$89,288
Operating income	$12,164	$17,142
Net loss	$(21,066)	$(21,092)

Net loss per share (basic and diluted)	$(0.45)	$(0.59)
This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the date set forth above, nor is it necessarily indicative of the future operating results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $242,466 as of March 31, 2013. The Company also has significant contractual obligations related to its non-recourse debt for the fiscal year ended March 31, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at March 31, 2013, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least March 31, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, New Video, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Content and Entertainment Group and New Video are together referred to as CEG. AccessDM and Satellite are together referred to as the DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012). All intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN NON-CONSOLIDATED ENTITY

The Company indirectly owns 100% of the common equity of CDF2 Holdings, LLC ("Holdings"), which is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". The Company has determined that it is not the primary beneficiary of Holdings in accordance with ASC 810, and it is accounting for its investment in Holdings under the equity method of accounting. The Company's net investment in Holdings is reflected as “Investment in non-consolidated entity, net" in the accompanying consolidated balance sheets. See Note 6 for further discussion.

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal year ended March 31, 2012 financial statements to conform to the current fiscal year ending March 31, 2013 presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

RESTRICTED AVAILABLE-FOR-SALE INVESTMENTS

In connection with $172,500 of term loans issued in May 2010 (See Note 7), the sale of USM in September 2011 and the sale of the majority of assets of DMS in November 2011 (See Note 3), the Company segregated $9,477 of the combined proceeds received in the transactions into an account to be used with the approval of the 2010 Note holder either (i) to support an acquisition by the Company; or (ii) to repay the 2010 Note. During the fiscal year ended March 31, 2013, these funds were released from restricted available-for-sale investments and used to finance a portion of the cost of the New Video Acquisition in April 2012 (See Note 1).

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $699 and $257 as of March 31, 2013 and 2012, respectively.

Accounts receivable, long-term result from up-front activation fees with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2010 Term Loans issued in May 2010, 2013 Term Loans issued in February 2013 and 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 7), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of March 31, 2013	As of March 31, 2012
Reserve account related to the 2010 Term Loans (See Note 7)	$—	$5,751
Reserve account related to the 2013 Term Loans (See Note 7)	5,751	—
Reserve account related to the 2013 Prospect Loan Agreement (See Note 7)	1,000	—
	$6,751	$5,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans and 2013 Prospect Loan (see Note 7) which are amortized under the effective interest rate method over the terms of the respective debt.  All other unamortized debt issuance costs are amortized on a straight-line basis over the term of the respective debt. For such debt, amortization on a straight-line basis is not materially different from the effective interest method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 - 5 years
Digital cinema projection systems	10 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 6 years
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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility. The Company has three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2013 Term Loans.  Additionally, the Company entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013 to limit the Company's exposure to interest rates related to the 2013 Term Loans and 2013 Prospect Loan. Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps and caps were recorded in the consolidated statements of operations (See Note 7).

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,004	$—	$—	$1,004
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	(544)	—	(544)
Contingent consideration	—	—	(3,250)	(3,250)
	$7,755	$(544)	$(3,250)	$3,961

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Restricted available-for-sale investments	9,477	—	—	9,477
Restricted cash	5,751	—	—	5,751
Interest rate derivatives	—	(1,771)	—	(1,771)
	$15,228	$(1,771)	$—	$13,457

Contingent consideration is a liability to the sellers of New Video based upon its business unit financial performance target in each of the fiscal years ended March 31, 2013, 2014 and 2015 (see Note 1). The estimates of the fair value of the contingent consideration arrangement was estimated by using the current forecast of New Video adjusted EBITDA, as defined by the New

Video stock purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following summarized changes in contingent consideration liabilities in during the fiscal year ended March 31, 2013:

Balance at March 31, 2012	$—
Contingent consideration at time of purchase	3,844
Change in fair value	(594)
Balance at March 31, 2013	$3,250

Key assumptions include a discount rate of 7% and that New Video will achieve 100% of its business unit financial performance target in each of the three fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount described in Note 1. During the fiscal year ended March 31, 2013, the business unit financial performance target was not achieved, therefore no amount was paid. As of March 31, 2013, the remaining amount of contingent consideration arrangements, the range of outcomes and the assumptions used to develop the estimate had not changed.

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2013, the estimated fair value of the Company’s fixed rate debt approximated its carrying amount of $70,151.  At March 31, 2013 the estimated fair value of the Company’s variable rate debt was $171,597, compared to a carrying amount of $167,758.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions exist that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the fiscal years ended March 31, 2013 and 2012, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

For reporting units where we decide to perform a quantitative testing approach in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. The Company is required to complete an impairment test for goodwill and record any resulting impairment losses at least on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators. This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses the Company operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses our projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenues and gross margins, which vary among reporting units. The market participant based weighted average cost of capital for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, and size.

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

During the annual testing of goodwill for the fiscal year ended March 31, 2013, management performed the quantitative assessment for its Software and CEG reporting units. In determining fair value, we make various assumptions, including our expectations of future cash flows based on projections or forecasts derived from our analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimate the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Our assumptions included growth rates in adjusted EBITDA that are derived from the Company's budget for the fiscal year ended March 31, 2014 with flat growth rates of approximately 2% and 3% for Software and CEG, respectively, for the fiscal years thereafter through the fiscal year ending March 31, 2018. Further, we assumed a market-based weighted average cost of capital of 10% and 20% for Software and CEG, respectively, to discount cash flows and a blended federal and state tax rate of 40%.

We determined that the fair value of the Software reporting unit exceeded its carrying value, inclusive of goodwill of $4,197, by over 100%. We determined that the fair value of the CEG reporting unit exceeded its carrying value, inclusive of goodwill of $8,542, by over 100%. Thus, a significant decrease in fair value would be required before the goodwill balance at these reporting units would have a carrying value in excess of the fair value. As such, no further analysis of the Software and CEG reporting units was required and no goodwill impairment was recorded for the fiscal year ended March 31, 2013. There is, however, a significant risk of future impairment if management's expectations of future cash flows are not achieved.

Information related to the goodwill allocated to the Company's reportable segments is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2012	$—	$—	$4,197	$1,568	$—	$5,765
Goodwill resulting from the New Video Acquisition	—	—	—	6,974	—	6,974
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs for software to be sold, licensed or otherwise marketed that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of recognized revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, generally 5 years, except for deployment software which is for 10 years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis. Amortization of capitalized software development costs, included in direct operating costs, for the fiscal years ended March 31, 2013 and 2012 amounted to $1,165 and $759, respectively.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC, CDF I and to Phase 2 DC, generally either a fixed amount or as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature movies, such as concerts and sporting events (typically referred to as “alternative content”). ACF revenue is recognized in the period in which the alternative content first opens for audience viewing.

Revenues are deferred for up front exhibitor contributions and are recognized over the cost recoupment period, which is expected to be ten years.

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

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment, paid an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by Holdings upon installation and such fees are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

The administrative fee related to the Phase I Deployment approximates 5% of the VPFs collected and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

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

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content is viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, royalty expenses, advertising, insurance and other related expenses, direct personnel costs, subcontractors and amortization of capitalized software development costs.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2013 and 2012, the Company recorded advertising costs of $153 and $321, respectively.

STOCK-BASED COMPENSATION

During the fiscal years ended March 31, 2013 and 2012, the Company recorded employee and director stock-based compensation from continuing operations of $2,279 and $2,832, respectively.

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2013 and 2012 was $0.88 and $1.77, respectively. There were no stock options exercised during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2012, there were exercises of 93,628 stock options.

In December 2010, the Company hired a new CEO and issued options to purchase 4,500,000 shares of Class A Common Stock, 1,500,000 of which carry an exercise price of $1.50, 2,500,000 of which carry an exercise price of $3.00, and 500,000 of which carry an exercise price of $5.00. One-third of the options in each tranche began vesting in December 2011 and will finish in December 2013 and all of the options have a term of 10 years. These options were issued outside of the Company’s equity incentive plan as an inducement for entering into employment with the Company. The weighted-average grant-date fair value of these options granted was $0.81.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Fiscal Year Ended March 31,
Assumptions for Option Grants	2013	2012
Range of risk-free interest rates	0.6 - 0.9%	0.8 - 2.2%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	74.0 - 76.0%	76.3 - 78.1%

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

Employee and director stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
	2013	2012
Direct operating	$82	$58
Selling, general and administrative	2,054	2,658
Research and development	143	116
	$2,279	$2,832

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the fiscal years ended March 31, 2013 and 2012 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 20,594,108 shares and 20,372,988 shares as of March 31, 2013 and 2012, respectively, were excluded from the computation as it would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard on October 1, 2012. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.

In October 2012, the FASB issued a new accounting standard update, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances within GAAP. The amendments in this update eliminate certain requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. This update does not add any new guidance to the FASB's codification for Entertainment - Films. This update is effective for the Company's impairment assessments performed on or after December 15, 2012. The Company adopted this standard on January 1, 2013. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.

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

In November 2011, pursuant to an asset purchase agreement, the Company sold to a third party the theatrical assets of the Company's physical and electronic distribution business and trailer distribution business for $1,000 before transaction expenses of $277, and recognized a loss on the sale of $4,606 for the fiscal year ended March 31, 2012. These DMS non-theatrical assets were written down in value by $800 during the fiscal year ended March 31, 2012. DMS was formerly part of the Services segment.

In May 2012, pursuant to an asset purchase agreement, the Company sold to a third party the remaining net assets of its non-theatrical DMS business for $200. The Company did not recognize a gain or loss on the sale. In connection with the sale and in consideration of other payments made by the Company on behalf of the buyer, the Company received a secured promissory note from the third party for $260 representing the sale proceeds and other amounts advanced by the Company on behalf of the third party. The promissory note, which bears interest of 5% per annum, was originally due on October 19, 2012 and has an outstanding balance of $8 as of March 31, 2013. The promissory note will be satisfied in exchange for cash payments and services provided by the third party through December 31, 2013.

With the sale of the remaining net assets of its non-theatrical DMS business, there are no assets or liabilities held for sale as of March 31, 2013. The assets and liabilities held for sale as of March 31, 2012 were comprised of the following:

As of March 31, 2012
Accounts receivable, net and notes receivable	$14
Property and equipment, net	200
Assets held for sale	$214
Accounts payable and accrued expenses	$75
Liabilities as part of assets held for sale	$75

For the fiscal year ended March 31, 2013, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. For the fiscal year ended March 31, 2012, the loss from discontinued operations is comprised of USM, DMS and the Pavilion Theatre. The loss from discontinued operations was as follows:

	For the Fiscal Year Ended March 31,
	2013	2012
Revenues	$59	$11,484
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	164	8,187
Selling, general and administrative	195	4,494
Provision for doubtful accounts	184	312
Research and development	—	6
Impairment of assets	—	800
Depreciation of property and equipment	—	1,957
Amortization of intangible assets	—	912
Total operating expenses	543	16,668
Loss from operations	(484)	(5,184)
Interest expense	—	(185)
Other expense, net	—	(12)
Loss from discontinued operations	$(484)	$(5,381)

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2013	2012
Trade receivables	$32,394	$24,759
Allowance for doubtful accounts	(699)	(257)
Total accounts receivable, net	$31,695	$24,502

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
	2013	2012
Non-trade accounts receivable	$3,079	$234
Prepaid royalties	2,097	—
Prepaid insurance	196	112
Prepaid inventory	127	—
Other prepaid expenses	602	775
Total prepaid and other current assets	$6,101	$1,121

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
	2013	2012
Leasehold improvements	$1,108	$533
Computer equipment and software	7,612	7,754
Digital cinema projection systems	360,651	355,664
Machinery and equipment	592	191
Furniture and fixtures	556	342
	370,519	364,484
Less - accumulated depreciation and amortization	(200,008)	(163,510)
Total property and equipment, net	$170,511	$200,974

For the fiscal years ended March 31, 2013 and 2012, total depreciation and amortization of property and equipment amounted to $36,498 and $35,865, respectively.  For the fiscal years ended March 31, 2013 and 2012, the amortization of the Company’s capital leases, and included in depreciation and amortization of property and equipment, amounted to $239 and $342, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$168	$(110)	$58	3
Corporate trade names	279	(272)	7	2-10
Customer relationships and contracts	11,279	(2,199)	9,080	3-15
Theatre relationships	550	(206)	344	10-12
Covenants not to compete	2,121	(1,968)	153	2-5
Content library	2,769	(508)	2,261	5
Favorable lease agreement	1,193	(248)	945	4
	$18,359	$(5,511)	$12,848

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$136	$(79)	$57	3
Corporate trade names	279	(260)	19	2-10
Customer relationships and contracts	1,608	(1,608)	—	3-5
Theatre relationships	550	(160)	390	10-12
Covenants not to compete	1,839	(1,839)	—	3-5
	$4,412	$(3,946)	$466

For the fiscal years ended March 31, 2013 and 2012, amortization expense amounted to $1,565 and $294, respectively.  The Company did not record any impairment of intangible assets during the fiscal years ended March 31, 2013 and 2012.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2014	$1,689
2015	$1,551
2016	$1,524
2017	$1,358
2018	$894

CAPITALIZED SOFTWARE COSTS, NET

Capitalized software costs, net consisted of the following:

	As of March 31,
	2013	2012
Capitalized software	$13,665	$10,573
Less - accumulated amortization	(6,582)	(5,417)
Total capitalized software costs, net	$7,083	$5,156

For the years ended March 31, 2013 and 2012, amortization of capitalized software costs, which is included in direct operating costs, amounted to $1,165 and $759, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2013	2012
Accounts payable	$18,289	$15,658
Amounts due to customers/producers	14,452	—
Accrued compensation and benefits	1,485	2,244
Accrued taxes payable	258	170
Interest payable	987	317
Accrued restructuring and transition expenses	—	953
Accrued other expenses	4,849	1,512
Total accounts payable and accrued expenses	$40,320	$20,854

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	As of March 31, 2013		As of March 31, 2012
Note Receivable (as defined below)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Exhibitor Install Notes	$41	$130	$170	$465
Managed Services Note	282	—	298	—
Other	8	—	30	—
	$331	$130	$498	$465

In connection with Phase 1 DC’s Phase I Deployment, the Company agreed to provide financing to certain theatres upon the billing to the motion picture exhibitors by Christie for the installation costs associated with the placement of Systems in movie theatres.  In April 2006, certain motion picture exhibitors agreed to issue to the Company two 8% notes receivable for an aggregate of $1,287 (the “Exhibitor Install Notes”). One of the 8% notes was subsequently paid off. Under the Exhibitor Install Notes, the motion picture exhibitors are required to make monthly interest only payments through October 2007 and quarterly principal and interest payments thereafter through August 2009 and August 2017, respectively. As of March 31, 2013 and 2012, the outstanding balances of the Exhibitor Install Notes were $171 and $635, respectively.

In August 2010, in connection with the sale of Core Technology Services, Inc. ("Managed Services") and the Access Digital Server Assets the Company entered into a $1,150 note receivable (the "Managed Services Note") as part of the purchase price. The Managed Services Note is being repaid through service credits applied against the Managed Services Note under the Managed Services Agreement. As of March 31, 2013 and 2012, the outstanding balance of the Managed Services Note was $282 and $298, respectively.

6. INVESTMENT IN NON-CONSOLIDATED ENTITY

Investment in Holdings

As discussed in Note 2, Holdings, a subsidiary of Phase 2 DC, which is wholly owned by the Company, and its wholly owned limited liability company, Cinedigm Digital Funding 2, LLC, were created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. Holdings assists customers in procuring the necessary equipment in the conversion of their Systems by providing the necessary financing, equipment, installation and related ongoing services. Holdings is a VIE, as defined in ASC 810, indirectly wholly owned by the Company. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although Holdings is indirectly wholly owned by the Company, a third party, which also has a variable interest in Holdings, along with an independent third party manager and the Company must mutually approve all business activities and transactions that significantly impact Holdings' economic performance. The Company has thus assessed its variable interests in Holdings and determined that it is not the primary beneficiary of Holdings and therefore accounts for its investment in Holdings under the equity method of accounting. In completing our assessment, the Company identified the activities that it considers most significant to the economic performance of Holdings and determined that we do not have the power to direct those activities. As a result, Holdings' financial position and results of operations are not consolidated in the financial position and results of operations of the Company.

The Company's maximum exposure to loss as it relates to Holdings as of March 31, 2013 and 2012 includes:

•	The investment in the equity of Holdings of $1,812 and $1,490, respectively; and

•
Accounts receivable due from Holdings for service fees under its master service agreement of $396 and $668, respectively, included within accounts receivable, net on the accompanying consolidated balance sheets.

During the fiscal years ended March 31, 2013 and 2012, the Company received $1,597 and $458 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying consolidated statements of operations.

The changes in the carrying amount of our investment in Holdings for the fiscal year ended March 31, 2013 are as follows:

Balance at March 31, 2011	$—
Equity contributions	2,000
Equity in loss of Holdings	(510)
Balance at March 31, 2012	1,490
Equity in income of Holdings	322
Balance at March 31, 2013	$1,812

7.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2013		As of March 31, 2012
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$26,250	$96,207	$—	$—
2013 Prospect Loan Agreement	—	70,151	—	—
2010 Term Loans, net of debt discount	—	—	24,151	93,399
KBC Facilities	8,059	36,205	11,339	40,929
P2 Vendor Note	74	569	94	623
P2 Exhibitor Notes	64	330	60	394
Total non-recourse notes payable	$34,447	$203,462	$35,644	$135,345

2010 Note, net of debt discount	$—	$—	$—	$87,354
Total recourse notes payable	$—	$—	$—	$87,354
Total notes payable	$34,447	$203,462	$35,644	$222,699

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The 2013 Prospect Loan Agreement is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and Phase 2 DC. The KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

In May 2010, CDF I, an indirectly wholly-owned, special purpose, non-recourse subsidiary of the Company, formed in April 2010, entered into a definitive credit agreement (the “2010 Credit Agreement”) with Société Générale, New York Branch (“SocGen”), as co-administrative agent, paying agent for the lenders party thereto and certain other secured parties and subsequently as collateral agent.  Pursuant to the 2010 Credit Agreement, CDF I borrowed term loans (the “2010 Term Loans”) in the principal amount of $172,500.  These 2010 Term Loans were non-recourse to the Company.  Under the 2010 Credit Agreement, each of the 2010 Term Loans bore interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) plus a margin of 2.50% or the Eurodollar rate (subject to a floor of 1.75%), plus a margin of 3.50%.

On February 28, 2013, CDF I entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale, New York Branch, as administrative agent and collateral agent for the lenders party thereto and certain other secured parties (the “Collateral Agent”), and the lenders party thereto. The 2013 Credit Agreement amended and restated the 2010 Credit Agreement. The primary changes effected by the Amended and Restated Credit Agreement were (i) changing the aggregate principal amount of the term loans to $130,000, which included an assignment of $5,000 of the principal balance to an affiliate of CDF I, (ii) changing the interest rate (described further below) and (iii) extending the term of the credit facility to February 2018. The proceeds of the term loans ("2013 Term Loans") under the 2013 Credit Agreement were used by CDF I to refinance the 2010 Credit Agreement.

The Company recognized a loss from debt extinguishment on the 2010 Term Loans of $2,996, principally from the write-off of previously deferred debt issuance costs and original issue discount, during the fiscal year ended March 31, 2013.

Under the 2013 Credit Agreement, each of the 2013 Term loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable, and a 1.00% prepayment premium if a prepayment is made during the first year of the 2013 Term Loans.

The 2013 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee, under an Amended and Restated Guaranty and Security Agreement dated as of February 28, 2013 by and among CDF I, the Guarantors and the Collateral Agent (the “Guaranty and Security Agreement”), the obligations under the 2013 Credit Agreement, and all such obligations to be secured by a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in C/AIX, the direct holder of CDF I’s equity, CDF I and CDF I’s subsidiaries. In connection with the 2013 Credit Agreement, AccessDM, a wholly-owned subsidiary of the Company and the direct parent of C/AIX, entered into an amended and restated pledge agreement dated as of February 28, 2013 (the “AccessDM Pledge Agreement”) in favor of the Collateral Agent pursuant to which AccessDM pledged to the Collateral Agent all of the outstanding shares of common stock of C/AIX, and C/AIX entered into an amended and restated pledge agreement dated as of February 28, 2013 (the “C/AIX Pledge Agreement”) in favor of the Collateral Agent pursuant to which C/AIX pledged to the Collateral Agent all of the outstanding membership interests of CDF I. The 2013 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to both the 2013 Credit Agreement and 2010 Credit Agreement, according to certain designated priorities, which totaled $6,787 and $8,447 as of March 31, 2013 and 2012, respectively.  The Company also set up a debt service fund under both the 2013 Credit Agreement and 2010 Credit Agreement for future principal and interest payments, classified as restricted cash of $5,751 as of both March 31, 2013 and 2012.

The Company deferred debt issuance costs of $1,639 associated with the issuance of the 2013 Term Loans. Such costs will be amortized through February 2018.

The balance of the 2010 Term Loans, net of the original issue discount, at March 31, 2013 and March 31, 2012 was as follows:

	As of March 31, 2013	As of March 31, 2012
2010 Term Loans, at issuance	$172,500	$172,500
Payments to date	(172,500)	(53,777)
Discount on 2010 Term Loans	—	(1,173)
2010 Term Loans, net	—	117,550
Less current portion	—	(24,151)
Total long term portion	$—	$93,399

The balance of the 2013 Term Loans, net of the original issue discount, at March 31, 2013 was as follows:

As of March 31, 2013
2013 Term Loans, at issuance, net	$125,087
Payments to date	(2,275)
Discount on 2013 Term Loans	(355)
2013 Term Loans, net	122,457
Less current portion	(26,250)
Total long term portion	$96,207

On February 28, 2013, DC Holdings LLC, AccessDM and Phase 2 DC entered into term loan agreement (the “2013 Prospect Loan Agreement”) with Prospect Capital Corporation (“Prospect”), as administrative agent (the “Prospect Administrative Agent”) and collateral agent (the “Prospect Collateral Agent”) for the lenders party thereto, and the other lenders party thereto pursuant to which DC Holdings LLC borrowed $70,000 (the “2013 Prospect Loan”) . The 2013 Prospect Loan will bear interest annually in cash at LIBOR plus 9.00% (with a 2.00% LIBOR floor) and at 2.50% to be accrued as an increase in the aggregate principal amount of the 2013 Prospect Loan until the 2013 Credit Agreement is paid off, at which time all interest will be payable in cash.

The 2013 Prospect Loan matures on March 31, 2021. The 2013 Prospect Loan may be accelerated upon a change in control (as defined in the Term Loan Agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon an insolvency of DC Holdings LLC. The 2013 Prospect Loan is payable on a voluntary basis after the second anniversary of the initial borrowing in whole but not in part, subject to a prepayment penalty equal to 5.00% of the principal amount prepaid if the 2013 Prospect Loan is prepaid after the second anniversary but prior to the third anniversary of issuance, a prepayment penalty of 4.00% of the principal amount prepaid if the 2013 Prospect Loan is prepaid after such third anniversary but prior to the fourth anniversary of issuance, a prepayment penalty of 3.00% of the principal amount prepaid if the 2013 Prospect Loan is prepaid after such fourth anniversary but prior to the fifth anniversary of issuance, a prepayment penalty of 2.00% of the principal amount prepaid if the 2013 Prospect Loan is prepaid after such fifth anniversary but prior to the sixth anniversary of issuance, a prepayment penalty of 1.00% of the principal amount prepaid if the 2013 Prospect Loan is prepaid after such sixth anniversary but prior to the seventh anniversary of issuance, and without penalty if the 2013 Prospect Loan is prepaid thereafter, plus cash in an amount equal to the accrued and unpaid interest amount with respect to the principal amount through and including the prepayment date.

In connection with the 2013 Prospect Loan, the Company assigned to DC Holdings LLC its rights to receive servicing fees under the Company’s Phase I and Phase II deployments. Pursuant to a Limited Recourse Pledge Agreement (the “Limited Recourse Pledge”) executed by the Company and a Guaranty, Pledge and Security Agreement (the “Prospect Guaranty and Security Agreement”) among DC Holdings LLC, AccessDM, Phase 2 DC and Prospect, as Prospect Collateral Agent, the Prospect Loan is secured by, among other things, a first priority pledge of the stock of Holdings owned by the Company, the stock of AccessDM owned by DC Holdings LLC and the stock of Phase 2 DC owned by the Company, and guaranteed by AccessDM and Phase 2 DC. The Company provides limited financial support to the 2013 Prospect Loan not to exceed $1,500 per year in the event financial performance does not meet certain defined benchmarks.

The Company deferred debt issuance costs of $4,214 associated with the issuance of the 2013 Prospect Loan. Such costs will be amortized through March 2021.

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at March 31, 2013 was as follows:

As of March 31, 2013
2013 Prospect Loan Agreement, at issuance	$70,000
PIK Interest	151
2013 Prospect Loan Agreement, net	$70,151
Less current portion	—
Total long term portion	$70,151

In August 2009, the Company entered into a securities purchase agreement (the “Sageview Purchase Agreement”) with an affiliate of Sageview Capital LP (“Sageview” or the “Purchaser”) pursuant to which the Company agreed to issue a Senior Secured Note (the “2009 Note”) in the aggregate principal amount of $75,000 and warrants (the “Sageview Warrants”) to purchase 16,000,000 shares of its Class A Common Stock (the “2009 Private Placement”).  The 2009 Note was later amended and restated on May 6, 2010 (as so amended and restated, the “2010 Note”).  The 2010 Note was repaid by the Company from the proceeds of the 2013 Term Loans and the 2010 Note was thereby extinguished. The Company recognized a loss from debt extinguishment of the 2010 Note of $4,909, principally from the write-off of previously deferred debt issuance costs and original issue discount, during the fiscal year ended March 31, 2013. The Company additionally paid a debt prepayment fee to Sageview of $3,725 resulting from the repayment of the 2010 Note prior to its maturity date. The balance of the 2010 Note, net of the discount associated with the issuance of the Sageview Warrants and the interest of 8% per annum on the 2010 Note to be accrued as an increase in the aggregate principal amount of the 2010 Note (“PIK Interest”), as of March 31, 2013 and March 31, 2012 was as follows:

	As of March 31, 2013	As of March 31, 2012
2010 Note, at issuance	$75,000	$75,000
Discount on 2010 Note	—	(5,066)
PIK Interest	24,341	17,420
Payments to date	(99,341)
2010 Note, net	$—	$87,354
Less current portion	—	—
Total long term portion	$—	$87,354

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance		Draw as of
Facility[1]	Credit Facility	Interest Rate[1]	Maturity Date	As of March 31, 2013	As of March 31, 2012	March 31, 2013
1	$8,900	8.5%	December 2016	$—	$3,059	$—
2	2,890	3.75%	December 2017	1,961	2,347	27
3	22,336	3.75%	September 2018	16,752	20,221	662
4	13,312	3.75%	September 2018	10,459	12,361	—
5	11,425	3.75%	March 2019	9,794	11,425	—
6	6,450	3.75%	December 2018	5,298	2,855	3,429
	$65,313			$44,264	$52,268	$4,118
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR, plus the interest rate noted above.

At March 31, 2013, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable, excluding debt discounts, are scheduled to be as follows:

For the fiscal years ending March 31,
2014	$34,447
2015	33,956
2016	33,397
2017	29,465
2018	32,740
Thereafter	90,022
$254,027

8.	STOCKHOLDERS’ EQUITY

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

In April 2012, the Company issued 7,857,143 shares of Class A common stock at a public offering price of $1.40 per share, resulting in net proceeds to the Company of $10,000, net of costs of $1,121.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2013 and 2012 were $90 and $67, respectively.

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

Stock Options

Awards under the Plan may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of the Company’s compensation committee. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, the Company and the participants have executed stock option agreements setting forth the terms of the grants.

During the fiscal year ended March 31, 2013, the Company granted stock options to purchase 972,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $1.72 per share, which will vest equally over a four year period.  As of March 31, 2013, the weighted average exercise price for outstanding stock options is $2.16 and the weighted average remaining contractual life is 6.91 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2011	2,614,987	$3.12
Granted	2,155,500	1.77
Exercised	(93,628)	1.37
Canceled	(986,069)	3.50
Balance at March 31, 2012	3,690,790	2.27
Granted	972,000	1.60
Exercised	—	—
Canceled	(609,790)	1.91
Balance at March 31, 2013	4,053,000	2.16

An analysis of all options outstanding under the Plan as of March 31, 2013 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 - $1.37	1,130,845	4.8	$1.37	$216,161
$1.38 - $1.75	2,039,845	8.7	1.49	155,392
$1.76 - $2.25	122,660	7.5	1.99	—
$2.26 - $3.00	352,650	8.6	3.00	—
$3.01 - $5.00	139,500	1.1	4.59	—
$5.01 - $15.00	267,500	3.0	8.30	—
	4,053,000			$371,553

An analysis of all options exercisable under the Plan as of March 31, 2013 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,982,564	4.94	$2.63	$227,816

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the fiscal year ended March 31, 2013, the Company did not grant any restricted stock or restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2011	730,584	$1.40
Granted	—	—
Vested	(453,968)	1.54
Cancelled	(119,418)	1.17
Balance at March 31, 2012	157,198	1.18
Granted	—	—
Vested	(122,601)	1.12
Cancelled	(18,489)	1.37
Balance at March 31, 2013	16,108	1.40

WARRANTS

At March 31, 2013, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants for the purchase of 525,000 shares of Class A common stock vested over 18 months commencing in July 2011, are subject to termination with 90 days notice in the event of termination of the consulting management services agreement and expire on July 1, 2021.

9.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a capital lease obligation where we have no continuing involvement other than being the primary obligor. A sub-lease agreement, through which an unrelated third party purchaser pays the capital lease, was amended during January 2013. The impact of the capital lease amendment to the Company's consolidated financial statements was not material.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

LEASES

As of March 31, 2013, the Company has outstanding capital lease obligations from continuing operations of $4,518. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and entered into a separate sublease agreement with the third party to sublet the Pavilion Theatre.

During the fiscal year ended March 31, 2013, the Company reduced its capital lease obligation resulting from an amended sub-lease agreement in January 2013, through which an unrelated third party purchaser pays the capital lease and the Company is the primary obligor.

As of March 31, 2013, minimum future capital lease payments (including interest) totaled $9,681, are due as follows:

For the fiscal years ending March 31,
2014	$921
2015	921
2016	921
2017	921
2018	1,003
Thereafter	4,994
9,681
Less: amount representing interest	(5,163)
Outstanding capital lease obligation	$4,518

The corresponding asset included in property and equipment, net for the Pavilion Theatre was $2,635 as of March 31, 2013.

Amortization expense on assets under capitalized lease agreements was $239 and $342 for the fiscal years ended March 31, 2013 and 2012 respectively.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2013, obligations under non-cancelable operating leases totaled $3,167 and are due as follows:

For the fiscal years ending March 31,
2014	$1,235
2015	1,123
2016	809
$3,167

Total rent expense was $1,217 and $704 for the fiscal years ended March 31, 2013 and 2012, respectively.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the Fiscal Year Ended March 31,
	2013	2012
Cash interest paid	$18,368	$20,188
Accretion of preferred stock discount	$109	$107
Accrued dividends on preferred stock	$356	$356
Issuance of Class A Common Stock in connection with New Video acquisition	$3,432	$—
Issuance of Class A Common Stock and warrants for professional services of third parties	$—	$586

11.	SEGMENT INFORMATION

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
Phase 1 DC
Financing vehicles and administrators for the Company’s 3,724 Systems installed nationwide in Phase 1 DC’s deployment to theatrical exhibitors.  The Company retains ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements.

Phase 2 DC
Financing vehicles and administrators for the Company’s 7,980 Systems installed in the second digital cinema deployment, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Services segment consists of the following:

Operations of:	Products and services provided:
Services
Provides monitoring, billing, collection, verification and other management services to the Company’s Phase I Deployment, Phase II Deployment, Holdings, as well as to exhibitors who purchase their own equipment. Collects and disburses VPFs from motion picture studios and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Software
Develops and licenses software to the theatrical distribution and exhibition industries as well as other content owners, provides ASP services, and provides software enhancements and consulting services.

The Content & Entertainment segment consists of the following:

Operations of:	Products and services provided:
CEG
As a leading distributor of independent digital content, CEG collaborates with producers and the exhibition community to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

One customer represented 11% of consolidated revenues of the Company for the fiscal year ended March 31, 2013.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$344	$6	$49	$12,449	$—	$12,848
Total goodwill	$—	$—	$4,197	$8,542	$—	$12,739
Total assets	$137,880	$79,139	$21,864	$39,158	$6,017	$284,058

Notes payable, non-recourse	$192,609	$45,300	$—	$—		$237,909
Capital leases	—	—	—	—	4,518	4,518
Total debt	$192,609	$45,300	$—	$—	$4,518	$242,427

	As of March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$390	$13	$46	$17	$—	$466
Total goodwill	$—	$—	$4,197	$1,568	$—	$5,765
Assets from continuing operations	$166,020	$84,394	$15,364	$2,284	$21,861	$289,923
Assets held for sale						214
Total assets						$290,137

Notes payable, non-recourse	$117,550	$53,439	$—	$—	$—	$170,989
Notes payable	—	—	—	—	87,354	87,354
Capital leases	—	—	—	—	5,430	5,430
Total debt	$117,550	$53,439	$—	$—	$92,784	$263,773

	Statements of Operations
	For the Three Months Ended March 31, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,871	$3,151	$4,281	$4,052	$—	$21,355
Intersegment revenues (1)	—	—	278	8	—	286
Total segment revenues	9,871	3,151	4,559	4,060	—	21,641
Less: Intersegment revenues	—	—	(278)	(8)	—	(286)
Total consolidated revenues	$9,871	$3,151	$4,281	$4,052	$—	$21,355
Direct operating (exclusive of depreciation and amortization shown below) (2)	112	174	1,152	2,519	—	3,957
Selling, general and administrative	3	52	1,034	2,114	1,456	4,659
Plus: Allocation of Corporate overhead	—	—	1,283	668	(1,951)	—
Research and development	—	—	32		—	32
Provision for doubtful accounts	62	13	18	65	106	264
Depreciation and amortization of property and equipment	7,137	1,893	34	55	7	9,126
Amortization of intangible assets	12	2	7	423	1	445
Total operating expenses	7,326	2,134	3,560	5,844	(381)	18,483
Income (loss) from operations	$2,545	$1,017	$721	$(1,792)	$381	$2,872

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $336 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$14	$2	$—	$16
Selling, general and administrative	—	—	25	21	358	404
Research and development	—	—	32	—	—	32
Total stock-based compensation	$—	$—	$71	$23	$358	$452

	Statements of Operations
	For the Three Months Ended March 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,176	$3,156	$4,219	$144	$—	$17,695
Intersegment revenues (1)	—	—	824	1	—	825
Total segment revenues	10,176	3,156	5,043	145	—	18,520
Less: Intersegment revenues	—	—	(824)	(1)	—	(825)
Total consolidated revenues	$10,176	$3,156	$4,219	$144	$—	$17,695
Direct operating (exclusive of depreciation and amortization shown below) (2)	79	109	1,217	243	—	1,648
Selling, general and administrative	22	68	1,014	401	2,428	3,933
Plus: Allocation of Corporate overhead	—	—	1,090	(59)	(1,031)	—
Research and development	—	—	13	—	—	13
Provision for doubtful accounts	56	28	—	—	375	459
Restructuring and transition expenses	—	—	—	—	375	375
Merger and acquisition expenses	—	—	—	—	604	604
Depreciation and amortization of property and equipment	7,137	1,864	37	4	104	9,146
Amortization of intangible assets	12	1	4	23	1	41
Total operating expenses	7,306	2,070	3,375	612	2,856	16,219
Income (loss) from operations	$2,870	$1,086	$844	$(468)	$(2,856)	$1,476

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $265 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$15	$(2)	$—	$13
Selling, general and administrative	—	—	84	13	433	530
Research and development	—	—	(27)	—	—	(27)
Total stock-based compensation	$—	$—	$72	$11	$433	$516

	Statements of Operations
	For the Fiscal Year Ended March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$39,646	$12,464	$19,920	$16,050	$—	$88,080
Intersegment revenues (1)	—	—	951	32	—	983
Total segment revenues	39,646	12,464	20,871	16,082	—	89,063
Less: Intersegment revenues	—	—	(951)	(32)	—	(983)
Total consolidated revenues	$39,646	$12,464	$19,920	$16,050	$—	$88,080
Direct operating (exclusive of depreciation and amortization shown below) (2)	459	687	4,795	6,548	—	12,489
Selling, general and administrative	92	139	3,865	8,308	10,719	23,123
Plus: Allocation of Corporate overhead	—	—	5,168	3,392	(8,560)	—
Provision for doubtful accounts	218	59	42	65	106	490
Research and development	—	—	144	—	—	144
Restructuring expenses	—	—	—	340	—	340
Merger and acquisition expenses	—	—	—	—	1,267	1,267
Depreciation and amortization of property and equipment	28,549	7,371	148	72	358	36,498
Amortization of intangible assets	46	7	27	1,483	2	1,565
Total operating expenses	29,364	8,263	14,189	20,208	3,892	75,916
Income (loss) from operations	$10,282	$4,201	$5,731	$(4,158)	$(3,892)	$12,164

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $1,165 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$67	$15	$—	$82
Selling, general and administrative	—	—	67	84	1,903	2,054
Research and development	—	—	143	—	—	143
Total stock-based compensation	$—	$—	$277	$99	$1,903	$2,279

	Statements of Operations
	For the Fiscal Year Ended March 31, 2012
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$42,028	$11,714	$21,219	$1,596	$—	$76,557
Intersegment revenues (1)	—	—	821	132	—	953
Total segment revenues	42,028	11,714	22,040	1,728	—	77,510
Less: Intersegment revenues	—	—	(821)	(132)	—	(953)
Total consolidated revenues	$42,028	$11,714	$21,219	$1,596	$—	$76,557
Direct operating (exclusive of depreciation and amortization shown below) (2)	545	365	4,220	1,912	—	7,042
Selling, general and administrative	221	202	3,434	1,791	10,069	15,717
Plus: Allocation of Corporate overhead	—	—	5,785	356	(6,141)	—
Provision for doubtful accounts	56	28	—	375	—	459
Research and development	—	—	175	—	—	175
Restructuring and transition expenses	—	—	—	—	1,207	1,207
Merger and acquisition expenses	—	—	—	—	604	604
Depreciation and amortization of property and equipment	28,553	6,778	158	8	368	35,865
Amortization of intangible assets	46	6	16	225	1	294
Total operating expenses	29,421	7,379	13,788	4,667	6,108	61,363
Income (loss) from operations	$12,607	$4,335	$7,431	$(3,071)	$(6,108)	$15,194
(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $759 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$35	$10	$13	$58
Selling, general and administrative	—	—	248	25	2,385	2,658
Research and development	—	—	116	—	—	116
Total stock-based compensation	$—	$—	$399	$35	$2,398	$2,832

12.	RESTRUCTURING EXPENSES

During the fiscal year ended March 31, 2012, the Company completed a strategic assessment of its resource requirements for its ongoing businesses which resulted in a workforce reduction, lease termination and severance and employee related charge of $1,207. During the fiscal year ended March 31, 2013, the Company paid $903 of the amounts that were accrued as of March 31, 2012.

During the three months ended September 30, 2012, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the continued integration of the New Video Acquisition, continued shift in its business from physical to digital content distribution and shift to a greater share of its own theatrical releasing product, resulted in a workforce reduction and severance and employee related expense of $340. During the remainder of the fiscal year ended March 31, 2013, the Company paid all of the amounts that were accrued as of September 30, 2012.

A summary of activity for restructuring activities included in accounts payable and accrued expenses is as follows:

Balance at March 31, 2012	Total Cost	Amounts Paid/Adjusted	Balance at March 31, 2013
$953	$340	$(1,293)	$—

13.	RELATED PARTY TRANSACTIONS

Pursuant to the 2010 Note, Sageview was entitled to designate two nominees for election to the Board at each annual meeting of the Company's stockholders, subject to the loss of such designation rights upon certain reductions in the aggregate principal amount outstanding of the 2010 Note and the beneficial ownership of shares of Class A Common Stock by Sageview. As discussed in Note 7, the 2010 Note was repaid in February 2013. Edward A. Gilhuly, a principal of Sageview, resigned from the Company's Board of Directors in March 2013. Laura Nisonger Sims remains as a director designated by Sageview.

14.	INCOME TAXES

The components of the benefit from income taxes for the fiscal year ended March 31, 2013 was as follows:

For the fiscal year ending March 31,
2013
Federal:
Deferred	$4,731
Total federal	4,731

State:
Current	(75)
Deferred	288
Total state	213

Total benefit from income taxes	$4,944

The Company did not recognize income tax benefit or expense during the fiscal year ended March 31, 2012.

Net deferred tax liabilities consisted of the following:

	As of March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$99,342	$88,077
Stock based compensation	4,020	4,024
Revenue deferral	119	129
Interest rate swap	421	743
Capital loss carryforwards	3,734	3,727
Other	581	182
Total deferred tax assets before valuation allowance	108,217	96,882
Less: Valuation allowance	(71,409)	(64,476)
Total deferred tax assets after valuation allowance	$36,808	$32,406
Deferred tax liabilities:
Depreciation and amortization	$(31,852)	$(32,104)
Intangibles	(4,956)	(302)
Total deferred tax liabilities	(36,808)	(32,406)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2013 and 2012. The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company's current taxable income and projections of future taxable income. Management increased the valuation allowance by $6,933 (net of the reduction described hereafter) and $5,557 during the fiscal years ended March 31, 2013 and 2012, respectively. A net deferred tax liability of $5,019 was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5,019 and recorded as a deferred tax benefit in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2013. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2013, the Company had Federal and state net operating loss carryforwards of approximately $254,000 available to reduce future taxable income.  The federal net operating loss carryforwards will begin to expire in 2020.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  As of March 31, 2013, approximately $6,300 of the Company's  net  operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1,300, and approximately $25,100 of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9,400.  Net operating losses of approximately $208,000, which were generated since March 2006 are currently not subject to an annual limitation under Section 382.  Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2013	2012
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	2.9	0.6
Change in valuation allowance	(18.6)	(44.2)
Disallowed interest	(1.7)	(6.7)
Non-deductible equity compensation	(2.6)	(4.3)
Sale of subsidiary	6.3	21.2
Other	(1.3)	(0.6)
Income tax benefit	19.0%	—%

Since April 1, 2007, the Company has applied accounting principles that clarify the accounting and disclosure for uncertainty in income taxes. As of March 31, 2013 and 2012, the Company did not have any uncertainties in income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2010 through 2013 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2009 through 2013 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations.

15.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except for share and per share data)

For the Fiscal Year Ended March 31, 2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012(3)
Revenues	$21,355	$23,212	$22,609	$20,904
Net (loss) income from continuing operations (1)	$(16,328)	$(1,784)	$(2,621)	$151
Basic and diluted net loss per share from continuing operations (2)	$(0.34)	$(0.03)	$(0.06)	$0.00
Shares used in computing basic and diluted net loss per share	48,320,257	48,320,257	48,299,715	45,119,838

(1) Includes the following:
Debt prepayment fees	$(3,725)	$—	$—	$—
Loss on extinguishment of notes payable	$(7,905)	$—	$—	$—

(2) Amount is calculated based upon net loss from continuing operations divided by shares used in computing basic and diluted net loss per share. The sum of net loss from continuing operations per fully diluted share across the table may not equal the fiscal year ended March 31, 2013 amount due to rounding.
(3) As adjusted for the release of the income tax valuation allowance discussed further in Note 1.

For the Fiscal Year Ended March 31, 2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Revenues	$17,695	$19,793	$21,028	$18,041
Net loss from continuing operations	$(5,526)	$(3,751)	$(662)	$(4,024)
Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.10)	$(0.02)	$(0.12)
Shares used in computing basic and diluted net loss per share	37,643,582	37,620,287	37,115,346	32,632,563

16.	VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (2)	Balance at Beginning of Year	Bad Debt Expense	Deductions (1)	Balance at End of Year
For the Fiscal Year Ended March 31, 2013	$257	$490	$(48)	$699
For the Fiscal Year Ended March 31, 2012	$73	$459	$(275)	$257

(1)	Represents write-offs of specific accounts receivable.

(2)	Excludes discontinued operations.

PART II. OTHER INFORMATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer or Chief Executive Officer and Principal Financial & Accounting Officer or Chief Financial Officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's control over financial reporting includes those policies and procedures that:

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

In making the assessment, management used the framework in “Internal Control -Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2013.  This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2013, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on or about September 12, 2013, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Code of Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigm.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

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

CINEDIGM DIGITAL CINEMA CORP.

Date:	June 19, 2013	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 19, 2013	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	June 19, 2013	By:	/s/ John B. Brownson
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

SIGNATURES(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 19, 2013
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Adam M. Mizel	Chief Operating Officer, Chief Financial Officer and	June 19, 2013
Adam M. Mizel	Director (Principal Financial Officer)

/s/ Gary S. Loffredo	President of Digital Cinema, General Counsel,	June 19, 2013
Gary S. Loffredo	Secretary and Director

/s/ John B. Brownson	Senior Vice President - Accounting and Finance	June 19, 2013
John B. Brownson	(Principal Accounting Officer)

/s/ Peter C. Brown	Director	June 19, 2013
Peter C. Brown

/s/ Wayne L. Clevenger	Director	June 19, 2013
Wayne L. Clevenger

/s/ Matthew W. Finlay	Director	June 19, 2013
Matthew W. Finlay

/s/ Martin B. O'Connor II	Director	June 19, 2013
Martin B. O'Connor II

/s/ Laura Nisonger Sims	Director	June 19, 2013
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	‑‑	Securities Purchase Agreement, dated as of August 11, 2009, by and among the Company and the Purchaser. (11)
2.1.1	‑‑
Amendment and Waiver, dated as of November 4, 2009, to Securities Purchase Agreement by and among the Company, the Subsidiary Note Parties party thereto and Sageview Capital Master, L.P., as Collateral Agent. (12)

2.1.2	‑‑	Amendment and Restatement Agreement, dated as of May 6, 2010, between Cinedigm Digital Cinema Corp. and Sageview Capital Master L.P. (13)
2.2	‑‑	Common Stock Purchase Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 5, 2011. (24)
2.3	‑‑
Stock Purchase Agreement, dated as of April 19, 2012, by and among the Company, Steve Savage, Susan Margolin and Aimee Connolly. (25) (Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24B-2 under the Securities Exchange Act of 1934.)

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (29)
3.2	‑‑	Bylaws of the Company. (18)
3.2.1	‑‑	Amendment No. 1 to Bylaws of the Company. (19)
4.1	‑‑	Specimen certificate representing Class A common stock. (1)
4.2	‑‑	Specimen certificate representing Series A Preferred Stock. (10)
4.3	‑‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (30)
4.4	‑‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (30)

4.5	‑‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (35)

4.9	‑‑	Tax Benefit Preservation Plan, dated as of August 10, 2009, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (14)
4.10	‑‑	Amended and Restated Note issued to Sageview Capital Master L.P. by Cinedigm Digital Cinema Corp. dated May 6, 2010. (13)
4.11	‑‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.12	‑‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.16	‑‑
Guaranty and Security Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and General Electric Capital Corporation, as Collateral Agent. (13)

4.16.1	‑‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (30)

4.17	‑‑	Pledge Agreement, dated as of May 6, 2010, between Access Digital Media, Inc. and General Electric Capital Corporation, as Collateral Agent. (13)
4.17.1	‑‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (30)
4.18	‑‑	Pledge Agreement, dated as of May 6, 2010, between Christie/AIX, Inc. and General Electric Capital Corporation, as Collateral Agent. (13)
4.18.1	‑‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (30)
4.19	‑‑	Registration Rights Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 7, 2011. (24)

4.20	‑‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (26)

4.21	‑‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (26)
4.22	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (26)

4.23	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (26)

4.24	‑‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, as Collateral Agent. (26)
4.25	‑‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, as Collateral Agent. (26)
10.1	‑‑	Separation Agreement between Cinedigm Digital Cinema Corp. and A. Dale Mayo dated as of June 22, 2010. (20)
10.2	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Adam M. Mizel dated as of October 19, 2011. (27)
10.3	‑‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.3.1	‑‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.3.2	‑‑	Form of Notice of Restricted Stock Award. (6)
10.3.3	‑‑	Form of Non-Qualified Stock Option Agreement. (7)
10.3.4	‑‑	Form of Restricted Stock Unit Agreement (employees). (8)
10.3.5	‑‑	Form of Stock Option Agreement. (3)
10.3.6	‑‑	Form of Restricted Stock Unit Agreement (directors). (8)
10.3.7	‑‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (9)
10.3.8	‑‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.3.9	‑‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.3.10	‑‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (25)
10.3.11	‑‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (28)
10.4	‑‑	Cinedigm Digital Cinema Corp. Management Incentive Award Plan. (16)
10.5	‑‑	Form of Indemnification Agreement for non-employee directors. (17)
10.6	‑‑	Lease Agreement, dated as of March 10, 2005, between the Company and 55 Madison Avenue Associates, LLC. (23)
10.6.1	‑‑	First Lease Extension Agreement dated as of January 16, 2009, between the Company and 55 Madison Avenue Associates, LLC. (23)
10.7	‑‑	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.10	‑‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (5)
10.10.1	‑‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.2	‑‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.3	‑‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.4	‑‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (4)

10.11	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Gary S. Loffredo dated as of October 19, 2011. (27)
10.12	‑‑
Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (30) (Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24B-2 under the Securities Exchange Act of 1934.)

10.19	‑‑	Guarantee and Collateral Agreement, dated as of August 11, 2009, by and among the Company, Sageview Capital Master L.P. and the Guarantors. (11)
10.20	‑‑
Credit Agreement, dated as of May 6, 2010, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as co-administrative agent and paying agent for the lenders party thereto, and General Electric Capital Corporation, as co-administrative agent and collateral agent for the lenders and secured parties thereto. (13)

10.20.1	‑‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (30)

10.21.1	‑‑	2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (22)
10.21.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (22)
10.21.3	‑‑	Swap Transaction Confirmation from Natixis to Cinedigm Digital Funding I, LLC dated as of June 14, 2010. (22)
10.22.1	‑‑	2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (22)
10.22.2	‑‑	Schedule to the 2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (22)
10.22.3	‑‑	Swap Transaction Confirmation from HSBC Bank USA to Cinedigm Digital Funding I, LLC dated as of June 8, 2010. (22)
10.23.1	‑‑	2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of May 28, 2010. (22)
10.23.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (22)
10.23.3	‑‑	Swap Transaction Confirmation from Société Générale to Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (22)
10.26	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (19)
10.27	‑‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (19)
10.28	‑‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent and the Lenders party thereto. (26)

10.29	‑‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Agent and Ballantyne Strong, Inc., as Approved Vendor. (26)

10.30	‑‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (26)
10.31	‑‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (26)
10.32	‑‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (26)
10.33	‑‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (26)
21.1	‑‑	List of Subsidiaries.*
23.1	‑‑	Consent of EisnerAmper LLP.*
24.1	‑‑	Powers of Attorney.* (Contained on signature page)

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	‑‑	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*
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

(3) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company's
Registration Statement on Form S-8 (File No. 333-124290).

(4) Previously filed with the Securities and Exchanged Commission on April 29, 2005 as an exhibit to the Company's Form 8- K (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company's Form 10- KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(6) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(7) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(8) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(9) Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(10) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(11) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on November 13, 2009 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2009 (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on May 11, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on August 12, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(15) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(16) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810)

(18) Previously filed with the Securities and Exchange Commission on February 10, 2011 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2010 (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on June 25, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2010 (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on June 14, 2010 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on July 7, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on October 21, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on November 13, 2012 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2012 (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).