Form 10-Q
period 2013-06-30
Cinedigm Digital Cinema Corp.
filed 2013-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2013

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
(212) 206-8600
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

As of August 12, 2013, 52,981,677 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM DIGITAL CINEMA CORP.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$13,611	$13,448
Accounts receivable, net	34,798	31,695
Deferred costs, current portion	1,271	1,238
Unbilled revenue, current portion	6,949	9,989
Prepaid and other current assets	7,415	6,101
Note receivable, current portion	316	331
Total current assets	64,360	62,802

Restricted cash	6,753	6,751
Security deposits	218	218
Property and equipment, net	161,377	170,511
Intangible assets, net	12,423	12,848
Capitalized software costs, net	7,500	7,083
Goodwill	12,739	12,739
Deferred costs, net of current portion	7,683	7,396
Unbilled revenue, net of current portion	480	543
Accounts receivable, long-term	1,556	1,225
Note receivable, net of current portion	136	130
Investment in non-consolidated entity, net	560	1,812
Total assets	$275,785	$284,058

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	June 30, 2013	March 31, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$47,832	$40,320
Current portion of notes payable, non-recourse	34,466	34,447
Current portion of capital leases	132	132
Current portion of deferred revenue	3,664	3,900
Current portion of contingent consideration for business combination	1,500	1,500
Total current liabilities	87,594	80,299

Notes payable, non-recourse, net of current portion	195,305	203,462
Capital leases, net of current portion	4,355	4,386
Interest rate derivatives	131	544
Deferred revenue, net of current portion	10,563	10,931
Contingent consideration, net of current portion	1,787	1,750
Total liabilities	299,735	301,372
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively. Liquidation preference of $3,582	3,493	3,466
Class A common stock, $0.001 par value per share; 118,759,000 shares authorized; 48,506,281 and 48,448,137 shares issued and 48,455,281 and 48,396,697 shares outstanding at June 30, 2013 and March 31, 2013, respectively	48	48
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized and issued, 0 shares outstanding at June 30, 2013 and March 31, 2013	—	—
Additional paid-in capital	222,224	221,810
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(249,543)	(242,466)
Total stockholders’ deficit	(23,950)	(17,314)
Total liabilities and stockholders’ deficit	$275,785	$284,058

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012 (As Adjusted - See Note 1)
Revenues	$19,625	$20,904
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	4,491	2,435
Selling, general and administrative	7,123	5,893
Provision for doubtful accounts	62	76
Research and development	28	38
Merger and acquisition expenses	—	1,267
Depreciation and amortization of property and equipment	9,275	9,097
Amortization of intangible assets	425	158
Total operating expenses	21,404	18,964
(Loss) income from operations	(1,779)	1,940
Interest income	15	19
Interest expense	(4,934)	(7,477)
(Loss) income on investment in non-consolidated entity	(1,252)	31
Other income, net	133	198
Change in fair value of interest rate derivatives	829	421
Loss from continuing operations before benefit from income taxes	(6,988)	(4,868)
Benefit from income taxes	—	5,019
(Loss) income from continuing operations	(6,988)	151
Loss from discontinued operations	—	(284)
Net loss	(6,988)	(133)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(7,077)	$(222)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.15)	$—
Loss from discontinued operations	—	(0.01)
	$(0.15)	$(0.01)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	48,357,020	45,119,838

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012 (As Adjusted - See Note 1)
Cash flows from operating activities
Net loss	$(6,988)	$(133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	9,700	9,255
Amortization of capitalized software costs	314	250
Amortization of debt issuance costs	288	572
Provision for doubtful accounts	62	76
Stock-based compensation	737	791
Change in fair value of interest rate derivatives	(829)	(421)
Accretion and PIK interest expense added to note payable	472	2,456
Loss (income) on investment in non-consolidated entity	1,252	(31)
Benefit from deferred income taxes	—	(5,019)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,496)	1,346
Unbilled revenue	3,103	(1,310)
Prepaid expenses and other current assets	(1,314)	(1,930)
Other assets	(599)	(188)
Accounts payable and accrued expenses	7,216	(2,907)
Deferred revenue	(604)	(742)
Other liabilities	364	(95)
Net cash provided by operating activities	9,678	1,970
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	—	(3,127)
Purchases of property and equipment	(141)	(2,007)
Purchases of intangible assets	—	(9)
Additions to capitalized software costs	(731)	(776)
Sales/maturities of restricted available-for-sale investments	—	9,477
Restricted cash	(2)	—
Net cash (used in) provided by investing activities	(874)	3,558
Cash flows from financing activities:
Repayment of notes payable	(8,610)	(15,594)
Proceeds from notes payable	—	1,799
Principal payments on capital leases	(31)	(42)
Proceeds from issuance of Class A common stock	—	11,002
Costs associated with issuance of Class A common stock	—	(1,024)
Net cash used in financing activities	(8,641)	(3,859)
Net change in cash and cash equivalents	163	1,669
Cash and cash equivalents at beginning of period	13,448	17,843
Cash and cash equivalents at end of period	$13,611	$19,512

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM DIGITAL CINEMA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to alternative and independent movie content owners and to theatrical exhibitors.

Purchase of New Video Group

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. ("New Video"). Upon concluding the purchase price allocation for the purchase of New Video ("New Video Acquisition") in the fourth quarter of the fiscal year ended March 31, 2013, a measurement period adjustment was made to establish a deferred tax liability with a corresponding increase in goodwill at the acquisition date. As a result of this adjustment and the assessment of its consolidated tax filing status, the Company determined it was appropriate to release a portion of its deferred tax valuation allowance established prior to the New Video Acquisition. The release of the deferred tax valuation allowance was recorded outside of acquisition accounting in accordance with the accounting guidance. Accordingly, the previously reported condensed consolidated statement of operations for the three months ended June 30, 2012 has been revised as follows:

	As Previously Reported	As Adjusted	Change
Condensed consolidated statement of operations
Loss from continuing operations before benefit from income taxes	$(4,868)	$(4,868)	$—
Benefit from income taxes	—	5,019	5,019
(Loss) income from continuing operations	(4,868)	151	5,019
Net loss	(5,152)	(133)	5,019
Net loss attributable to common stockholders	(5,241)	(222)	5,019

Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.11)	$—	$0.11
Loss from discontinued operations	(0.01)	(0.01)	—
	$(0.12)	$(0.01)	$0.11

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $249,543 as of June 30, 2013. The Company also has significant contractual obligations related to its non-recourse debt for the fiscal year ended March 31, 2014 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at June 30, 2013, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least June 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, New Video Group, Inc. ("New Video"), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Content and Entertainment Group and New Video are together referred to as CEG. AccessDM and Satellite are together referred to as DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012). All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 20, 2013 (the “Form 10-K”).

INVESTMENT IN NON-CONSOLIDATED ENTITY

The Company indirectly owns 100% of the common equity of CDF2 Holdings, LLC ("Holdings"), which is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". The Company has determined that it is not the primary beneficiary of Holdings in accordance with ASC 810, and it accounts for its investment in Holdings under the equity method of accounting. The Company's net investment in Holdings is reflected as “Investment in non-consolidated entity, net" in the accompanying condensed consolidated balance sheets. See Note 4 for further discussion.

RECLASSIFICATION

Certain reclassifications, principally for income taxes, have been made to the fiscal period ended June 30, 2012 financial statements to conform to the current fiscal period ended June 30, 2013 presentation.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $712 and $699 as of June 30, 2013 and March 31, 2013, respectively.

Accounts receivable, long-term result from up-front activation fees earned from the Company's Systems deployments with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 5), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of June 30, 2013	As of March 31, 2013
Reserve account related to the 2013 Term Loans (See Note 5)	$5,753	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 5)	1,000	1,000
	$6,753	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans and 2013 Prospect Loan (see Note 5) which are amortized under the effective interest rate method over the terms of the respective debt.  All other unamortized debt issuance costs are amortized on a straight-line basis over the term of the respective debt. For such debt, amortization on a straight-line basis is not materially different from the effective interest method.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. In May 2010, the Company settled the interest rate swap in place with respect to its previous credit facility. The Company had three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2013 Term Loans which matured in June 2013.  Additionally, the Company entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013 to limit the Company's exposure to interest rates related to the 2013 Term Loans and 2013 Prospect Loan. Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the condensed consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps and caps were recorded in the condensed consolidated statements of operations (See Note 5).

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,753	$—	$—	$6,753
Interest rate derivatives	—	(131)	—	(131)
Contingent consideration	—	—	(3,287)	(3,287)
	$6,753	$(131)	$(3,287)	$3,335

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,004	$—	$—	$1,004
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	(544)	—	(544)
Contingent consideration	—	—	(3,250)	(3,250)
	$7,755	$(544)	$(3,250)	$3,961

Contingent consideration is a liability to the sellers of New Video based upon its business unit financial performance target in each of the fiscal years ended March 31, 2014 and 2015. The estimates of the fair value of the contingent consideration arrangement was estimated by using the current forecast of New Video adjusted EBITDA, as defined by the New Video stock purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following change in contingent consideration liabilities during the three months ended June 30, 2013 were as follows:

Balance at March 31, 2013	$3,250
Change in fair value	37
Balance at June 30, 2013	$3,287

Key assumptions include a discount rate of 7% and that New Video will achieve 100% of its business unit financial performance target in each of the two fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount. As of June 30, 2013, the remaining amount of contingent consideration arrangements, the range of outcomes and the assumptions used to develop the estimate had not changed.

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date. The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three months ended June 30, 2013 and 2012, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

Information related to the goodwill allocated to the Company's reportable segments is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739
As of June 30, 2013	$—	$—	$4,197	$8,542	$—	$12,739

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs for software to be sold, licensed or otherwise marketed that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of recognized revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, generally 5 years, except for deployment software which is for 10 years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis. Amortization of capitalized software development costs, included in direct operating costs, for the three months ended June 30, 2013 and 2012 amounted to $314 and $250, respectively.

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

STOCK-BASED COMPENSATION

During the three months ended June 30, 2013 and 2012, the Company recorded employee and director stock-based compensation from continuing operations of $737 and $791, respectively.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2013 and 2012 was $0.89 and $0.93, respectively. There were 42,640 stock options exercised during the three months ended June 30, 2013. During the three months ended June 30, 2012, there were no exercises of stock options.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2013	2012
Range of risk-free interest rates	0.7 - 1.2%	0.7 - 0.9%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	73.4 - 73.8%	75.7 - 76.2%

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

Employee and director stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the Three Months Ended June 30,
	2013	2012
Direct operating	$18	$22
Selling, general and administrative	697	732
Research and development	22	37
	$737	$791

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2013 and 2012 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 20,501,398 shares and 20,765,640 shares as of June 30, 2013 and 2012, respectively, were excluded from the computation as it would be anti-dilutive.

3.	DISCONTINUED OPERATIONS

For the three months ended June 30, 2012, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. The loss from discontinued operations was as follows:

Revenues	$67
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	178
Selling, general and administrative	117
Provision for doubtful accounts	36
Total operating expenses	331
Loss from operations	(264)
Other expense, net	(20)
Loss from discontinued operations	$(284)

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

The Company's maximum exposure to loss as it relates to Holdings as of June 30, 2013 and March 31, 2013 includes:

•	The investment in the equity of Holdings of $560 and $1,812, respectively; and

•
Accounts receivable due from Holdings for service fees under its master service agreement of $426 and $396, respectively, included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2013 and 2012, the Company received $262 and $424 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of our investment in Holdings for the three months ended June 30, 2013 are as follows:

Balance at March 31, 2013	$1,812
Equity in loss of Holdings	(1,252)
Balance at June 30, 2013	$560

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of June 30, 2013		As of March 31, 2013
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$26,250	$89,674	$26,250	$96,207
2013 Prospect Loan Agreement	—	70,595	—	70,151
KBC Facilities	8,059	34,189	8,059	36,205
P2 Vendor Note	91	534	74	569
P2 Exhibitor Notes	66	313	64	330
Total non-recourse notes payable	$34,466	$195,305	$34,447	$203,462

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset collateralized by the debt.  The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The 2013 Prospect Loan Agreement is not guaranteed by the Company or its other subsidiaries and the service fees of Phase 1 DC and Phase 2 DC were assigned by the Company to DC Holdings LLC. The KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable, and a 1.0% prepayment premium if a prepayment is made during the first year of the 2013 Term Loans.

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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $4,676 and $6,787 as of June 30, 2013 and March 31, 2013, respectively.  The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,753 and $6,751 as of June 30, 2013 and March 31, 2013, respectively.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

	As of June 30, 2013	As of March 31, 2013
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(8,837)	(2,275)
Discount on 2013 Term Loans	(326)	(355)
2013 Term Loans, net	115,924	122,457
Less current portion	(26,250)	(26,250)
Total long term portion	$89,674	$96,207

On February 28, 2013, DC Holdings LLC, AccessDM and Phase 2 DC entered into a term loan agreement (the “2013 Prospect Loan Agreement”) with Prospect Capital Corporation (“Prospect”), as administrative agent (the “Prospect Administrative Agent”) and collateral agent (the “Prospect Collateral Agent”) for the lenders party thereto, and the other lenders party thereto pursuant to which DC Holdings LLC borrowed 70,000 (the “2013 Prospect Loan”). The 2013 Prospect Loan, as subsequently amended, will bear interest annually in cash at LIBOR plus 9.00% (with a 2.00% LIBOR floor) and at 2.50% to be accrued as an increase in the aggregate principal amount of the 2013 Prospect Loan until the 2013 Credit Agreement is paid off, at which time all interest will be payable in cash.

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at June 30, 2013 was as follows:

	As of June 30, 2013	As of March 31, 2013
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	595	151
2013 Prospect Loan Agreement, net	70,595	70,151
Less current portion	—	—
Total long term portion	$70,595	$70,151

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of June 30, 2013	As of March 31, 2013
1	$8,900	8.5%	December 2016	$—	$—
2	2,890	3.75%	December 2017	1,858	1,961
3	22,336	3.75%	September 2018	15,954	16,752
4	13,312	3.75%	September 2018	9,984	10,459
5	11,425	3.75%	March 2019	9,385	9,794
6	6,450	3.75%	December 2018	5,067	5,298
	$65,313			$42,248	$44,264
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR, plus the interest rate noted above.

At June 30, 2013, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

As of June 30, 2013 and March 31, 2013, the Company has 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

On June 26, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merriman Capital, Inc. and National Securities Corporation (together, the “Underwriters”) pursuant to which the Underwriters agreed to act as underwriters of 3,780,718 shares of the Company’s Class A common stock at a purchase price equal to $1.2834 per share, representing a per security discount equal to 7.0% of the public offering price per security of $1.38 (the “Offering”). In July 2013, the Underwriters’ exercised an option in full to buy up to an additional 567,108 shares from the Company under the above referenced terms (the "Over-Allotment"). The Company also agreed to bear the expenses of the Offering. The Over-Allotment shares were issued and sold on July 10, 2013. Total proceeds from the issuance of the Company's Class A common stock, including the Over-Allotment, amounted to approximately $5,531, net of underwriting discount, during July 2013.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at June 30, 2013 and March 31, 2013 were $89 on each date.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

During the three months ended June 30, 2013, the Company granted stock options to purchase 60,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.41 to $1.53 per share, which will vest equally over a four year period.  As of June 30, 2013, the weighted average exercise price for outstanding stock options was $2.11 and the weighted average remaining contractual life was 6.83 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2013	4,053,000	$2.16
Granted	60,000	1.49
Exercised	(42,640)	1.63
Canceled	(110,070)	2.34
Balance at June 30, 2013	3,960,290	2.11

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the three months ended June 30, 2013 and 2012, the Company did not grant any restricted stock or restricted stock units. As of June 30, 2013, there were no restricted stock units outstanding.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2013	16,108	$1.40
Granted	—	—
Vested	(15,140)	1.40
Canceled	(968)	1.40
Balance at June 30, 2013	—	—

WARRANTS

At June 30, 2013, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

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

7.	COMMITMENTS AND CONTINGENCIES

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the Three Months Ended June 30,
	2013	2012
Cash interest paid	$6,064	$5,598
Accretion of preferred stock discount	$27	$27
Accrued dividends on preferred stock	$89	$89
Issuance of Class A Common Stock in connection with New Video Acquisition	$—	$3,687

9.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,530 Systems installed in the second digital cinema deployment, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of June 30, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$332	$5	$42	$12,044	$—	$12,423
Total goodwill	$—	$—	$4,197	$8,542	$—	$12,739
Total assets	$131,731	$75,366	$21,299	$43,018	$4,371	$275,785

Notes payable, non-recourse	$186,519	$43,252	$—	$—	$—	$229,771
Capital leases	—	—	—	—	4,487	4,487
Total debt	$186,519	$43,252	$—	$—	$4,487	$234,258

	As of March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$344	$6	$49	$12,449	$—	$12,848
Total goodwill	$—	$—	$4,197	$8,542	$—	$12,739
Total assets	$137,880	$79,139	$21,864	$39,158	$6,017	$284,058

Notes payable, non-recourse	$192,609	$45,300	$—	$—	$—	$237,909
Capital leases	—	—	—	—	4,518	4,518
Total debt	$192,609	$45,300	$—	$—	$4,518	$242,427

	Statements of Operations
	For the Three Months Ended June 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$8,919	$2,954	$4,478	$3,274	$—	$19,625
Intersegment revenues (1)	—	—	70	11	—	81
Total segment revenues	8,919	2,954	4,548	3,285	—	19,706
Less: Intersegment revenues	—	—	(70)	(11)	—	(81)
Total consolidated revenues	$8,919	$2,954	$4,478	$3,274	$—	$19,625
Direct operating (exclusive of depreciation and amortization shown below) (2)	155	142	809	3,385	—	4,491
Selling, general and administrative	63	87	1,136	2,755	3,082	7,123
Plus: Allocation of Corporate overhead	—	—	1,033	733	(1,766)	—
Research and development	—	—	28	—	—	28
Provision for doubtful accounts	43	14	5	—	—	62
Depreciation and amortization of property and equipment	7,137	1,881	102	3	152	9,275
Amortization of intangible assets	11	2	7	405	—	425
Total operating expenses	7,409	2,126	3,120	7,281	1,468	21,404
Income (loss) from operations	$1,510	$828	$1,358	$(4,007)	$(1,468)	$(1,779)

(1) Intersegment revenues of the Services segment principally represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $314 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$16	$2	$—	$18
Selling, general and administrative	—	—	21	23	653	697
Research and development	—	—	22	—	—	22
Total stock-based compensation	$—	$—	$59	$25	$653	$737

	Statements of Operations
	For the Three Months Ended June 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,916	$3,159	$5,064	$2,765	$—	$20,904
Intersegment revenues (1)	—	—	241	7	—	248
Total segment revenues	9,916	3,159	5,305	2,772	—	21,152
Less: Intersegment revenues	—	—	(241)	(7)	—	(248)
Total consolidated revenues	$9,916	$3,159	$5,064	$2,765	$—	$20,904
Direct operating (exclusive of depreciation and amortization shown below) (2)	115	166	1,116	1,038	—	2,435
Selling, general and administrative	17	25	890	1,695	3,266	5,893
Plus: Allocation of Corporate overhead	—	—	1,263	924	(2,187)	—
Research and development	—	—	38		—	38
Provision for doubtful accounts	52	16	8	—	—	76
Merger and acquisition expenses	—	—	—	—	1,267	1,267
Depreciation and amortization of property and equipment	7,138	1,801	42	5	111	9,097
Amortization of intangible assets	11	2	7	138	—	158
Total operating expenses	7,333	2,010	3,364	3,800	2,457	18,964
Income (loss) from operations	$2,583	$1,149	$1,700	$(1,035)	$(2,457)	$1,940

(1) Intersegment revenues of the Services segment represent service fees earned from the Phase I and Phase II Deployments.
(2) Included in direct operating of the Services segment is $250 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$18	$4	$—	$22
Selling, general and administrative	—	—	15	17	700	732
Research and development	—	—	37	—	—	37
Total stock-based compensation	$—	$—	$70	$21	$700	$791

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

The Company reports its financial results in four primary segments as follows: (1) Phase I Deployment, (2) Phase II Deployment, (3) Services and (4) Content & Entertainment.  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's Systems installed in North American movie theatres.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment is a market leader in the three pillars of digital entertainment distribution - aggregation and distribution, theatrical releasing and branded and curated over-the-top entertainment channels and applications.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
Holdings
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated losses from continuing operations before benefit from income taxes of $7.0 million and $4.9 million during the three months ended June 30, 2013 and 2012, respectively, and we have an accumulated deficit of $249.5 million as of June 30, 2013. We also have significant contractual obligations related to our non-recourse debt for the remainder of the fiscal year ending March 31, 2014 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at June 30, 2013, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least June 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

On June 26, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merriman Capital, Inc. and National Securities Corporation (together, the “Underwriters”) pursuant to which the Underwriters agreed to act as underwriters of 3,780,718 shares of the Company’s Class A common stock at a purchase price equal to $1.2834 per share, representing a per security discount equal to 7.0% of the public offering price per security of $1.38 (the “Offering”). In July 2013, the Underwriters’ exercised an option in full to buy up to an additional 567,108 shares from the Company under the above referenced terms (the "Over-Allotment"). The Company also agreed to bear the expenses of the Offering. The Over-Allotment shares were sold and issued on July 10, 2013. Total proceeds from the issuance of the Company's Class A common stock, including the Over-Allotment, amounted to approximately $5,531, net of underwriting discount, during July 2013.

Results of Continuing Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$8,919	$9,916	$(997)	(10)%
Phase II Deployment	2,954	3,159	(205)	(6)%
Services	4,478	5,064	(586)	(12)%
Content & Entertainment	3,274	2,765	509	18%
	$19,625	$20,904	$(1,279)	(6)%
Revenues decreased $1.3 million or 6% during the three months ended June 30, 2013 with the strong organic growth in revenues in Content and Entertainment of $0.5 million more than offset by decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $1.2 million for the three months ended June 30, 2013 as a result of (i) fewer releases by studios in the current fiscal quarter as compared to the prior year fiscal quarter as one wide release and three limited release titles were delayed to later in our current fiscal year due to the crowded release calendar this quarter and (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns. Phase 2 DC's financed Systems installed and ready for content were 2,498 at June 30, 2013, increasing from 2,079 at June 30, 2012.
In the Services segment, a $0.6 million, or 12%, decrease in revenues was primarily due to (i) lower results in Software license fees reflecting the delay by the customer of several international exhibitor installations to later this fiscal year; (ii) an elongated go-live testing and conversion by a studio customer delaying revenue recognition into the fiscal second or third quarter; and (iii) recently closed new sales expected to go-live in the fiscal second and third quarters. Digital cinema services revenues grew modestly year on year reflecting our expanding international servicing business and predictable and solid servicing revenues from our domestic deployment. During the three months ended June 30, 2013, 552 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,530 installed Phase 2 Systems were generating service fees at June 30, 2013 as compared to 6,253 Phase 2 Systems at June 30, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during remainder of the fiscal year ending March 31, 2014 from our over 500 international screen backlog; (ii) recognize additional revenues from delayed implementations for existing software customers; and (iii) achieve continued growth in software and cinema services from our sales pipeline.

The CEG business expanded significantly by 18%, quarter over quarter, in our seasonally slowest fiscal first quarter to revenues of $3.3 million. This was due to strong organic growth in distribution fees earned from (i) recent acquisitions of distribution rights of home entertainment titles; (ii) expanded monetization of our library of over 20,000 movies and television episodes; and (iii) revenues from theatrical releases that have reached the home entertainment window. We expect this trend to continue as CEG is continuing to expand its physical and digital content distribution rights due to its position as the largest aggregator of digital content. CEG expanded its total home entertainment distribution library by 676 titles during the first quarter. CEG is further leveraging its position to acquire the North American distribution rights in all media for independent movies as well as to launch several narrowcast entertainment networks through over-the-top video channels to all home and mobile platforms. During the three months ended June 30, 2013, CEG released five movies theatrically, acquired the distribution rights to three independent movies and has ten movies in its upcoming release slate. CEG expects to release seven of these movies during the during the remainder of the current fiscal year, including the highly acclaimed feature Short Term 12 on August 23rd. CEG expects the slate of its releases to date to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$155	$115	$40	35%
Phase II Deployment	142	166	(24)	(14)%
Services	809	1,116	(307)	(28)%
Content & Entertainment	3,385	1,038	2,347	226%
	$4,491	$2,435	$2,056	84%

Direct operating expenses increased by 84% primarily due to significant growth in upfront theatrical releasing, marketing and acquisitions costs as CEG released five movies in this quarter versus a single small release in fiscal 2013. These five releases total over $2.6 million of upfront releasing costs which CEG expects to fully recoup from revenues earned in home entertainment distribution during its first three-year ultimate cycle. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to (i) expense reductions in digital cinema services as the domestic installation period ended and (ii) reduced contractor expense in Software, partially offset by increased amortization of capitalized software cost.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$63	$17	$46	271%
Phase II Deployment	87	25	62	248%
Services	1,136	890	246	28%
Content & Entertainment	2,755	1,695	1,060	63%
Corporate	3,082	3,266	(184)	(6)%
	$7,123	$5,893	$1,230	21%
Selling, general and administrative expenses increased $1.2 million or 21%. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding international digital cinema servicing efforts as well as additional management, sales resources, software development and quality assurance staff to support the recent and expected software customer additions. The Content & Entertainment segment increased 63% primarily as a result of the full period inclusion of our theatrical releasing and marketing teams which we added in the summer and fall of 2012. We have maintained selling, general and administrative expenses at CEG relatively consistent with the previous two quarters. The decrease within Corporate reflects ongoing prudent expense management.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our expanding software sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses included in corporate expenses for the three months ended June 30, 2012 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$7,137	$7,138	$(1)	—%
Phase II Deployment	1,881	1,801	80	4%
Services	102	42	60	143%
Content & Entertainment	3	5	(2)	(40)%
Corporate	152	111	41	37%
	$9,275	$9,097	$178	2%
Depreciation and amortization expense increased $0.2 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended June 30, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion and our upgraded corporate information technology infrastructure.

Amortization of intangible assets

Amortization of intangible assets remained relatively flat increasing to $0.4 million from $0.2 million for the three months ended June 30, 2013, principally due to the timing of the April 2012 acquisition of New Video Group, Inc. ("New Video").

Interest expense

	For the Three Months Ended June 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$4,160	$2,312	$1,848	80%
Phase II Deployment	519	615	(96)	(16)%
Corporate	255	4,550	(4,295)	(94)%
	$4,934	$7,477	$(2,543)	(34)%
Interest expense decreased $2.5 million or 34%. The 80% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced and expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans will be at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a Payment In Kind ("PIK") rate of 2.5%. Interest on the recourse note was 8% PIK Interest and 7% per annum paid in cash.
Non-cash interest expense was approximately $0.5 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively. PIK interest was $0.5 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, associated with the 2013 Prospect Loan and prior recourse note within Corporate for the prior period. The remaining amount for the three months ended June 30, 2012 represents the accretion of $0.6 million on the note payable discount associated with the recourse note in Corporate.

Change in fair value of interest rate swaps
The change in fair value of the interest rate swaps were gains of $0.8 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.
Benefit from income taxes

A net benefit from income taxes of $5.0 million was recorded primarily from the acquisition of New Video ("New Video Acquisition") during the three months ended June 30, 2012. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2012. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation, merger and acquisition costs, and certain other items.

The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $9.0 million for the three months ended June 30, 2013 in comparison to $13.5 million for the three months ended June 30, 2012. This decline was due to the $1.2 million reduction in VPF revenues and related EBITDA earned in the period as a result of (i) fewer releases by studios in the current fiscal quarter as compared to the prior year fiscal quarter as one wide release and three limited release titles were delayed to later in our current fiscal year due to the crowded release calendar this quarter, (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns in the quarter and (iii) the additional factors described below. Adjusted EBITDA from non-deployment businesses was a loss of $2.4 million during the three months ended June 30, 2013, declining from $0.8 million for the three months ended June 30, 2012. This decline was primarily driven by two factors: (i) $2.6 million of upfront theatrical releasing, marketing and acquisition costs recognized in the quarter (“J-curve” costs) as well as the additional theatrical releasing selling, general and administrative expenses supporting these releases; and (ii) timing delays to later this fiscal year in our software unit of installations and revenue recognition from several existing international exhibitors and domestic movie studio customers.

Phase 1 DC and Phase 2 DC revenues are expected to decline modestly this year due to a contracted VPF rate reduction in Phase 2 DC. Other than limited Phase 2 DC contractual rate reductions, revenues going forward should be stable as the domestic deployment period ended at January 31, 2013 and any remaining international installations will be through an Exhibitor-Buyer structure or other servicing partnerships which should contribute to continued growth in digital cinema servicing. Based on the expected growth in and recently signed software contracts and the expansion in CEG driven by the growth in our library of distribution rights, the recognition of revenues from recently released theatrical movies and our expanding future independent movie release slate, the Company expects Adjusted EBITDA performance to return to positive results and to continue to improve during the fiscal year ended March 31, 2014 relative to current year results. The Company intends to continue investing in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(6,988)	$(4,868)
Add Back:
Amortization of capitalized software costs	314	250
Depreciation and amortization of property and equipment	9,275	9,097
Amortization of intangible assets	425	158
Interest income	(15)	(19)
Interest expense	4,934	7,477
Income on investment in non-consolidated entity	1,252	(31)
Other income, net	(133)	(198)
Change in fair value of interest rate derivatives	(829)	(421)
Stock-based compensation	737	791
Non-recurring transaction expenses	—	1,267
Adjusted EBITDA	$8,972	$13,503

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(9,018)	(8,939)
Amortization of intangible assets	(13)	(13)
Income from operations	(2,338)	(4,644)
Intersegment services fees earned	6	918
Adjusted EBITDA from non-deployment businesses	$(2,391)	$825

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended June 30, 2013 and 2012, the Company has not made any revisions to estimated useful lives.

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

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K.
Information related to the goodwill allocated to the Company is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739
As of June 30, 2013	$—	$—	$4,197	$8,542	$—	$12,739

As of June 30, 2013, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three months ended June 30, 2013 and 2012, no impairment charge for finite-lived intangible assets was recorded.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2012 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 130,000 screens worldwide, of which approximately 36,000 of the domestic screens were equipped with digital cinema technology, and 12,254 of those screens contained our Systems and software. The Company's North American digital deployment period ended at January 31, 2013 other than for a modest special program for drive-in theatres. We have deployed 3,724 screens in our Phase I Deployment, and through June 30, 2013 have deployed 8,530

Phase 2 DC Systems. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2013, the outstanding principal balance of the KBC Facilities was $44.3 million.

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

As of June 30, 2013, we had negative working capital, defined as current assets less current liabilities, of $23.2 million and cash and cash equivalents and restricted cash totaling $20.4 million.

Operating activities provided net cash of $9.7 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase is primarily the result of an increase in the change in accounts payable and accrued expenses of $10.1 million, period over period.While the Company expects to recover initial investments in movie acquisition in the next fiscal year, cash flows from VPFs are expected to remain consistent with the current fiscal year. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs slightly from our deployment business as we will continue to build receivables, the amount of which will depend upon the success of the theatrical releases, through the end of this fiscal year which the Company expects to collect upon during the first quarter of the next fiscal year. Generally, the Company makes advances towards theatrical releases and expects to recover the initial expenditures within six to twelve months. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters. The changes in the Company's trade accounts payable is also a significant factor, but the Company does not anticipate major changes in payables activity. The Company also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate swap arrangements. We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $0.9 million and provided $3.6 million for the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily attributed to activity from the three months ended June 30, 2012 where the sale of previously restricted available for sale investments, more than offset cash paid for the purchase of New Video, net of cash acquired.  We expect cash used in investing activities to decline significantly as the Phase II Deployment is complete. The Company does not fund Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $8.6 million and $3.9 million for the three months ended June 30, 2013 and 2012 respectively.  Normal principal reduction of during the three months ended March 31, 2013 was more than offset by the combination of the sale of common stock in April 2012 and normal principal reduction during the three months ended June 30, 2012.  Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of June 30, 2013:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Long-term non-recourse debt (1)	$245,416	$34,466	$66,716	$56,062	$88,172
Capital lease obligations (2)	4,488	138	360	658	3,332
Debt-related obligations, principal	$249,904	$34,604	$67,076	$56,720	$91,504

Interest on non-recourse debt	$82,606	$13,492	$23,750	$19,868	$25,496
Interest on capital leases (2)	4,964	784	1,483	1,325	1,372
Total interest	$87,570	$14,276	$25,233	$21,193	$26,868
Total debt-related obligations	$337,474	$48,880	$92,309	$77,913	$118,372

Total non-recourse debt including interest	$328,022	$47,958	$90,466	$75,930	$113,668
Operating lease obligations (3)	$2,859	$1,207	$1,045	$607	$—

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of June 30, 2013. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

On June 26, 2013, the Company entered into an Underwriting Agreement with the Underwriters pursuant to which the Underwriters agreed to act as underwriters of the Company’s Offering. In July 2013, the Underwriters’ exercised in full an option to buy up to an additional 567,108 shares from the Company under the above referenced terms. The Company also agreed to bear the expenses of the Offering. The Over-Allotment shares were issued and sold on July 10, 2013. Total proceeds from the issuance of the Company's Class A common stock amounted to approximately $5.5 million, net of underwriting discount, during July 2013.

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

CINEDIGM DIGITAL CINEMA CORP.

Date:	August 13, 2013	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 13, 2013	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	August 13, 2013	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	‑‑	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*