Form 10-Q
period 2013-09-30
Cinedigm Corp.
filed 2013-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
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

As of November 11, 2013, 64,329,614 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$12,389	$13,448
Accounts receivable, net	36,322	31,695
Deferred costs, current portion	1,309	1,238
Unbilled revenue, current portion	4,894	9,989
Prepaid and other current assets	7,784	6,101
Note receivable, current portion	324	331
Total current assets	63,022	62,802

Restricted cash	6,751	6,751
Security deposits	218	218
Property and equipment, net	152,563	170,511
Intangible assets, net	12,006	12,848
Capitalized software costs, net	7,509	7,083
Goodwill	12,739	12,739
Deferred costs, net of current portion	7,131	7,396
Unbilled revenue, net of current portion	460	543
Accounts receivable, long-term	1,505	1,225
Note receivable, net of current portion	123	130
Investment in non-consolidated entity, net	—	1,812
Total assets	$264,027	$284,058

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	September 30, 2013	March 31, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$49,387	$40,320
Current portion of notes payable, non-recourse	33,992	34,447
Current portion of capital leases	151	132
Current portion of deferred revenue	3,699	3,900
Current portion of contingent consideration for business combination	—	1,500
Total current liabilities	87,229	80,299

Notes payable, non-recourse, net of current portion	183,342	203,462
Capital leases, net of current portion	4,385	4,386
Interest rate derivatives	—	544
Deferred revenue, net of current portion	10,196	10,931
Contingent consideration, net of current portion	1,846	1,750
Total liabilities	286,998	301,372
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively. Liquidation preference of $3,609	3,520	3,466
Class A common stock, $0.001 par value per share; 118,759,000 shares authorized; 53,077,216 and 48,448,137 shares issued and 53,025,776 and 48,396,697 shares outstanding at September 30, 2013 and March 31, 2013, respectively	53	48
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized and issued, 0 shares outstanding at September 30, 2013 and March 31, 2013	—	—
Additional paid-in capital	228,427	221,810
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(254,799)	(242,466)
Total stockholders’ deficit	(22,971)	(17,314)
Total liabilities and stockholders’ deficit	$264,027	$284,058

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012 (As Adjusted - See Note 1)
Revenues	$20,367	$22,609	$39,992	$43,513
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	5,470	2,928	9,961	5,363
Selling, general and administrative	5,072	6,306	12,195	12,199
Research and development	19	36	47	74
Provision for doubtful accounts	132	78	194	154
Restructuring and transition expenses	—	340	—	340
Merger and acquisition expenses	—	—	—	1,267
Depreciation and amortization of property and equipment	9,375	9,120	18,650	18,217
Amortization of intangible assets	417	223	842	381
Total operating expenses	20,485	19,031	41,889	37,995
(Loss) income from operations	(118)	3,578	(1,897)	5,518
Interest expense, net	(4,526)	(7,278)	(9,445)	(14,736)
(Loss) income on investment in non-consolidated entity	(560)	631	(1,812)	662
Other income, net	108	193	241	391
Change in fair value of interest rate derivatives	(71)	255	758	676
Loss from continuing operations before benefit from income taxes	(5,167)	(2,621)	(12,155)	(7,489)
Benefit from income taxes	—	—	—	5,019
Loss from continuing operations	(5,167)	(2,621)	(12,155)	(2,470)
Income (loss) from discontinued operations	—	10	—	(274)
Net loss	(5,167)	(2,611)	(12,155)	(2,744)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(5,256)	$(2,700)	$(12,333)	$(2,922)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.10)	$(0.06)	$(0.24)	$(0.06)
Loss from discontinued operations	—	—	—	(0.01)
	$(0.10)	$(0.06)	$(0.24)	$(0.07)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	52,920,060	48,299,715	50,651,007	46,718,464

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended September 30,
	2013	2012 (As Adjusted - See Note 1)
Cash flows from operating activities
Net loss	$(12,155)	$(2,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	19,492	18,598
Amortization of capitalized software costs	736	527
Amortization of debt issuance costs	566	1,121
Provision for doubtful accounts	194	154
Stock-based compensation	1,277	1,319
Change in fair value of contingent consideration for business combination	(1,500)	—
Change in fair value of interest rate derivatives	(758)	(676)
Accretion and PIK interest expense added to note payable	1,076	4,950
Loss (income) on investment in non-consolidated entity	1,812	(662)
Benefit from deferred income taxes	—	(5,019)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,101)	(635)
Unbilled revenue	5,178	(138)
Prepaid expenses and other current assets	(1,719)	(4,089)
Other assets	(358)	(103)
Accounts payable and accrued expenses	9,119	2,760
Deferred revenue	(936)	39
Other liabilities	37	(174)
Net cash provided by operating activities	16,960	15,228
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	—	(3,127)
Purchases of property and equipment	(618)	(3,793)
Purchases of intangible assets	—	(22)
Additions to capitalized software costs	(1,162)	(1,366)
Sales/maturities of restricted available-for-sale investments	—	9,477
Net cash (used in) provided by investing activities	(1,780)	1,169
Cash flows from financing activities:
Repayment of notes payable	(21,519)	(27,242)
Proceeds from notes payable	—	3,469
Principal payments on capital leases	(66)	(86)
Proceeds from issuance of Class A common stock	5,520	11,002
Costs associated with issuance of Class A common stock	(174)	(1,113)
Net cash used in financing activities	(16,239)	(13,970)
Net change in cash and cash equivalents	(1,059)	2,427
Cash and cash equivalents at beginning of period	13,448	16,614
Cash and cash equivalents at end of period	$12,389	$19,041

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
($ in thousands, except for share and per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

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

Purchase of New Video Group

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. ("New Video"). Upon concluding the purchase price allocation for the purchase of New Video ("New Video Acquisition") in the fourth quarter of the fiscal year ended March 31, 2013, a measurement period adjustment was made to establish a deferred tax liability with a corresponding increase in goodwill at the acquisition date. As a result of this adjustment and the assessment of its consolidated tax filing status, the Company determined it was appropriate to release a portion of its deferred tax valuation allowance established prior to the New Video Acquisition. The release of the deferred tax valuation allowance was recorded outside of acquisition accounting in accordance with the accounting guidance. Accordingly, the previously reported condensed consolidated statement of operations for the six months ended September 30, 2012 has been revised as follows:

	As Previously Reported	As Adjusted	Change
Condensed consolidated statement of operations
Loss from continuing operations before benefit from income taxes	$(7,489)	$(7,489)	$—
Benefit from income taxes	—	5,019	5,019
Loss from continuing operations	(7,489)	(2,470)	5,019
Net loss	(7,763)	(2,744)	5,019
Net loss attributable to common stockholders	(7,941)	(2,922)	5,019

Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.16)	$(0.06)	$0.10
Loss from discontinued operations	(0.01)	(0.01)	—
	$(0.17)	$(0.07)	$0.10

Subsequent Events
Gaiam Acquisition
On October 17, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CEH"), a newly-formed, wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) for the purchase by CEH of Gaiam's division that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “Gaiam Acquisition”). The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 payable in cash and 666,978 shares of Class A Common Stock valued at $1,000, subject to certain transfer restrictions, in each case upon the closing of the Gaiam Acquisition, and (ii) $3,000 payable in cash on a deferred basis. The Gaiam Acquisition was consummated on October 21, 2013. Gaiam will become part of the Company's Content & Entertainment segment.
Credit Facility
On October 17, 2013, the Company entered into a credit agreement (the “CEH Credit Agreement”) with Société Générale, New York Branch, as administrative agent and collateral agent for the lenders party thereto and certain other secured parties (the “Collateral Agent”). Under the CEH Credit Agreement and subject to the terms and conditions thereof, the Company may borrow an aggregate principal amount of $55,000, including term loans of $25,000 (the “CEH Term Loans”) and revolving loans of $30,000 (the “CEH Revolving Loans”). All of the CEH Term Loans and $15,000 of the CEH Revolving Loans were drawn at closing in connection with funding the Gaiam Acquisition upon the Company’s contribution of such funds to CEH. Each of the CEH Term Loans and the CEH Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. All collections and revenues of CEH will be deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the CEH Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, a portion of such funds will be applied to prepay the CEH Term Loans. The CEH Term Loans and CEH Revolving Loans mature and must be paid in full by October 21, 2016. In addition, the Company may prepay the CEH Term Loans and CEH Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.
Shelf Offering
On October 17, 2013, the Company conducted an underwritten public offering resulting in the sale by the Company of an aggregate of 9,089,990 shares of Class A Common Stock on October 21, 2013 and October 23, 2013 with net proceeds to the Company of approximately $12,049.
Securities Purchase Agreements
On October 17, 2013 and October 21, 2013, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain investors party thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors notes in the aggregate principal amount of $5,000 (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”). The sales were consummated on October 21, 2013. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including to finance, in part, the Gaiam Acquisition.
The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes entitle the Company to redeem the 2013 Notes any time on or after October 21, 2015, subject to certain premiums.
The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. The Company has agreed to register the resale of the shares exercisable under the 2013 Warrants.
Stock Purchase Agreement
On October 17, 2013, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with an investor party thereto (the “Common Stock Investor”) pursuant to which the Company agreed to sell to the Common Stock Investor 1,398,601 shares (the “2013 Shares”) of Class A Common Stock, for an aggregate purchase price in cash of $2,000, priced at $1.43 per share. The sale was consummated on October 21, 2013. The proceeds of the sale of the 2013 Shares will be used for working capital and general corporate purposes, including to finance, in part, the Gaiam Acquisition. In addition, the Company has agreed to register the resale of the 2013 Shares with the Securities and Exchange Commission ("SEC").

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $254,799 as of September 30, 2013. The Company also has significant contractual obligations related to its non-recourse debt for the fiscal year ending March 31, 2014 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at September 30, 2013, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least September 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), USM (sold in September 2011), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Cinedigm Content and Entertainment Group and New Video are together referred to as CEG. AccessDM and Satellite are together referred to as DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012). All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the SEC. They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 20, 2013 (the “Form 10-K”).

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

RECLASSIFICATION

Certain reclassifications, principally for income taxes, have been made to the fiscal period ended September 30, 2012 consolidated financial statements to conform to the current fiscal period ended September 30, 2013 presentation.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $844 and $699 as of September 30, 2013 and March 31, 2013, respectively.

Accounts receivable, long-term result from up-front activation fees earned from the Company's Systems deployments with extended payment terms that are discounted to their present value at prevailing market rates.

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 5), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of September 30, 2013	As of March 31, 2013
Reserve account related to the 2013 Term Loans (See Note 5)	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 5)	1,000	1,000
	$6,751	$6,751

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Contingent consideration	—	—	(1,846)	(1,846)
	$6,751	$—	$(1,846)	$4,905

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,004	$—	$—	$1,004
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	(544)	—	(544)
Contingent consideration	—	—	(3,250)	(3,250)
	$7,755	$(544)	$(3,250)	$3,961

Contingent consideration is a liability to the sellers of New Video based upon its business unit financial performance target in each of the fiscal years ending March 31, 2014 and 2015. The estimates of the fair value of the contingent consideration arrangement was estimated by using the current forecast of New Video adjusted EBITDA, as defined by the New Video stock purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following change in contingent consideration liabilities during the six months ended September 30, 2013 were as follows:

Balance at March 31, 2013	$3,250
Change in fair value	(1,500)
Accretion of contingent liability	96
Balance at September 30, 2013	$1,846

Key assumptions include a discount rate of 7% and that New Video will achieve 100% of its business unit financial performance target in each of the two fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount. During the three months ended September 30, 2013, the Company determined that the business unit would not meet the target for the fiscal year ending March 31, 2014 as defined in the New Video stock purchase agreement. Accordingly, the fair value of the liability was reduced by $1,500 and is a reduction of selling, general and administrative expenses within the condensed consolidated statements of operations for the three and six months ended September 30, 2013. As of September 30, 2013, the remaining amount of contingent consideration arrangement, the range of outcomes and the assumptions used to develop the estimate had not changed for the fiscal year ending March 31, 2015.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three and six months ended September 30, 2013 and 2012, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

Information related to the goodwill allocated to the Company's reportable segments is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739
As of September 30, 2013	$—	$—	$4,197	$8,542	$—	$12,739

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs for software to be sold, licensed or otherwise marketed that are incurred subsequent to establishing technological feasibility, when it is determined that the software can be produced to meet its design specifications, are capitalized until the product is available for general release. Amounts capitalized as software development costs are amortized using the greater of recognized revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, generally 5 years, except for deployment software which is for 10 years. The Company reviews capitalized software costs to determine if any impairment exists on a periodic basis. Amortization of capitalized software development costs, included in direct operating costs, for the three months ended September 30, 2013 and 2012 amounted to $422 and $396, respectively. Amortization of capitalized software development costs, included in direct operating costs, for the six months ended September 30, 2013 and 2012 amounted to $736 and $527, respectively.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-ray). The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services.

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

Movie Cost Amortization

Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 3 years of a movie’s initial theatrical release date.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease in the percentage of amortization of capitalized movie and other costs and accrued participation and residual costs relative to a previous period. Depending on the performance of a title, significant changes to the future Ultimate Revenue may occur, which could result in significant changes to the amortization of the capitalized acquisition costs.

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, royalty expenses, advertising, insurance and other related expenses, direct personnel costs, subcontractors and amortization of capitalized software development costs.

STOCK-BASED COMPENSATION

During the three months ended September 30, 2013 and 2012, the Company recorded employee stock-based compensation of $540 and $528, respectively. During the six months ended September 30, 2013 and 2012, the Company recorded employee and director stock-based compensation of $1,277 and $1,319, respectively.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2013 and 2012 was $0.84 and $0.79, respectively. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2013 and 2012 was $0.84 and $0.92, respectively. There were no options exercised during the three months ended September 30, 2013. There were 42,640 stock options exercised during the six months ended September 30, 2013. During the three and six months ended September 30, 2012, there were no exercises of stock options.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2013	2012	2013	2012
Range of risk-free interest rates	1.4 - 1.6%	0.6 - 0.7%	0.7 - 1.6%	0.9 - 2.1%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	72.7 - 73.1%	75.2 - 75.6%	72.7- 74.0%	76.7 - 78.1%

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

Employee and director stock-based compensation expense related to the Company’s stock-based awards was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Direct operating	$16	$26	$34	$48
Selling, general and administrative	505	466	1,202	1,198
Research and development	19	36	41	73
	$540	$528	$1,277	$1,319

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

The sum of net loss from continuing operations per fully diluted share for the three months ended September 30, 2013 and three months ended June 30, 2013 does not equal the six months ended September 30, 2013 amount due to rounding. Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and six months ended September 30, 2013 and 2012 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 22,009,140 shares and 20,827,897 shares as of September 30, 2013 and 2012, respectively, were excluded from the computation as it would be anti-dilutive.

3.	DISCONTINUED OPERATIONS

During the three and six months ended September 30, 2013, there were no discontinued operations. For the three and six months ended September 30, 2012, the loss from discontinued operations is comprised of DMS. There is no tax provision or benefit related to any of the discontinued operations. The loss from discontinued operations was as follows:

	For the Three Months Ended September 30, 2012	For the Six Months Ended September 30, 2012
Revenues	$—	$67
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	—	178
Selling, general and administrative	(10)	107
Provision for doubtful accounts	—	36
Total operating expenses	(10)	321
Income (loss) from operations	10	(254)
Other expense, net	—	(20)
Income (loss) from discontinued operations	$10	$(274)

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

The Company's maximum exposure to loss as it relates to Holdings as of September 30, 2013 and March 31, 2013 includes:

•	The Company's investment in the equity of Holdings;

•
As a result of operating losses for the six months ended September 30, 2013, the investment in the equity of Holdings is $0 as of September 30, 2013. As of March 31, 2013, the investment in the equity of Holdings was $1,812; and

•
Accounts receivable due from Holdings for service fees under its master service agreement of $268 and $396, respectively, included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended September 30, 2013 and 2012, the Company received $275 and $470 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations. During the six months ended September 30, 2013 and 2012, such amounts were $537 and $894, respectively. Digital cinema servicing fees earned from Holdings during the three and six months ended September 30, 2012 included one-time installation management fees of $461 and $920, respectively.

The change in the carrying amount of our investment in Holdings for the six months ended September 30, 2013 is as follows:

Balance at March 31, 2013	$1,812
Equity in loss of Holdings	(1,812)
Balance at September 30, 2013	$—

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of September 30, 2013		As of March 31, 2013
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$26,062	$81,982	$26,250	$96,207
2013 Prospect Loan Agreement	—	69,315	—	70,151
KBC Facilities	7,768	31,232	8,059	36,205
P2 Vendor Note	95	517	74	569
P2 Exhibitor Notes	67	296	64	330
Total non-recourse notes payable	$33,992	$183,342	$34,447	$203,462

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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $5,104 and $6,787 as of September 30, 2013 and March 31, 2013, respectively.  The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,751 as of September 30, 2013 and March 31, 2013.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

	As of September 30, 2013	As of March 31, 2013
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(16,746)	(2,275)
Discount on 2013 Term Loans	(297)	(355)
2013 Term Loans, net	108,044	122,457
Less current portion	(26,062)	(26,250)
Total long term portion	$81,982	$96,207

On February 28, 2013, DC Holdings LLC, AccessDM and Phase 2 DC entered into a term loan agreement (the “2013 Prospect Loan Agreement”) with Prospect Capital Corporation (“Prospect”), as administrative agent (the “Prospect Administrative Agent”) and collateral agent (the “Prospect Collateral Agent”) for the lenders party thereto, and the other lenders party thereto pursuant to which DC Holdings LLC borrowed $70,000 (the “2013 Prospect Loan”). The 2013 Prospect Loan, as subsequently amended, will bear interest annually in cash at LIBOR plus 9.00% (with a 2.00% LIBOR floor) and at 2.50% to be accrued as an increase in the aggregate principal amount of the 2013 Prospect Loan until the 2013 Credit Agreement is paid off, at which time all interest will be payable in cash.

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at September 30, 2013 was as follows:

	As of September 30, 2013	As of March 31, 2013
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	1,038	151
Payments to date	(1,723)	—
2013 Prospect Loan Agreement, net	69,315	70,151
Less current portion	—	—
Total long term portion	$69,315	$70,151

CREDIT FACILITIES

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of September 30, 2013	As of March 31, 2013
1	$8,900	8.50%	December 2016	$—	$—
2	2,890	3.75%	December 2017	521	1,961
3	22,336	3.75%	September 2018	15,157	16,752
4	13,312	3.75%	September 2018	9,509	10,459
5	11,425	3.75%	March 2019	8,976	9,794
6	6,450	3.75%	December 2018	4,837	5,298
	$65,313			$39,000	$44,264
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR, plus the interest rate noted above.

At September 30, 2013, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

As of September 30, 2013 and March 31, 2013, the Company has 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

On June 26, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merriman Capital, Inc. and National Securities Corporation (together, the “Underwriters”) pursuant to which the Underwriters agreed to act as underwriters of 3,780,718 shares of the Company’s Class A common stock at a purchase price equal to $1.2834 per share, representing a per security discount equal to 7.0% of the public offering price per security of $1.38 (the “Offering”). In July 2013, the Underwriters’ exercised an option in full to buy up to an additional 567,108 shares from the Company under the above referenced terms (the "Over-Allotment"). The Company also agreed to bear the expenses of the Offering. The Over-Allotment shares were issued and sold on July 10, 2013. Total proceeds from the issuance of the Company's Class A common stock, including the Over-Allotment, amounted to approximately $5,520, net of underwriting discount, during July 2013.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at September 30, 2013 and March 31, 2013 were $89 on each date. In October 2013, the Company paid its preferred stock dividends accrued at September 30, 2013 in the form of 62,802 shares of its Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

During the six months ended September 30, 2013, the Company granted stock options to purchase 1,660,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $1.53 per share, which will vest equally over a four year period.  As of September 30, 2013, the weighted average exercise price for outstanding stock options was $1.90 and the weighted average remaining contractual life was 7.49 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2013	4,053,000	$2.16
Granted	1,660,000	1.40
Exercised	(42,640)	1.63
Canceled	(186,220)	2.33
Balance at September 30, 2013	5,484,140	1.90

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the six months ended September 30, 2013 and 2012, the Company did not grant any restricted stock or restricted stock units. There are currently no restricted stock units outstanding.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2013	16,108	$1.40
Vested	(15,140)	1.40
Canceled	(968)	1.40
Balance at September 30, 2013	—	—

WARRANTS

At September 30, 2013, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants") and 525,000 held by a strategic management service provider.

The Sageview Warrants were exercisable beginning on September 30, 2009, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).

The strategic management service provider warrants were issued in connection with a consulting management services agreement entered into with the Company. These warrants for the purchase of 525,000 shares of Class A common stock vested over 18 months commencing in July 2011 and expire on July 1, 2021.

7.	COMMITMENTS AND CONTINGENCIES

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the Six Months Ended September 30,
	2013	2012
Cash interest paid	$9,077	$10,408
Assets acquired under capital leases	$84	$—
Accretion of preferred stock discount	$54	$55
Accrued dividends on preferred stock	$178	$178
Issuance of Class A Common Stock in connection with New Video Acquisition	$—	$3,687
Issuance of common stock for payment of preferred stock dividends	$89	$—

9.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,697 Systems installed in the second digital cinema deployment, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of September 30, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$321	$3	$34	$11,648	$—	$12,006
Total goodwill	$—	$—	$4,197	$8,542	$—	$12,739
Total assets	$122,808	$72,703	$21,295	$41,425	$5,796	$264,027

Notes payable, non-recourse	$177,359	$39,975	$—	$—	$—	$217,334
Capital leases	—	—	—	81	4,455	4,536
Total debt	$177,359	$39,975	$—	$81	$4,455	$221,870

	As of March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$344	$6	$49	$12,449	$—	$12,848
Total goodwill	$—	$—	$4,197	$8,542	$—	$12,739
Total assets	$137,880	$79,139	$21,864	$39,158	$6,017	$284,058

Notes payable, non-recourse	$192,609	$45,300	$—	$—	$—	$237,909
Capital leases	—	—	—	—	4,518	4,518
Total debt	$192,609	$45,300	$—	$—	$4,518	$242,427

	Statements of Operations
	For the Three Months Ended September 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,374	$3,161	$4,114	$3,718		$20,367
Intersegment revenues (1)	—	—	71	21	—	92
Total segment revenues	9,374	3,161	4,185	3,739	—	20,459
Less: Intersegment revenues	—	—	(71)	(21)	—	(92)
Total consolidated revenues	$9,374	$3,161	$4,114	$3,718	$—	$20,367
Direct operating (exclusive of depreciation and amortization shown below) (2)	202	141	788	4,339	—	5,470
Selling, general and administrative	96	40	1,177	2,772	987	5,072
Plus: Allocation of Corporate overhead	—	—	1,008	692	(1,700)	—
Research and development	—	—	19	—	—	19
Provision for doubtful accounts	102	16	14	—	—	132
Depreciation and amortization of property and equipment	7,138	1,880	199	7	151	9,375
Amortization of intangible assets	12	1	8	395	1	417
Total operating expenses	7,550	2,078	3,213	8,205	(561)	20,485
Income (loss) from operations	$1,824	$1,083	$901	$(4,487)	$561	$(118)

(1) Intersegment revenues principally represent personnel expenses.
(2) Included in direct operating of the Services segment is $422 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$15	$1	$—	$16
Selling, general and administrative	—	—	19	19	467	505
Research and development	—	—	19	—	—	19
Total stock-based compensation	$—	$—	$53	$20	$467	$540

	Statements of Operations
	For the Three Months Ended September 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$10,087	$3,164	$5,755	$3,603	$—	$22,609
Intersegment revenues (1)	—	—	247	11	—	258
Total segment revenues	10,087	3,164	6,002	3,614	—	22,867
Less: Intersegment revenues	—	—	(247)	(11)	—	(258)
Total consolidated revenues	$10,087	$3,164	$5,755	$3,603	$—	$22,609
Direct operating (exclusive of depreciation and amortization shown below) (2)	94	158	1,280	1,396	—	2,928
Selling, general and administrative	56	26	906	2,192	3,126	6,306
Plus: Allocation of Corporate overhead	—	—	1,221	900	(2,121)	—
Research and development	—	—	36	—	—	36
Provision for doubtful accounts	53	15	10	—	—	78
Restructuring expenses	—		—	340	—	340
Depreciation and amortization of property and equipment	7,137	1,828	35	5	115	9,120
Amortization of intangible assets	12	1	6	203	1	223
Total operating expenses	7,352	2,028	3,494	5,036	1,121	19,031
Income (loss) from operations	$2,735	$1,136	$2,261	$(1,433)	$(1,121)	$3,578

(1) Intersegment revenues principally represent personnel expenses.
(2) Included in direct operating of the Services segment is $396 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$19	$7	$—	$26
Selling, general and administrative	—	—	17	21	428	466
Research and development	—	—	36	—	—	36
Total stock-based compensation	$—	$—	$72	$28	$428	$528

	Statements of Operations
	For the Six Months Ended September 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$18,293	$6,115	$8,592	$6,992	$—	$39,992
Intersegment revenues (1)	—	—	141	32	—	173
Total segment revenues	18,293	6,115	8,733	7,024	—	40,165
Less: Intersegment revenues	—	—	(141)	(32)	—	(173)
Total consolidated revenues	$18,293	$6,115	$8,592	$6,992	$—	$39,992
Direct operating (exclusive of depreciation and amortization shown below) (2)	357	283	1,597	7,724	—	9,961
Selling, general and administrative	159	127	2,313	5,527	4,069	12,195
Plus: Allocation of Corporate overhead	—	—	2,041	1,425	(3,466)	—
Research and development	—	—	47	—	—	47
Provision for doubtful accounts	145	30	19	—	—	194
Depreciation and amortization of property and equipment	14,275	3,761	301	10	303	18,650
Amortization of intangible assets	23	3	15	800	1	842
Total operating expenses	14,959	4,204	6,333	15,486	907	41,889
Income (loss) from operations	$3,334	$1,911	$2,259	$(8,494)	$(907)	$(1,897)

(1) Intersegment revenues principally represent personnel expenses.
(2) Included in direct operating of the Services segment is $736 for the amortization of capitalized software development costs.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$31	$3	$—	$34
Selling, general and administrative	—	—	40	42	1,120	1,202
Research and development	—	—	41	—	—	41
Total stock-based compensation	$—	$—	$112	$45	$1,120	$1,277

	Statements of Operations
	For the Six Months Ended September 30, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$20,003	$6,323	$10,819	$6,368	$—	$43,513
Intersegment revenues (1)	—	—	488	18	—	506
Total segment revenues	20,003	6,323	11,307	6,386	—	44,019
Less: Intersegment revenues	—	—	(488)	(18)	—	(506)
Total consolidated revenues	$20,003	$6,323	$10,819	$6,368	$—	$43,513
Direct operating (exclusive of depreciation and amortization shown below) (2)	209	324	2,396	2,434	—	5,363
Selling, general and administrative	73	51	1,796	3,887	6,392	12,199
Plus: Allocation of Corporate overhead	—	—	2,484	1,824	(4,308)	—
Research and development	—	—	74	—	—	74
Provision for doubtful accounts	105	31	18	—	—	154
Restructuring expenses	—	—	—	340		340
Merger and acquisition expenses	—		—	—	1,267	1,267
Depreciation and amortization of property and equipment	14,275	3,629	77	10	226	18,217
Amortization of intangible assets	23	3	13	341	1	381
Total operating expenses	14,685	4,038	6,858	8,836	3,578	37,995
Income (loss) from operations	$5,318	$2,285	$3,961	$(2,468)	$(3,578)	$5,518

(1) Intersegment revenues principally represent personnel expenses.
(2) Included in direct operating of the Services segment is $527 for the amortization of capitalized software development costs.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$37	$11	$—	$48
Selling, general and administrative	—	—	32	38	1,128	1,198
Research and development	—	—	73	—	—	73
Total stock-based compensation	$—	$—	$142	$49	$1,128	$1,319

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

OVERVIEW

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”).

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

Gaiam Acquisition
On October 17, 2013, the Company and CEH, a newly-formed, wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Gaiam for the purchase by CEH of Gaiam's division that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels. The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 payable in cash and 666,978 shares of Class A Common Stock valued at $1,000, subject to certain transfer restrictions, in each case upon the closing of the Gaiam Acquisition, and (ii) $3,000 payable in cash on a deferred basis. The Gaiam Acquisition was consummated on October 21, 2013. Gaiam will become part of the Company's Content & Entertainment segment.
When combined, the Company and Gaiam will have a market position as the aggregator and distributor of independent content and the fourth largest distributor of non-theatrical DVDs and Blu-Ray in the United States of America. Additionally, the combined company will have direct customer relationships with control of over 60,000 physical and digital titles and a library of over 32,000 titles and episodes of a wide range of content.
Credit Facility
On October 17, 2013, the Company entered into the CEH Credit Agreement with Société Générale, New York Branch, as administrative agent and Collateral Agent”. Under the CEH Credit Agreement and subject to the terms and conditions thereof, the Company may borrow an aggregate principal amount of $55,000, including Term Loans of $25,000 and Revolving Loans of $30,000. All of the CEH Term Loans and $15,000 of the CEH Revolving Loans were drawn at closing in connection with funding the Gaiam Acquisition upon the Company’s contribution of such funds to CEH. Each of the CEH Term Loans and the CEH Revolving Loans bear interest at Base Rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. All collections and revenues of CEH will be deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the CEH Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, a portion of such funds will be applied to prepay the CEH Term Loans. The CEH Term Loans and CEH Revolving Loans mature and must be paid in full by October 21, 2016. In addition, the Company may prepay the CEH Term Loans and CEH Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.
Shelf Offering
On October 17, 2013, the Company conducted an underwritten public offering resulting in the sale by the Company of an aggregate of 9,089,990 shares of Class A Common Stock on October 21, 2013 and October 23, 2013 with net proceeds to the Company of approximately $12,049.
Securities Purchase Agreements
On October 17, 2013 and October 21, 2013, the Company entered into Securities Purchase Agreements with certain Investors pursuant to which the Company agreed to sell to the Investors notes in the aggregate principal amount of $5,000 and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock. The sales were consummated on October 21, 2013. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including to finance, in part, the Gaiam Acquisition.
The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes entitle the Company to redeem the 2013 Notes any time on or after October 21, 2015, subject to certain premiums.
The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. The Company has agreed to register the resale of the shares exercisable under the 2013 Warrants.
Stock Purchase Agreement
On October 17, 2013, the Company entered into a Stock Purchase Agreement with a Common Stock Investor pursuant to which the Company agreed to sell to the Common Stock Investor 1,398,601 shares of Class A Common Stock, for an aggregate purchase price in cash of $2,000, priced at $1.43 per share. The sale was consummated on October 21, 2013. The proceeds of the sale of the Shares will be used for working capital and general corporate purposes, including to finance, in part, the Gaiam Acquisition. In addition, the Company has agreed to register the resale of the 2013 Shares with the SEC.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Software
CEG
CDFI
Holdings
Digital Cinema Services
Phase 2 B/AIX

We have incurred consolidated losses from continuing operations of $5,167 and $12,155 during the three and six months ended September 30, 2013 and we have an accumulated deficit of $254,799 as of September 30, 2013. We also have significant contractual obligations related to our non-recourse debt for the remainder of the fiscal year ending March 31, 2014 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at September 30, 2013, expected cash flows from operations and debt and equity offerings consummated in October 2013, we believe that we have the ability to meet our obligations through at least September 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended September 30, 2013 and 2012

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$9,374	$10,087	$(713)	(7)%
Phase II Deployment	3,161	3,164	(3)	—%
Services	4,114	5,755	(1,641)	(29)%
Content & Entertainment	3,718	3,603	115	3%
	$20,367	$22,609	$(2,242)	(10)%
Revenues decreased $2.2 million or 10% during the three months ended September 30, 2013. Phase 1 and Phase 2 Deployment revenues declined by $0.7 million for the three months ended September 30, 2013 as a result of (i) fewer releases by studios in the current fiscal quarter as compared to the prior year fiscal quarter as two release titles were delayed to our fiscal third and fourth quarters due to the crowded release calendar this quarter; and (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns. Phase 2 DC's financed Systems installed and ready for content were 2,497 at September 30, 2013, increasing from 2,359 at September 30, 2012.
In the Services segment, a $1.6 million, or 29%, decrease in revenues was primarily due to (i) the expected reduction in service revenues as the termination of the North American deployment program resulted in no activation fee revenue recognized during the current quarter as compared to $1.4 million of activation fees in the prior year quarter; (ii) lower results in Software license fees reflecting the successful in-process business model shift to a software-as-a-service ("SaaS") revenue model. We currently have in excess of 15 exhibitors in trial periods for our new software products as well as several studio customers negotiating a shift to SaaS arrangements; (iii) delays in deployments by several international exhibitors to later this fiscal year; and (iv) the continued go-live testing and conversion by a studio customer delaying revenue recognition into the fiscal third or fourth quarter. Digital cinema services revenues grew modestly year on year reflecting our expanding international servicing business and predictable and solid servicing revenues from our domestic deployment. During the three months ended September 30, 2013, 200 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,697 installed Phase 2 Systems were generating service fees at September 30, 2013 as compared to 7,128 Phase 2 Systems at September 30, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during remainder of the fiscal year ending March 31, 2014 from our over 150 international screen backlog; (ii) recognize additional revenues from delayed implementations for existing software customers; and (iii) achieve continued growth in software and cinema services from our sales pipeline.

The CEG business increased 3% during the seasonably slow second quarter with revenues of $3.7 million. CEG was negatively impacted by a number of timing issues that shifted revenues to the fiscal third and fourth quarters including: (i) several large digital licensing transactions delayed and several street dates for signed contracts moved into the fiscal third or fourth quarter by our digital customers; (ii) DVD shipments delayed into October by a large retailer; (iii) home entertainment released dates of CEG theatrical titles not occurring until mid-September therefore having minimal impact in our fiscal second quarter. Based on recently signed digital transactions and the strong retail placement of physical goods products we have secured going into the holiday season, we expect fiscal third quarter to show solid growth. In addition, significant CEG resources were dedicated to the completion of the Gaiam Acquisition and we expect the combined company to utilize its strong market position to accelerate growth over the next 18 months. CEG expanded its total home entertainment distribution library by 708 titles to over 22,000 titles during the second quarter. CEG is further leveraging its position to acquire the North American distribution rights in all media for independent movies as well as to launch several narrowcast entertainment networks through over-the-top video channels to all home and mobile platforms. During the three months ended September 30, 2013, CEG released four movies theatrically, acquired the distribution rights to two independent movies and has eight movies in its upcoming release slate. CEG expects to release four of these movies during the remainder of the current fiscal year. CEG expects the slate of its releases to date to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$202	$94	$108	115%
Phase II Deployment	141	158	(17)	(11)%
Services	788	1,280	(492)	(38)%
Content & Entertainment	4,339	1,396	2,943	211%
	$5,470	$2,928	$2,542	87%
Direct operating expenses increased by 87% primarily due to significant growth in upfront theatrical releasing, marketing and acquisitions costs as CEG released four movies in the current quarter versus none in the prior year quarter. These four releases total approximately $2.9 million of upfront releasing costs which CEG expects to fully recoup from revenues earned in home entertainment distribution during its first three-year ultimate cycle. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee-based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to (i) expense reductions in digital cinema services as the domestic installation period ended and (ii) reduced contractor expense in Software, partially offset by increased amortization of capitalized software cost.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$96	$56	$40	71%
Phase II Deployment	40	26	14	54%
Services	1,177	906	271	30%
Content & Entertainment	2,772	2,192	580	26%
Corporate	987	3,126	(2,139)	(68)%
	$5,072	$6,306	$(1,234)	(20)%
Selling, general and administrative expenses decreased $1.2 million or 20%. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding international digital cinema servicing efforts as well as additional management, sales resources, software development and quality assurance staff to support the recent and expected software customer additions. The Content & Entertainment segment increased 26% primarily as a result of the full period inclusion of our theatrical releasing and marketing teams which we added in the summer and fall of 2012. We have maintained selling, general and administrative expenses at CEG relatively consistent with the previous quarters. The decrease within Corporate reflects ongoing prudent expense management and reduction of a contingent liability of $1.5 million related to a business combination.   Future increases in selling, general and administrative expenses will be tied to additional revenues as we support our expanding content acquisition and distribution activities with additional sales and service headcount.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$7,138	$7,137	$1	—%
Phase II Deployment	1,880	1,828	52	3%
Services	199	35	164	469%
Content & Entertainment	7	5	2	40%
Corporate	151	115	36	31%
	$9,375	$9,120	$255	3%

Depreciation and amortization expense increased $0.3 million or 3%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended September 30, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion and our upgraded corporate information technology infrastructure.

Amortization of intangible assets

Amortization of intangible assets increased to $0.4 million from $0.2 million for the three months ended September 30, 2013, principally due to the final purchase price allocation of the April 2012 acquisition of New Video, which was still preliminary during the prior year fiscal quarter.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$3,733	$2,077	$1,656	80%
Phase II Deployment	524	598	(74)	(12)%
Corporate	269	4,603	(4,334)	(94)%
	$4,526	$7,278	$(2,752)	(38)%
Interest expense, net decreased $2.8 million or 38% due to the interest savings driven by the February 2013 refinancing and the continued repayment of debt as the company reduced principal outstanding by $12.9 million during the three months ended September 30, 2013. The 80% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced and expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a Payment In Kind ("PIK") rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash.
Non-cash interest expense was approximately $0.9 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively. PIK interest was $0.6 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, associated with the 2013 Prospect Loan and prior recourse note within Corporate for the prior period. Amortization of debt issuance costs were $0.3 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. The remaining amount for the three months ended September 30, 2012 represents the accretion of $0.4 million on the note payable discount associated with the recourse note in Corporate.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives were a loss of $0.1 million and a gain of $0.3 million for the three months ended September 30, 2013 and 2012, respectively.
Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation, merger and acquisition costs, and certain other items.

The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $10.6 million for the three months ended September 30, 2013 in comparison to $14.1 million for the three months ended September 30, 2012. This decline was due to the $0.7 million reduction in VPF revenues and related EBITDA earned in the period as a result of (i) fewer releases by studios in the current fiscal quarter as compared to the prior year fiscal quarter as two release titles were delayed to the third and fourth quarter of our current fiscal year due to the crowded release calendar this quarter; (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns in the quarter; and (iii) the additional factors described below. Adjusted EBITDA from non-deployment businesses was a loss of $1.3 million during the three months ended September 30, 2013, declining from $1.2 million for the three months ended September 30, 2012. This decline was primarily driven by three factors: (i) $2.9 million of upfront theatrical releasing, marketing and acquisition costs recognized in the quarter (“J-curve” costs) as well as the additional theatrical releasing selling, general and administrative expenses supporting these releases (ii) timing delays in several digital licensing transactions to later this current fiscal year as well as a major DVD shipment delayed until early October at the request of the retailer; and (iii) timing delays to later this fiscal year in our software unit of installations and revenue recognition from several existing international exhibitors and domestic movie studio customers.

Phase 1 DC and Phase 2 DC revenues are expected to decline modestly this year due to the impact of an overcrowded release schedule on studio booking patterns. Other than limited Phase 2 DC contractual rate reductions, revenues going forward should be stable as the domestic deployment period ended at January 31, 2013 and any remaining international installations will be through an Exhibitor-Buyer structure or other servicing partnerships which should contribute to continued growth in digital cinema servicing. Based on recently signed digital transactions and the strong retail placement of physical goods products we have secured going into the holiday season, we expect fiscal third quarter to show solid growth. In addition, significant CEG resources were dedicated to the completion of the Gaiam Acquisition and we expect the combined company to utilize its strong market position to accelerate growth over the next 18 months. The Company intends to continue investing in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended September 30,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(5,167)	$(2,621)
Add Back:
Amortization of capitalized software costs	422	277
Depreciation and amortization of property and equipment	9,375	9,120
Amortization of intangible assets	417	223
Interest expense, net	4,526	7,278
Loss (income) on investment in non-consolidated entity	560	(631)
Other income, net	(108)	(193)
Change in fair value of interest rate derivatives	71	(255)
Stock-based compensation	540	523
Non-recurring transaction expenses	—	340
Adjusted EBITDA	$10,636	$14,061

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(9,018)	(8,965)
Amortization of intangible assets	(13)	(13)
Income from operations	(2,907)	(3,871)
Intersegment services fees earned	5	9
Adjusted EBITDA from non-deployment businesses	$(1,297)	$1,221

Results of Continuing Operations for the Six Months Ended September 30, 2013 and 2012

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$18,293	$20,003	$(1,710)	(9)%
Phase II Deployment	6,115	6,323	(208)	(3)%
Services	8,592	10,819	(2,227)	(21)%
Content & Entertainment	6,992	6,368	624	10%
	$39,992	$43,513	$(3,521)	(8)%
Revenues decreased $3.5 million or 8% during the six months ended September 30, 2013 with 10% organic growth in revenues in Content and Entertainment of $0.6 million more than offset by decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $1.9 million for the six months ended September 30, 2013 as a result of (i) fewer releases by studios in the current period as compared to the prior year comparable period as two release titles were delayed to our current year fiscal third and fourth quarters due to the crowded release calendar; and (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns. Phase 2 DC's financed Systems installed and ready for content were 2,497 at September 30, 2013, increasing from 2,359 at September 30, 2012.
In the Services segment, a $2.2 million, or 21%, decrease in revenues was primarily due to (i) the expected reduction in service revenues as the termination of the North American deployment program resulted in $0.7 million of activation fee revenue recognized during the current period as compared to $2.4 million of activation fees in the prior year period; (ii) lower results in Software license fees reflecting the successful in-process business model shift to a SaaS revenue model. We currently have in excess of 15 exhibitors in trial periods for our new software products as well as several studio customers negotiating a shift to SaaS arrangements; (iii) delays in deployments by several international exhibitors to later this fiscal year; and (iv) the continued go-live testing and conversion by a studio customer delaying revenue recognition into the fiscal third or fourth quarter. Digital cinema services revenues grew modestly year on year reflecting our expanding international servicing business and predictable and solid servicing revenues from our domestic deployment. During the six months ended September 30, 2013, 717 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,697 installed Phase 2 Systems were generating service fees at September 30, 2013 as compared to 7,128 Phase 2 Systems at September 30, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during remainder of the fiscal year ending March 31, 2014 from our over 150 international screen backlog; (ii) recognize additional revenues from delayed implementations for existing software customers; and (iii) achieve continued growth in software and cinema services from our sales pipeline.

The CEG business expanded by $0.6 million, or 10%, period over period. This was due to strong organic growth in distribution fees earned from (i) recent acquisitions of distribution rights of home entertainment titles; (ii) expanded monetization of our library of over 22,000 movies and television episodes; and (iii) revenues from theatrical releases that have reached the home entertainment window. We expect this trend to continue as CEG is continuing to expand its physical and digital content distribution rights due to its position as the largest aggregator of digital content. CEG expanded its total home entertainment distribution library by 1,384 titles during the period. CEG growth would have accelerated more rapidly if not for a number of timing issues that shifted revenues to the fiscal third and fourth quarters including: (i) several large digital licensing transactions delayed and several street dates for signed contracts moved into the third and fourth quarters of our current fiscal year by our digital customers; (ii) DVD shipments delayed into October by a large retailer; and (iii) home entertainment released dates of CEG theatrical titles not occurring until mid-September therefore having minimal impact in fiscal second quarter. CEG, after the Gaiam Acquisition, expects to further leverage its position as the largest physical and digital goods distributor of non-theatrical released content into the home and mobile to acquire the North American distribution rights in all media for independent movies as well as to launch several narrowcast entertainment networks through over-the-top video channels to all home and mobile platforms. During the six months ended September 30, 2013, CEG released nine movies theatrically, acquired the distribution rights to five independent movies and has eight movies in its upcoming release slate. CEG expects to release four of these movies during the during the remainder of the current fiscal year. CEG expects the slate of its releases to date to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$357	$209	$148	71%
Phase II Deployment	283	324	(41)	(13)%
Services	1,597	2,396	(799)	(33)%
Content & Entertainment	7,724	2,434	5,290	217%
	$9,961	$5,363	$4,598	86%
Direct operating expenses decreased by 86% primarily due to significant growth in upfront theatrical releasing, marketing and acquisitions costs as CEG released nine movies during the current fiscal year versus a single small release in the prior year period. These nine releases total over $5.5 million of upfront releasing costs which CEG expects to fully recoup from revenues earned in home entertainment distribution during its first three-year ultimate cycle. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee-based profits over the ensuing 12-36 months from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities and we will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to (i) expense reductions in digital cinema services as the domestic installation period ended and (ii) reduced contractor expense in Software, partially offset by increased amortization of capitalized software cost.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$159	$73	$86	118%
Phase II Deployment	127	51	76	149%
Services	2,313	1,796	517	29%
Content & Entertainment	5,527	3,887	1,640	42%
Corporate	4,069	6,392	(2,323)	(36)%
	$12,195	$12,199	$(4)	—%
Selling, general and administrative expenses remained level for the period. The increase in the Services segment was mainly due to payroll and related employee expenses for increased staffing as we added servicing resources to support the expanding international digital cinema servicing efforts as well as additional management, sales resources, software development and quality assurance staff to support the recent and expected software customer additions. The Content & Entertainment segment increased 42% primarily as a result of the full period inclusion of our theatrical releasing and marketing teams which we added in the summer and fall of 2012 as well as increased staffing to support the rapid growth in our home entertainment acquisition and distribution volume. We have maintained selling, general and administrative expenses at CEG relatively consistent with the previous two quarters. The decrease within Corporate reflects ongoing prudent expense management and reduction of a contingent liability of $1.5 million related to a business combination.   Future increases in selling, general and administrative expenses will be tied to the integration of Gaiam into CEG and the additional revenues as we support our expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses included in corporate expenses for the six months ended September 30, 2012 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$14,275	$14,275	$—	—%
Phase II Deployment	3,761	3,629	132	4%
Services	301	77	224	291%
Content & Entertainment	10	10	—	—%
Corporate	303	226	77	34%
	$18,650	$18,217	$433	2%
Depreciation and amortization expense increased $0.4 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the six months ended September 30, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion and our upgraded corporate information technology infrastructure.

Amortization of intangible assets

Amortization of intangible assets increased to $0.8 million from $0.4 million for the six months ended September 30, 2013, principally due to the timing of the April 2012 acquisition of New Video, which was still preliminary during the prior year fiscal period.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$7,889	$4,386	$3,503	80%
Phase II Deployment	1,040	1,210	(170)	(14)%
Corporate	516	9,140	(8,624)	(94)%
	$9,445	$14,736	$(5,291)	(36)%
Interest expense, net decreased $5.3 million or 36% due to the interest savings driven by the February 2013 refinancing and the continued repayment of debt as the company reduced principal outstanding by $21.5 million during the current fiscal year. The 80% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced and expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash.
Non-cash interest expense was approximately $1.6 million and $6.0 million for the six months ended September 30, 2013 and 2012, respectively. PIK interest was $1.1 million and $3.7 million for the six months ended September 30, 2013 and 2012, respectively, associated with the 2013 Prospect Loan and prior recourse note within Corporate for the prior period. Amortization of debt issuance costs were $0.5 million and $1.2 million for the six months ended September 30, 2013 and 2012, respectively.The remaining amount for the six months ended September 30, 2012 represents the accretion of $1.1 million on the note payable discount associated with the recourse note in Corporate.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives were gains of approximately $0.8 million and $0.7 million for the six months ended September 30, 2013 and 2012, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.
Benefit from income taxes

A net benefit from income taxes of $5.0 million was recorded primarily from the acquisition of New Video during the six months ended September 30, 2012. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2012. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation, merger and acquisition costs, and certain other items.

The Company reported lower Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $19.6 million for the six months ended September 30, 2013 in comparison to $27.6 million for the six months ended September 30, 2012. This decline was due to the $1.9 million reduction in VPF revenues and related EBITDA earned in the period as a result of (i) fewer releases by studios in the current fiscal year as compared to the prior year fiscal year as two release titles were delayed to the third and fourth quarter of our current fiscal year due to the crowded release calendar this year; (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained booking patterns in the quarter; and (iii) the additional factors described below. Adjusted EBITDA from non-deployment businesses was a loss of $3.7 million during the six months ended September 30, 2013, declining from $2.0 million for the six months ended September 30, 2012. This decline was primarily driven by two factors: (i) $5.5 million of upfront theatrical releasing, marketing and acquisition costs recognized in the quarter (“J-curve” costs) as well as the additional theatrical releasing selling, general and administrative expenses supporting these releases; (ii) timing delays in several digital licensing transactions to later this current fiscal year as well as a major DVD shipment delayed until early October at the request of the retailer; and (iii) timing delays to later this fiscal year in our software unit of installations and revenue recognition from several existing international exhibitors and domestic movie studio customers.

Phase 1 DC and Phase 2 DC revenues are expected to decline modestly this year due to the impact of an overcrowded release schedule on studio booking patterns. Other than limited Phase 2 DC contractual rate reductions, revenues going forward should be stable as the domestic deployment period ended at January 31, 2013 and any remaining international installations will be through an Exhibitor-Buyer structure or other servicing partnerships which should contribute to continued growth in digital cinema servicing. Based on the Gaiam Acquisition along with the expansion in CEG driven by the growth in our library of distribution rights, the recognition of revenues from recently released theatrical movies and our expanding future independent movie release slate, the Company expects Adjusted EBITDA performance to return to positive results and to improve significantly during the remainder of the fiscal year ending March 31, 2014 relative to current year results. The Company intends to continue investing in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Six Months Ended September 30,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(12,155)	$(7,489)
Add Back:
Amortization of capitalized software costs	736	527
Depreciation and amortization of property and equipment	18,650	18,217
Amortization of intangible assets	842	381
Interest expense, net	9,445	14,736
Loss (income) on investment in non-consolidated entity	1,812	(662)
Other income, net	(241)	(391)
Change in fair value of interest rate derivatives	(758)	(676)
Stock-based compensation	1,277	1,314
Non-recurring transaction expenses	—	1,607
Adjusted EBITDA	$19,608	$27,564

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(18,036)	(17,904)
Amortization of intangible assets	(26)	(26)
Income from operations	(5,245)	(7,603)
Intersegment services fees earned	11	15
Adjusted EBITDA from non-deployment businesses	$(3,688)	$2,046

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three and six months ended September 30, 2013 and 2012, the Company has not made any revisions to estimated useful lives.

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

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K.
Information related to the goodwill allocated to the Company is detailed below:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
As of March 31, 2013	$—	$—	$4,197	$8,542	$—	$12,739
As of September 30, 2013	$—	$—	$4,197	$8,542	$—	$12,739

As of September 30, 2013, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three and six months ended September 30, 2013 and 2012, no impairment charge for finite-lived intangible assets was recorded.

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

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-

time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-ray). The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services.
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

Movie Cost Amortization
Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 3 years of a movie’s initial theatrical release date.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease in the percentage of amortization of capitalized movie and other costs and accrued participation and residual costs relative to a previous period. Depending on the performance of a title, significant changes to the future Ultimate Revenue may occur, which could result in significant changes to the amortization of the capitalized acquisition costs.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2012 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 130,000 screens worldwide, of which approximately 36,000 of the domestic screens were equipped with digital cinema technology, and 12,254 of those screens contained our Systems and software. The Company's North American digital deployment period ended at January 31, 2013 other than for a modest special program for drive-in theatres. We have deployed 3,724 screens in our Phase I Deployment, and through September 30, 2013 have deployed 8,697 Phase 2 DC Systems. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2013, the outstanding principal balance of the KBC Facilities was $39.0 million.

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

As of September 30, 2013, we had negative working capital, defined as current assets less current liabilities, of $24.2 million and cash and cash equivalents and restricted cash totaling $19.1 million.

Operating activities provided net cash of $17.0 million and $15.2 million for the six months ended September 30, 2013 and 2012, respectively. The increase is primarily the result of an increase in the change in accounts payable and accrued expenses of $9.1 million, period over period.While the Company expects to recover initial investments in movie acquisition in the next fiscal year, cash flows from VPFs are expected to remain consistent with the current fiscal year. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs slightly from our deployment business as we will continue to build receivables, the amount of which will depend upon the success of the theatrical releases, through the end of this fiscal year which the Company expects to collect upon during the first quarter of the next fiscal year. Generally, the Company makes advances towards theatrical releases and expects to recover the initial expenditures within six to twelve months. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters. The changes in the Company's trade accounts payable is also a significant factor, but the Company does not anticipate major changes in payables activity. The Company also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements. We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $1.8 million and provided $1.2 million for the six months ended September 30, 2013 and 2012, respectively. The decrease is primarily attributed to activity from the six months ended September 30, 2012 where the sale of previously restricted available for sale investments, more than offset cash paid for the purchase of New Video, net of cash acquired.  We expect cash used in investing activities to decline significantly as the Phase II Deployment is complete. The Company does not fund Systems capital expenditures from its operating cash flows.

Financing activities used net cash of $16.2 million and $14.0 million for the six months ended September 30, 2013 and 2012 respectively.  Normal principal reduction of during the six months ended March 31, 2013 was more than offset by the combination of the sale of common stock in April 2012 and normal principal reduction during the six months ended September 30, 2012.  In July 2013, the Company raised $5.5 million through the issuance of Class A Common Stock. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan and other existing debt facilities.

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

In October 2013, the Company acquired Gaiam for $51,500. The acquisition was financed through a combination of: (i) a new $55,000 senior secured credit facility arranged and led by Société Générale Corporate and Investment Banking that included a $25,000 3-year term loan funded at closing and an up to $30,000 revolving credit facility of which $15,000 was drawn at closing; (ii) $5,000 subordinated 5-year loan facility; (iii) $3,000 of restricted Company stock of which $1,000 was issued to Gaiam and $2,000 was purchased by an existing shareholder; and (iv) a $13,000 underwritten public offering of common stock, inclusive of a $1,500 over-allotment.

The following table summarizes our significant contractual obligations as of September 30, 2013:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Long-term non-recourse debt (1)	$232,137	$33,993	$65,412	$47,799	$84,933
Capital lease obligations (2)	4,536	163	418	765	3,190
Debt-related obligations, principal	$236,673	$34,156	$65,830	$48,564	$88,123

Interest on non-recourse debt	$77,518	$13,042	$22,826	$18,999	$22,651
Interest on capital leases (2)	4,790	782	1,472	1,295	1,241
Total interest	$82,308	$13,824	$24,298	$20,294	$23,892
Total debt-related obligations	$318,981	$47,980	$90,128	$68,858	$112,015

Total non-recourse debt including interest	$309,655	$47,035	$88,238	$66,798	$107,584
Operating lease obligations (3)	$2,550	$1,179	$966	$405	$—

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of September 30, 2013. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

CINEDIGM CORP.

Date:	November 14, 2013	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	November 14, 2013	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of Cinedigm Corp., as amended.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	‑‑	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*