Form 10-Q
period 2013-12-31
Cinedigm Corp.
filed 2014-02-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2013

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

As of February 10, 2014, 64,565,196 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$18,863	$13,448
Accounts receivable, net	70,341	29,384
Deferred costs, current portion	1,878	1,238
Unbilled revenue, current portion	5,987	7,432
Prepaid and other current assets	12,230	6,091
Note receivable, current portion	333	331
Assets of discontinued operations, net of liabilities	1,876	2,279
Total current assets	111,508	60,203

Restricted cash	6,751	6,751
Security deposits	218	218
Property and equipment, net	144,291	170,088
Intangible assets, net	35,284	12,799
Goodwill	8,542	8,542
Deferred costs, net of current portion	7,931	7,396
Accounts receivable, long-term	1,451	1,225
Note receivable, net of current portion	102	130
Investment in non-consolidated entity, net	—	1,812
Assets of discontinued operations, net of current portion	6,164	12,295
Total assets	$322,242	$281,459

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	December 31, 2013	March 31, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$63,755	$39,777
Current portion of notes payable, non-recourse	34,095	34,447
Current portion of notes payable	18,275	—
Current portion of capital leases	590	132
Current portion of deferred revenue	3,463	1,844
Current portion of contingent consideration for business combination	—	1,500
Total current liabilities	120,178	77,700

Notes payable, non-recourse, net of current portion	173,797	203,462
Notes payable, net of current portion	24,553	—
Capital leases, net of current portion	5,632	4,386
Interest rate derivatives	—	544
Deferred revenue, net of current portion	12,829	10,931
Contingent consideration, net of current portion	1,906	1,750
Total liabilities	338,895	298,773
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively. Liquidation preference of $3,636	3,547	3,466
Class A common stock, $0.001 par value per share; 118,759,000 shares authorized; 64,501,920 and 48,448,137 shares issued and 64,450,480 and 48,396,697 shares outstanding at December 31, 2013 and March 31, 2013, respectively	64	48
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized and issued, 0 shares outstanding at December 31, 2013 and March 31, 2013	—	—
Additional paid-in capital	245,178	221,810
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(265,270)	(242,466)
Total stockholders’ deficit	(16,653)	(17,314)
Total liabilities and stockholders’ deficit	$322,242	$281,459

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012 (As adjusted - See Note 1)
Revenues	$34,885	$21,779	$72,664	$61,448
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	11,013	2,119	19,558	5,595
Selling, general and administrative	6,949	5,435	17,243	16,247
Provision for doubtful accounts	33	72	227	226
Merger and acquisition expenses	2,779	—	2,779	1,267
Restructuring and transition expenses	1,142	—	1,142	340
Depreciation and amortization of property and equipment	9,444	9,120	27,901	27,264
Amortization of intangible assets	1,228	732	2,055	1,100
Total operating expenses	32,588	17,478	70,905	52,039
Income from operations	2,297	4,301	1,759	9,409
Interest expense, net	(5,051)	(6,690)	(14,507)	(21,426)
Income (loss) on investment in non-consolidated entity	—	678	(1,812)	1,340
Other income, net	23	102	269	494
Change in fair value of interest rate derivatives	38	349	796	1,025
Loss from continuing operations before benefit from income taxes	(2,693)	(1,260)	(13,495)	(9,158)
Benefit from income taxes	—	—	—	5,019
Loss from continuing operations	(2,693)	(1,260)	(13,495)	(4,139)
Loss from discontinued operations	(7,689)	(524)	(9,042)	(389)
Net loss	(10,382)	(1,784)	(22,537)	(4,528)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(10,471)	$(1,873)	$(22,804)	$(4,795)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.03)	$(0.25)	$(0.09)
Loss from discontinued operations	(0.12)	(0.01)	(0.17)	(0.01)
	$(0.17)	$(0.04)	$(0.42)	$(0.10)

Weighted average number of Class A and Class B common shares outstanding: Basic and diluted	61,729,658	48,320,257	54,357,320	47,254,337

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2013	2012 (As Adjusted - See Note 1)
Cash flows from operating activities
Net loss	$(22,537)	$(4,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	30,209	28,492
Impairment related to the discontinued operations	7,226	—
Amortization of capitalized software costs	942	829
Amortization of debt issuance costs	933	1,671
Provision for doubtful accounts	227	226
Stock-based compensation and expenses	2,070	1,832
Change in fair value of contingent consideration for business combination	(1,500)	—
Change in fair value of interest rate derivatives	(796)	(1,025)
Accretion and PIK interest expense added to note payable	1,700	7,303
Loss (income) on investment in non-consolidated entity	1,812	(1,340)
Benefit from deferred income taxes	—	(5,019)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,988)	(6,096)
Unbilled revenue	3,613	(464)
Prepaid expenses and other current assets	9,283	(5,138)
Other assets	(2,494)	331
Accounts payable and accrued expenses	8,008	6,630
Deferred revenue	2,924	577
Other liabilities	(15)	(290)
Net cash provided by operating activities	23,617	23,991
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	—	(3,127)
Purchase of GVE	(47,500)	—
Purchases of property and equipment	(914)	(4,354)
Purchases of intangible assets	(4)	(29)
Additions to capitalized software costs	(1,745)	(2,323)
Sales/maturities of restricted available-for-sale investments	—	9,477
Net cash used in investing activities	(50,163)	(356)
Cash flows from financing activities:
Repayment of notes payable	(31,644)	(37,383)
Proceeds from notes payable	45,000	3,469
Principal payments on capital leases	(182)	(132)
Proceeds from issuance of Class A common stock	20,521	11,002
Costs associated with issuance of Class A common stock	(1,734)	(1,113)
Net cash from (used in) financing activities	31,961	(24,157)
Net change in cash and cash equivalents	5,415	(522)
Cash and cash equivalents at beginning of period	13,448	17,843
Cash and cash equivalents at end of period	$18,863	$17,321

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
($ in thousands, except for share and per share data)
(Unaudited)

1.	NATURE OF OPERATIONS

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is a leading distributor of independent movie, television and other short form content across all theatrical and home entertainment platforms as well as a leading servicer of digital cinema assets in over 12,000 movies screens in both North America and several international countries.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to approximately 12,000 movie screens in the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment. These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to independent movie, television and other short form content owners and to theatrical exhibitors. As a leading distributor of independent content, the Company collaborates with producers and the exhibition community to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, Xbox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray.

Gaiam Acquisition
On October 17, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CEG"), a newly-formed, wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Gaiam Americas, Inc. and Gaiam, Inc. (together, “GVE”) for the purchase by CEG of GVE's division that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”). The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 payable in cash and 666,978 shares of Class A Common Stock valued at $1,000, subject to certain transfer restrictions, in each case upon the closing of the GVE Acquisition, and (ii) $3,000 payable in cash on a deferred basis. The GVE Acquisition was consummated on October 21, 2013 and as of that date, GVE became part of the Company's Content & Entertainment segment.
Merger and acquisition expenses during the three months ended December 31, 2013 of $2,779 consist primarily of professional fees and internal expenses directly related to the GVE Acquisition of $2,294 and $485, respectively.
The results of operations of GVE have been included in the accompanying condensed consolidated statements of operations from the date of the acquisition of October 21, 2013 within the Company's Content & Entertainment segment and have been fully integrated with the financial results and operations for the three and nine months of the Company's Content & Entertainment segment. The total amount of revenues and net income of GVE since the acquisition date that have been included in the condensed consolidated statements of operations during the three months ended December 31, 2013 was approximately $10,911 and $2,878, respectively.
The purchase price has been preliminarily allocated to the identifiable net assets acquired as of the date of acquisition as follows:

Accounts receivable	$24,389
Advances	11,630
Other assets	4,009
Intangible assets subject to amortization	24,536
Total assets acquired	64,564
Total liabilities assumed	(13,064)
Total net assets acquired	$51,500
Intangible assets subject to amortization represents the preliminary purchase price allocation to the content library. The Company estimates the preliminary useful life to be 5 years.
The fair values assigned to intangible assets were determined through the application of various commonly used and accepted valuation procedures and methods, including the multi-period excess earnings method. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was preliminarily determined to approximate book value at the time of the GVE Acquisition. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.
Pro forma Information Related To the Acquisition of GVE
The following unaudited consolidated pro forma summary information for the three and nine months ended December 31, 2013 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2012.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue	$34,885	$39,156	$93,250	$99,955
Operating income	$2,297	$8,580	$2,548	$17,785
Net (loss) income	$(10,382)	$2,293	$(22,055)	$3,499

Sale of Software
During the three months ended December 31, 2013, the Company made the strategic decision to discontinue, exit its software business and execute a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), the Company's direct, wholly-owned subsidiary. Management concluded that it would be in the best interests of shareholders for the Company’s focus to be toward theatrical releasing and aggregation and distribution of independent content, digitally and in the form of DVDs and Blu-Ray discs, along with the growth and servicing of the existing digital cinema business. Further, management believed that Software, which was previously included in our Services segment, no longer yielded the same synergies across the Company’s businesses as once existed.
As a consequence, it was determined that Software met the criteria for classification as discontinued operations. As such, Software has been adjusted to reflect the lower of cost or market value and the consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect, for all periods presented, the adjustments resulting from these changes in classification for discontinued operations.

Purchase of New Video Group

On April 19, 2012, the Company entered into a stock purchase agreement for the purchase of all of the issued and outstanding capital stock of New Video Group, Inc. ("New Video"). Upon concluding the purchase price allocation for the purchase of New Video ("New Video Acquisition") in the fourth quarter of the fiscal year ended March 31, 2013, a measurement period adjustment was made to establish a deferred tax liability with a corresponding increase in goodwill at the acquisition date. As a result of this adjustment and the assessment of its consolidated tax filing status, the Company determined it was appropriate to release a portion of its deferred tax valuation allowance established prior to the New Video Acquisition. The release of the deferred tax valuation allowance was recorded outside of acquisition accounting in accordance with the accounting guidance. Accordingly, the previously reported condensed consolidated statement of operations for the nine months ended December 31, 2012 has been revised as follows:

	As Previously Reported[1]	As Adjusted[1]	Change
Condensed consolidated statement of operations
Loss from continuing operations before benefit from income taxes	$(9,273)	$(9,158)	$115
Benefit from income taxes	—	5,019	5,019
Loss from continuing operations	(9,273)	(4,139)	5,134
Net loss	(9,547)	(4,528)	5,019
Net loss attributable to common stockholders	(9,814)	(4,795)	5,019

Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.20)	$(0.09)	$0.11
Loss from discontinued operations	(0.01)	(0.01)	—
	$(0.21)	$(0.10)	$0.11
1 As previously disclosed, the Company has adjusted previously reported amounts to reflect Software as discontinued operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $265,270 as of December 31, 2013. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the fiscal year ending March 31, 2014 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at December 31, 2013, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least December 31, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s condensed consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), CEG, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Cinedigm Content and Entertainment Group and New Video are together referred to as CEG. Software, along with AccessDM and Satellite (together referred to as DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012)) are part of discontinued operations. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission ("SEC"). They do not include all disclosures normally made in financial statements contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 20, 2013 (the “Form 10-K”).

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

RECLASSIFICATION

Certain reclassifications, principally for Software's movement to discontinued operations and income taxes, have been made to the fiscal period ended December 31, 2012 consolidated financial statements to conform to the current fiscal period ended December 31, 2013 presentation.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $833 and $681 as of December 31, 2013 and March 31, 2013, respectively.

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

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 5), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of December 31, 2013	As of March 31, 2013
Reserve account related to the 2013 Term Loans (See Note 5)	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 5)	1,000	1,000
	$6,751	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement (see Note 5) which are amortized under the effective interest rate method over the terms of the respective debt.  All other unamortized debt issuance costs are amortized on a straight-line basis over the term of the respective debt. For such debt, amortization on a straight-line basis is not materially different from the effective interest method.

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	935	—	935
Contingent consideration	—	—	(1,906)	(1,906)
	$6,751	$935	$(1,906)	$5,780

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,004	$—	$—	$1,004
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	(544)	—	(544)
Contingent consideration	—	—	(3,250)	(3,250)
	$7,755	$(544)	$(3,250)	$3,961

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

The following change in contingent consideration liabilities during the nine months ended December 31, 2013 were as follows:

Balance at March 31, 2013	$3,250
Change in fair value	(1,500)
Accretion of contingent liability	156
Balance at December 31, 2013	$1,906

Key assumptions include a discount rate of 7% and that New Video will achieve 100% of its business unit financial performance target in each of the two fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount. During the three months ended September 30, 2013, the Company determined that the business unit would not meet the target for the fiscal year ending March 31, 2014 as defined in the New Video stock purchase agreement. Accordingly, the fair value of the liability was reduced by $1,500 and is a reduction of selling, general and administrative expenses within the condensed consolidated statements of operations for the nine months ended December 31, 2013. As of December 31, 2013, the remaining amount of contingent consideration arrangement, the range of outcomes and the assumptions used to develop the estimate had not changed for the fiscal year ending March 31, 2015.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three and nine months ended December 31, 2013 and 2012, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its CEG goodwill reporting unit. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

As of December 31, 2013 and March 31, 2013, the Company's goodwill from continuing operations of $8,542 was all part of its Content & Entertainment segment.

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

Phase 2 DC’s agreements with distributors primarily require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will typically occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter, plus a compounded return on any billed but unpaid overhead and ongoing costs, of 15% per year.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

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

Movie Cost Amortization

Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 5 years of a movie’s initial theatrical release date. Movie cost amortization is a component of direct operating costs within the condensed consolidated statements of operations.

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

DIRECT OPERATING COSTS

Direct operating costs consist of facility operating costs such as rent, utilities, real estate taxes, repairs and maintenance, royalty expenses, advertising, insurance and other related expenses, direct personnel costs and subcontractors.

STOCK-BASED COMPENSATION

During the three months ended December 31, 2013 and 2012, the Company recorded employee stock-based compensation from continuing operations of $621 and $346, respectively. During the nine months ended December 31, 2013 and 2012, the Company recorded employee and director stock-based compensation of $1,803 and $2,044, respectively.

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2013 and 2012 was $0.97 and $0.88, respectively. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2013 and 2012 was $0.91 and $0.92, respectively. There were 90,180 options exercised during the three months ended December 31, 2013. There were 132,820 stock options exercised during the nine months ended December 31, 2013. During the three and nine months ended December 31, 2012, there were no exercises of stock options.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Assumptions for Option Grants	2013	2012	2013	2012
Range of risk-free interest rates	1.4 - 1.6%	0.6 - 0.7%	0.7 - 1.6%	0.9 - 2.1%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	72.6 - 72.7%	74.5 - 75.2%	72.6- 73.7%	74.5 - 76.2%

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

Employee and director stock-based compensation expense from continuing operations related to the Company’s stock-based awards was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Direct operating	$2	$2	$18	$15
Selling, general and administrative	619	344	1,785	2,029
	$621	$346	$1,803	$2,044

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock outstanding during the period

The sum of net loss from continuing operations per fully diluted share for the three months ended December 31, 2013, September 30, 2013 and three months ended June 30, 2013 does not equal the nine months ended December 31, 2013 amount due to rounding. Shares issued during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2013 and 2012 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 24,094,211 shares and 20,766,397 shares as of December 31, 2013 and 2012, respectively, were excluded from the computation as it would be anti-dilutive.

3.	DISCONTINUED OPERATIONS

As discussed in Note 1, discontinued operations is principally comprised of the operations of Software as of and for the three and nine months ended December 31, 2013. For the three and nine months ended December 31, 2012, the loss from discontinued operations is comprised of DMS and Software. There is no tax provision or benefit related to any of the discontinued operations.

The Company determined that an impairment of Software's goodwill and capitalized software was required after comparing Software's estimated fair value to the respective carrying values goodwill and capitalized software.
The assets and liabilities of discontinued operations were comprised of the following:

	As of December 31, 2013	As of March 31, 2013
Current assets of discontinued operations:
Accounts receivable, net	$3,278	$2,311
Unbilled revenue	540	2,557
Prepaid and other current assets	148	12
Total current assets of discontinued operations	3,966	4,880
Current liabilities of discontinued operations:
Accounts payable and accrued expenses	627	543
Deferred revenue	1,463	2,058
Total current liabilities of discontinued operations	2,090	2,601
Current assets of discontinued operations, net	$1,876	$2,279

Property and equipment, net	$479	$423
Goodwill	—	4,197
Capitalized software, net	5,293	7,132
Other assets	392	543
Assets of discontinued operations	6,164	12,295
Net assets of discontinued operations	$8,040	$14,574

The results of Software and DMS have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	$1,061	$1,434	$3,274	$5,344
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	457	1,067	1,856	3,115
Selling, general and administrative	965	740	2,926	2,324
Research and development	58	76	64	112
Provision for doubtful accounts	—	36	—	36
Impairment of goodwill and capitalized software	7,226	—	7,226	—
Depreciation and amortization	44	41	253	127
Total operating expenses	8,750	1,960	12,325	5,714
Loss from operations	(7,689)	(526)	(9,051)	(370)
Other expense, net	—	2	9	(19)
Loss from discontinued operations	$(7,689)	$(524)	$(9,042)	$(389)

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

The Company's maximum exposure to loss as it relates to Holdings as of December 31, 2013 and March 31, 2013 includes:

•	The Company's investment in the equity of Holdings;

•
As a result of operating losses for the nine months ended December 31, 2013, the investment in the equity of Holdings is $0 as of December 31, 2013. As of March 31, 2013, the investment in the equity of Holdings was $1,812; and

•
Accounts receivable due from Holdings for service fees under its master service agreement of $372 and $396, respectively, included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended December 31, 2013 and 2012, the Company received $285 and $434 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying condensed consolidated statements of operations. During the nine months ended December 31, 2013 and 2012, such amounts were $822 and $1,328, respectively. Digital cinema servicing fees earned from Holdings during the three and nine months ended December 31, 2012 included one-time installation management fees of $304 and $1,224, respectively.

The Holding’s Total Stockholder’s Deficit at December 31, 2013 was $(1,553). The Company has no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, the Company carried its investment in Holdings at $0. The change in the carrying amount of our investment in Holdings for the nine months ended December 31, 2013 is as follows:

Balance at March 31, 2013	$1,812
Equity in loss of Holdings	(1,812)
Balance at December 31, 2013	$—

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of December 31, 2013		As of March 31, 2013
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,878	$74,947	$26,250	$96,207
2013 Prospect Loan Agreement	—	69,150	—	70,151
KBC Facilities	8,048	28,938	8,059	36,205
P2 Vendor Note	101	483	74	569
P2 Exhibitor Notes	68	279	64	330
Total non-recourse notes payable	$34,095	$173,797	$34,447	$203,462

Cinedigm Revolving Loans	$14,775	$—	$—	$—
Cinedigm Term Loans	3,500	21,108	—	—
2013 Notes, net of discount	—	3,445	—	—
Total recourse notes payable	$18,275	$24,553	$—	$—
Total notes payable	$52,370	$198,350	$34,447	$203,462

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

2013 Term Loans

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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $4,707 and $6,787 as of December 31, 2013 and March 31, 2013, respectively.  The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,751 as of December 31, 2013 and March 31, 2013.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

	As of December 31, 2013	As of March 31, 2013
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(23,982)	(2,275)
Discount on 2013 Term Loans	(280)	(355)
2013 Term Loans, net	100,825	122,457
Less current portion	(25,878)	(26,250)
Total long term portion	$74,947	$96,207

2013 Prospect Loan Agreement

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at December 31, 2013 was as follows:

	As of December 31, 2013	As of March 31, 2013
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	1,478	151
Payments to date	(2,328)	—
2013 Prospect Loan Agreement, net	69,150	70,151
Less current portion	—	—
Total long term portion	$69,150	$70,151

KBC Facilities

In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of December 31, 2013	As of March 31, 2013
1	$8,900	8.50%	December 2016	$—	$—
2	2,890	3.75%	December 2017	418	1,961
3	22,336	3.75%	September 2018	14,359	16,752
4	13,312	3.75%	September 2018	9,033	10,459
5	11,425	3.75%	March 2019	8,569	9,794
6	6,450	3.75%	December 2018	4,607	5,298
	$65,313			$36,986	$44,264
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR, plus the interest rate noted above.

Cinedigm Credit Agreement
On October 17, 2013, the Company entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale, New York Branch, as administrative agent and collateral agent for the lenders party thereto and certain other secured parties (the “Collateral Agent”). Under the Cinedigm Credit Agreement and subject to the terms and conditions thereof, the Company may borrow an aggregate principal amount of up to $55,000, including term loans of $25,000 (the “Cinedigm Term Loans”) and revolving loans of up to $30,000 (the “Cinedigm Revolving Loans”). All of the Cinedigm Term Loans and $15,000 of the Cinedigm Revolving Loans were drawn at closing in connection with funding the GVE Acquisition upon the Company’s contribution of such funds. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bears interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. All collections and revenues of CEG will be deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the Cinedigm Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, a portion of such funds will be applied to prepay the Cinedigm Term Loans. The Cinedigm Term Loans and Cinedigm Revolving Loans mature and must be paid in full by October 21, 2016. In addition, the Company may prepay the Cinedigm Term Loans and Cinedigm Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.
At December 31, 2013, the balance of the Cinedigm Term Loans and Cinedigm Revolving Loans was $24,608 and $14,775, respectively. The Cinedigm Term Loans include an original issue discount, which will be amortized until its maturity date, of $392 as of December 31, 2013.

2013 Notes
On October 17, 2013 and October 21, 2013, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain investors party thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors notes in the aggregate principal amount of $5,000 (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”). The sales were consummated on October 21, 2013. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including to finance, in part, the GVE Acquisition. The Company allocated a proportional value of $1,598 to the 2013 Warrants using a Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	1.38%
Dividend yield	—
Expected life (years)	5
Expected volatility	76.25%
The Company has treated the proportional value of the 2013 Warrants of $1,598 as a debt discount. The debt discount of the 2013 Notes will be amortized through the maturity of the 2013 Notes as interest expense.
The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes entitle the Company to redeem the 2013 Notes any time on or after October 21, 2015, subject to certain premiums.
Letters of Credit
As of December 31, 2013, outstanding letters of credit amounted to approximately $7,000, of which $3,000 expire on March 31, 2014, which relate principally to a distribution agreement with a customer. No amounts were drawn upon during the three month ended December 31, 2013.

At December 31, 2013, the Company was in compliance with all of its debt covenants.

6.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

As of December 31, 2013 and March 31, 2013, the Company has 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

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
On October 17, 2013, the Company conducted an underwritten public offering resulting in the sale by the Company of an aggregate of 9,089,990 shares of Class A Common Stock, priced at $1.43 per share on October 21, 2013 and October 23, 2013, with net proceeds to the Company of approximately $12,049.
On October 17, 2013, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with an investor party thereto (the “Common Stock Investor”) pursuant to which the Company agreed to sell to the Common Stock Investor 1,398,601 shares (the “2013 Shares”) of Class A Common Stock, for an aggregate purchase price in cash of $2,000, priced at $1.43 per share. The sale was consummated on October 21, 2013. The proceeds of the sale of the 2013 Shares will be used for working capital and general corporate purposes, including to finance, in part, the GVE Acquisition.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at December 31, 2013 and March 31, 2013 were $89 on each date. In January 2014, the Company paid its preferred stock dividends accrued at December 31, 2013 in the form of 59,122 shares of its Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

During the nine months ended December 31, 2013, the Company granted stock options to purchase 2,780,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $1.58 per share, which will vest ratably over a four year period.  As of December 31, 2013, the weighted average exercise price for outstanding stock options was $1.66 and the weighted average remaining contractual life was 8.65 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2013	4,053,000	$2.16
Granted	2,780,000	1.50
Exercised	(222,820)	1.63
Canceled	(540,969)	2.33
Balance at December 31, 2013	6,069,211	1.66

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the nine months ended December 31, 2013 and 2012, the Company did not grant any restricted stock or restricted stock units. There are currently no restricted stock units outstanding.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2013	16,108	$1.40
Vested	(15,140)	1.40
Canceled	(968)	1.40
Balance at December 31, 2013	—	—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, the Company issued options outside of the Equity Incentive Plan to 10 employees who joined the Company following its acquisition of GVE. The employees received options to purchase an aggregate of 620,000 shares of the Company's Class A Common Stock. The options have 10-year terms and an exercise price of $1.75 per share.

WARRANTS

At December 31, 2013, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and the 2013 Warrants.

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

8.     SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the Nine Months Ended December 31,
	2013	2012
Cash interest paid	$13,235	$12,835
Assets acquired under capital leases	$1,886	$—
Accretion of preferred stock discount	$82	$82
Issuance of Class A Common Stock in connection with New Video Acquisition	$—	$3,813
Issuance of Class A Common Stock in connection with GVE Acquisition	$1,000	$—
Issuance of common stock for payment of preferred stock dividends	$178	$—

9.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,829 Systems installed in the second digital cinema deployment, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of December 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$309	$2	$—	$34,970	$3	$35,284
Total goodwill	$—	$—	$—	$8,542	$—	$8,542
Assets from continuing operations	$116,892	$68,885	$4,343	$111,879	$12,203	$314,202
Net assets from discontinued operations						8,040
Total assets						$322,242

Notes payable, non-recourse	$169,975	$37,917	$—	$—	$—	$207,892
Notes payable	—	—	—	—	42,828	42,828
Capital leases	—	—	—	79	6,143	6,222
Total debt	$169,975	$37,917	$—	$79	$48,971	$256,942

	As of March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$344	$6	$—	$12,449	$—	$12,799
Total goodwill	$—	$—	$—	$8,542	$—	$8,542
Assets from continuing operations	$137,880	$79,139	$4,691	$39,158	$6,017	$266,885
Net assets from discontinued operations						14,574
Total assets						$281,459

Notes payable, non-recourse	$192,609	$45,300	$—	$—	$—	$237,909
Capital leases	—	—	—	—	4,518	4,518
Total debt	$192,609	$45,300	$—	$—	$4,518	$242,427

	Statements of Operations
	For the Three Months Ended December 31, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,444	$3,216	$3,419	$18,806	$—	$34,885
Intersegment revenues (1)	—	—	5	11	—	16
Total segment revenues	9,444	3,216	3,424	18,817	—	34,901
Less: Intersegment revenues	—	—	(5)	(11)	—	(16)
Total consolidated revenues	$9,444	$3,216	$3,419	$18,806	$—	$34,885
Direct operating (exclusive of depreciation and amortization shown below)	209	163	120	10,521	—	11,013
Selling, general and administrative	47	76	213	4,202	2,411	6,949
Plus: Allocation of Corporate overhead	—	—	549	1,101	(1,650)	—
Provision for doubtful accounts	5	23	5	—	—	33
Merger and acquisition expenses	—	—	—	—	2,779	2,779
Restructuring and transition expenses	—	—	—	1,142	—	1,142
Depreciation and amortization of property and equipment	7,137	1,881	53	139	234	9,444
Amortization of intangible assets	11	2	—	1,215	—	1,228
Total operating expenses	7,409	2,145	940	18,320	3,774	32,588
Income (loss) from operations	$2,035	$1,071	$2,479	$486	$(3,774)	$2,297

(1) Intersegment revenues principally represent personnel expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$2	$—	$2
Selling, general and administrative	—	—	6	47	566	619
Total stock-based compensation	$—	$—	$6	$49	$566	$621

	Statements of Operations
	For the Three Months Ended December 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,772	$2,990	$3,387	$5,630	$—	$21,779
Intersegment revenues (1)	—	—	5	6	—	11
Total segment revenues	9,772	2,990	3,392	5,636	—	21,790
Less: Intersegment revenues	—	—	(5)	(6)	—	(11)
Total consolidated revenues	$9,772	$2,990	$3,387	$5,630	$—	$21,779
Direct operating (exclusive of depreciation and amortization shown below)	138	189	197	1,595	—	2,119
Selling, general and administrative	16	36	207	2,305	2,871	5,435
Plus: Allocation of Corporate overhead	—	—	906	900	(1,806)	—
Provision for doubtful accounts	51	15	6	—	—	72
Depreciation and amortization of property and equipment	7,137	1,849	2	7	125	9,120
Amortization of intangible assets	11	2	—	719	—	732
Total operating expenses	7,353	2,091	1,318	5,526	1,190	17,478
Income (loss) from operations	$2,419	$899	$2,069	$104	$(1,190)	$4,301

(1) Intersegment revenues principally represent personnel expenses.

The following employee stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$2	$—	$9
Selling, general and administrative	—	—	2	25	460	487
Total stock-based compensation	$—	$—	$9	$27	$460	$496

	Statements of Operations
	For the Nine Months Ended December 31, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$27,737	$9,331	$9,798	$25,798	$—	$72,664
Intersegment revenues (1)	—	—	16	43	—	59
Total segment revenues	27,737	9,331	9,814	25,841	—	72,723
Less: Intersegment revenues	—	—	(16)	(43)	—	(59)
Total consolidated revenues	$27,737	$9,331	$9,798	$25,798	$—	$72,664
Direct operating (exclusive of depreciation and amortization shown below)	566	446	301	18,245	—	19,558
Selling, general and administrative	206	203	624	9,729	6,481	17,243
Plus: Allocation of Corporate overhead	—	—	1,587	2,526	(4,113)	—
Provision for doubtful accounts	150	53	24	—	—	227
Merger and acquisition expenses	—	—	—	—	2,779	2,779
Restructuring and transition expenses	—	—	—	1,142	—	1,142
Depreciation and amortization of property and equipment	21,412	5,642	161	149	537	27,901
Amortization of intangible assets	34	5	—	2,015	1	2,055
Total operating expenses	22,368	6,349	2,697	33,806	5,685	70,905
Income (loss) from operations	$5,369	$2,982	$7,101	$(8,008)	$(5,685)	$1,759

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$5	$—	$18
Selling, general and administrative	—	—	8	89	1,688	1,785
Total stock-based compensation	$—	$—	$21	$94	$1,688	$1,803

	Statements of Operations
	For the Nine Months Ended December 31, 2012
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$29,775	$9,313	$10,362	$11,998	$—	$61,448
Intersegment revenues (1)	—	—	20	24	—	44
Total segment revenues	29,775	9,313	10,382	12,022	—	61,492
Less: Intersegment revenues	—	—	(20)	(24)	—	(44)
Total consolidated revenues	$29,775	$9,313	$10,362	$11,998	$—	$61,448
Direct operating (exclusive of depreciation and amortization shown below)	347	513	707	4,028	—	5,595
Selling, general and administrative	89	87	615	6,193	9,263	16,247
Plus: Allocation of Corporate overhead	—	—	2,382	2,724	(5,106)	—
Provision for doubtful accounts	156	46	24	—	—	226
Merger and acquisition expenses	—		—	—	1,267	1,267
Restructuring expenses	—	—	—	340	—	340
Depreciation and amortization of property and equipment	21,412	5,478	6	17	351	27,264
Amortization of intangible assets	34	5	—	1,060	1	1,100
Total operating expenses	22,038	6,129	3,734	14,362	5,776	52,039
Income (loss) from operations	$7,737	$3,184	$6,628	$(2,364)	$(5,776)	$9,409

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$29	$13	$—	$42
Selling, general and administrative	—	—	5	63	1,588	1,656
Total stock-based compensation	$—	$—	$34	$76	$1,588	$1,698

10.	RESTRUCTURING AND TRANSITION EXPENSES
During the three months ended December 31, 2013, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $975 as a result of workforce reduction and severance and employee-related expenses. Transition expenses of $167 are principally attributed to the integration of GVE.
A summary of activity for restructuring activities included in accounts payable and accrued expenses is as follows:

Balance at September 30, 2013	Total Cost	Amounts Paid	Balance at December 31, 2013
$—	$975	$(169)	$806

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

OVERVIEW

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is a leading distributor of independent movie, television and other short form content across all theatrical and home entertainment platforms as well as a leading servicer of digital cinema assets in over 12,000 movies screens in both North America and several international countries.

The Company reports its financial results in four primary segments as follows: (1) Phase I Deployment, (2) Phase II Deployment, (3) Services and (4) Content & Entertainment.  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's Systems installed in North American movie theatres.  The Services segment provides services and support to approximately 12,000 movie screens in the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment is a market leader in the three pillars of digital entertainment distribution - aggregation and distribution, theatrical releasing and branded and curated over-the-top entertainment channels and applications.

As a leading distributor of independent content domestically, the Company collaborates with producers and the exhibition community to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, Xbox, Playstation, VOD and (iii) physical goods, including DVD and Blu-ray. The Company's library of over 33,000 movies and television episodes from more than 650 independent rights holders includes award-winning documentaries from Docurama Films®, next-generation independent movies from Flatiron Film Company® and acclaimed independent movies and festival picks through partnerships with the Sundance Institute and Tribeca Film. The Company is proud to distribute many Oscar®-nominated movies, including “The Invisible War,” “Hell and Back Again,” “GasLand,” “Waste Land” and “Paradise Lost 3: Purgatory.”

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
GVE
CDFI
Holdings
NVG
Phase 2 B/AIX

We had losses from continuing operations of $2,693 and $13,495 during the three and nine months ended December 31, 2013, respectively, and we have an accumulated deficit of $265,270 as of December 31, 2013. We also have significant contractual obligations related to our non-recourse and recourse debt for the remainder of the fiscal year ending March 31, 2014 and beyond. We may continue generating consolidated net losses in the future. Based on our cash position at December 31, 2013 and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least December 31, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended December 31, 2013 and 2012

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$9,444	$9,772	$(328)	(3)%
Phase II Deployment	3,216	2,990	226	8%
Services	3,419	3,387	32	1%
Content & Entertainment	18,806	5,630	13,176	234%
	$34,885	$21,779	$13,106	60%
Total revenues increased $13.1 million or 60% during the three months ended December 31, 2013 due to both organic growth in revenues in Content and Entertainment as well as the consolidation of the results after October 21, 2013 from the GVE Acquisition. Phase 1 and Phase 2 Deployment revenues remained flat year over year for the three months ended December 31, 2013 as virtual print fees were impacted by (i) a reduced releasing calendar in the current fiscal quarter as compared to the prior year fiscal quarter as three titles were delayed to our fiscal fourth quarter; and (ii) constrained booking patterns on many tent-pole and wide studio releases as a crowded release calendar this quarter limited screen space access.
The Services segment remained level with the prior year quarter as increases in digital cinema services revenues were offset by decreases in activation fee revenue due to the completion of the North American deployment program in early 2013. International activation fees were recognized during the quarter from our international servicing initiative in Australia and New Zealand. During the three months ended December 31, 2013, 141 international Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,829 installed Phase 2 Systems were generating service fees at December 31, 2013 as compared to 7,965 Phase 2 Systems at December 31, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect modest growth in Services as we continue with international servicing in Australia, New Zealand and Europe during the remainder of the fiscal year ending March 31, 2014 from our 44 international screen backlog.

The CEG business increased 234% with revenues of $13.2 million, of which $10.9 million is directly attributable to the results of the GVE Acquisition which was completed on October 21, 2013. In addition, GVE generated for its previous owner approximately $2.2 million of revenues in the three weeks of October prior to the acquisition closing. Our fiscal third quarter was impacted by a combination of the sluggish retail holiday shopping environment experienced by our customers and an expected reduction in our new release slate as the GVE corporate sale process limited new content acquisition activity by GVE during 2013. The Company also signed several long-term library rights and digital licensing transactions in the quarter as well as a significant transaction which closed prior to year end and in which cash has been collected subsequently, but the revenue must be amortized over the multi-year term of the contract rather than recognized immediately.

We continue to expect the combined company to utilize its strong market position, differentiated sales proposition and capital to accelerate growth over the next 15 months. CEG expanded its total home entertainment distribution library of movies and television episodes to over 33,000 titles during the third quarter. CEG is further leveraging its position to acquire the North American distribution rights in all media for independent movies as well as to launch several narrowcast entertainment networks through over-the-top video channels to all home and mobile platforms. During the three months ended December 31, 2013, CEG released three movies theatrically and has three movies in its upcoming release slate. CEG expects to release two of these movies during the remainder of the current fiscal year. CEG expects the slate of its releases to date to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$209	$138	$71	51%
Phase II Deployment	163	189	(26)	(14)%
Services	120	197	(77)	(39)%
Content & Entertainment	10,521	1,595	8,926	560%
	$11,013	$2,119	$8,894	420%
Direct operating expenses increased by 420% due to the consolidation of $5.1 million from GVE direct costs, the significant growth in CEG home entertainment releases in the quarter and upfront theatrical releasing, marketing and acquisitions costs as CEG released three movies in the current quarter versus none in the prior year quarter. Excluding the impact of the GVE Acquisition, direct operating costs increased by $3.8 million from the three months ended December 31, 2012 on a pro-forma basis.
These three theatrical releases total approximately $0.4 million of upfront releasing costs which CEG expects to fully recoup from revenues earned in home entertainment distribution during its first five-year ultimate cycle. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee-based profits from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities. We will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to expense reductions in digital cinema services as the domestic installation period ended.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$47	$16	$31	194%
Phase II Deployment	76	36	40	111%
Services	213	207	6	3%
Content & Entertainment	4,202	2,305	1,897	82%
Corporate	2,411	2,871	(460)	(16)%
	$6,949	$5,435	$1,514	28%
Total selling, general and administrative expenses increased $1.5 million or 28% as the addition of GVE increased Content and Entertainment's SG&A expenses by $2.1 million.  However, total selling, general and administrative expense declined by approximately 11% excluding GVE on a pro-forma basis as tight expense control and the significant synergies we achieved with the acquisition of GVE has allowed the Company to improve its efficiency levels. We expect to benefit from the realization of additional transaction synergies in our fourth quarter and will tie any future increases in selling, general and administrative expenses to additional revenues as we support our expanding content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses during the three months ended December 31, 2013 of $2.8 million consist primarily of professional fees and internal expenses directly related to the GVE Acquisition of $2.3 million and $0.5 million, respectively.
Restructuring and Transition Expenses

During the three months ended December 31, 2013, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $1.0 million as a result of workforce reduction and severance and employee-related expenses. Transition expenses of $0.2 million are principally attributed to the integration of GVE.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$7,137	$7,137	$—	—%
Phase II Deployment	1,881	1,849	32	2%
Services	53	2	51	2,550%
Content & Entertainment	139	7	132	1,886%
Corporate	234	125	109	87%
	$9,444	$9,120	$324	4%
Depreciation and amortization expense increased $0.3 million or 4%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the three months ended December 31, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our upgraded corporate information technology infrastructure.

Amortization of intangible assets

Amortization of intangible assets increased to $1.2 million from $0.2 million for the three months ended December 31, 2013, principally due to the final purchase price allocation of the April 2012 acquisition of New Video, which was still preliminary during the prior year fiscal quarter, as well as the addition of a finite-lived intangible asset subject to amortization based upon the preliminary purchase price allocation from the GVE Acquisition.

Interest expense, net

	For the Three Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$3,633	$1,683	$1,950	116%
Phase II Deployment	478	588	(110)	(19)%
Corporate	940	4,419	(3,479)	(79)%
	$5,051	$6,690	$(1,639)	(24)%
Interest expense, net decreased $1.6 million or 24% due to the interest savings driven by the February 2013 refinancing and the continued repayment of debt as the Company reduced principal outstanding by $10.1 million during the three months ended December 31, 2013. The 116% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced, expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a Payment In Kind ("PIK") rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the prior recourse note, which was paid off in February 2013. Corporate interest expense, net during the three months ended December 31, 2013 includes recourse debt from the Cinedigm Term Loans, Cinedigm Revolving Loans and 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
Non-cash interest expense was approximately $0.7 million and $2.4 million for the three months ended December 31, 2013 and 2012, respectively. PIK interest was $0.4 million and $1.9 million for the three months ended December 31, 2013 and 2012, respectively, associated with the 2013 Prospect Loan and prior recourse note within Corporate for the prior period. Amortization of debt issuance costs were $0.3 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively. The remaining amount for the three months ended December 31, 2012 represents the accretion of $0.1 million on the note payable discount associated with the recourse note in Corporate.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was gains of $0.1 million and $0.3 million for the three months ended December 31, 2013 and 2012, respectively.
Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

The Company reported an increase in Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $17.8 million for the three months ended December 31, 2013 in comparison to $15.2 million for the three months ended December 31, 2012. This increase reflects the positive impact of the GVE Acquisition as well as overall growth within CEG. Adjusted EBITDA from non-deployment businesses was $5.7 million during the three months ended December 31, 2013, increasing from $2.8 million for the three months ended December 31, 2012, reflecting the positive results of the GVE Acquisition as well as overall growth within CEG. GVE generated approximately an additional $1.0 million of EBITDA for its previous owner in the three week period of the quarter prior to the closing of the transaction.

Phase 1 DC and Phase 2 DC revenues are expected to decline modestly this year due to the impact of an overcrowded release schedule on studio booking patterns. Other than limited Phase 2 DC contractual rate reductions, revenues going forward should be stable as the domestic deployment period ended at January 31, 2013 and any remaining international installations will be through an Exhibitor-Buyer structure or other servicing partnerships which should contribute to continued growth in digital cinema servicing. Based upon a full quarter of GVE ownership, a strong fourth quarter digital release schedule and solid physical retail replacements, we expect the fiscal fourth quarter to perform similarly to recent results. In addition, significant CEG resources were dedicated to the completion of the GVE Acquisition and we expect the combined company to utilize its strong market position to accelerate growth over the next 15 months with the greatest impact in the second half of fiscal year 2015. The Company intends to continue investing in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and through the continued development of additional software products and services.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended December 31,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(2,693)	$(1,259)
Add Back:
Depreciation and amortization of property and equipment	9,444	9,120
Amortization of intangible assets	1,228	732
Interest expense, net	5,051	6,690
Income on investment in non-consolidated entity	—	(678)
Other income, net	(23)	(102)
Change in fair value of interest rate derivatives	(38)	(349)
Stock-based compensation and expenses	750	501
Merger and acquisition expenses	2,779	—
Restructuring and transition expenses	1,142	—
Allocated costs attributable to discontinued operations	206	495
Adjusted EBITDA	$17,846	$15,150

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(9,018)	(8,986)
Amortization of intangible assets	(13)	(13)
Income from operations	(3,106)	(3,318)
Intersegment services fees earned	5	6
Adjusted EBITDA from non-deployment businesses	$5,714	$2,839

Results of Continuing Operations for the Nine Months Ended December 31, 2013 and 2012

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$27,737	$29,775	$(2,038)	(7)%
Phase II Deployment	9,331	9,313	18	—%
Services	9,798	10,362	(564)	(5)%
Content & Entertainment	25,798	11,998	13,800	115%
	$72,664	$61,448	$11,216	18%
Revenues increased $11.2 million or 18% during the nine months ended December 31, 2013 resulting from the organic growth in revenues in Content & Entertainment as well as the GVE Acquisition, partially offset by decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $2.0 million for the nine months ended December 31, 2013 as virtual print fees were reduced due to (i) a reduced releasing calendar in the current fiscal year as compared to the prior fiscal year period as three titles were delayed to our fiscal fourth quarter; and (ii) constrained booking patterns on many tent-pole and wide studio releases as a crowded release calendar at the peak summer and holiday seasons limited screen space; and (iii) several underperforming blockbuster releases receiving smaller releases than historically common.
In the Services segment, a $0.6 million, or 5%, decrease in revenues was primarily due to (i) the expected reduction in service revenues as the termination of the North American deployment program resulted in $1.1 million of activation fee revenue recognized during the current period as compared to $3.4 million of activation fees in the prior year period; (ii) reduced virtual print fees of $2.0 million translating into an approximately $0.2 million reduction in service fees; and (iii) delays in remaining deployments by several international exhibitors to later this fiscal year. During the nine months ended December 31, 2013, 893 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,829 installed Phase 2 Systems were generating service fees at December 31, 2013 as compared to 7,965 Phase 2 Systems at December 31, 2012. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect modest growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during remainder of the fiscal year ending March 31, 2014 from our 44 international screen backlog; and (ii) secure additional international servicing customers.

The CEG business expanded by $13.8 million, or 115%, year over year, of which $10.9 million is directly attributed to revenues of GVE earned from October 21 through the end of our fiscal third quarter. In addition, GVE generated for its previous owner approximately $2.2 million of revenues in the three weeks of October prior to the acquisition closing. Organic growth was driven by expansion in distribution fees earned from (i) recent acquisitions of distribution rights of home entertainment titles; (ii) expanded fee revenue and monetization of our library of over 33,000 movies and television episodes; and (iii) revenues from theatrical releases that have reached the home entertainment window. The Company also signed several long-term library rights and digital licensing transactions in the quarter as well as a significant transaction which closed prior to year end and in which cash has been subsequently collected, but the revenue must be amortized over the multi-year term of the contract rather than recognized immediately.

We expect this trend to continue as CEG is expanding its physical and digital content distribution rights due to its position as the largest aggregator of digital content. CEG expanded its total home entertainment distribution library by over 11,000 movie and television titles during the period. CEG, after the GVE Acquisition, expects to further leverage its position as the largest physical and digital goods distributor of non-theatrical released content into the home and mobile to acquire the North American distribution rights in all media for independent movies as well as to launch several narrowcast entertainment networks through over-the-top video channels to all home and mobile platforms. During the nine months ended December 31, 2013, CEG released twelve movies theatrically, acquired the distribution rights to eight independent movies and has three movies in its upcoming release slate. CEG expects to release two of these movies during the remainder of the current fiscal year. CEG expects the slate of its releases to date to be profitable based upon ancillary revenue pre-sales, DVD pre-orders as well as projected transactional VOD results.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$566	$347	$219	63%
Phase II Deployment	446	513	(67)	(13)%
Services	301	707	(406)	(57)%
Content & Entertainment	18,245	4,028	14,217	353%
	$19,558	$5,595	$13,963	250%
Direct operating expenses increased by 250% as a result of $5.1 million attributed to the GVE Acquisition during the period as well as significant growth in upfront theatrical releasing, marketing and acquisitions costs as CEG released nine movies during the current fiscal year versus a single small release in the prior year period. Excluding the impact of the GVE Acquisition, direct operating costs increased by $8.9 million from the nine months ended December 31, 2012. These twelve releases total over $2.6 million of upfront releasing costs which CEG expects to fully recoup from revenues earned in home entertainment distribution during its first five-year ultimate cycle. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. We expect to recover those expenses as well as earn our fee-based profits from revenues earned on the distribution of the movie in the ancillary home entertainment markets. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities. We will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to expense reductions in digital cinema services as the domestic installation period ended.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$206	$89	$117	131%
Phase II Deployment	203	87	116	133%
Services	624	615	9	1%
Content & Entertainment	9,729	6,193	3,536	57%
Corporate	6,481	9,263	(2,782)	(30)%
	$17,243	$16,247	$996	6%

Selling, general and administrative expenses grew modestly by 6% during the period as strong expense controls and synergies from the GVE Acquisition improved results.  The Content & Entertainment segment increased 57% as a result of the GVE Acquisition, which added $2.1 million, and the expansion of our theatrical releasing and marketing teams which we added in the summer and fall of 2012 as well as increased staffing to support the rapid growth in our home entertainment acquisition and distribution volume. We have maintained selling, general and administrative expenses at CEG relatively consistent with the previous two quarters. The decrease within Corporate reflects ongoing prudent expense management and reduction of a contingent liability of $1.5 million related to a business combination.   Future increases in selling, general and administrative expenses will be tied to the integration of GVE into CEG and the additional revenues as we support our expanding sales pipeline and our additional content acquisition and distribution activities with additional sales and service headcount.

Merger and Acquisition Expenses

Merger and acquisition expenses included in corporate expenses for the nine months ended December 31, 2013 of $2.8 million consist primarily of professional fees and internal expenses directly related to the GVE Acquisition of $2.3 million and $0.5 million, respectively. Merger and acquisition expenses included in corporate expenses for the nine months ended December 31, 2013 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012.

Restructuring and Transition Expenses

During the three months ended December 31, 2013, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $1.0 million as a result of workforce reduction and severance and employee-related expenses. Transition expenses of $0.2 million are principally attributed to the integration of GVE.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$21,412	$21,412	$—	—%
Phase II Deployment	5,642	5,478	164	3%
Services	161	6	155	2,583%
Content & Entertainment	149	17	132	776%
Corporate	537	351	186	53%
	$27,901	$27,264	$637	2%
Depreciation and amortization expense increased $0.6 million or 2%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the nine months ended December 31, 2012. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet. In addition, we expect modest additional growth in Services and Corporate depreciation and amortization expense tied to technology investments supporting our software expansion and our upgraded corporate information technology infrastructure.

Amortization of intangible assets

Amortization of intangible assets increased to $2.1 million from $1.1 million for the nine months ended December 31, 2013, principally due to the final purchase price allocation of the April 2012 acquisition of New Video, which was still preliminary during the prior year fiscal quarter, as well as the addition of a finite-lived intangible asset subject to amortization based upon the preliminary purchase price allocation from the GVE Acquisition.

Interest expense, net

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012	$ Change	% Change
Phase I Deployment	$11,522	$6,069	$5,453	90%
Phase II Deployment	1,518	1,798	(280)	(16)%
Corporate	1,467	13,559	(12,092)	(89)%
	$14,507	$21,426	$(6,919)	(32)%
Interest expense, net decreased $6.9 million or 32% due to the interest savings driven by the February 2013 refinancing and the continued repayment of debt as the company reduced principal outstanding by $31.6 million during the current fiscal year. The 90% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced, expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the 2010 Term Loan rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal quarter as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash.  Corporate interest expense, net during the three months ended December 31, 2013 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
Non-cash interest expense was approximately $1.9 million and $7.3 million for the nine months ended December 31, 2013 and 2012, respectively. PIK interest was $1.3 million and $5.7 million for the nine months ended December 31, 2013 and 2012, respectively, associated with the 2013 Prospect Loan and prior recourse note within Corporate for the prior period. Amortization of debt issuance costs were $0.6 million and $1.2 million for the nine months ended December 31, 2013 and 2012, respectively.The remaining amount for the nine months ended December 31, 2012 represents the accretion of $1.4 million on the note payable discount associated with the recourse note in Corporate.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives were gains of approximately $0.8 million and $1.0 million for the nine months ended December 31, 2013 and 2012, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.
Benefit from income taxes

A net benefit from income taxes of $5.0 million was recorded primarily from the acquisition of New Video during the nine months ended December 31, 2012. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2012. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

The Company reported a decrease of 9% in Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $38.8 million for the nine months ended December 31, 2013 in comparison to $42.6 million for the nine months ended December 31, 2012. This decrease was due to (A) a decrease of $2.0 million in VPF revenues and related EBITDA earned in the period as a result of (i) fewer releases by studios in the current fiscal year as compared to the prior year fiscal year as three release titles were delayed to the fourth quarter of our current fiscal year due to the crowded release calendar this year; (ii) limited screen space to accommodate all tent-pole and wide studio releases constrained and concentrated booking patterns in the quarter (iii) a number of poor performing movies booked on fewer screen than past patterns; and (B) J-Curve costs from our theatrical releasing business of $2.6 million. These results were partially offset by the positive contributions from the GVE Acquisition. Adjusted EBITDA from non-deployment businesses was $3.3 million during the nine months ended December 31, 2013, decreasing from $4.8 million for the nine months ended December 31, 2012.

Phase 1 DC and Phase 2 DC revenues are not expected to recover from the modest decline experienced this year due to the impact of an overcrowded release schedule on studio booking patterns. Other than limited Phase 2 DC contractual rate reductions, revenues going forward should be stable as the domestic deployment period ended at January 31, 2013 and any remaining international installations will be through an Exhibitor-Buyer structure or other servicing partnerships which should contribute to continued growth in digital cinema servicing. Based on the GVE Acquisition along with the expansion of the combined CEG business, the Company expects Adjusted non-deployment EBITDA performance to remain strong in the remainder of the fiscal year ending March 31, 2014. The Company also signed several long-term library rights and digital licensing transactions in the quarter as well as a significant transaction which closed prior to year end and in which cash has been subsequently collected, but the revenue must be amortized over the multi-year term of the contract rather than recognized immediately. Our fiscal third quarter is our seasonally strongest quarter in terms of revenue and EBITDA and our fiscal fourth quarter is our second strongest seasonal quarter with a seasonal slowdown common in our June and September quarters. Our main drivers of performance will be the growth in our library of distribution rights, the recognition of revenues from recently released theatrical movies and our expanding future content release slate. The Company intends to continue investing in the growth of its business through the acquisition of content distribution rights, related marketing related expenditures and the launch of over-the-top digital channels.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Nine Months Ended December 31,
($ in thousands)	2013	2012
Net loss from continuing operations before income taxes	$(13,495)	$(9,158)
Add Back:
Depreciation and amortization of property and equipment	27,901	27,264
Amortization of intangible assets	2,055	1,100
Interest expense, net	14,507	21,426
Loss (income) on investment in non-consolidated entity	1,812	(1,340)
Other income, net	(269)	(494)
Change in fair value of interest rate derivatives	(796)	(1,025)
Stock-based compensation and expenses	1,932	1,698
Merger and acquisition expenses	2,779	1,267
Restructuring and transition expenses	1,142	340
Allocated costs attributable to discontinued operations	1,208	1,503
Adjusted EBITDA	$38,776	$42,581

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	(27,054)	(26,890)
Amortization of intangible assets	(39)	(39)
Income from operations	(8,351)	(10,921)
Intersegment services fees earned	16	21
Adjusted EBITDA from non-deployment businesses	$3,348	$4,752

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three and nine months ended December 31, 2013 and 2012, the Company has not made any revisions to estimated useful lives.

GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its CEG goodwill reporting unit.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

For further details on the Company's process for evaluating goodwill for impairment, refer to the Company's Form 10-K.

As of December 31, 2013 and March 31, 2013, the Company's goodwill from continuing operations of $8,542 was all part of its Content & Entertainment segment.

As of December 31, 2013, the Company’s finite-lived intangible assets consisted of customer relationships and agreements, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three and nine months ended December 31, 2013 and 2012, no impairment charge for finite-lived intangible assets from continuing operations was recorded.

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

Movie Cost Amortization
Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 5 years of a movie’s initial theatrical release date. Movie cost amortization is a component of direct operating costs within the condensed consolidated statements of operations.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped screens, the growing demand for software to power these screens and drive other efficiencies and the demand for entertainment content in both theatrical and home ancillary markets. According to the Motion Picture Association of America, during 2012 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 130,000 screens worldwide, of which approximately 36,000 of the domestic screens were equipped with digital cinema technology, and 12,553 of those screens contained our Systems and software. The Company's North American digital deployment period ended at January 31, 2013 other than for a modest special program for drive-in theatres. We have deployed 3,724 screens in our Phase I Deployment, and through December 31, 2013 have deployed 8,829 Phase 2 DC Systems. To date, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. The expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2013, the outstanding principal balance of the KBC Facilities was $37.0 million.

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

In October 2013, the Company entered into a credit facility led by Société Générale, New York Branch where the Company borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which $15.0 million were drawn upon in connection with the GVE Acquisition. The credit agreement will be supported by the cash flows of the Company's media library, acquired in connection with the GVE Acquisition.

As of December 31, 2013, we had working capital, defined as current assets less current liabilities, of $8.7 million and cash and cash equivalents and restricted cash totaling $25.6 million.

Operating activities provided net cash of $23.6 million and $24.0 million for the nine months ended December 31, 2013 and 2012, respectively. While the Company expects to recover initial investments in movie acquisition in the next fiscal year, cash flows from VPFs are expected to remain consistent with the current fiscal year. Generally, changes in accounts receivable from our studio customers and others is a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs slightly from our deployment business as we will continue to build receivables, the amount of which will depend upon the success of the theatrical releases, through the end of this fiscal year which the Company expects to collect upon during the first quarter of the next fiscal year. Generally, the Company makes advances towards theatrical releases and expects to recover the initial expenditures within six to twelve months. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters. The changes in the Company's trade accounts payable is also a significant factor, but the Company does not anticipate major changes in payables activity. The Company also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements. We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $50.2 million and $0.4 million for the nine months ended December 31, 2013 and 2012, respectively. The increase is principally due to the GVE Acquisition which occurred in October 2013.

Financing activities provided net cash of $32.0 million and used $24.2 million for the nine months ended December 31, 2013 and 2012 respectively.  Proceeds from the issuance of the Cinedigm Credit Facility in October 2013 and issuances of Class A Common Stock during July 2013 and October 2013 more than offset normal principal reduction of notes payables of during the nine months ended March 31, 2013. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan, the Cinedigm Credit Facility and other existing debt facilities.

We have contractual obligations that include long-term debt consisting of notes payable, credit facilities, non-cancelable long-term capital lease obligations for the Pavilion Theatre, capital leases for information technology equipment and other various computer related equipment, non-cancelable operating leases consisting of real estate leases, and minimum guaranteed obligations under theatre advertising agreements with exhibitors for displaying cinema advertising. The capital lease obligation of the Pavilion Theatre is paid by an unrelated third party, although Cinedigm remains the primary lessee and would be obligated to pay if the unrelated third party were to default on its rental payment obligations.

The following table summarizes our significant contractual obligations as of December 31, 2013:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2014	2015 & 2016		2017 & 2018	Thereafter
Long-term recourse debt (1)	44,775	$18,275	$21,500	500	$5,000	$—
Long-term non-recourse debt (2)	222,111	34,092	64,060		40,462	83,497
Capital lease obligations (3)	6,217	609	1,315		1,253	3,040
Debt-related obligations, principal	$273,103	$52,976	$86,875		$46,715	$86,537

Interest on recourse debt (1)	5,409	$1,835	$2,750		$824	$—
Interest on non-recourse debt (2)	73,339	12,618	22,021		18,456	20,244
Interest on capital leases (3)	5,224	941	1,695		1,384	1,204
Total interest	$83,972	$15,394	$26,466		$20,664	$21,448
Total debt-related obligations	$357,075	$68,370	$113,341		$67,379	$107,985

Total non-recourse debt including interest	$295,450	$46,710	$86,081		$58,918	$103,741
Operating lease obligations (4)	$2,241	$1,151	$888		$202	$—

(1)	Recourse debt includes the Cinedigm Term Loans, Cinedigm Revolving Loans and the 2013 Notes.

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

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's condensed consolidated financial statements as of December 31, 2013. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement, software development, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of software development and marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and 2013 Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The 2013 Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our Software and CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Seasonality

Revenues from our Phase I Deployment and Phase II Deployment segments derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. We believe the seasonality of motion picture exhibition, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year. CEG experiences significant seasonality with revenues and EBITDA concentrated in the December and March quarters due to the impact of the winter holiday season on sales.

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

CINEDIGM CORP.

Date:	February 14, 2014	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 14, 2014	By:	/s/ Adam M. Mizel
Adam M. Mizel Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	February 14, 2014	By:	/s/ John B. Brownson
John B. Brownson Senior Vice President – Accounting & Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	‑‑	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*