Form 10-K
period 2014-03-31
Cinedigm Corp.
filed 2014-06-26
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2014

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.50 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2013, was $64,331,768.  For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 23, 2014, 76,605,147 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about September 16, 2014.

CINEDIGM CORP.

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

In this report, “Cinedigm,” “we,” “us,” “our” and the “Company” refers to Cinedigm Corp. and its subsidiaries unless the context otherwise requires.

PART I

OVERVIEW

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”), and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across theatrical, digital, physical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 movies screens in both North America and several international countries.

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, the Company, through both organic growth and acquisitions, has become a leading distributor of independent content. The Company distributes products for major brands such as the NFL, Discovery Networks, National Geographic and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. Cinedigm collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, xBox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment” or "CEG").  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to over 12,000 movie screens in the Phase I Deployment, Phase II Deployment segments and directly to exhibitors and other third party customers.  Included in these services are financial, asset and other management services for a specified fee via service agreements with exhibitors globally. The Content & Entertainment segment is a market leader in three key area of entertainment content distribution - ancillary market aggregation and distribution, theatrical releasing and branded and curated over-the-top ("OTT") digital entertainment channels and applications.

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

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for the Company's 8,904 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC. The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed Phase 1 DC, a wholly-owned subsidiary of Access Digital Media, Inc. (“AccessDM”), to purchase up to 4,000 Systems for our Phase I Deployment, under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). In December 2007, Phase 1 DC completed its Phase I Deployment with 3,724 Systems installed.

In October 2007, we formed Phase 2 DC for the administration of up to 10,000 additional Systems for our Phase II Deployment, of which a portion of such Systems have been purchased through an indirectly wholly-owned subsidiary, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”).  As of March 31, 2014, Phase II Deployment had 8,904 of such Systems installed.

The business of Phase 1 DC and Phase 2 DC consists of the ownership and licensing of Systems to theatrical exhibitors and the collection of virtual print fees ("VPFs") from motion picture studios and distributors and alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors when content is shown on exhibitors' screens.  We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema.  As part of Phase 1 DC's Phase I Deployment of Systems, Phase 1 DC has agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing Phase 1 DC to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment on 3,724 Systems.  Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Cinedigm's Content and Entertainment Group (see Content and Entertainment section below).

In connection with the Phase II Deployment, Phase 2 DC has entered into digital cinema deployment agreements with eight motion picture studios and certain smaller independent studios and exhibitors for the distribution of digital movie releases to motion picture exhibitors equipped with Systems, and providing for payment of VPFs to Phase 2 DC and Cinedigm Digital Funding 2, LLC ("CDF2"). As of March 31, 2014, Phase 2 DC also entered into master license agreements with 434 exhibitors and CDF2 covering a total of 8,992 screens, whereby the exhibitors agreed to the placement of Systems as part of the Phase II Deployment. As of March 31, 2014, the Company has 8,904 Phase 2 DC Systems installed, including 6,401 screens under the exhibitor-buyer structure ("Exhibitor-Buyer Structure"), 1,049 screens covering 10 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,431 screens covering 17 exhibitors through CDF2, and 23 screens under other arrangements with 2 exhibitors.

Exhibitors paid an installation fee of up to $2 thousand per screen out of the VPFs collected by the Company's Digital Cinema Services division. The Company manages the billing and collection of VPFs and remits all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected. For Systems covered under the Exhibitor-Buyer Structure and CDF2, the Company has no debt, property and equipment, financing costs or depreciation recorded to its consolidated financial statements. Cinedigm will continue through June 30, 2014 to deploy Systems under the Exhibitor-Buyer Structure through "drive-in" theatres and will continue to seek further opportunities internationally. For Phase 2 DC Systems the Company owns and finances on a non-recourse basis, it typically receives a similar up to $2 thousand installation fee and an ongoing administrative fee that will approximate up to 10% of VPFs collected.

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

Phase 2 DC's agreements with distributors require the payment of VPFs for ten years from the date each system is installed, however, Phase 2 DC may no longer collect VPFs once “cost recoupment”, as defined in the contracts with movie studios and distributors, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the four-year rollout period and thereafter.  Furthermore, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to Phase 2 DC.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Customers

Digital Cinema customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2014, six customers, 20th Century Fox, Disney Worldwide Services, Lionsgate, Sony Pictures Releasing Corporation, Universal Pictures and Warner Brothers, each represented approximately 10% or more of Phase 1 DC's revenues and together generated 71%, 71% and 35% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively. No Phase 1 DC or Phase 2 DC customers comprised more than 10% of the Company's consolidated accounts receivable. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2015.

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

SERVICES

The Digital Cinema Services (“Services”) division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. This segment services the Company's 3,724 screens in the Phase 1 deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The segment also provides services to the 8,904 Phase 2 Systems deployed as of March 31, 2014. Services typically receives a monthly service fee that approximates up to 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of the Company's Phase 2 agreements with the motion picture studios, and additionally, are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Any unpaid services fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. These fees are not recognized as income or accrued as an asset on the Company's balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid.

In February 2013,  we assigned to our wholly-owned subsidiary, Cinedigm DC Holdings LLC (“DC Holdings LLC”), the (i) right and obligation to service the digital cinema projection systems from the Phase I Deployment and certain systems that were part of the Phase II Deployment, (ii) delegated to DC Holdings the right and obligation to service certain other systems that were part of the Phase II Deployment and (iii) assigned to DC Holdings LLC the right to receive servicing fees from the Phase I and Phase II Deployments.  We also transfered to DC Holdings certain of our operational staff whose responsibilities and activities relate solely to the conduct of such servicing business and to provide DC Holdings LLC with the right to use the supporting software and other intellectual property associated with the operation of the servicing business.  DC Holdings entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”) which restricts DC Holdings LLC and its subsidiaries (including CDF I) from, among other things, (with certain specified exceptions):

•	making investments;

•	making capital expenditures beyond certain limits;

•	incurring other indebtedness or liens;

•	engaging in a new line of business;

•	entering into or amending certain agreements and contracts;

•	selling or disposing of assets;

•	acquiring, consolidating with, or merging with or into other companies; and

•	entering into transactions with affiliates.

Finally, Services has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia to service up to 875 screens and is currently servicing 496 screens as of March 31, 2014. Services is exploring other similar international servicing partnerships in additional geographic locations.

Customers

For the fiscal year ended March 31, 2014 no customer comprised more than 10% of Services' revenues or accounts receivable.

Competition

Services faces limited competition domestically in its digital cinema services business as the major Hollywood movie studios have only signed digital cinema deployment agreements (“DCDAs”) with five entities, including the Company, and the deployment period in North America is now complete. The other entities with all such agreements include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group ("Regal"), AMC Entertainment Holdings, Inc. ("AMC") and Cinemark Holdings, Inc. ("Cinemark") focused on managing the conversions of those three exhibitors; Sony Digital Cinema to support the deployment of Sony projection equipment; Christie to support the deployment of Christie equipment; and GDC, Inc ("GDC") to support the deployment of GDC equipment. The Company has a significantly greater market share than all other competitors beyond the DCIP consortium which services a total of approximately 16,000 total screens representing its consortium members.

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

CONTENT & ENTERTAINMENT

CEG is a leader in the digital distribution revolution that is transforming the independent content landscape, and is uniquely positioned to benefit from all aspects of the revolution, from distribution in theatres to home, mobile and emerging platforms, including iTunes, Amazon Prime, Netflix, Hulu, xBox, Playstation, and cable VOD, as well as DVD, and Blu-ray (including Ultraviolet). CEG has focused its activities on three main areas of business: (i) Aggregation and distribution of content libraries in the home entertainment market; (ii) theatrical and subsequent home entertainment releasing of newly acquired independent movies; and (iii) the creation and launching of branded, curated OTT digital entertainment channels and applications. With these three complementary entertainment distribution capabilities, Cinedigm is capitalizing on the key drivers of value we believe critical to success in content distribution going forward.

On April 20, 2012, the Company acquired Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders, and was integrated into the Company's Content & Entertainment segment.

On October 21, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CEG"), a newly-formed, wholly-owned subsidiary of the Company, acquired from Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) their division ("GVE") that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”). The Company agreed to an aggregate purchase price of $51.5 million, subject to a working capital adjustment, with (i) $47.5 million paid in cash and 666,978 shares of Class A Common Stock valued at $1.0 million issued upon the closing of the GVE Acquisition, and (ii) $3.0 million to be paid on a deferred basis, of which $1.0 million was paid during the fiscal year ended March 31, 2014 and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. The working capital adjustment, if any, related to the purchase price has not yet been finalized between the Company and the sellers of GVE. Pending final resolution, such working capital adjustment will be recorded as adjustments to purchase considerations during the fiscal year ending March 31, 2015. Upon the closing of the GVE Acquisition, GVE became part of the Company's Content & Entertainment segment.

Theatrical releasing

As of June 18, 2014, we have acquired 25 titles for theatrical release, ranging from drama to horror to documentaries. Our goal is to acquire 12 to 15 new movies per year. CEG acquires finished movies at film festivals and industry screenings with recent acquisitions including Night Movies with Jesse Eisenberg, Dakota Fanning and Stellan Skarsgard, Open Windows with Elijah Wood and Sasha Grey and Song One produced by and starring Anne Hathaway. CEG has also recently entered into guaranteed multi-year distribution partnerships with established producers who each agree to provide CEG with three to five new releases per annum. Examples of recent partnerships include:

•
Rapid Eye Films - CEG signed a multi-picture distribution and production output deal for North America encompassing 15 films. Rapid Eye Film will produce, co-produce or acquire three to four genre-centric films per year. while CEG will handle the theatrical and home entertainment release and distribution strategy for each picture, with Rapid Eye Film producing and managing the marketing;

•	Viva Pictures Distribution - CEG acquired ANTBOY, a highly acclaimed Danish film directed by Ask Hasselbalch, as the first of a multi-picture, multi-year deal; and

•
VMI Worldwide - CEG signed a multi-picture distribution and production output deal where VMI Worldwide will produce, co-produce or acquire four genre-centric films per year during the duration of the deal while CEG will handle the theatrical and home entertainment release and distribution strategies along with the marketing campaigns for each picture.

Distribution and Aggregation

As the leading distributor and aggregator of independent content, CEG maintains a significant library of distribution rights totaling in excess of 52,000 movies and television episodes across all media and grows this library annually through new rights acquisitions. We deliver nearly 10,000 digital properties to 20 platforms across seven territories for more than 900 licensors.

CEG has a competitive advantage over many independent distributors as it maintains direct sales relationships with all major physical and digital retailers, including but not limited to Walmart, Target, Kmart, Sam’s Club and Costco for physical sales and iTunes, Netflix, Amazon, Hulu, Vudu, xBox, and Playstation for digital sales. This direct access provides CEG with the most competitive pricing and marketing support from retailers which enables it to deliver superior sell through and revenues to content owners.

OTT Entertainment Channels/Applications

CEG believes that the industry is at the very beginning of an explosion of new networks that will enable content suppliers to directly reach audiences on all connected devices via various mobile platforms, connected televisions and the Internet. Most connected platforms, such as Samsung, Microsoft xBox, Sony Playstation, AppleTV, Roku, as well as other mobile devices offer a limited number of curated applications targeted at avid audiences. CEG sees a significant opportunity for growth on these platforms given our extensive library of digital rights and strong interest from our digital partners. CEG is developing a number of proprietary niche advertising-VOD and premium subscription VOD channels over the next one to three years leveraging our existing libraries. CEG's first channel, Docurama, launched in May 2013 with a seven documentary slate release in select movie theaters, along with the launch of a premium YouTube subscription channel and our first OTT application. Docurama expanded and is now available on over 165 million devices. CEG announced its second channel, CONtv, in partnership with ComicCon (OTCBB: WW) to target the fanboy / fangirl / gamer community. Wizard World is the largest operator of Comic Cons in North America with 16 Wizard World Comic Con conventions scheduled during 2014, with a broader schedule of over 25 Comic Con's planned for 2015. The conventions bring communities together to celebrate their favorite films, TV shows, celebrities, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. CEG expects to launch CONtv in Fall 2014. CEG announced is third channel, Dove Television, in partnership with the Dove Foundation, the leading service to rate content for its family friendly appropriateness, to target the family and faith-based market places. CEG intends to launch three to four channels per year following the Wizard World model in which CEG creates joint ventures with established brands that can accelerate channel launches and reduce costs and risk by contributing their brand, existing consumer relationships, marketing support and/or original programming.

Intellectual Property

There is no intellectual property related to our Content & Entertainment segment.

Customers

For the fiscal year ended March 31, 2014, two customers, Walmart and Amazon represented 10% or more of CEG's revenues and one of these customers represented approximately 11% of the Company's consolidated revenues for the fiscal year ended March 31, 2014.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are.

The Company views the following as its principal competition in its content and entertainment segment:

•	Anchor Bay Entertainment;

•	Crunchyroll;

•	Entertainment One (eOne);

•	Image Entertainment, Inc.;

•	IFC Entertainment;

•	Lionsgate Entertainment;

•	Magnolia Pictures;

•	Roadside Attractions LLC; and

•	The Weinstein Company.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2014, the Company made the strategic decision to discontinue and exit its software business, Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), the Company's direct, wholly-owned subsidiary. Management concluded that it would be in the best interests of shareholders for the Company’s focus to be toward its CEG business unit. Further, management believed that Software, which was previously included in our Services segment, no longer yielded the same synergies across the Company’s businesses as once existed and with the expansion of our content distribution business, we often were in competition with Software customers.

As a consequence, it was determined that Software met the criteria for classification as held for sale/discontinued operations. As such, Software has been adjusted to reflect fair value of its net assets and the consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect, for all periods presented, the adjustments resulting from these changes in classification for discontinued operations. See Note 3 to the Consolidated Financial Statements within Item 8, "Financial Statements and Supplementary Data" for further information.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2014, we had 179 employees, of which 11 are part-time and 168 are full-time.  Of our full-time employees, 34 are in sales and marketing, 42 are in operations, 13 are in research and development, 28 are in technical services, and 51 are in executive, finance and administration. Excluding employees who are part of discontinued operations, we had 147 full-time employees as of March 31, 2014.

AVAILABLE INFORMATION

The Company's Internet website address is www.cinedigm.com. The Company will make available, free of charge at the “About Us - Investor Relations - Financial Information” section of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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
Our credit agreement (the "Cinedigm Credit Agreement") with Société Générale ("SG") and certain other lenders contains certain restrictive covenants that restrict the Company and certain of its subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Cinedigm Credit Agreement is with full recourse to the Company and to certain of its subsidiaries that guaranteed the Company's obligations, including Cinedigm Entertainment Holdings, LLC, Hollywood Software, Inc. and Vistarchiara Productions, Inc.

Our Phase I credit agreement (the "Phase I Credit Agreement") with SG and certain other lenders contains certain restrictive covenants that restrict our indirect subsidiary, Cinedigm Digital Funding I, LLC ("CDF I") and its subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase I Credit Agreement is non-recourse to the Company and our other subsidiaries.

In February 2013, Cinedigm DC Holdings LLC ("DC Holdings LLC"), our wholly-owned subsidiary to which we transferred our business of servicing digital cinema projection systems, entered into a term loan agreement (the "Prospect Loan") with Prospect Capital Corporation ("Prospect") which restricts DC Holdings LLC and its subsidiaries (including CDF I) from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Prospect Loan is non-recourse to the Company and our other subsidiaries, except for Access DM (which is a wholly-owned subsidiary of DC Holdings LLC) and Access Digital Cinema Phase 2, Corp. ("ADCP2"), each of which guaranteed the obligations of DC Holdings LLC to Prospect. In addition, the Company provided a limited recourse guaranty pursuant to which the Company guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan.

Our indirect subsidiary, Phase 2 B/AIX has entered into several credit agreements (the "KBC Agreements") with KBC pursuant to which KBC has financed the acquisition of digital cinema projection systems purchased from Barco, Inc. to be installed at various theatre locations. The KBC Agreements are non-recourse to the Company and its subsidiaries other than Phase 2 B/AIX and are consolidated by the Company similarly to CDF I. The KBC Agreements restrict Phase 2 B/AIX from, among other things, (with certain specified exceptions) incurring liens, disposing of certain assets outside the ordinary course of business, merging or consolidating with other entities, changing its line of business and making payments (including dividends) to affiliates. In October, 2011, we began earning fees under a management services agreement with CDF2 Holdings, an indirect wholly-owned, non-consolidated variable interest entity that is intended to be a special purpose, bankruptcy remote entity, and CDF 2, a wholly-owned subsidiary of CDF2 Holdings. The revenues under this management service agreement were assigned to DC Holdings LLC as of February 28, 2013. CDF2 financed certain digital systems under its credit agreement with SG and certain other lenders (the "Phase II Credit Agreement"). The Phase II Credit Agreement contains certain restrictive covenants that restrict CDF2 Holdings, CDF 2 and their subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase II Credit Agreement is non-recourse to the Company and our other subsidiaries. The digital cinema projection systems that CDF 2 partially finances by borrowing under the Phase II Credit Agreement are acquired directly from the manufacturers and are sold to and leased back by CDF 2 Holdings from

CHG-Meridian U.S. Finance, Ltd. ("CHG") pursuant to a Master Lease Agreement and related documents (the "CHG Lease"). The CHG Lease contains certain restrictive covenants that restrict CDF2 Holdings from, among other things, (with certain specified exceptions) incurring liens on the leased digital cinema systems and from subleasing, assigning, modifying or altering such systems. The CHG Lease is non-recourse to the Company and our other subsidiaries. CDF 2 Holdings is not consolidated by the Company, as the Company does not exercise control over CDF 2 Holdings. CDF2 Holdings is managed and controlled exclusively by the three managers, including, a third party, which also has a variable interest in CDF2 Holdings, along with an independent third party manager, that must approve, among other things, the annual operating budget and capital budget, engaging in new business or activities and certain transactions that significantly impact CDF 2 Holdings' economic performance. The Company's risk is limited to our initial investment and revenues that could be earned under the management services agreement (which revenues have, as mentioned above, been assigned to DC Holdings LLC).

We face the risks of doing business in new and rapidly evolving markets and may not be able successfully to address such risks and achieve acceptable levels of success or profits.
We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets, including:

•	limited operating experience;
•	net losses;
•	lack of sufficient customers or loss of significant customers;
•	a changing business focus; and
•	difficulties in managing potentially rapid growth.

We expect competition to be intense: if we are unable to compete successfully, our business and results of operations will be seriously harmed.
The markets for the digital cinema business and the content distribution business are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or capabilities similar to ours may compete with our business. Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from competitors.
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
Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and involves assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

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

Our substantial non-recourse debt and our recourse debt and lease obligations could impair our financial flexibility and restrict our business significantly.
We now have, and will continue to have, significant debt obligations. In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed Term Loans in the aggregate amount of $25.0 million and may borrow revolving loans and have letters of credit issued in an aggregate amount at any one time outstanding not to exceed $30.0 million. The obligations under the Cinedigm Credit Agreement are with full recourse to the Company and to certain of its subsidiaries that guaranteed the Company's obligations, including Cinedigm Entertainment Holdings, LLC, Hollywood Software, Inc. and Vistarchiara Productions, Inc. As of March 31, 2014, principal amounts outstanding under the Cinedigm Credit Agreement were $39.6 million. Additionally, in October 2013 the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain investors party thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”). The sales were consummated on October 21, 2013. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including to finance, in part, the GVE Acquisition.
As of March 31, 2014, total non-recourse loan principal amounts due was $198.6 million, and is not guaranteed by the Company or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, Phase 2 B/AIX with respect to the KBC Agreements. In connection with the Prospect Loan, the Company provided a limited recourse guaranty pursuant to which the Company guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan.

We also had capital lease obligations covering a facility and computer equipment with an aggregate principal amount of $6.1 million as of March 31, 2014. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it has not been operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to remain with the Company as of March 31, 2014. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser who makes all payments related to the lease and as such, the Company has no continuing involvement in the operation of the Pavilion Theatre.
In February 2013, DC Holdings LLC, our wholly-owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly-owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130.0 million of which $5.0 million was assigned to DC Holding LLC. Phase 2 B/AIX, our indirect wholly-owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $65.3 million in the aggregate. As of March 31, 2014, the outstanding principal balance under the KBC Agreements was $35.0 million in the aggregate.
The obligations and restrictions under the Cinedigm Credit Agreement, the Phase I Credit Agreement, the Prospect Loan, the KBC Agreements and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and
•
requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

CDF 2 and CDF2 Holdings are our indirect wholly-owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF 2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2014, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $50.4 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate. These facilities are non-recourse to the Company and our subsidiaries, excluding the Company's VIE, CDF 2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF 2 and CDF 2 Holdings are important to the Company with respect to the success of its Phase II Deployment, the Company's financial exposure related to the debt of CDF 2 and CDF2 Holdings is limited to the $2.0 million initial investment it made into CDF 2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2014 was $2.7 million. The Company has no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, the Company carried its investment in Holdings at $0.
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

The agreements governing the financing of our Phase I Deployment and part of our Phase II Deployment, the Cinedigm Credit Agreement and the Prospect Loan impose certain limitations on us.
The Cinedigm Credit Agreement restricts the ability of the Company and its subsidiaries that have guaranteed the obligations under the Cinedigm Credit Agreement, subject to certain exceptions, to, among other things:

•	make certain capital expenditures and investments;
•	incur other indebtedness or liens;
•	create or acquire subsidiaries which do not guarantee the obligations or foreign subsidiaries;
•	engage in a new line of business;
•	pay dividends;
•	sell assets;
•	amend certain agreements;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.
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
Based on our current level of operations, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least June 30, 2015. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2014, we had negative working capital, defined as current assets less current liabilities, of $5.0 million, and cash and cash equivalents and restricted cash totaling $57.0 million; we had an accumulated deficit of $268.7 million; however, during the fiscal year ended March 31, 2014, we generated $39.6 million of net cash from operating activities.
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
As of March 31, 2014, our directors, executive officers and principal stockholders, those known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, beneficially own, directly or indirectly, in the aggregate, approximately 42.1% of our outstanding Class A common stock. In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 199,615 shares of Class A common stock and has stock options to purchase 6,000,000 shares of Class A common stock. 4,500,000 of such options are vested and 1,500,000 of such options vest in thirds in March of each of 2015, 2016 and 2017.

If all the options were exercised, Mr. McGurk would own 6,199,615 shares or approximately 7.5% of the then-outstanding Class A common stock. In addition, an affiliate of Sageview Capital L.P. ("Sageview") owns 216,109 shares of Class A common stock and warrants to purchase 16,000,000 shares of Class A common stock. If such warrants are exercised, Sageview would own 16,216,109 shares or approximately 17.5% of the then-outstanding Class A common stock. Laura Nisonger Sims, a member of our board of directors, is a principal of Sageview.
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
Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant "key person" life insurance policies for any of our employees. We have entered into employment agreements with four of our top executive officers, one of which will terminate within the next 12 months unless renewed. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.

If the market price of the Class A common stock declines, we may not be able to maintain our listing on the Nasdaq Global Market which may impair our financial flexibility and restrict our business significantly.
The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Class A common stock. The Class A common stock is presently listed on Nasdaq. Although we are not currently in jeopardy of delisting, we cannot assure you that we will meet the criteria for continued listing and the Class A common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Class A common stock is delisted from Nasdaq, we may face a lengthy process to re-list the Class A common stock, if we are able to re-list the Class A common stock at all, and the liquidity that Nasdaq provides will no longer be available to investors.

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
The demand for our Systems and other assets in connection with our digital cinema business (collectively, our "Digital Cinema Assets") may be affected by future advances in technology and changes in customer demands. We cannot assure you that there will be continued demand for our Digital Cinema Assets. Our profitability depends largely upon the continued use of digital presentations at theatres. Although we have entered into long term agreements with major motion picture studios and independent studios (the "Studio Agreements"), there can be no assurance that these studios will continue to distribute digital content to movie theatres. If the development of digital presentations and changes in the way digital files are delivered does not continue or technology is used that is not compatible with our Systems, there may be no viable market for our Systems and related products. Any reduction in the use of our Systems and related products resulting from the development and deployment of new technology may negatively impact our revenues and the value of our Systems.
The demand for DVD products are declining, and we anticipate that this decline will continue. We anticipate, however, that the distribution of DVD products will continue to generate positive cash flows for the Company. Should a decline in consumer demand be greater than the Company anticipates, our business could be adversely affected.

We have concentration in our digital cinema business with respect to our major motion picture studio customers, and the loss of one or more of our largest studio customers could have a material adverse effect on us.

Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC.  Together these studios generated 71%, 71%, and 35% of Phase 1 DC's, Phase 2 DC's and our consolidated revenues, respectively, for the fiscal year ended March 31, 2014.

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

The master license agreements with each of our licensed exhibitors (the "MLAs") are critical to our business as are master license administrative agreements (the "MLAAs"). The MLAs have terms which expire in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems which may require additional capital expenditures. If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. Additionally, termination of MLAAs could adversely impact our servicing business.

We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.

Approximately 64% of Phase 1 DC's Systems and 19% of total systems are under MLA in theatres owned or operated by one large exhibitor. The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs. Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres. If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.

An increase in the use of alternative movie distribution channels and other competing forms of entertainment could drive down movie theatre attendance, which, if causing significant theatre closures or a substantial decline in motion picture production, may lead to reductions in our revenues.

Various exhibitor chains which are the Company's distributors face competition for patrons from a number of alternative motion picture distribution channels, such as DVD, network and syndicated television, VOD, pay-per-view television and downloading utilizing the Internet. These exhibitor chains also compete with other forms of entertainment competing for patrons' leisure time and disposable income such as concerts, amusement parks and sporting events. An increase in popularity of these alternative movie distribution channels and competing forms of entertainment could drive down movie theatre attendance and potentially cause certain of our exhibitors to close their theatres for extended periods of time. Significant theatre closures could in turn have a negative impact on the aggregate receipt of our VPF revenues, which in turn may have a material adverse effect on our business and ability to service our debt.
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
Our success depends on external factors in the motion picture and television industry.

Our success depends on the commercial success of movies and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each movie and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of movies and television programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of movies and television programs also depends upon the quality and acceptance of movies or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a movie's or television program's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new content acquisition and investment opportunities. We cannot make assurances that movies and television programs will obtain favorable reviews or ratings, will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for:

•	defamation;
•	invasion of privacy;
•	negligence;
•	copyright or trademark infringement (as discussed above); and
•	other claims based on the nature and content of the materials distributed.
These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The acquisition restrictions contained in our certificate of incorporation, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.
We have experienced, and may continue to experience, substantial operating losses, and under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), and rules promulgated by the Internal Revenue Service, we may "carry forward" these net operating losses ("NOLs") in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us. If, however, we experience a Section 382 ownership change, our ability to use the NOLs will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

To reduce the likelihood of an ownership change, we have established acquisition restrictions in our certificate of incorporation. The acquisition restrictions in our certificate of incorporation are intended to restrict certain acquisitions of the Class A common stock to help preserve our ability to utilize our NOLs by avoiding the limitations imposed by Section 382 and the related Treasury regulations. The acquisition restrictions are generally designed to restrict or deter direct and indirect acquisitions of the Class A common stock if such acquisition would result in a shareholder becoming a "5-percent shareholder" (as defined by Section 382 and the related Treasury regulations) or increase the percentage ownership of Company stock that is treated as owned by an existing 5-percent shareholder.
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
The acquisition restrictions also require any person attempting to become a holder of 5% or more of the Class A common stock, as determined under Section 382, to seek the approval of our Board. This may have an unintended "anti-takeover" effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the acquisition restrictions have the effect of restricting a stockholder's ability to dispose of or acquire the Class A common stock, the liquidity and market value of the Class A common stock might suffer. The acquisition restrictions may be waived by our Board. Stockholders are advised to monitor carefully their ownership of the Class A common stock and consult their own legal advisors and/or Company to determine whether their ownership of the Class A common stock approaches the proscribed level.

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
In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more "5-percent shareholders," as defined in the Section 382 and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation's stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.
If we were to experience an ownership change, we could potentially have, in the future, higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to us. Therefore, we have adopted the acquisition restrictions set forth in Article Fourth of our certificate of incorporation in order to reduce the likelihood that we will experience an ownership change under Section 382. There can be no assurance, however, that these efforts will deter or prevent the occurrence of an ownership change and the adverse consequences that may arise therefrom, as described above under the risk factor titled "The acquisition restrictions contained in our certificate of incorporation, which are intended to help preserve our net operating losses, may not be effective or may have unintended negative effects."

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

ITEM 2.  PROPERTY

Our segments operated from the following leased properties at March 31, 2014.

Deployment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Phase 1 DC (1)
Phase 2 DC (1)

Content & Entertainment

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
CEG	Century City, California	Administrative offices	January 2017 (4)	10,623
	Century City, California	Administrative offices	December 2014 (5)	17,172
	Manhattan Borough of New York City	Executive and administrative offices	April 2016 (7)	11,200

Corporate

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Cinedigm	Manhattan Borough of New York City	Executive and administrative offices	April 2016 (7)	11,200

Discontinued operations

Operations of:	Location:	Facility Type:	Expires:	Square Feet:
Pavilion Theatre	Brooklyn Borough of New York City	Nine-screen digital movie theatre	July 2022 (2)	31,120
Data Center (6)	Brooklyn Borough of New York City	IDC facility	January 2016 (3)	30,520
Software	Woodland Hills, California	Administrative and technical offices	August 2014	6,726

(1)	Employees share office space with CEG in Century City, California and New York, New York.

(2)
There is no lease renewal provision.  In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, will not be operated by the Company. The Company has remained the primary obligor on the Pavilion capital lease and entered into a separate sublease agreement with the third party to sublet the Pavilion Theatre.

(3)	There is no lease renewal provision.

(4)	In addition to CEG, various departments within the Company also occupy space at this location.

(5)	Short term lease to accommodate added personnel from GVE Acquisition.

(6)
Since May 1, 2007, the IDC facility has been operated by FiberMedia, consisting of unrelated third parties, pursuant to a master collocation agreement. FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

(7)	Leased property assumed following the acquisition of New Video in April 2012. A total of 11,200 square feet are split between Content and Entertainment and Corporate.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“NASDAQ”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by NASDAQ for the periods indicated:

	For the Fiscal Year Ended March 31,
	2014		2013
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$1.63	$1.40	$1.80	$1.32
July 1 – September 30	$1.54	$1.36	$1.52	$1.11
October 1 – December 31	$2.31	$1.46	$1.58	$1.22
January 1 – March 31	$3.19	$2.05	$1.73	$1.30
The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on June 23, 2014 was $2.97 per share.  As of June 23, 2014, there were 93 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

No shares of Class B Common Stock are currently outstanding. On September 13, 2012, after receiving approval of its stockholders at the annual meeting of stockholders held on September 12, 2012, the Company amended its Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors. The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. Prior to September 2010, the Company was prohibited under the terms of a term loan with Sageview to make such payments. There were $89 of cumulative dividends in arrears on the Preferred Stock at March 31, 2014.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2014.  We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2014	2013	2012	2011	2010
Revenues	$104,328	$81,092	$68,363	$54,225	$47,625
Direct operating (exclusive of depreciation and amortization shown below)	28,920	8,515	3,468	2,327	3,388
Selling, general and administrative	26,333	20,805	13,625	10,904	9,241
Provision for doubtful accounts	394	478	459	117	—
Restructuring, transition and acquisitions expenses, net	1,533	857	1,811	1,403	—
Depreciation and amortization of property and equipment	37,289	36,359	35,715	31,771	29,637
Amortization of intangible assets	3,473	1,538	278	315	315
Total operating expenses	97,942	68,552	55,356	46,837	42,581
Income from operations	6,386	12,540	13,007	7,388	5,044

Interest income	98	48	140	154	312
Interest expense	(19,755)	(28,314)	(29,899)	(26,991)	(33,583)
Debt prepayment fees	—	(3,725)	—	—	—
(Loss) gain on extinguishment of notes payable	—	(7,905)	—	(4,448)	10,744
(Loss) income on investment in non-consolidated entity	(1,812)	322	(510)	—	—
Other income (expense), net	444	654	912	(419)	(568)
Change in fair value of warrant liability	—	—	—	3,142	2,994
Change in fair value of interest rate derivatives	679	1,231	200	(1,326)	(8,463)
Loss from continuing operations before benefit from income taxes	(13,960)	(25,149)	(16,150)	(22,500)	(23,520)
Benefit from income taxes	—	4,944	—	—	—
Loss from continuing operations	(13,960)	(20,205)	(16,150)	(22,500)	(23,520)
Loss from discontinued operations	(11,904)	(861)	(3,194)	(7,358)	(5,988)
(Loss) gain on sale of discontinued operations	—	—	(3,696)	622	—
Net loss	(25,864)	(21,066)	(23,040)	(29,236)	(29,508)
Preferred stock dividends	(356)	(356)	(356)	(394)	(400)
Net loss attributable to common shareholders	$(26,220)	$(21,422)	$(23,396)	$(29,630)	$(29,908)
Basic and diluted net loss per share from continuing operations	$(0.25)	$(0.43)	$(0.46)	$(0.74)	$(0.83)
Shares used in computing basic and diluted net loss per share (1)	57,084,319	47,517,167	36,259,036	30,794,102	28,624,154

(1)
For all periods presented, the Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2014	2013	2012	2011	2010
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$56,966	$20,199	$33,071	$22,979	$24,193
Working (deficit) capital	$(5,002)	$(17,497)	$2,755	$2,110	$(2,599)
Total assets	$345,998	$281,459	$287,517	$292,997	$280,331
Notes payable, non-recourse	$198,604	$237,909	$170,989	$192,554	$173,301
Total stockholders' equity (deficit)	$10,227	$(17,314)	$(11,473)	$1,787	$11,292
Other Financial Data (At Period End):
Net cash provided by operating activities	$39,594	$29,369	$39,938	$30,075	$9,948
Net cash used in investing activities	$(52,009)	$(4,250)	$(17,315)	$(41,067)	$(19,394)
Net cash provided by (used in) financing activities	$49,182	$(29,514)	$(15,528)	$12,646	$2,712

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

OVERVIEW

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across theatrical, digital, physical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 movies screens in both North America and several international countries.

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, the Company, through both organic growth and acquisitions, has become a leading distributor of independent content. The Company distributes products for major brands such as the NFL, Discovery Networks, National Geographic and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. Cinedigm collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including, but not limited to iTunes, Amazon Prime, Netflix, Hulu, xBox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray.

The Company reports its financial results in four primary segments as follows: (1) Phase I Deployment, (2) Phase II Deployment, (3) Services and (4) Content & Entertainment.  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's Systems installed in North American movie theatres.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content &

Entertainment segment is a market leader in three key area of entertainment content distribution - ancillary market aggregation and distribution, theatrical releasing and branded and curated OTT digital entertainment channels and applications.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
GVE
CDFI
Holdings
NVG
Phase 2 B/AIX

We have incurred consolidated net losses, including the results of our non-recourse deployment subsidiaries, of $25.9 million and $21.1 million during the fiscal years ended March 31, 2014 and 2013, respectively, and we have an accumulated deficit of $268.7 million as of March 31, 2014. Included in our consolidated net losses were net restructuring, transition and acquisitions expenses of $1.5 million and $0.9 million during the fiscal years ended March 31, 2014 and 2013, respectively. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2015 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at March 31, 2014, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least June 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the fiscal years ended March 31, 2014 and 2013, the Company has neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on its property and equipment. During the fiscal year ended March 31, 2013, the Company reduced its capital lease obligation resulting from an amended sub-lease agreement in January 2013, through which an unrelated third party purchaser pays the capital lease and the Company is the primary obligor.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its goodwill reporting unit, CEG.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date. As discussed in Note 1 to the Company's consolidated financial statements in Item 8, goodwill increased during the fiscal year ended March 31, 2014 as a result of the Gaiam Acquisition.

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

The Company applies the applicable accounting guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.

The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.

For reporting units where we decide to perform a qualitative assessment, Company management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenues and gross margins, which vary among reporting units. The market participant based weighted average cost of capital for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, industry risk and size.

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

During the annual testing of goodwill for the fiscal year ended March 31, 2014, management performed the quantitative assessment for its CEG reporting unit, the only reporting unit with goodwill. In determining fair value using various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimate the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the annual impairment test should not be construed as earnings guidance or long-term projections and are typically more conservative projections. The assumptions include growth rates in adjusted EBITDA that are derived from the Company's budget and projections for the fiscal years ended March 31, 2015 of approximately $8.4 million with growth rates of 66% and 13% for the fiscal years ended March 31, 2016 and 2017, respectively, and a flat growth rate for goodwill testing purposes of approximately 5% for CEG for the fiscal years thereafter through the fiscal year ending March 31, 2019. Further, we assumed a market-based weighted average cost of capital of 13% for CEG to discount cash flows and a blended federal and state tax rate of 40%.

The fair value of the CEG reporting unit as calculated for goodwill testing purposes exceeded its carrying value, inclusive of goodwill of $25.5 million, by over 43%. Thus, a potential future decrease in the fair value of this reporting unit would have a carrying value in excess of the fair value. As such, no further analysis of the CEG reporting unit was required and no goodwill impairment was recorded for the fiscal year ended March 31, 2014 and 2013. There is, however, a significant risk of future impairment if management's expectations of future cash flows are not achieved.

DEFINITE-LIVED INTANGIBLE ASSETS

As of March 31, 2014, the Company’s finite-lived intangible assets consisted of customer relationships, supplier agreements, content libraries, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the fiscal years ended March 31, 2014 and 2013, no impairment charge for finite-lived intangible assets was recorded within continuing operations.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

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
Revenue is deferred in cases where a portion or the entire contract amount cannot be recognized as revenue due to non-delivery of services. Such amounts are classified as deferred revenue and are recognized as earned revenue in accordance with the Company’s revenue recognition policies described above.

In connection with revenue recognition for CEG, the following are also considered critical accounting policies:

Advances
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which the Company provides content distribution services and such advances are estimated to be fully recoupable as of the consolidated balance sheet date.

Participations payable
The Company records liabilities within accounts payable and accrued expenses on the consolidated balance sheet, that represent amounts owed to studios or content producers for which the Company provides content distribution services for royalties owed under licensing arrangements. The Company identifies and records as a reduction to the liability any expenses that are to be reimbursed to the Company by such studios or content producers.

Movie Cost Amortization
Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 5 years of a movie’s initial theatrical release date. Movie cost amortization is a component of direct operating costs within the consolidated statements of operations.

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

Results of Continuing Operations for the Fiscal Years Ended March 31, 2014 and 2013

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$36,309	$39,646	$(3,337)	(8)%
Phase II Deployment	12,146	12,464	(318)	(3)%
Services	12,558	12,932	(374)	(3)%
Content & Entertainment	43,315	16,050	27,265	170%
	$104,328	$81,092	$23,236	29%
Revenues increased $23.2 million or 29% during the fiscal year ended March 31, 2014 resulting from the organic growth in revenues in Content & Entertainment as well as the GVE Acquisition, partially offset by decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $3.7 million for the fiscal year ended March 31, 2014 as VPFs were reduced due to (i) a reduced releasing calendar in the current fiscal year as compared to the prior fiscal year period as 118 wide titles were released as compared to 135 wide titles in the previous fiscal year; and (ii) constrained booking patterns on many tent-pole and wide studio releases as a crowded release calendar at the peak summer and holiday seasons limited screen space; and (iii) several underperforming blockbuster releases receiving smaller releases than historically common.
In the Services segment, a $0.4 million, or 3%, decrease in revenues was primarily due to (i) the expected reduction in service revenues as the termination of the North American deployment program resulted in $1.3 million of activation fee revenue recognized during the current fiscal year as compared to $3.5 million of activation fees in the prior fiscal year; (ii) reduced VPFs of $4.0 million translating into an approximately $0.4 million reduction in service fees; and (iii) delays in remaining deployments by several international exhibitors to the next fiscal year. These decreases were partially offset by an increase in service fees of $1.2 million due to our international deployment. During the fiscal year ended March 31, 2014, 925 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,904 installed Phase 2 Systems were generating service fees at March 31, 2014 as compared to 7,980 Phase 2 Systems at March 31, 2013. The Company also services an additional 3,724 screens in its Phase I deployment subsidiary. We expect modest growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during the fiscal year ending March 31, 2015 from our 88 international screen backlog; and (ii) secure additional international servicing customers.

The CEG business expanded by $27.3 million, or 170%, year over year, of which $21.3 million is directly attributed to revenues of GVE earned from October 21, 2013 through the end of our fiscal year. Organic growth was driven by expansion in distribution fees earned from (i) recent acquisitions of physical and digital distribution rights of home entertainment titles; (ii) expanded fee revenue and monetization of our library of over 52,000 movies and television episodes; and (iii) revenues from theatrical releases that have reached the home entertainment window.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$766	$459	$307	67%
Phase II Deployment	610	687	(77)	(11)%
Services	380	821	(441)	(54)%
Content & Entertainment	27,164	6,548	20,616	315%
	$28,920	$8,515	$20,405	240%
Direct operating expenses increased by 240% as a result of (i) $10.2 million attributed to the GVE Acquisition during the fiscal year; (ii) increased direct expenses for the expanded CEG home entertainment releasing slate as certain selling, general and administrative expenses were shifted to direct costs due to our outsourced DVD replication and manufacturing partnership with Universal Pictures; and (iii) significant growth in upfront theatrical releasing, marketing and acquisitions costs as CEG released fourteen movies during the current fiscal year versus a single small release in the prior fiscal year.
CEG released fourteen theatrical movies during the current fiscal year which totaled over $8.4 million of upfront releasing costs. In accordance with GAAP, Cinedigm must recognize its upfront content acquisition and marketing expenses at the time of a theatrical release of a movie. This timing difference creates a “J-Curve” and will continue in future periods as we increase our distribution activities. We will also experience an increase in direct operating expenses corresponding with additional revenue growth.
The decrease in the Services segment was primarily related to expense reductions in digital cinema services as the domestic installation period ended.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$328	$92	$236	257%
Phase II Deployment	279	139	140	101%
Services	765	797	(32)	(4)%
Content & Entertainment	14,448	8,308	6,140	74%
Corporate	10,513	11,469	(956)	(8)%
	$26,333	$20,805	$5,528	27%

Selling, general and administrative expenses grew by 27% during the period as strong expense controls and synergies from the GVE Acquisition were relative to the 29% increase in revenues.  The Content & Entertainment segment increased 74% as a result of the GVE Acquisition, which added $5.2 million of expense, and the expansion of our theatrical releasing and marketing teams which we added in the summer and fall of 2012 as well as increased staffing to support the rapid growth in our home entertainment acquisition and distribution volume. The decrease within Corporate reflects ongoing prudent expense management and synergies from the GVE Acquisition

Restructuring, Transition and Acquisitions Expenses, Net

Restructuring, transition and acquisitions expenses, net were $1.5 million and $0.9 million for the fiscal years ended March 31, 2014 and 2013, respectively, and include the following:

•
During the fiscal year ended March 31, 2014, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $1.5 million as a result of workforce reduction and severance and employee-related expenses. Transition expenses of $0.5 million are principally attributed to the integration of GVE. Restructuring expenses were approximately $0.3 million during the fiscal year ended March 31, 2013;

•
Merger and acquisition expenses included in corporate of $3.0 million for the fiscal year ended March 31, 2014 consisted primarily of professional fees and internal expenses directly related to the GVE Acquisition of $2.5 million and $0.5 million, respectively. Merger and acquisition expenses included in corporate for the fiscal year ended March 31, 2013 of $1.3 million include professional fees incurred which pertained to the purchase of New Video which was consummated in April 2012; and

•	A reduction of a contingent liability of $3.4 million and $0.8 million related to the acquisition of New Video for the fiscal years ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$28,549	$28,549	$—	—%
Phase II Deployment	7,523	7,371	152	2%
Services	214	9	205	2,278%
Content & Entertainment	210	72	138	192%
Corporate	793	358	435	122%
	$37,289	$36,359	$930	3%
Depreciation and amortization expense increased $0.9 million or 3%. The increase in the Phase II Deployment segment represents depreciation on the increased number of Phase 2 DC Systems which were not in service during the fiscal year ended March 31,

2013. We expect the depreciation and amortization expense in the Phase II Deployment segment to remain at similar levels as the Phase 2 deployment period has ended and we do not expect to add international Systems that require inclusion on our balance sheet.

Amortization of intangible assets

Amortization of intangible assets increased to $3.5 million for the fiscal year ended March 31, 2014 from $1.5 million, which is attributed to the finite-lives intangible assets added from the GVE Acquisition.

Interest expense

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$15,051	$9,016	$6,035	67%
Phase II Deployment	1,976	2,351	(375)	(16)%
Corporate	2,728	16,947	(14,219)	(84)%
	$19,755	$28,314	$(8,559)	(30)%

Interest expense decreased $8.6 million or 30% due to the interest savings driven by the February 2013 refinancing and the continued repayment of non-recourse and recourse term loan debt as the Company reduced principal outstanding by $42.0 million during the fiscal year ended March 31, 2014. The 67% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the shifting of the Company's corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse Phase I deployment debt was refinanced, expanded and combined with the proceeds of the non-recourse 2013 Prospect Loan to repay the recourse 2010 Note in the Company's Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash.  Corporate interest expense during the fiscal year ended March 31, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
Non-cash interest expense was approximately $0.6 million and $2.1 million for the fiscal year ended March 31, 2014 and 2013, respectively.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives were gains of approximately $0.7 million and $1.2 million for the fiscal year ended March 31, 2014 and 2013, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.
Benefit from income taxes

A net benefit from income taxes of $5.0 million was recorded primarily from the acquisition of New Video during the fiscal year ended March 31, 2013. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2013. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

Loss from discontinued operations

Loss from discontinued operations, which principally represents the results of Software, was $11.9 million and $0.9 million for the fiscal years ended March 31, 2014 and 2013, respectively. During the fiscal year ended March 31, 2014, goodwill and intangible assets were impaired by approximately $8.5 million, due to the change in fair value of the Software business.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $55.7 million for the fiscal year ended March 31, 2014, a decrease of 1% in comparison to $56.4 million for the fiscal year ended March 31, 2013. The approximately $4.0 million reduction in VPFs and service fees during the fiscal year ending March 31, 2014, which are outside the Company’s influence and which all directly reduce Adjusted EBITDA offset the growth in CEG EBITDA deriving from the GVE Acquisition and organic growth. Adjusted EBITDA from non-deployment businesses was $9.5 million during the fiscal year ended ended March 31, 2014, increasing 59% from $5.9 million for the fiscal year ended ended March 31, 2014.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013
Net loss from continuing operations before income taxes	$(13,960)	$(25,149)
Add Back:
Depreciation and amortization of property and equipment	37,289	36,359
Amortization of intangible assets	3,473	1,538
Interest expense	19,755	28,314
Interest income	(98)	(48)
Debt prepayment fees	—	3,725
Loss on extinguishment of notes payable	—	7,905
Loss (income) on investment in non-consolidated entity	1,812	(322)
Other income, net	(444)	(654)
Change in fair value of interest rate derivatives	(679)	(1,231)
Stock-based compensation and expenses	2,282	2,044
Non-recurring transaction expenses	5,023	1,907
Allocated costs attributable to discontinued operations	1,214	1,980
Adjusted EBITDA	$55,667	$56,368

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(36,072)	$(35,920)
Amortization of intangible assets	(52)	(53)
Income from operations	(10,092)	(14,483)
Intersegment services fees earned	16	24
Adjusted EBITDA from non-deployment businesses	$9,467	$5,936

Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company during the fiscal year ending March 31, 2015. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2013 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 135,000 screens worldwide, of which approximately 40,000 of the domestic screens were equipped with digital cinema technology, and 12,628 of those screens contained our Systems. Historically, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. Going forward, the expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities and will be the primary driver of our revenue streams as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of March 31, 2014, the outstanding principal balance of the KBC Facilities was $35.0 million.

In February 2013, the Company refinanced its existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale, New York Branch and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities will be supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business. As of March 31, 2014, the outstanding principal balance of these non-recourse credit facilities was $163.0 million.

In October 2013, the Company entered the Cinedigm Credit Agreement pursuant to which the Company borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which all of the term loans and $15.0 million of the revolving loans were drawn upon in connection with the GVE Acquisition. The Cinedigm Credit Agreement, which further enhances the Company's working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of the Company's media library, acquired in connection with the GVE Acquisition. Additionally, the Company entered into an agreement providing $5.0 million of financing. As of March 31, 2014, the outstanding principal balance of these recourse credit facilities was $44.6 million.

As of March 31, 2014, we had negative working capital, defined as current assets less current liabilities, of $5.0 million and cash and cash equivalents and restricted cash totaling $57.0 million.

Operating activities provided net cash of $39.6 million and $29.4 million for the fiscal years ended March 31, 2014 and 2013, respectively. Cash flows from VPFs are expected to remain consistent with the current fiscal year and support non-recourse debt paydown. Generally, changes in accounts receivable from our studio customers and others are a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs from our deployment business as we build receivables, the amount of cash flows and timing which will depend upon the success of the theatrical and home entertainment releases, through the end of this calendar year which the Company expects to collect upon during its fiscal fourth quarter and first quarter of the next fiscal year. The Company has put in place an up to $30.0 million revolver to support these working capital fluctuations. In addition, the Company makes advances towards theatrical releases and expects to recover the initial expenditures within six to twelve months and advances to certain home entertainment distribution clients which it expects to recover within the same period. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters. The changes in the Company's trade accounts payable is also a significant factor, but the Company does not anticipate major changes in payables activity. The Company also has non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements. We expect operating activities to continue to be a positive source of cash.

Investing activities used net cash of $52.0 million and $4.3 million for the fiscal years ended March 31, 2014 and 2013, respectively. The increase is principally due to the GVE Acquisition which occurred in October 2013.

Financing activities provided net cash of $49.2 million and used net cash of $29.5 million for the fiscal years ended March 31, 2014 and 2013, respectively.  Proceeds from the issuance of the Cinedigm Credit Facility in October 2013 and issuances of Class A Common Stock during July 2013, October 2013 and March 2014 more than offset normal principal reduction of notes payables during the fiscal year ended March 31, 2014. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations as well as a portion of the cash generated from CEG, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan, the Cinedigm Credit Facility and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of March 31, 2014:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Long-term recourse debt (1)	$44,594	$19,219	$20,375	$5,000	$—
Long-term non-recourse debt (2)	212,158	33,825	61,992	34,601	81,740
Capital lease obligations (3)	6,076	614	1,351	1,226	2,885
Debt-related obligations, principal	$262,828	$53,658	$83,718	$40,827	$84,625

Interest on recourse debt (1)	$4,901	$1,772	$2,427	$702	$—
Interest on non-recourse debt (2)	69,134	12,206	21,255	17,890	17,783
Interest on capital leases (3)	4,570	857	1,531	1,227	955
Total interest	$78,605	$14,835	$25,213	$19,819	$18,738
Total debt-related obligations	$341,433	$68,493	$108,931	$60,646	$103,363

Total non-recourse debt including interest	$281,292	$46,031	$83,247	$52,491	$99,523
Operating lease obligations (4)	$1,590	$1,284	$306	$—	$—

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes.

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

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of March 31, 2014. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and 2013 Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The 2013 Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our Software and CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cinedigm Corp.

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. and subsidiaries (formerly known as Cinedigm Digital Cinema Corp., the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cinedigm Corp. and subsidiaries as of March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
June 25, 2014

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$50,215	$13,448
Accounts receivable, net	56,863	29,384
Inventory	3,164	127
Unbilled revenue, current portion	5,144	7,432
Prepaid and other current assets	8,698	5,964
Note receivable, current portion	112	331
Assets of discontinued operations, net of current liabilities	278	2,279
Total current assets	124,474	58,965
Restricted cash	6,751	6,751
Security deposits	269	218
Property and equipment, net	134,936	170,088
Intangible assets, net	37,639	12,799
Goodwill	25,494	8,542
Deferred costs, net	9,279	8,634
Accounts receivable, long-term	1,397	1,225
Note receivable, net of current portion	99	130
Investment in non-consolidated entity, net	—	1,812
Assets of discontinued operations, net of current portion	5,660	12,295
Total assets	$345,998	$281,459

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	March 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$72,604	$39,777
Current portion of notes payable, non-recourse	33,825	34,447
Current portion of notes payable	19,219	—
Current portion of capital leases	614	132
Current portion of deferred revenue	3,214	1,844
Current portion of contingent consideration for business combination	—	1,500
Total current liabilities	129,476	77,700
Notes payable, non-recourse, net of current portion	164,779	203,462
Notes payable, net of current portion	23,525	—
Capital leases, net of current portion	5,472	4,386
Interest rate derivatives	—	544
Deferred revenue, net of current portion	12,519	10,931
Contingent consideration, net of current portion	—	1,750
Total liabilities	335,771	298,773
Commitments and contingencies (see Note 8)
Stockholders’ Equity (Deficit)
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2014 and 2013, respectively. Liquidation preference of $3,648	3,559	3,466
Class A common stock, $0.001 par value per share; 118,759,000 shares authorized; 76,571,972 and 48,396,697 shares issued and 76,520,532 and 48,345,257 shares outstanding at March 31, 2014 and 2013, respectively	76	48
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 shares outstanding, at March 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	275,519	221,810
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(268,686)	(242,466)
Accumulated other comprehensive loss	(69)	—
Total stockholders’ equity (deficit)	10,227	(17,314)
Total liabilities and stockholders’ equity (deficit)	$345,998	$281,459

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2014	2013
Revenues	$104,328	$81,092
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	28,920	8,515
Selling, general and administrative	26,333	20,805
Provision for doubtful accounts	394	478
Restructuring, transition and acquisitions expenses, net	1,533	857
Depreciation and amortization of property and equipment	37,289	36,359
Amortization of intangible assets	3,473	1,538
Total operating expenses	97,942	68,552
Income from operations	6,386	12,540
Interest income	98	48
Interest expense	(19,755)	(28,314)
Debt prepayment fees	—	(3,725)
Loss on extinguishment of notes payable	—	(7,905)
(Loss) income on investment in non-consolidated entity	(1,812)	322
Other income, net	444	654
Change in fair value of interest rate derivatives	679	1,231
Loss from continuing operations before benefit from income taxes	(13,960)	(25,149)
Benefit from income taxes	—	4,944
Loss from continuing operations	(13,960)	(20,205)
Loss from discontinued operations	(11,904)	(861)
Net loss	(25,864)	(21,066)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(26,220)	$(21,422)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.25)	$(0.43)
Loss from discontinued operations	(0.21)	(0.02)
	$(0.46)	$(0.45)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	57,084,319	47,517,167

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2014	2013
Net loss	$(25,864)	$(21,066)
Other comprehensive loss: foreign exchange translation	(69)	—
Comprehensive loss	$(25,933)	$(21,066)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2012	7	$3,357	37,671,487	$38	25,000	$—	(51,440)	$(172)	$206,348	$(221,044)	$(11,473)
Issuance of common stock in connection with the vesting of restricted stock	—	—	94,318	—	—	—	—	—	(9)	—	(9)
Issuance of common stock for the services of Directors	—	—	223,332	—	—	—	—	—	300	—	300
Issuance of common stock in connection with April 2012 offering	—	—	7,857,143	8	—	—	—	—	10,992	—	11,000
Issuance of common stock in connection with acquisition of New Video Group	—	—	2,525,417	2	—	—	—	—	3,430	—	3,432
Conversion of Class B common stock to Class A common stock	—	—	25,000	—	(25,000)	—	—	—	—	—	—
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Stock-based compensation	—	—	—	—	—	—	—	—	1,979	—	1,979
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(356)	(356)
Accretion of preferred stock dividends	—	109	—	—	—	—	—	—	(109)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(21,066)	(21,066)
Balances as of March 31, 2013	7	$3,466	48,396,697	$48	—	$—	(51,440)	$(172)	$221,810	$(242,466)	$(17,314)

See accompanying notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of March 31, 2013	7	$3,466	48,396,697	$48	—	$—	(51,440)	$(172)	$221,810	$(242,466)	$—	$(17,314)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(69)	(69)
Issuance of common stock in connection with the exercise of warrants and stock options	—	—	152,261	—	—	—	—	—	8	—	—	8
Issuance of common stock for professional services of third parties	—	—	91,071	—	—	—	—	—	129	—	—	129
Issuance of common stock in connection with the vesting of restricted stock	—	—	15,944	—	—	—	—	—	—	—	—	—
Shares issued to employee	—	—	90,000	—	—	—	—	—	—	—	—	—
Issuance of common stock for the services of Directors	—	—	211,307	—	—	—	—	—	295	—	—	295
Issuance of warrants	—	—	—	—	—	—	—	—	1,598	—	—	1,598
Exercise of warrants	—	—	215,176	1	—	—	—	—	364	—	—	365
Issuance of common stock in connection with public offerings	—	—	27,233,395	27	—	—	—	—	51,184	—	—	51,211
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(2,094)	—	—	(2,094)
Stock-based compensation	—	—	—	—	—	—	—	—	2,051	—	—	2,051
Preferred stock dividends	—	—	166,121	—	—	—	—	—	267	(356)	—	(89)
Accretion of preferred stock dividends	—	93	—	—	—	—	—	—	(93)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(25,864)	—	(25,864)
Balances as of March 31, 2014	7	$3,559	76,571,972	$76	—	$—	(51,440)	$(172)	$275,519	$(268,686)	$(69)	$10,227

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(25,864)	$(21,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	41,015	38,063
Impairment related to discontinued operations	8,470	—
Amortization of capitalized software costs	942	1,165
Amortization of debt issuance costs	1,378	2,120
Provision for doubtful accounts	1,329	490
Change in fair value of contingent consideration for business combination	(3,490)	—
Stock-based compensation and expenses	2,514	2,279
Change in fair value of interest rate derivatives	(679)	(1,231)
Accretion and PIK interest expense added to note payable	2,335	9,153
Loss on extinguishment of notes payable	—	7,905
(Income) loss on investment in non-consolidated entity	1,812	(322)
Benefit from deferred income taxes	—	(5,019)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,979)	860
Inventory	(813)	(127)
Unbilled revenue	4,530	(2,403)
Prepaid expenses and other current assets	5,570	(3,840)
Other assets	250	(1,168)
Accounts payable and accrued expenses	11,228	4,235
Deferred revenue	2,336	(612)
Other liabilities	(290)	(1,113)
Net cash provided by operating activities	39,594	29,369
Cash flows from investing activities:
Purchase of New Video Group, Inc., net of cash acquired of $6,873	—	(3,127)
Purchase of GVE	(48,500)	—
Purchases of property and equipment	(1,356)	(6,476)
Purchases of intangible assets	(9)	(32)
Additions to capitalized software costs	(2,144)	(3,092)
Sales/maturities of restricted available-for-sale investments	—	9,477
Restricted cash	—	(1,000)
Net cash used in investing activities	(52,009)	(4,250)
Cash flows from financing activities:
Repayment of notes payable	(45,955)	(232,507)
Proceeds from notes payable	49,400	199,118
Payments of debt issuance costs	(2,435)	(5,853)
Principal payments on capital leases	(318)	(151)
Proceeds from the issuance of common stock in connection with the exercise of stock options and warrants	372	—
Proceeds from issuance of Class A common stock	50,212	11,000
Costs associated with issuance of Class A common stock	(2,094)	(1,121)
Net cash provided by (used in) financing activities	49,182	(29,514)
Net change in cash and cash equivalents	36,767	(4,395)
Cash and cash equivalents at beginning of year	13,448	17,843
Cash and cash equivalents at end of year	$50,215	$13,448

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended March 31, 2014 and 2013
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across theatrical, digital, physical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets in over 12,000 movies screens in both North America and several international countries.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to approximately 12,000 movie screens in the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment. These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to independent movie, television and other short form content owners and to theatrical exhibitors. As a leading distributor of independent content, the Company collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) theatrical releases, (ii) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Playstation, and cable video-on-demand ("VOD") and (iii) physical goods, including DVD and Blu-ray.

Gaiam Acquisition
On October 21, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CHE"), a newly-formed, wholly-owned subsidiary of the Company, acquired from Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) their division ("GVE") that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”). The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 paid in cash and 666,978 shares of Class A Common Stock valued at $1,000 issued upon the closing of the GVE Acquisition, and (ii) $3,000 to be paid on a deferred basis, of which $1,000 was paid during the fiscal year ended March 31, 2014 and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. The working capital adjustment related to the purchase price has not yet been finalized between the Company and the sellers of GVE. Pending final resolution, such working capital adjustment, if any, will be recorded as adjustments to purchase considerations during the fiscal year ending March 31, 2015. Upon the closing of the GVE Acquisition, GVE became part of the Company's Content & Entertainment segment.
Included within restructuring, transition and acquisitions expenses, net on the consolidated statements of operations during the fiscal year ended March 31, 2014 are $2,500 of professional fees and $485 of internal expenses directly related to the GVE Acquisition.
The results of operations of GVE have been included in the accompanying consolidated statements of operations from the acquisition date of October 21, 2013 and have been fully integrated with the financial results and operations of the Company's Content & Entertainment segment. The total amount of revenues and net income of GVE since the acquisition date that have been included in the consolidated statements of operations during the fiscal year ended March 31, 2014 was approximately $21,325 and $4,324, respectively.
The purchase price has been preliminarily allocated to the identifiable net assets acquired as of the date of acquisition as follows pending any final working capital adjustment:

Accounts receivable	$15,524
Inventory	2,224
Advances	7,698
Other assets	152
Content library	17,211
Supplier contracts and relationships	11,691
Goodwill	16,952
Total assets acquired	71,452
Total liabilities assumed	(19,952)
Total net assets acquired	$51,500
The Company estimates the useful life of the content library and supplier contracts and relationships to be 6 years and 8 years, respectively.
The fair values assigned to intangible assets were determined through the application of various commonly used and accepted valuation procedures and methods, including the multi-period excess earnings method. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was preliminarily determined to approximate book value at the time of the GVE Acquisition. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. Goodwill is mainly attributable to the assembled workforce and synergies expected to arise from the GVE Acquisition.
Pro forma Information Related To the Acquisition of GVE
The following unaudited consolidated pro forma summary information for the fiscal years ended March 31, 2014 and 2013 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2014 and 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2012. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the GVE Acquisition, nor does the pro forma reflect additional revenue opportunities following the GVE Acquisition.

	For the Fiscal Years Ended March 31,
	2014	2013
Revenue	$124,914	$131,884
Loss from continuing operations	$(13,478)	$(9,387)
Net loss	$(25,382)	$(10,248)

Net loss per share (basic and diluted)	$(0.44)	$(0.22)

Sale of Software
During the fiscal year ended March 31, 2014, the Company made the strategic decision to discontinue, exit its software business and execute a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), the Company's direct, wholly-owned subsidiary. Management concluded that it would be in the best interests of shareholders for the Company’s focus to be toward theatrical releasing and aggregation and distribution of independent content, digitally and in the form of DVDs and Blu-Ray discs, and VOD, along with the growth and servicing of the existing digital cinema business. Further, management believed that Software, which was previously included in our Services segment, no longer yielded the same synergies across the Company’s businesses as once existed.
As a consequence, it was determined that Software met the criteria for classification as held for sale/discontinued operations. As such, Software has been adjusted to reflect the fair value of its net assets and the consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect, for all periods presented, the adjustments resulting from these changes in classification for discontinued operations.

Purchase of New Video Group
On April 20, 2012, the Company acquired all of the issued and outstanding capital stock of New Video, an independent home entertainment distributor of quality packaged goods entertainment and digital content that provides distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders (the “New Video Acquisition”). The Company paid $10,000 in cash and 2,525,417 shares of Class A common stock at $1.51 per share, subject to certain transfer restrictions, plus up to an additional $6,000 in cash or Class A common stock, at the Company’s discretion, if certain business unit financial performance targets are met during the fiscal years ended March 31, 2014 and 2015. In addition, the Company registered the resale of the shares of Class A common stock paid as part of the purchase price, which registration was declared effective by the Securities and Exchange Commission on April 2, 2013. Included within restructuring, transition and acquisitions expense, net on the accompanying consolidated statements of operations are merger and acquisition expenses, consisting primarily of professional fees, directly related to the New Video Acquisition totaled $1,900, of which $1,300 was incurred during the fiscal year ended March 31, 2013.

The results of operations of New Video have been included in the accompanying consolidated statements of operations from the date of the acquisition within the Company's Content & Entertainment segment. The total amount of revenues and net income of New Video since the acquisition date that have been included in the consolidated statements of operations for the fiscal year ended March 31, 2013 was approximately $13,400 and $1,500, respectively.

As the acquisition of New Video was consummated near the beginning of the fiscal year ended March 31, 2013, the difference between actual operating results and pro forma results for the fiscal year ended March 31, 2013 is not substantial.

The aggregate purchase price after post-closing adjustments for 100% of the equity of New Video was $17,207, including cash acquired of $6,873.
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

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $268,686 as of March 31, 2014. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the fiscal year ending March 31, 2015 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at March 31, 2014, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least June 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), CHE, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Cinedigm Content and Entertainment Group, New Video and CHE are together referred to as CEG. Software, along with AccessDM and Satellite (together referred to as DMS (the majority of which was sold in November, 2011 and remaining assets of which were sold in May 2012)) are part of discontinued operations. All intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN NON-CONSOLIDATED ENTITY

The Company indirectly owns 100% of the common equity of CDF2 Holdings, LLC ("Holdings"), which is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". The Company has determined that it is not the primary beneficiary of Holdings in accordance with ASC 810, and it is accounting for its investment in Holdings under the equity method of accounting. The Company's net investment in Holdings is reflected as “Investment in non-consolidated entity, net" in the accompanying consolidated balance sheets. See Note 5 for further discussion.

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal year ended March 31, 2013 financial statements to conform to the current fiscal year ended March 31, 2014 presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, among others. Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $898 and $681 as of March 31, 2014 and 2013, respectively.

Within the Content & Entertainment segment, the Company recognizes the accounts receivable net of an estimated allowance for product returns and customer chargebacks at the time we recognize the original sale. We base the amount of the returns allowance and customer chargebacks upon historical experience and future expectations.
Accounts receivable, long-term result from up-front activation fees earned from the Company's Systems deployments with extended payment terms that are discounted to their present value at prevailing market rates.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which the Company provides content distribution services and such advances are estimated to be fully recoupable as of the consolidated balance sheet date.

INVENTORY

Inventory consists of finished goods of owned physical DVD titles and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on the item’s sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 6), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of March 31, 2014	As of March 31, 2013
Reserve account related to the 2013 Term Loans (See Note 6)	5,751	5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 6)	1,000	1,000
	$6,751	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement (see Note 6) which are amortized under the effective interest rate method over the terms of the respective debt.  All other unamortized debt issuance costs are amortized on a straight-line basis over the term of the respective debt. For such debt, amortization on a straight-line basis is not materially different from the effective interest method.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. The Company had three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2013 Term Loans which matured in June 2013.  Additionally, the Company entered into two separate interest rate cap transactions during the fiscal year ended

March 31, 2013, recorded in prepaid and other current assets on the consolidated balance sheets, to limit the Company's exposure to interest rates related to the 2013 Term Loans and 2013 Prospect Loan. Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps and caps were recorded in the consolidated statements of operations (See Note 6).

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	787	—	787
	$6,751	$787	$—	$7,538

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,004	$—	$—	$1,004
Restricted cash	6,751	—	—	6,751
Interest rate derivatives	—	(544)	—	(544)
Contingent consideration	—	—	(3,250)	(3,250)
	$7,755	$(544)	$(3,250)	$3,961

Contingent consideration was a liability to the sellers of New Video based upon its business unit financial performance target in each of the fiscal years ending March 31, 2014 and 2015. The estimates of the fair value of the contingent consideration arrangement was estimated by using the current forecast of New Video adjusted EBITDA, as defined by the New Video stock purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following change in contingent consideration liabilities during the fiscal year ended March 31, 2014 were as follows:

Balance at March 31, 2013	$3,250
Change in fair value	(3,490)
Accretion of contingent liability	240
Balance at March 31, 2014	$—

Key assumptions included a discount rate of 7% and that New Video would achieve 100% of its business unit financial performance target in each of the two fiscal years described above, resulting in a payment of 75% of the maximum contingent consideration amount. During the fiscal year ended March 31, 2014, the Company determined that the business unit would not meet the target for each of the fiscal years ending March 31, 2014 and 2015 as defined in the New Video stock purchase agreement. Accordingly, the fair value of the liability was reduced by $3,490 to $0 and is a reduction of restructuring, transition and acquisitions expenses, net within the consolidated statements of operations for the fiscal year ended March 31, 2014.

The Company’s cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of that instrument using current assumptions at the balance sheet date.  At March 31, 2014, the estimated fair value of the Company’s fixed rate debt was $74,618, compared to its carrying amount of $71,964.  At March 31, 2014 the estimated fair value of the Company’s variable rate debt was $172,102, compared to a carrying amount of $169,384.  The fair value of fixed rate and variable rate debt is estimated by management based upon current interest rates available to the Company at the respective balance sheet date for arrangements with similar terms and conditions.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the fiscal years ended March 31, 2014 and 2013, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

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

The Company applies the applicable accounting guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.

The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.

For reporting units where we decide to perform a qualitative assessment, Company management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  The discounted cash flow methodology uses projections of financial performance for a five-year period.  The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenues and gross margins, which vary among reporting units. The market participant based weighted average cost of capital for each unit gives consideration to factors including, but not limited to, capital structure, historic and projected financial performance, industry risk and size.

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

During the annual testing of goodwill for the fiscal year ended March 31, 2014, management performed the quantitative assessment for its CEG reporting unit, the only reporting unit with goodwill. In determining fair value using various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimate the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the annual impairment test should not be construed as earnings guidance or long-term projections and are typically more conservative projections. The assumptions include growth rates in adjusted EBITDA that are derived from the Company's budget and projections for the fiscal years ended March 31, 2015 of approximately $8,400 with growth rates of 66% and 13% for the fiscal years ended March 31, 2016 and 2017, respectively, and a flat growth rate for goodwill testing purposes of approximately 5% for CEG for the fiscal years thereafter through the fiscal year ending March 31, 2019. Further, we assumed a market-based weighted average cost of capital of 13% for CEG to discount cash flows and a blended federal and state tax rate of 40%.

Based on the assumptions above, the estimated fair value of the CEG reporting unit as calculated for goodwill testing purposes exceeded its carrying value, inclusive of goodwill of $25,494, by over 43%. Thus, a potential future decrease in the fair value of this reporting unit would have a carrying value in excess of the fair value. As such, no further analysis of the CEG reporting unit was required and no goodwill impairment was recorded for the fiscal year ended March 31, 2014 and 2013. There is, however, a significant risk of future impairment if management's expectations of future cash flows are not achieved.

Information related to the goodwill allocated to the Company's Content & Entertainment segment is as follows:

As of March 31, 2012	$1,568
Goodwill resulting from the New Video Acquisition	6,974
As of March 31, 2013	8,542
Goodwill resulting from the GVE Acquisition	16,952
As of March 31, 2014	$25,494

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing the Company’s Systems installed in movie theatres.  VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including the Company’s service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter.  Further, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable by the studios to the Company.  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

Alternative content fees (“ACFs”) are earned pursuant to contracts with movie exhibitors, whereby amounts are payable to Phase 1 DC and to Phase 2 DC, generally either a fixed amount or as a percentage of the applicable box office revenue derived from the exhibitor’s showing of content other than feature movies, such as concerts and sporting events (typically referred to as “alternative content”). ACF revenue is recognized in the period in which the alternative content first opens for audience viewing.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, VOD, and physical goods (e.g. DVD and Blu-ray) is typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services.

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

Movie Cost Amortization

Once a movie is released, capitalized acquisition costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion to the revenue recognized during the period for each title ("Period Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of movie and other costs that is amortized each period will depend on the ratio of Period Revenue to Ultimate Revenue for each movie. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title. Ultimate Revenue does not include estimates of revenue that will be earned beyond 5 years of a movie’s initial theatrical release date. Movie cost amortization is a component of direct operating costs within the consolidated statements of operations.

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

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, marketing and direct personnel costs.

PARTICIPATIONS PAYABLE

The Company records liabilities within accounts payable and accrued expenses on the consolidated balance sheet, that represent amounts owed to studios or content producers for which the Company provides content distribution services for royalties owed under licensing arrangements. The Company identifies and records as a reduction to the liability any expenses that are to be reimbursed to the Company by such studios or content producers.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2014 and 2013, the Company recorded advertising costs of $101 and $111, respectively.

STOCK-BASED COMPENSATION

During the fiscal years ended March 31, 2014 and 2013, the Company recorded employee and director stock-based compensation from continuing operations of $2,282 and $2,044, respectively.

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2014 and 2013 was $0.90 and $0.88, respectively. There were 106,951 stock options exercised during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2013, there were no exercises of stock options.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Fiscal Year Ended March 31,
Assumptions for Option Grants	2014	2013
Range of risk-free interest rates	0.7 - 1.6%	0.6 - 0.9%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	72.6- 73.7%	74.5 - 76.2%

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

Employee and director stock-based compensation expense from continuing operations related to the Company’s stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
	2014	2013
Direct operating	$22	$15
Selling, general and administrative	2,260	2,029
	$2,282	$2,044

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock shares outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the fiscal years ended March 31, 2014 and 2013 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 28,601,920 shares and 23,594,108 shares as of March 31, 2014 and 2013, respectively, were excluded from the computation as it would be anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2014, the Company’s other comprehensive loss consisted of foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENT

In April 2014, the Financial Accounting Standards Board issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company during the fiscal year ending March 31, 2015. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.

3.	DISCONTINUED OPERATIONS

As discussed in Note 1, discontinued operations is principally comprised of the operations of Software. There is no tax provision or benefit related to any of the discontinued operations.

The assets and liabilities of discontinued operations were comprised of the following:

	As of March 31, 2014	As of March 31, 2013
Current assets of discontinued operations:
Accounts receivable, net	$1,835	$2,311
Unbilled revenue	534	2,557
Prepaid and other current assets	11	12
Total current assets of discontinued operations	2,380	4,880

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	668	543
Deferred revenue	1,434	2,058
Total current liabilities of discontinued operations	2,102	2,601

Current assets of discontinued operations, net of current liabilities	$278	$2,279

Property and equipment, net	$474	$423
Goodwill	—	4,197
Capitalized software, net	4,862	7,132
Unbilled revenue, net of current portion	324	543
Assets of discontinued operations, net of current portion	$5,660	$12,295

The results of Software and DMS have been reported as discontinued operations for all periods presented. The loss from discontinued operations was as follows:

	For the Fiscal Year Ended March 31,
	2014	2013
Revenues	$4,138	$7,046
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	1,997	4,071
Selling, general and administrative	4,318	3,330
Provision for doubtful accounts	935	196
Research and development	79	144
Impairment of goodwill and capitalized software	8,470	—
Depreciation of property and equipment	235	139
Amortization of intangible assets	18	27
Total operating expenses	16,052	7,907
Loss from operations	(11,914)	(861)
Interest income	10	2
Other expense, net	—	(2)
Loss from discontinued operations	$(11,904)	$(861)

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
	2014	2013
Trade receivables	$57,761	$30,065
Allowance for doubtful accounts	(898)	(681)
Total accounts receivable, net	$56,863	$29,384

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
	2014	2013
Non-trade accounts receivable, net	$4,572	$3,079
Advances	1,950	2,097
Due from producers	1,094	—
Prepaid insurance	105	196
Other prepaid expenses	977	592
Total prepaid and other current assets	$8,698	$5,964

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
	2014	2013
Leasehold improvements	$638	$592
Computer equipment and software	8,817	6,881
Digital cinema projection systems	360,651	360,651
Machinery and equipment	449	438
Furniture and fixtures	387	330
	370,942	368,892
Less - accumulated depreciation and amortization	(236,006)	(198,804)
Total property and equipment, net	$134,936	$170,088

For the fiscal years ended March 31, 2014 and 2013, total depreciation and amortization of property and equipment amounted to $37,289 and $36,359, respectively.  For the fiscal years ended March 31, 2014 and 2013, the amortization of the Company’s capital leases included in depreciation and amortization of property and equipment, amounted to $583 and $239, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$111	$(99)	$12	3
Corporate trade names	134	(134)	—	2-10
Customer relationships and contracts	21,968	(2,836)	19,132	3-15
Theatre relationships	550	(252)	298	10-12
Covenants not to compete	508	(496)	12	3-5
Content library	19,767	(2,257)	17,510	5-6
Favorable lease agreement	1,193	(518)	675	4
	$44,231	$(6,592)	$37,639

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$105	$(89)	$16	3
Corporate trade names	134	(134)	—	2-10
Customer relationships and contracts	10,658	(1,578)	9,080	3-5
Theatre relationships	550	(206)	344	10-12
Covenants not to compete	508	(355)	153	3-5
Content library	2,769	(508)	2,261	5
Favorable lease agreement	1,193	(248)	945	4
	$15,917	$(3,118)	$12,799

For the fiscal years ended March 31, 2014 and 2013, amortization expense amounted to $3,473 and $1,538, respectively.  The Company did not record any impairment of intangible assets from continuing operations during the fiscal years ended March 31, 2014 and 2013.

Amortization expense on intangible assets for the next five fiscal years is estimated as follows:

For the fiscal years ending March 31,
2015	$5,810
2016	$5,799
2017	$5,663
2018	$5,021
2019	$4,975

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
	2014	2013
Accounts payable	$36,803	$18,089
Participations payable	26,577	14,452
Accrued compensation and benefits	554	1,175
Accrued taxes payable	302	258
Interest payable	280	987
Accrued restructuring and transition expenses	1,019	—
Accrued other expenses	7,069	4,816
Total accounts payable and accrued expenses	$72,604	$39,777

5. INVESTMENT IN NON-CONSOLIDATED ENTITY

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

The Company's maximum exposure to loss as it relates to Holdings as of March 31, 2014 and 2013 includes:

•	The investment in the equity of Holdings of $0 and $1,812, respectively; and

•
Accounts receivable due from Holdings for service fees under its master service agreement of $346 and $396, respectively, included within accounts receivable, net on the accompanying consolidated balance sheets.

During the fiscal years ended March 31, 2014 and 2013, the Company received $1,077 and $1,597 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, included in revenues on the accompanying consolidated statements of operations.

The Holding’s Total Stockholder’s Deficit at March 31, 2014 was $2,714. The Company has no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, the Company carried its investment in Holdings at $0.

The changes in the carrying amount of our investment in Holdings for the fiscal year ended March 31, 2014 are as follows:

Balance at March 31, 2012	$1,490
Equity in income of Holdings	322
Balance at March 31, 2013	1,812
Equity in loss of Holdings	(1,812)
Balance at March 31, 2014	$—

6.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2014		As of March 31, 2013
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,688	$68,590	$26,250	$96,207
2013 Prospect Loan Agreement	—	68,454	—	70,151
KBC Facilities	7,961	27,009	8,059	36,205
P2 Vendor Note	105	466	74	569
P2 Exhibitor Notes	71	260	64	330
Total non-recourse notes payable	$33,825	$164,779	$34,447	$203,462

Cinedigm Term Loans	$3,750	$20,015	$—	$—
Cinedigm Revolving Loans	15,469	—	—	—
2013 Notes	—	3,510	—	—
Total recourse notes payable	$19,219	$23,525	$—	$—
Total notes payable	$53,044	$188,304	$34,447	$203,462

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

2013 Term Loans

On February 28, 2013, CDF I entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale, New York Branch, as administrative agent and collateral agent for the lenders party thereto and certain other secured parties (the “Collateral Agent”), and the lenders party thereto. The 2013 Credit Agreement amended and restated its prior credit agreement. The primary changes effected by the Amended and Restated Credit Agreement were (i) changing the aggregate principal amount of the term loans to $130,000, which included an assignment of $5,000 of the principal balance to an affiliate of CDF I, (ii) changing the interest rate (described further below) and (iii) extending the term of the credit facility to February 2018. The proceeds of the term loans ("2013 Term Loans") under the 2013 Credit Agreement were used by CDF I to refinance its prior credit agreement.

The Company recognized a loss from debt extinguishment on its prior credit agreement of $2,996, principally from the write-off of previously deferred debt issuance costs and original issue discount, during the fiscal year ended March 31, 2013. Additionally, the Company recognized a loss from debt extinguishment on another prior debt agreement of $4,909 during the fiscal year ended March 31, 2013.

Under the 2013 Credit Agreement, each of the 2013 Term loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable, and a 1.0% prepayment premium if a prepayment is made during the first year of the 2013 Term Loans. The LIBOR rate at March 31, 2014 was 0.15%.
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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $6,493 and $6,787 as of March 31, 2014 and 2013, respectively. The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,751 as of March 31, 2014 and 2013, respectively.

The balance of the 2013 Term Loans, net of the original issue discount, at March 31, 2014 was as follows:

	As of March 31, 2014	As of March 31, 2013
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(30,543)	(2,275)
Discount on 2013 Term Loans	(266)	(355)
2013 Term Loans, net	94,278	122,457
Less current portion	(25,688)	(26,250)
Total long term portion	$68,590	$96,207

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at March 31, 2014 and 2013 was as follows:

	As of March 31, 2014	As of March 31, 2013
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	1,906	151
Payments to date	$(3,452)	$—
2013 Prospect Loan Agreement, net	$68,454	$70,151
Less current portion	—	—
Total long term portion	$68,454	$70,151

KBC Facilities
In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance		Draw as of
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of March 31, 2014	As of March 31, 2013	March 31, 2014
1	$8,900	8.5%	December 2016	$—	$—	$—
2	2,890	3.75%	December 2017	315	1,961	—
3	22,336	3.75%	September 2018	13,561	16,752	—
4	13,312	3.75%	September 2018	8,558	10,459	—
5	11,425	3.75%	March 2019	8,160	9,794	—
6	6,450	3.75%	December 2018	4,376	5,298	—
	$65,313			$34,970	$44,264	$—
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR rate of 0.23% at March 31, 2014, plus the interest rate noted above.

Cinedigm Credit Agreement
On October 17, 2013, the Company entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale, New York Branch, as administrative agent and collateral agent for the lenders party thereto and certain other secured parties (the “Collateral Agent”). Under the Cinedigm Credit Agreement and subject to the terms and conditions thereof, the Company may borrow an aggregate principal amount of up to $55,000, including term loans of $25,000 (the “Cinedigm Term Loans”) and revolving loans of up to $30,000 (the “Cinedigm Revolving Loans”). All of the Cinedigm Term Loans, for which principal will be paid quarterly, and $15,000 of the Cinedigm Revolving Loans were drawn at closing in connection with funding the GVE Acquisition upon the Company’s contribution of such funds. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bears interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. All collections and revenues of CEG will be deposited into a special blocked account, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the Cinedigm Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, a portion of such funds will be applied to prepay the Cinedigm Term Loans. The Cinedigm Term Loans and Cinedigm Revolving Loans mature and must be paid in full by October 21, 2016. In addition, the Company may prepay the Cinedigm Term Loans and Cinedigm Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.

The balance of the Cinedigm Term Loans as of March 31, 2014 was as follows:

As of March 31, 2014
Cinedigm Term Loans, at issuance, net	$25,000
Payments to date	(875)
Discount on Cinedigm Term Loans	(360)
Cinedigm Term Loans, net	23,765
Less current portion	(3,750)
Total long term portion	$20,015
At March 31, 2014, the balance of the Cinedigm Revolving Loans was $15,469.

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
Letters of Credit
As of March 31, 2014, outstanding letters of credit amounted to $4,000. No amounts were drawn upon during the fiscal year ended March 31, 2014.

At March 31, 2014, the Company was in compliance with all of its debt covenants.

The aggregate principal repayments on the Company’s notes payable, excluding debt discounts and PIK interest, are scheduled to be as follows:

For the fiscal years ending March 31,
2015	$53,042
2016	37,833
2017	44,534
2018	31,200
2019	8,401
Thereafter	81,740
$256,750

7.	STOCKHOLDERS’ EQUITY

CAPITAL STOCK

COMMON STOCK

As of March 31, 2014 and 2013, the Company has 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.
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
On March 25, 2014, the Company completed an underwritten public offering resulting in the sale by the Company of an aggregate of 11,730,000 shares of Class A Common Stock, priced at $2.70 per share, with net proceeds to the Company of approximately $29,700.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2014 and 2013 were $89 on each date. In April 2014, the Company paid its preferred stock dividends accrued at March 31, 2014 in the form of 33,851 shares of its Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

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

During the fiscal year ended March 31, 2014, the Company granted stock options to purchase 2,915,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.37 to $2.91 per share, which will vest ratably over a four year period. As of March 31, 2014, the weighted average exercise price for outstanding stock options was $1.74 and the weighted average remaining contractual life was 6.15 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2012	3,750,790	2.27
Granted	972,000	1.60
Exercised	—	—
Canceled	(609,790)	1.91
Balance at March 31, 2013	4,113,000	2.14
Granted	2,915,000	1.51
Exercised	(106,951)	1.41
Canceled	(848,063)	2.74
Balance at March 31, 2014	6,072,986	1.74

An analysis of all options outstanding under the Plan as of March 31, 2014 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $1.37	935,371	4.0	$1.37	$1,113,201
$1.38 - $1.60	4,194,661	8.8	1.46	4,610,811
$1.61 - $2.50	310,954	7.3	1.77	244,890
$2.51 - $5.00	496,500	7.4	3.06	—
$5.01 - $15.00	135,500	2.3	8.12	—
	6,072,986			$5,968,902

An analysis of all options exercisable under the Plan as of March 31, 2014 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,839,680	6.15	$2.15	$1,644,469

Restricted Stock Awards

The Plan also provides for the issuance of restricted stock and restricted stock unit awards.  During the fiscal year ended March 31, 2014, the Company did not grant any restricted stock or restricted stock units.

The following table summarizes the activity of the Plan related to restricted stock awards:

	Restricted Stock Awards	Weighted Average Market Price Per Share
Balance at March 31, 2012	157,198	1.18
Granted	—	—
Vested	(122,601)	1.12
Canceled	(18,489)	1.37
Balance at March 31, 2013	16,108	1.40
Granted	—	—
Vested	(15,140)	1.40
Canceled	(968)	1.40
Balance at March 31, 2014	—	—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, the Company issued options outside of the Equity Incentive Plan to 10 employees who joined the Company following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of the Company's Class A Common Stock. The options have ten-year terms and an exercise price of $1.75 per share.

WARRANTS

At March 31, 2014, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and the 2013 Warrants.

The Sageview Warrants were exercisable beginning on September 30, 2009 at an exercise price of $1.37, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).

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

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. During the fiscal year ended March 31, 2014, holders of the 2013 Warrants exercised 249,375 warrants. As of March 31, 2014, 1,250,625 of the 2013 Warrants were outstanding.

8.	COMMITMENTS AND CONTINGENCIES

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

LEASES

As of March 31, 2014, the Company has outstanding capital lease obligations of $6,086. In May 2011, the Company completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it will not be operated by the Company.

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

As of March 31, 2014, minimum future capital lease payments (including interest) totaled $10,656, are due as follows:

For the fiscal years ending March 31,
2015	$1,471
2016	1,441
2017	1,441
2018	1,301
2019	1,152
Thereafter	3,850
10,656
Less: amount representing interest at rates ranging from 5.7% to 17.7%	(4,570)
Outstanding capital lease obligation	$6,086

The corresponding asset included in property and equipment, net for the Pavilion Theatre was $3,948 as of March 31, 2014.

The Company’s businesses operate from leased properties under non-cancelable operating lease agreements.  As of March 31, 2014, obligations under non-cancelable operating leases totaled $1,589 and are due as follows:

For the fiscal years ending March 31,
2015	$1,283
2016	306
$1,589

Total rent expense was $1,484 and $1,217 for the fiscal years ended March 31, 2014 and 2013, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
	2014	2013
Cash interest paid	$17,309	$18,368
Assets acquired under capital leases	$1,886	$—
Accretion of preferred stock discount	$93	$109
Accrued dividends on preferred stock	$356	$356
Issuance of Class A Common Stock in connection with New Video Acquisition	$—	$3,432
Issuance of Class A Common Stock in connection with GVE Acquisition	$1,000	$—
Issuance of Class A Common Stock and warrants for professional services of third parties	$129	$—
Issuance of common stock for payment of preferred stock dividends	$267	$—
Non-cash payment of deferred consideration in connection with GVE Acquisition	$2,000	$—

10.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,904 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Services segment provides monitoring, billing, collection, verification and other management services to the Company’s Phase I Deployment, Phase II Deployment, Holdings, as well as to exhibitors who purchase their own equipment. Services also collects and disburses VPFs from motion picture studios and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

The Content & Entertainment segment, or CEG, is a leading distributor of independent content, collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

One customer represented approximately 11% of consolidated revenues of the Company for the fiscal year ended March 31, 2014.

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$298	$—	$—	$37,333	$8	$37,639
Total goodwill	$—	$—	$—	$25,494	$—	$25,494
Assets from continuing operations	$109,538	$66,957	$3,848	$124,226	$35,491	340,060
Net assets from discontinued operations						5,938
Total assets						$345,998

Notes payable, non-recourse	$162,732	$35,872	$—	$—	$—	$198,604
Notes payable	—	—	—	—	42,744	42,744
Capital leases	—	—	—	81	6,005	6,086
Total debt	$162,732	$35,872	$—	$81	$48,749	$247,434

	As of March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$344	$6	$—	$12,449	$—	$12,799
Total goodwill	$—	$—	$—	$8,542	$—	$8,542
Assets from continuing operations	$137,880	$79,139	$4,691	$39,158	$6,017	$266,885
Net assets from discontinued operations						14,574
Total assets						$281,459

Notes payable, non-recourse	$192,609	$45,300	$—	$—	$—	$237,909
Capital leases	—	—	—	—	4,518	4,518
Total debt	$192,609	$45,300	$—	$—	$4,518	$242,427

	Statements of Operations
	For the Three Months Ended March 31, 2014
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$8,572	$2,815	$2,760	$17,517	$—	$31,664
Intersegment revenues (1)	—	—	—	5	—	5
Total segment revenues	8,572	2,815	2,760	17,522	—	31,669
Less: Intersegment revenues	—	—	—	(5)	—	(5)
Total consolidated revenues	$8,572	$2,815	$2,760	$17,517	$—	$31,664
Direct operating (exclusive of depreciation and amortization shown below)	200	164	79	8,919	—	9,362
Selling, general and administrative	122	76	141	4,719	2,532	7,590
Plus: Allocation of Corporate overhead	—	—	599	1,678	(2,277)	—
Provision for doubtful accounts	47	6	11	103	—	167
Restructuring, transition and acquisitions expenses, net	—	—	—	896	(1,784)	(888)
Depreciation and amortization of property and equipment	7,137	1,881	53	61	256	9,388
Amortization of intangible assets	12	1	—	1,405	—	1,418
Total operating expenses	7,518	2,128	883	17,781	(1,273)	27,037
Income (loss) from operations	$1,054	$687	$1,877	$(264)	$1,273	$4,627

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$4	$—	$4
Selling, general and administrative	—	—	5	98	243	346
Total stock-based compensation	$—	$—	$5	$102	$243	$350

	Statements of Operations
	For the Three Months Ended March 31, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,871	$3,151	$2,570	$4,052	$—	$19,644
Intersegment revenues (1)	—	—	4	8	—	12
Total segment revenues	9,871	3,151	2,574	4,060	—	19,656
Less: Intersegment revenues	—	—	(4)	(8)	—	(12)
Total consolidated revenues	$9,871	$3,151	$2,570	$4,052	$—	$19,644
Direct operating (exclusive of depreciation and amortization shown below)	112	174	144	2,519	—	2,949
Selling, general and administrative	3	52	154	2,114	2,206	4,529
Plus: Allocation of Corporate overhead	—	—	806	668	(1,474)	—
Provision for doubtful accounts	62	13	6	65	106	252
Restructuring, transition and acquisitions expenses, net	—	—	—	—	(750)	(750)
Depreciation and amortization of property and equipment	7,137	1,893	3	55	7	9,095
Amortization of intangible assets	12	2	—	423	1	438
Total operating expenses	7,326	2,134	1,113	5,844	96	16,513
Income (loss) from operations	$2,545	$1,017	$1,457	$(1,792)	$(96)	$3,131

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$2	$—	$2
Selling, general and administrative	—	—	8	21	315	344
Total stock-based compensation	$—	$—	$8	$23	$315	$346

	Statements of Operations
	For the Fiscal Year Ended March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$36,309	$12,146	$12,558	$43,315	$—	$104,328
Intersegment revenues (1)	—	—	16	48	—	64
Total segment revenues	36,309	12,146	12,574	43,363	—	104,392
Less: Intersegment revenues	—	—	(16)	(48)	—	(64)
Total consolidated revenues	$36,309	$12,146	$12,558	$43,315	$—	$104,328
Direct operating (exclusive of depreciation and amortization shown below)	766	610	380	27,164	—	28,920
Selling, general and administrative	328	279	765	14,448	10,513	26,333
Plus: Allocation of Corporate overhead	—	—	2,186	4,204	(6,390)	—
Provision for doubtful accounts	197	59	35	103	—	394
Restructuring, transition and acquisitions expenses, net	—	—	—	2,038	(505)	1,533
Depreciation and amortization of property and equipment	28,549	7,523	214	210	793	37,289
Amortization of intangible assets	46	6	—	3,420	1	3,473
Total operating expenses	29,886	8,477	3,580	51,587	4,412	97,942
Income (loss) from operations	$6,423	$3,669	$8,978	$(8,272)	$(4,412)	$6,386

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$9	$—	$22
Selling, general and administrative	—	—	13	187	2,060	2,260
Total stock-based compensation	$—	$—	$26	$196	$2,060	$2,282

	Statements of Operations
	For the Fiscal Year Ended March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$39,646	$12,464	$12,932	$16,050	$—	$81,092
Intersegment revenues (1)	—	—	24	32	—	56
Total segment revenues	39,646	12,464	12,956	16,082	—	81,148
Less: Intersegment revenues	—	—	(24)	(32)	—	(56)
Total consolidated revenues	$39,646	$12,464	$12,932	$16,050	$—	$81,092
Direct operating (exclusive of depreciation and amortization shown below)	459	687	821	6,548	—	8,515
Selling, general and administrative	92	139	797	8,308	11,469	20,805
Plus: Allocation of Corporate overhead	—	—	3,188	3,392	(6,580)	—
Provision for doubtful accounts	218	59	30	65	106	478
Restructuring, transition and acquisitions expenses, net	—	—	—	340	517	857
Depreciation and amortization of property and equipment	28,549	7,371	9	72	358	36,359
Amortization of intangible assets	46	7	—	1,483	2	1,538
Total operating expenses	29,364	8,263	4,845	20,208	5,872	68,552
Income (loss) from operations	$10,282	$4,201	$8,087	$(4,158)	$(5,872)	$12,540

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$15	$—	$15
Selling, general and administrative	—	—	42	84	1,903	2,029
Total stock-based compensation	$—	$—	$42	$99	$1,903	$2,044

11.RESTRUCTURING EXPENSES
During the fiscal year ended March 31, 2014, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $1,513 as a result of workforce reduction and severance and employee-related expenses during the fiscal year ended March 31, 2014. Transition expenses of $525 are principally attributed to the integration after the GVE Acquisition. Each of these expenses are a component of restructuring, transition and acquisitions expenses, net within the consolidated statements of operations for the fiscal year ended March 31, 2014.
A summary of activity for restructuring activities included in accounts payable and accrued expenses as of March 31, 2014 is as follows:

Balance at March 31, 2013	Total Cost	Amounts Paid/Adjusted	Balance at March 31, 2014
$—	$2,011	$(992)	$1,019

12.	INCOME TAXES

The Company did not recognize income tax benefit or expense during the fiscal year ended March 31, 2014. The components of the benefit from income taxes for the fiscal year ended March 31, 2013 was as follows:

For the fiscal year ending March 31,
2013
Federal:
Deferred	$4,731
Total federal	4,731

State:
Current	(75)
Deferred	288
Total state	213
Total benefit from income taxes	$4,944

Net deferred taxes consisted of the following:

	As of March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$98,407	$96,920
Stock based compensation	4,210	4,001
Revenue deferral	109	119
Interest rate swap	148	421
Capital loss carryforwards	3,734	3,734
Other	1,314	389
Total deferred tax assets before valuation allowance	107,922	105,584
Less: Valuation allowance	(74,323)	(68,835)
Total deferred tax assets after valuation allowance	$33,599	$36,749
Deferred tax liabilities:
Depreciation and amortization	$(30,252)	$(32,393)
Intangibles	(3,347)	(4,356)
Total deferred tax liabilities	(33,599)	(36,749)
Net deferred tax	$—	$—

The Company has provided a valuation allowance equal to its net deferred tax assets for the fiscal years ended March 31, 2014 and 2013. The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company's current taxable income and projections of future taxable income. Management increased the valuation allowance by $5,488 (net of the reduction described hereafter) and $6,933 during the fiscal years ended March 31, 2014 and 2013, respectively. During the fiscal year ended March 31, 2013, a net deferred tax liability of $5,019 was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video is included in the Company's consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition were able to offset the reversal of the Company's pre-existing deferred tax assets. Accordingly, the Company's valuation allowance was reduced by $5,019 and recorded as a deferred tax benefit in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2013. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2014, the Company had Federal and state net operating loss carryforwards of approximately $254,000 available in the United States of America ("US") and approximately $36 in Australia to reduce future taxable income.  The US federal and state net operating loss carryforwards will begin to expire in 2020.  The Australian net operating loss carryforward does not expire.
Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.  As of March 31, 2014, approximately $6,300 of the Company's net operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1,300, and approximately $25,100 of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9,400.  Net operating losses of approximately $221,000, which were generated since March 2006 are currently not subject to an annual limitation under Section 382.  Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and the Company’s effective tax rate are as follows:

	As of March 31,
	2014	2013
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.6	3.0
Change in valuation allowance	(38.7)	(17.7)
Non-deductible equity compensation	(4.3)	(2.4)
Acquisition costs and adjustments	3.9	(1.4)
Sale of subsidiary	—	6.8
Other	0.5	(1.9)
Income tax benefit	—%	20.4%

Since April 1, 2007, the Company has applied accounting principles that clarify the accounting and disclosure for uncertainty in income taxes. As of March 31, 2014 and 2013, the Company did not have any uncertainties in income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the Company’s fiscal 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, the Company’s fiscal 2010 through 2014 tax years generally remain open for examination by most of the tax authorities under a four year statute of limitations. For Australian tax purposes, the Company’s initial fiscal year end March 31, 2014 tax year is open for examination.

13.	QUARTERLY FINANCIAL DATA (Unaudited) ($ in thousands, except for share and per share data)

For the Fiscal Year Ended March 31, 2014	3/31/2014	12/31/2013	9/30/2013 (3)	6/30/2013 (3)
Revenues	$31,664	$34,885	$19,242	$18,537
Net loss from continuing operations	$(465)	$(2,693)	$(4,419)	$(6,383)
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.05)	$(0.08)	$(0.13)
Shares used in computing basic and diluted net loss per share	65,416,816	61,729,658	52,920,060	48,357,020

For the Fiscal Year Ended March 31, 2013	3/31/2013 (3)	12/31/2012 (3)	9/30/2012 (3)	6/30/2012 (3)
Revenues	$19,644	$21,779	$20,618	$19,051
Net loss from continuing operations (1)	$(16,067)	$(1,260)	$(2,813)	$(65)
Basic and diluted net loss per share from continuing operations (2)	$(0.33)	$(0.03)	$(0.06)	$0.00
Shares used in computing basic and diluted net loss per share	48,320,257	48,320,257	48,299,715	45,119,838

(1) Includes the following:
Debt prepayment fees	$(3,725)	$—	$—	$—
Loss on extinguishment of notes payable	$(7,905)	$—	$—	$—

(2) Amount is calculated based upon net loss from continuing operations divided by shares used in computing basic and diluted net loss per share. The sum of net loss from continuing operations per fully diluted share across the table may not equal the fiscal year ended March 31, 2013 amount due to rounding.
(3) Reflects reclassification of Software to discontinued operations.

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

In making the assessment, management used the 1992 framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial & Accounting Officer concluded that our internal controls over financial reporting were effective as of March 31, 2014.  This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting, nor does it include consideration of acquisitions by the Company during the fiscal year ended March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of the Exchange Act, that occurred during this fiscal quarter ended March 31, 2014, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will appear in Cinedigm’s Proxy Statement for our 2014 Annual Meeting of Stockholders (the "Proxy Statement") to be held on or about September 16, 2014, which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Executive Officer

Jeffrey S. Edell, 56, joined the Company in June 2014 as Chief Financial Officer. Prior to this appointment, Mr. Edell was CEO of Edell Ventures, a company he founded in 2009 to invest in and provide strategic support to innovators in the social media and entertainment arenas. Previously, Mr. Edell was President of DIC Entertainment, a publicly-listed entertainment company and the largest independent producer of kid-centric content in the world.  Before that, Mr. Edell was Chairman of Intermix Media, the parent company of popular social networking giant MySpace, and CEO and President of Soundelux.  Mr. Edell also obtained extensive financial, audit and reporting experience while working at KPMG, The Transamerica Group and DF & Co.
Although Mr. Edell joined the Company as Chief Financial Officer on June 9, 2014, during the fiscal year ended March 31, 2014 and the following months during which the audit for that fiscal year was conducted, the functions of Principal Financial Officer were performed by Adam M. Mizel, the Company’s Chief Operating Officer, and the functions of Interim Principal Accounting Officer were performed by Matthew A. Snyder, the Company’s Vice President.
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

(a)(1) Financial Statements
See Index to Financial Statements on page 37 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 43 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	June 25, 2014	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 25, 2014	By:	/s/ Adam M. Mizel
Chief Operating Officer (Principal Financial Officer)

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

SIGNATURES(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 25, 2014
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Adam M. Mizel	Chief Operating Officer and	June 25, 2014
Adam M. Mizel	Director (Principal Financial Officer)

/s/ Gary S. Loffredo	President of Digital Cinema, General Counsel,	June 25, 2014
Gary S. Loffredo	Secretary and Director

/s/ Matthew A. Snyder	Vice President (Interim Principal Accounting Officer)	June 25, 2014
Matthew A. Snyder

/s/ Peter C. Brown	Director	June 25, 2014
Peter C. Brown

/s/ Wayne L. Clevenger	Director	June 25, 2014
Wayne L. Clevenger

/s/ Matthew W. Finlay	Director	June 25, 2014
Matthew W. Finlay

/s/ Martin B. O'Connor II	Director	June 25, 2014
Martin B. O'Connor II

/s/ Laura Nisonger Sims	Director	June 25, 2014
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	‑‑	Membership Interest Purchase Agreement, dated as of October 17, 2013, by and between the Company, Holdings, Gaiam Americas, Inc. and Gaiam, Inc. (29)
2.2	‑‑	Common Stock Purchase Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 5, 2011. (20)
2.3	‑‑
Stock Purchase Agreement, dated as of April 19, 2012, by and among the Company, Steve Savage, Susan Margolin and Aimee Connolly. (21) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (26)
3.2	‑‑	Bylaws of the Company. (15)
3.2.1	‑‑	Amendment No. 1 to Bylaws of the Company. (16)
4.1	‑‑	Specimen certificate representing Class A common stock. (1)
4.2	‑‑	Specimen certificate representing Series A Preferred Stock. (10)
4.3	‑‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (25)
4.4	‑‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (25)

4.5	‑‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (25)

4.6	‑‑
Guaranty Agreement, dated as of October 17, 2013, by each of the signatories thereto and each of the other entities which becomes a party thereto, in favor of Société Générale, as Administrative Agent for the lenders. (29)

4.7	‑‑
Security Agreement, dated as of October 20, 2013, by and among the Company, the other Loan Parties signatory thereto, certain subsidiaries of the Company that may become party thereto from time to time, and Société Générale, as Collateral Agent for the Secured Parties. (29)

4.9	‑‑	Form of Note issued on October 21, 2013. (29)
4.10	‑‑	Form of Warrant issued on October 21, 2013. (29)
4.11	‑‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.12	‑‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.16	‑‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (25)

4.17	‑‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (25)
4.18	‑‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (25)
4.19	‑‑	Registration Rights Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 7, 2011. (20)
4.20	‑‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (22)

4.21	‑‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (22)
4.22	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (22)

4.23	‑‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (22)

4.24	‑‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, as Collateral Agent. (22)
4.25	‑‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, as Collateral Agent. (22)
10.1	‑‑	Separation Agreement between Cinedigm Digital Cinema Corp. and A. Dale Mayo dated as of June 22, 2010. (17)
10.2	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Adam M. Mizel dated as of October 19, 2011. (23)
10.2.1	‑‑	Employment Agreement between Cinedigm Corp. and Adam M. Mizel dated as of October 1, 2013. (28)
10.3	‑‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.3.1	‑‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.3.2	‑‑	Form of Notice of Restricted Stock Award. (6)
10.3.3	‑‑	Form of Non-Qualified Stock Option Agreement. (7)
10.3.4	‑‑	Form of Restricted Stock Unit Agreement (employees). (8)
10.3.5	‑‑	Form of Stock Option Agreement. (3)
10.3.6	‑‑	Form of Restricted Stock Unit Agreement (directors). (8)
10.3.7	‑‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (9)
10.3.8	‑‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.3.9	‑‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.3.10	‑‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.3.11	‑‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (24)
10.4	‑‑	Cinedigm Corp. Management Incentive Award Plan. (13)
10.6	‑‑	Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of June 9, 2014 (30)
10.5	‑‑	Form of Indemnification Agreement for non-employee directors. (14)
10.7	‑‑	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.10	‑‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (5)
10.10.1	‑‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.2	‑‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.3	‑‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.4	‑‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (4)
10.11	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Gary S. Loffredo dated as of October 19, 2011. (23)
10.11.1	‑‑	Employment Agreement between the Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (28)
10.12	‑‑
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
Credit Agreement, dated as of October 17, 2013, among the Company, the Lenders party thereto, and Société Générale, as Administrative Agent and Collateral Agent. (29) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.1	‑‑
Amended and Restated Credit Agreement, dated as of January 7, 2014, among the Company, the Lenders party thereto, and Société Générale, as Administrative Agent and OneWest Bank, FXB, Collateral Agent.* (Specific portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934.)

10.20	‑‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (25)

10.21.1	‑‑	2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (19)
10.21.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Natixis and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (19)
10.21.3	‑‑	Swap Transaction Confirmation from Natixis to Cinedigm Digital Funding I, LLC dated as of June 14, 2010. (19)
10.22.1	‑‑	2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (19)
10.22.2	‑‑	Schedule to the 2002 ISDA Master Agreement between HSBC Bank USA and Cinedigm Digital Funding I, LLC dated as of July 20, 2010. (19)
10.22.3	‑‑	Swap Transaction Confirmation from HSBC Bank USA to Cinedigm Digital Funding I, LLC dated as of June 8, 2010. (19)
10.23.1	‑‑	2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of May 28, 2010. (19)
10.23.2	‑‑	Schedule to the 2002 ISDA Master Agreement between Société Générale and Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (19)
10.23.3	‑‑	Swap Transaction Confirmation from Société Générale to Cinedigm Digital Funding I, LLC dated as of June 7, 2010. (19)
10.24	‑‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investors party thereto. (29)
10.25	‑‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investor party thereto. (29)
10.26	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (16)
10.26.1	‑‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (27)
10.27	‑‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (16)
10.28	‑‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent and the Lenders party thereto. (22)

10.29	‑‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Agent and Ballantyne Strong, Inc., as Approved Vendor. (22)

10.30	‑‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (22)
10.31	‑‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (22)
10.32	‑‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (22)
10.33	‑‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (22)
21.1	‑‑	List of Subsidiaries.*
23.1	‑‑	Consent of EisnerAmper LLP.*
24.1	‑‑	Powers of Attorney.* (Contained on signature page)

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*
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

(4) Previously filed with the Securities and Exchange Commission on April 29, 2005 as an exhibit to the Company's Form 8- K (File No. 001-31810).

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

(8) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(9) Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(10) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(11) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(15) Previously filed with the Securities and Exchange Commission on February 10, 2011 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2010 (File No. 001-31810).

(16) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on June 25, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2010 (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on July 7, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on October 21, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on August 14, 2013 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2013 (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on October 23, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on June 13, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).