Form 10-Q
period 2014-06-30
Cinedigm Corp.
filed 2014-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2014

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

As of August 11, 2014, 76,774,253 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$36,742	$50,215
Accounts receivable, net	37,506	56,863
Inventory	2,870	3,164
Unbilled revenue	5,122	5,144
Prepaid and other current assets	8,392	8,698
Note receivable, current portion	101	112
Assets of discontinued operations, net of current liabilities	—	278
Total current assets	90,733	124,474
Restricted cash	6,751	6,751
Security deposits	269	269
Property and equipment, net	125,642	134,936
Intangible assets, net	35,757	37,639
Goodwill	27,944	25,494
Deferred costs, net	8,618	9,279
Accounts receivable, long-term	1,343	1,397
Note receivable, net of current portion	91	99
Assets of discontinued operations, net of current portion	6,238	5,660
Total assets	$303,386	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	June 30, 2014	March 31, 2014
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$55,537	$72,604
Current portion of notes payable, non-recourse	33,540	33,825
Current portion of notes payable	15,608	19,219
Current portion of capital leases	609	614
Current portion of deferred revenue	3,025	3,214
Total current liabilities	108,319	129,476
Notes payable, non-recourse, net of current portion	155,388	164,779
Notes payable, net of current portion	22,499	23,525
Capital leases, net of current portion	5,330	5,472
Deferred revenue, net of current portion	11,899	12,519
Total liabilities	303,435	335,771
Commitments and contingencies (see Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively. Liquidation preference of $3,648	3,559	3,559
Class A common stock, $0.001 par value per share; 118,759,000 shares authorized; 76,656,587 and 76,571,972 shares issued and 76,605,147 and 76,520,532 shares outstanding at June 30, 2014 and March 31, 2014, respectively	77	76
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 shares outstanding, at June 30, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	275,938	275,519
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(279,438)	(268,686)
Accumulated other comprehensive loss	(13)	(69)
Total stockholders’ (deficit) equity	(49)	10,227
Total liabilities and stockholders’ (deficit) equity	$303,386	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Three Months Ended June 30,
	2014	2013
Revenues	$22,857	$18,537
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	8,504	3,779
Selling, general and administrative	7,709	6,204
Provision for doubtful accounts	94	62
Transition and acquisition expenses	946	—
Depreciation and amortization of property and equipment	9,376	9,245
Amortization of intangible assets	1,885	418
Total operating expenses	28,514	19,708
Loss from operations	(5,657)	(1,171)
Interest expense, net	(5,035)	(4,924)
Loss on investment in non-consolidated entity	—	(1,252)
Other income, net	139	134
Change in fair value of interest rate derivatives	(259)	829
Loss from continuing operations	(10,812)	(6,384)
Income (loss) from discontinued operations	149	(604)
Net loss	(10,663)	(6,988)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(10,752)	$(7,077)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.14)	$(0.13)
Income (loss) from discontinued operations	—	(0.02)
	$(0.14)	$(0.15)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	76,567,128	48,357,020

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended June 30,
	2014	2013
Net loss	$(10,663)	$(6,988)
Other comprehensive income: foreign exchange translation	56	—
Comprehensive loss	$(10,607)	$(6,988)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(10,663)	$(6,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	11,261	9,700
Amortization of capitalized software costs	—	314
Amortization of debt issuance costs	437	288
Provision for doubtful accounts	94	62
Stock-based compensation and expenses	651	737
Change in fair value of interest rate derivatives	259	(829)
Accretion and PIK interest expense added to note payable	631	472
Loss on investment in non-consolidated entity	—	1,252
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,301	(3,496)
Inventory	294	—
Unbilled revenue	394	3,103
Prepaid expenses and other current assets	228	(1,314)
Other assets	243	(599)
Accounts payable and accrued expenses	(19,823)	7,216
Deferred revenue	(591)	(604)
Other liabilities	(292)	364
Net cash provided by operating activities	2,424	9,678
Cash flows from investing activities:
Purchases of property and equipment	(331)	(141)
Purchases of intangible assets	(4)	—
Additions to capitalized software costs	(483)	(731)
Restricted cash	—	(2)
Net cash used in investing activities	(818)	(874)
Cash flows from financing activities:
Repayment of notes payable	(14,862)	(8,610)
Principal payments on capital leases	(147)	(31)
Costs associated with issuance of Class A common stock	(70)	—
Net cash used in financing activities	(15,079)	(8,641)
Net change in cash and cash equivalents	(13,473)	163
Cash and cash equivalents at beginning of period	50,215	13,448
Cash and cash equivalents at end of period	$36,742	$13,611

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal periods ended June 30, 2014 and 2013
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets in over 12,000 movie screens in both North America and several international countries.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to over 12,000 movie screens in the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment. These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to independent movie, television and other short form content owners and to theatrical exhibitors. As a leading distributor of independent content, the Company collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Playstation, cable video-on-demand ("VOD") and curated over-the-top ("OTT") digital entertainment channels and applications, (ii) physical goods, including DVD and Blu-ray and (iii) theatrical releases.

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
Upon concluding the purchase price allocation for the GVE Acquisition during the three months ended June 30, 2014, a measurement period adjustment  of $2,450 was made to write off advances on the opening balance sheet of GVE due to conditions that existed at the time of the GVE Acquisition. Such conditions, had they been identified as of March 31, 2014, would have reduced the previously reported prepaid and other current assets to $6,222 and increased goodwill to $27,944 on the consolidated balance sheets as of March 31, 2014, respectively.
The purchase price has been allocated to the identifiable net assets acquired as of the date of acquisition including any measurement period adjustments as follows pending any final working capital adjustment:

Accounts receivable	$15,524
Inventory	2,224
Advances	5,248
Other assets	152
Content library	17,211
Supplier contracts and relationships	11,691
Goodwill	19,402
Total assets acquired	71,452
Total liabilities assumed	(19,952)
Total net assets acquired	$51,500
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
Pro forma Information Related to the Acquisition of GVE
The following unaudited consolidated pro forma summary information for the three months ended June 30, 2014 and 2013 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2013. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the GVE Acquisition, nor does the pro forma reflect additional revenue opportunities following the GVE Acquisition.

	For the Three Months Ended June 30,
	2014	2013
Revenue	$22,857	$27,006
Loss from continuing operations	$(10,812)	$(6,606)
Net loss	$(10,663)	$(7,210)

Net loss per share (basic and diluted)	$(0.14)	$(0.15)

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

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $279,438 as of June 30, 2014. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2015 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at June 30, 2014, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least June 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), FiberSat Global Services, Inc. d/b/a Cinedigm Satellite and Support Services (“Satellite”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), CHE, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Cinedigm Content and Entertainment Group, New Video and CHE are together referred to as CEG. Software comprises discontinued operations. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission ("SEC"). They do not include all disclosures normally made in financial statements contained in the Company’s Annual Report on Form 10-K ("Form 10-K"). In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 26, 2014.

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

The Holding’s total stockholder’s deficit at June 30, 2014 was $3,512. The Company has no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, the Company carried its investment in Holdings at $0.

Accounts receivable due from Holdings for service fees under its master service agreement as of June 30, 2014 and March 31, 2014 were $352 and $346, respectively, are included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2014 and 2013, the Company received $294 and $262 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations.

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3) have been made to the fiscal period ended June 30, 2013 condensed consolidated financial statements to conform to the current fiscal period ended June 30, 2014 presentation.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, among others. Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $980 and $898 as of June 30, 2014 and March 31, 2014, respectively.
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

ADVANCES
Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which the Company provides content distribution services and such advances, net of any impairment charges, are estimated to be fully recoupable as of the balance sheet dates.

INVENTORY

Inventory consists of finished goods of owned physical DVD titles and is stated at the lower of cost (determined based on weighted average cost) or market. The Company identifies inventory items to be written down for obsolescence based on the item’s sales status and condition. The Company writes down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 4), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of June 30, 2014	As of March 31, 2014
Reserve account related to the 2013 Term Loans (See Note 4)	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 4)	1,000	1,000
	$6,751	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement (see Note 4) which are amortized under the effective interest rate method over the terms of the respective debt.  All other unamortized debt issuance costs are amortized on a straight-line basis over the term of the respective debt. For such debt, amortization on a straight-line basis is not materially different from the effective interest method.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. The Company had three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2013 Term Loans which matured in June 2013.  Additionally, the Company entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013, recorded in prepaid and other current assets on the condensed consolidated balance sheets, to limit the Company's exposure to interest rates related to the 2013 Term Loans and 2013 Prospect Loan. Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the condensed consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps and caps were recorded in the condensed consolidated statements of operations (See Note 4).

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	519	—	519
	$6,751	$519	$—	$7,270

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	787	—	787
	$6,751	$787	$—	$7,538

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three months ended June 30, 2014 and 2013, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its CEG goodwill reporting unit over its carrying value. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

Information related to the goodwill allocated to the Company's Content & Entertainment segment is as follows:

As of March 31, 2013	$8,542
Goodwill resulting from the GVE Acquisition	16,952
As of March 31, 2014	25,494
Measurement period adjustment - GVE Acquisition	2,450
As of June 30, 2014	$27,944

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, VOD, and physical goods (e.g. DVD and Blu-ray) is typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services. Reserves for sales returns and other allowances are provided based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.  Sales returns and allowances are  reported net in accounts receivable and as a reduction of revenues.

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

PARTICIPATIONS PAYABLE

The Company records liabilities within accounts payable and accrued expenses on the condensed consolidated balance sheet, that represent amounts owed to studios or content producers for which the Company provides content distribution services for royalties owed under licensing arrangements. The Company identifies and records as a reduction to the liability any expenses that are to be reimbursed to the Company by such studios or content producers.

STOCK-BASED COMPENSATION

During the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation from continuing operations of $618 and $684, respectively.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2014 and 2013 was $1.60 and $0.89, respectively. There were 34,443 and 42,640 stock options exercised during the three months ended June 30, 2014 and 2013, respectively.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2014	2013
Range of risk-free interest rates	1.6 - 1.7%	0.7 - 1.2%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	71.7 - 72.1%	73.4 - 73.8%

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

Employee and director stock-based compensation expense from continuing operations related to the Company’s stock-based awards was as follows:

	For the Three Months Ended June 30,
	2014	2013
Direct operating	$3	$2
Selling, general and administrative	615	682
	$618	$684

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock shares outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended June 30, 2014 and 2013 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 28,819,170 shares and 20,485,290 shares as of June 30, 2014 and 2013, respectively, were excluded from the computation as it would be anti-dilutive.

COMPREHENSIVE LOSS

As of June 30, 2014, the Company’s other comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company during the fiscal year ending March 31, 2015. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.
In May 2014, the FASB issued new accounting guidance on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  The guidance will be effective for the Company during the fiscal year ending March 31, 2018. The Company intends to evaluate the impact of the adoption of this accounting standard update on its consolidated financial statements.

3.	DISCONTINUED OPERATIONS

As discussed in Note 1, discontinued operations is principally comprised of the operations of Software. There is no tax provision or benefit related to any of the discontinued operations.
The assets and liabilities of discontinued operations were comprised of the following:

	As of June 30, 2014	As of March 31, 2014
Current assets of discontinued operations:
Accounts receivable, net	$1,852	$1,835
Unbilled revenue	215	534
Prepaid and other current assets	7	11
Total current assets of discontinued operations	2,074	2,380

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	422	668
Deferred revenue	1,652	1,434
Total current liabilities of discontinued operations	2,074	2,102

Current assets of discontinued operations, net of current liabilities	$—	$278

Property and equipment, net	$723	$474
Capitalized software, net	5,346	4,862
Unbilled revenue, net of current portion	169	324
Assets of discontinued operations, net of current portion	$6,238	$5,660

The results of Software have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations was as follows:

	For the Three Months Ended June 30,
	2014	2013
Revenues	$1,049	$1,088
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	175	703
Selling, general and administrative	532	950
Research and development	9	6
Depreciation of property and equipment	—	30
Amortization of intangible assets	—	7
Total operating expenses	716	1,696
Income (loss) from operations	333	(608)
Interest income	—	4
Other expense, net	(85)	—
Income (loss) before provision for income taxes	248	(604)
Provision for income taxes	99	—
Income (loss) from discontinued operations, net of taxes	$149	$(604)

4.	NOTES PAYABLE

Notes payable consisted of the following:

	As of June 30, 2014		As of March 31, 2014
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,500	$60,884	$25,688	$68,590
2013 Prospect Loan Agreement	—	68,714	—	68,454
KBC Facilities	7,858	25,098	7,961	27,009
P2 Vendor Note	110	450	105	466
P2 Exhibitor Notes	72	242	71	260
Total non-recourse notes payable	$33,540	$155,388	$33,825	$164,779

Cinedigm Term Loans	$4,000	$18,923	$3,750	$20,015
Cinedigm Revolving Loans	11,608	—	15,469	—
2013 Notes	—	3,576	—	3,510
Total recourse notes payable	$15,608	$22,499	$19,219	$23,525
Total notes payable	$49,148	$177,887	$53,044	$188,304

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable, and a 1.0% prepayment premium if a prepayment is made during the first year of the 2013 Term Loans. The LIBOR rate at June 30, 2014 was 0.15%.
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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $5,919 and $6,493 as of June 30, 2014 and March 31, 2014, respectively. The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,751 as of June 30, 2014 and March 31, 2014, respectively.

The balance of the 2013 Term Loans, net of the original issue discount, at June 30, 2014 was as follows:

	As of June 30, 2014	As of March 31, 2014
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(38,456)	(30,543)
Discount on 2013 Term Loans	(247)	(266)
2013 Term Loans, net	86,384	94,278
Less current portion	(25,500)	(25,688)
Total long term portion	$60,884	$68,590

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at June 30, 2014 and March 31, 2014 was as follows:

	As of June 30, 2014	As of March 31, 2014
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	2,338	1,906
Payments to date	(3,624)	(3,452)
2013 Prospect Loan Agreement, net	68,714	68,454
Less current portion	—	—
Total long term portion	$68,714	$68,454

KBC Facilities
In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. A summary of the credit facilities is as follows:

				Outstanding Principal Balance		Draw as of
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of June 30, 2014	As of March 31, 2014	As of June 30, 2014
1	$8,900	8.50%	December 2016	$—	$—	$—
2	2,890	3.75%	December 2017	212	315	—
3	22,336	3.75%	September 2018	12,764	13,561	—
4	13,312	3.75%	September 2018	8,082	8,558	—
5	11,425	3.75%	March 2019	7,752	8,160	—
6	6,450	3.75%	December 2018	4,146	4,376	—
	$65,313			$32,956	$34,970	$—
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR rate of 0.23% at June 30, 2014, plus the interest rate noted above.

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

The balance of the Cinedigm Term Loans as of June 30, 2014 was as follows:

	As of June 30, 2014	As of March 31, 2014
Cinedigm Term Loans, at issuance, net	$25,000	$25,000
Payments to date	(1,750)	(875)
Discount on Cinedigm Term Loans	(327)	(360)
Cinedigm Term Loans, net	22,923	23,765
Less current portion	(4,000)	(3,750)
Total long term portion	$18,923	$20,015
At June 30, 2014 and March 31, 2014, the balances of the Cinedigm Revolving Loans was $11,608 and $15,469, respectively.
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
Letters of Credit
As of June 30, 2014, outstanding letters of credit amounted to $4,000. No amounts were drawn upon during the three months ended June 30, 2014.
At June 30, 2014, the Company was in compliance with all of its debt covenants.

5.	STOCKHOLDERS’ (DEFICIT) EQUITY

CAPITAL STOCK

COMMON STOCK

As of June 30, 2014 and March 31, 2014, the Company has 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at June 30, 2014 and March 31, 2014 were $89 on each date. In July 2014, the Company paid its preferred stock dividends accrued at June 30, 2014 in the form of 33,531 shares of its Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

Awards under the Company's equity incentive plan (the "Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs granted to shareholders of more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of the Company’s compensation committee. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, the Company and the participants have executed stock option agreements setting forth the terms of the grants.

During the three months ended June 30, 2014, the Company granted stock options to purchase 260,000 shares of its Class A Common Stock to its employees at exercise prices ranging from $2.35 to $2.66 per share, which will vest ratably over a four year period. As of June 30, 2014, the weighted average exercise price for outstanding stock options was $1.80 and the weighted average remaining contractual life was 6.03 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2014	6,072,986	$1.74
Granted	260,000	2.65
Exercised	(34,443)	1.49
Canceled	(265,248)	1.50
Balance at June 30, 2014	6,033,295	1.80

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, the Company issued options outside of the Equity Incentive Plan to 10 employees who joined the Company following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of the Company's Class A Common Stock. The options have ten-year terms and an exercise price of $1.75 per share. As of June 30, 2014, there were 545,000 unvested shares outstanding.

WARRANTS

As of June 30, 2014, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and the 2013 Warrants.

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

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. As of June 30, 2014, 1,250,625 of the 2013 Warrants were outstanding.

6.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a capital lease obligation where we have no continuing involvement other than being the primary obligor. A sub-lease agreement, through which an unrelated third party purchaser pays the capital lease, was amended during January 2013. The impact of the capital lease amendment to the Company's condensed consolidated financial statements was not material.

LITIGATION

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended June 30,
	2014	2013
Cash interest paid	$4,475	$6,064
Accretion of preferred stock discount	$—	$27
Accrued dividends on preferred stock	$89	$89
Issuance of common stock for payment of preferred stock dividends	$89	$—

8.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,917 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of June 30, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$286	$—	$—	$35,463	$8	$35,757
Total goodwill	$—	$—	$—	$27,944	$—	$27,944
Assets from continuing operations	$101,884	$69,485	$3,591	$95,000	$27,188	297,148
Net assets from discontinued operations						6,238
Total assets						$303,386

Notes payable, non-recourse	$155,098	$33,830	$—	$—	$—	$188,928
Notes payable	—	—	—	—	38,107	38,107
Capital leases	—	—	—	82	5,857	5,939
Total debt	$155,098	$33,830	$—	$82	$43,964	$232,974

	As of March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$298	$—	$—	$37,333	$8	$37,639
Total goodwill	$—	$—	$—	$25,494	$—	$25,494
Assets from continuing operations	$109,538	$66,957	$3,848	$124,226	$35,491	340,060
Net assets from discontinued operations						5,938
Total assets						$345,998

Notes payable, non-recourse	$162,732	$35,872	$—	$—	$—	$198,604
Notes payable	—	—	—	—	42,744	42,744
Capital leases	—	—	—	81	6,005	6,086
Total debt	$162,732	$35,872	$—	$81	$48,749	$247,434

	Statements of Operations
	For the Three Months Ended June 30, 2014
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,484	$3,171	$3,060	$7,142	$—	$22,857
Intersegment revenues	—	—	—	—	—	—
Total segment revenues	9,484	3,171	3,060	7,142	—	22,857
Less: Intersegment revenues	—	—	—	—	—	—
Total consolidated revenues	$9,484	$3,171	$3,060	$7,142	$—	$22,857
Direct operating (exclusive of depreciation and amortization shown below)	244	137	51	8,072	—	8,504
Selling, general and administrative	95	39	200	4,494	2,881	7,709
Plus: Allocation of Corporate overhead	—	—	466	1,353	(1,819)	—
Provision for doubtful accounts	60	21	13	—	—	94
Transition and acquisition expenses, net	—	—	—	842	104	946
Depreciation and amortization of property and equipment	7,137	1,881	53	41	264	9,376
Amortization of intangible assets	11	—	—	1,873	1	1,885
Total operating expenses	7,547	2,078	783	16,675	1,431	28,514
Income (loss) from operations	$1,937	$1,093	$2,277	$(9,533)	$(1,431)	$(5,657)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$3	$—	$3
Selling, general and administrative	—	—	4	64	547	615
Total stock-based compensation	$—	$—	$4	$67	$547	$618

	Statements of Operations
	For the Three Months Ended June 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$8,919	$2,954	$3,390	$3,274	$—	$18,537
Intersegment revenues (1)	—	—	6	11	—	17
Total segment revenues	8,919	2,954	3,396	3,285	—	18,554
Less: Intersegment revenues	—	—	(6)	(11)	—	(17)
Total consolidated revenues	$8,919	$2,954	$3,390	$3,274	$—	$18,537
Direct operating (exclusive of depreciation and amortization shown below)	155	142	98	3,384	—	3,779
Selling, general and administrative	63	87	219	2,754	3,081	6,204
Plus: Allocation of Corporate overhead	—	—	500	733	(1,233)	—
Provision for doubtful accounts	43	14	5	—	—	62
Depreciation and amortization of property and equipment	7,137	1,881	72	3	152	9,245
Amortization of intangible assets	11	2	—	405	—	418
Total operating expenses	7,409	2,126	894	7,279	2,000	19,708
Income (loss) from operations	$1,510	$828	$2,496	$(4,005)	$(2,000)	$(1,171)

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$2	$—	$2
Selling, general and administrative	—	—	8	21	653	682
Total stock-based compensation	$—	$—	$8	$23	$653	$684

9.RESTRUCTURING, TRANSITION AND ACQUISTION EXPENSES
During the fiscal year ended March 31, 2014, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which, based upon the GVE Acquisition, are principally attributed to the integration of the GVE Acquisition and resulted in a transition expenses of $842 during the three months ended June 30, 2014. Transition expenses are a component of transition and acquisition expenses within the condensed consolidated statements of operations.
A summary of activity for the restructuring accrual included within accounts payable and accrued expenses as of June 30, 2014 is as follows:

Balance at March 31, 2014	Total Cost	Amounts Paid/Adjusted	Balance at June 30, 2014
$1,019	$—	$(367)	$652

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

OVERVIEW

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across theatrical, digital, physical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 movie screens in both North America and several international countries.

Over the past decade, the Company has played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to its pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, the Company, through both organic growth and acquisitions, has become a leading distributor of independent content. The Company distributes products for major brands such as the NFL, Discovery Networks, National Geographic and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. Cinedigm collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Playstation, VOD and curated OTT digital entertainment channels and applications, (ii) physical goods, including DVD and Blu-ray and (iii) theatrical releases.

The Company reports its financial results in four primary segments as follows: (1) Phase I Deployment, (2) Phase II Deployment, (3) Services and (4) Content & Entertainment.  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's Systems installed in North American movie theatres.  The Services segment provides services, software and support to the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are asset management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment; and software license, maintenance and consulting services to Phase I and Phase II Deployment, various other exhibitors, studios and other content organizations.  These services primarily facilitate the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment is a market leader in three key areas of entertainment content distribution - ancillary market aggregation and distribution, theatrical releasing and branded and curated OTT digital entertainment channels and applications.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
Home Entertainment
OTT Channels
CDFI
Holdings
Phase 2 B/AIX

We have incurred consolidated net losses from continuing operations, including the results of our non-recourse deployment subsidiaries, of $10.8 million and $6.4 million during the three months ended June 30, 2014 and 2013, respectively, and we have an accumulated deficit of $279.4 million as of June 30, 2014. Included within the three months ended June 30, 2014 were $0.9 million of transition and acquisition expenses. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2015 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at June 30, 2014, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least June 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$9,484	$8,919	$565	6%
Phase II Deployment	3,171	2,954	217	7%
Services	3,060	3,390	(330)	(10)%
Content & Entertainment	7,142	3,274	3,868	118%
	$22,857	$18,537	$4,320	23%
Revenues increased $4.3 million or 23% during the three months ended June 30, 2014, despite being our industry's seasonally slowest quarter. Growth in revenues in Phase 1 and Phase 2 Deployment and additional net revenues of $2.2 million from the GVE Acquisition, which was not part of the prior comparable period's revenues, were partially offset by a decrease in revenues from Services.
Phase 1 and Phase 2 Deployment revenues increased by 7% for the three months ended June 30, 2014 as VPFs increased due to 27 wide release titles being released during the current period as compared to 24 wide release titles in the previous fiscal year period.
In the Services segment, a $0.3 million, or 10%, decrease in revenues was primarily due to the expected reduction of revenues as activation fee revenue recognized in the prior fiscal period of $0.7 million was not present during the current fiscal period. The decrease was partially offset by an increase in servicing fees of $0.3 million due to our international deployment. During the three months ended June 30, 2014, 31 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and a total of 8,917 installed Phase 2 Systems were generating service fees at June 30, 2014 as compared to 8,530 Phase 2 Systems at June 30, 2013. The Company also services an additional 3,724 screens in Phase I. We expect modest growth in Services as we (i) continue with international servicing in Australia and New Zealand during the remaining fiscal year from our 16 international screen backlog; and (ii) secure additional international servicing customers.

The CEG business expanded by $3.9 million, or 118%, year over year, of which $2.2 million is directly attributed to increased net revenues resulting from the GVE Acquisition. The remaining increase is attributed to organic growth from the addition of physical and digital distribution rights of home entertainment titles of our library of over 52,000 movies and television episodes and licensing of original content. This growth was limited due to certain missed sales and from higher than anticipated physical returns resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. In addition, industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry further impacted physical sales.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$244	$155	$89	57%
Phase II Deployment	137	142	(5)	(4)%
Services	51	98	(47)	(48)%
Content & Entertainment	8,072	3,384	4,688	139%
	$8,504	$3,779	$4,725	125%
Direct operating expenses increased by 125% as a result of (i) $2.0 million attributed to the GVE Acquisition during the three months ended June 30, 2014; (ii) increased direct expenses for the expanded CEG home entertainment releasing slate as certain selling, general and administrative expenses were shifted to direct costs due to our outsourced DVD replication and manufacturing partnership with Universal Pictures and movie cost amortization; (iii) approximately $1.0 million in impairment and additional amortization of advances based upon revised ultimates and (iv) higher than anticipated expenses resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. These increases were partially offset by reduced upfront theatrical releasing, marketing and acquisitions costs as CEG released three movies during the current fiscal period versus five releases in the prior fiscal period.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$95	$63	$32	51%
Phase II Deployment	39	87	(48)	(55)%
Services	200	219	(19)	(9)%
Content & Entertainment	4,494	2,754	1,740	63%
Corporate	2,881	3,081	(200)	(6)%
	$7,709	$6,204	$1,505	24%

Selling, general and administrative expenses grew by 24% during the period, consistent with the 23% increase in consolidated revenues.  The Content & Entertainment segment increased 63% as a result of the inclusion of the GVE Acquisition and increased staffing to support the growth in our home entertainment business. Corporate expenses declined modestly year over year as existing capacity was sufficient to support growth.

Transition and Acquisition Expenses

Transition and acquisition expenses were $0.9 million for the three months ended June 30, 2014. Transition expenses of $0.8 million are principally attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$7,137	$7,137	$—	—%
Phase II Deployment	1,881	1,881	—	—%
Services	53	72	(19)	(26)%
Content & Entertainment	41	3	38	1,267%
Corporate	264	152	112	74%
	$9,376	$9,245	$131	1%
Depreciation and amortization expense remained consistent with the prior fiscal period, increasing by $0.1 million or 1%.

Amortization of intangible assets

Amortization of intangible assets increased to $1.9 million for the fiscal year ended March 31, 2014 from $0.4 million, which is attributed to the finite-lived intangible assets added from the GVE Acquisition.

Interest expense, net

	For the Three Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$3,528	$4,156	$(628)	(15)%
Phase II Deployment	412	516	(104)	(20)%
Corporate	1,095	252	843	335%
	$5,035	$4,924	$111	2%
Interest expense, net increased $0.1 million or 2% due to the increase in recourse debt in corporate offset by the continued repayment of non-recourse and recourse term loan and revolver debt as the Company reduced principal outstanding by $14.9 million during the three months ended June 30, 2014.
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
The 15% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the benefit from the resulting reduced debt balance. The 2013 Term Loans, which are repaid from free cash flow, are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%.
Non-cash interest expense was approximately $0.8 million $1.1 million for the three months ended June 30, 2014 and 2013, respectively.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was a loss of approximately $0.3 million and a gain of $0.8 million for the three months ended June 30, 2014 and 2013, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, which represents the results of Software, was $0.1 million and $(0.6) million for the three months ended June 30, 2014 and 2013, respectively.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $7.2 million for the three months ended June 30, 2014, a decrease of 26% in comparison to $9.7 million for the three months ended June 30, 2013. Adjusted EBITDA from non-deployment businesses was $(4.9) million during the three months ended ended June 30, 2014, decreasing 196% from $(1.7) million for the three months ended June 30, 2013. As previously discussed, the decline within non-deployment was attributed to missed sales and higher than anticipated physical returns incurred as a result of a transition to a new physical goods replication, distribution and fulfillment center partner. changes in consumer behavior, along with declining retail foot traffic and shelf space for physical product within the industry. Additionally, industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry further impacted physical sales.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2014	2013
Net loss from continuing operations	$(10,812)	$(6,383)
Add Back:
Depreciation and amortization of property and equipment	9,376	9,245
Amortization of intangible assets	1,885	418
Interest expense, net	5,035	4,924
Loss on investment in non-consolidated entity	—	1,252
Other income, net	(139)	(134)
Change in fair value of interest rate derivatives	259	(829)
Stock-based compensation and expenses	618	687
Transaction and acquisition expenses	946	—
Allocated costs attributable to discontinued operations	—	534
Adjusted EBITDA	$7,168	$9,714

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,018)	$(9,018)
Amortization of intangible assets	(11)	(14)
Income from operations	(3,030)	(2,338)
Intersegment services fees earned	—	6
Adjusted EBITDA from non-deployment businesses	$(4,891)	$(1,650)

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended June 30, 2014 and 2013, the Company has neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on its property and equipment.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. The Company’s process of evaluating goodwill for impairment involves the determination of fair value of its CEG goodwill reporting unit over its carrying value. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of March 31, unless triggering events occur which require goodwill to be tested at another date.

DEFINITE-LIVED INTANGIBLE ASSETS

As of June 30, 2014, the Company’s finite-lived intangible assets consisted of customer relationships, supplier agreements, content libraries, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three months ended June 30, 2014 and 2013, no impairment charge for finite-lived intangible assets was recorded within continuing operations.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-ray). The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services. Reserves for sales returns and other allowances are provided based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.  Sales returns and allowances are  reported net in accounts receivable and as a reduction of revenues.
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

In connection with revenue recognition for CEG, the following are also considered critical accounting policies:

Advances
Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which the Company provides content distribution services and such advances are estimated to be fully recoupable as of the consolidated balance sheet date.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company during the fiscal year ending March 31, 2015. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.
In May 2014, the FASB issued new accounting guidance on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  The guidance will be effective for the Company during the fiscal year ending March 31, 2018. The Company intends to evaluate the impact of the adoption of this accounting standard update on its financial statements.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2013 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 135,000 screens worldwide, of which approximately 40,000 of the domestic screens were equipped with digital cinema technology, and 12,641 of those screens contained our Systems. Historically, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. Going forward, the expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities and will be the primary driver of our revenue streams as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of June 30, 2014, the outstanding principal balance of the KBC Facilities was $33.0 million.

In February 2013, the Company refinanced its existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale, New York Branch and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities will be supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business. As of June 30, 2014, the outstanding principal balance of these non-recourse credit facilities was $155.1 million.

In October 2013, the Company entered the Cinedigm Credit Agreement pursuant to which the Company borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which all of the term loans and $15.0 million of the revolving loans were drawn upon in connection with the GVE Acquisition. The Cinedigm Credit Agreement, which further enhances the Company's working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of the Company's media library, acquired in connection with the GVE Acquisition. Additionally, the Company entered into an agreement providing $5.0 million of financing. As of June 30, 2014, the outstanding principal balance of these recourse credit facilities was $39.5 million.

As of June 30, 2014, we had negative working capital, defined as current assets less current liabilities, of $17.6 million and cash and cash equivalents and restricted cash totaling $43.5 million.

Operating activities provided net cash of $2.4 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively. Cash flows from VPFs are expected to remain consistent with the current fiscal year and support non-recourse debt paydown. Generally, changes in accounts receivable from our studio customers and others are a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs from our deployment business as we build receivables, the amount of cash flows and timing which will depend upon the success of the theatrical and home entertainment releases. The Company has put in place an up to $30.0 million revolver to support these working capital fluctuations. In addition, the Company makes advances towards theatrical releases and expects to recover the initial expenditures within nine to twelve months and advances to certain home entertainment distribution clients which it expects to recover within the same period. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters.

Investing activities used net cash of $0.8 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively principally for capital expenditures.

Financing activities used net cash of $15.1 million and $8.6 million for the three months ended June 30, 2014 and 2013, respectively.  The increase reflects the Cinedigm Credit Facility which was not present during the prior year period in addition to normal principal reduction of other notes payables during the three months ended June 30, 2014 as well as the seasonally expected reduction in outstanding revolver balance. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations as well as a portion of the cash generated from CEG, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan, the Cinedigm Credit Facility and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of June 30, 2014:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Long-term recourse debt (1)	$39,858	$15,608	$19,250	$5,000	$—
Long-term non-recourse debt (2)	201,996	33,538	59,754	27,170	81,534
Capital lease obligations (3)	5,923	616	1,386	1,199	2,722
Debt-related obligations, principal	$247,777	$49,762	$80,390	$33,369	$84,256

Interest on recourse debt (1)	$4,441	$1,724	$2,128	$589	$—
Interest on non-recourse debt (2)	65,637	11,859	20,607	17,592	15,579
Interest on capital leases (3)	4,365	842	1,498	1,181	844
Total interest	$74,443	$14,425	$24,233	$19,362	$16,423
Total debt-related obligations	$322,220	$64,187	$104,623	$52,731	$100,679

Total non-recourse debt including interest	$267,633	$45,397	$80,361	$44,762	$97,113
Operating lease obligations (4)	$10,611	$1,976	$2,932	$2,509	$3,194

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes.

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

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of June 30, 2014. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company will attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities, content acquisition and marketing costs and the development of our digital OTT channels. Certain of these costs, including costs of content acquisition, marketing and promotional activities and digital channels, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and 2013 Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The 2013 Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG business. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

CINEDIGM CORP.

Date:	August 13, 2014	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑‑	XBRL Instance Document.*
101.SCH	‑‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑‑	XBRL Taxonomy Extension Label.*
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.*