Form 10-Q
period 2014-09-30
Cinedigm Corp.
filed 2014-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2014

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

As of November 10, 2014, 76,869,723 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$29,746	$50,215
Accounts receivable, net	74,560	56,863
Inventory	3,185	3,164
Unbilled revenue	3,535	5,144
Prepaid and other current assets	18,635	8,698
Note receivable, current portion	103	112
Assets of discontinued operations, net of current liabilities	—	278
Total current assets	129,764	124,474
Restricted cash	6,751	6,751
Security deposits	346	269
Property and equipment, net	116,362	134,936
Intangible assets, net	34,295	37,639
Goodwill	32,701	25,494
Deferred costs, net	8,218	9,279
Accounts receivable, long-term	1,288	1,397
Note receivable, net of current portion	59	99
Assets of discontinued operations, net of current portion	—	5,660
Total assets	$329,784	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	September 30, 2014	March 31, 2014
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$98,012	$72,604
Current portion of notes payable, non-recourse	33,442	33,825
Current portion of notes payable	19,994	19,219
Current portion of capital leases	587	614
Current portion of deferred revenue	3,145	3,214
Total current liabilities	155,180	129,476
Notes payable, non-recourse, net of current portion	145,611	164,779
Notes payable, net of current portion	19,292	23,525
Capital leases, net of current portion	5,201	5,472
Deferred revenue, net of current portion	11,278	12,519
Total liabilities	336,562	335,771
Commitments and contingencies (see Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively. Liquidation preference of $3,648	3,559	3,559
Class A common stock, $0.001 par value per share; 210,000,000 and 118,759,000 shares authorized; 76,839,407 and 76,571,972 shares issued and 76,787,967 and 76,520,532 shares outstanding at September 30, 2014 and March 31, 2014, respectively	77	76
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 shares outstanding, at September 30, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	276,696	275,519
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(286,871)	(268,686)
Accumulated other comprehensive loss	(67)	(69)
Total stockholders’ (deficit) equity	(6,778)	10,227
Total liabilities and stockholders’ (deficit) equity	$329,784	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$23,721	$19,242	$46,578	$37,779
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	3,311	4,753	11,815	8,532
Selling, general and administrative	8,304	4,104	16,013	10,308
Provision for doubtful accounts	78	132	172	194
Transition and acquisition expenses	817	—	1,763	—
Depreciation and amortization of property and equipment	9,391	9,212	18,767	18,457
Amortization of intangible assets	1,464	409	3,349	827
Total operating expenses	23,365	18,610	51,879	38,318
Income (loss) from operations	356	632	(5,301)	(539)
Interest expense, net	(4,993)	(4,532)	(10,028)	(9,456)
Loss on investment in non-consolidated entity	—	(560)	—	(1,812)
Other (expense) income, net	(39)	113	100	247
Change in fair value of interest rate derivatives	84	(71)	(175)	758
Loss from continuing operations	(4,592)	(4,418)	(15,404)	(10,802)
Income (loss) from discontinued operations	293	(749)	442	(1,353)
Loss on sale of discontinued operations	(3,045)	—	(3,045)	—
Net loss	(7,344)	(5,167)	(18,007)	(12,155)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(7,433)	$(5,256)	$(18,185)	$(12,333)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.06)	$(0.09)	$(0.20)	$(0.22)
Loss from discontinued operations	(0.04)	(0.01)	(0.03)	(0.02)
	$(0.10)	$(0.10)	$(0.23)	$(0.24)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	76,748,753	52,920,060	76,569,162	50,651,007

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,344)	$(5,167)	$(18,007)	$(12,155)
Other comprehensive (loss) income: foreign exchange translation	(54)	—	2	—
Comprehensive loss	$(7,398)	$(5,167)	$(18,005)	$(12,155)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(18,007)	$(12,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	3,045	—
Depreciation and amortization of property and equipment and amortization of intangible assets	22,116	19,492
Amortization of capitalized software costs	—	736
Amortization of debt issuance costs	886	566
Provision for doubtful accounts	172	194
Provision for inventory reserve	900	—
Stock-based compensation and expenses	1,073	1,277
Change in fair value of contingent consideration for business combination	—	(1,500)
Change in fair value of interest rate derivatives	175	(758)
Accretion and PIK interest expense added to note payable	1,222	1,076
Loss on investment in non-consolidated entity	—	1,812
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,743)	(5,101)
Inventory	(921)	—
Unbilled revenue	2,072	5,178
Prepaid expenses and other current assets	(9,077)	(1,719)
Other assets	224	(358)
Accounts payable and accrued expenses	18,018	9,119
Deferred revenue	(1,257)	(936)
Other liabilities	(351)	37
Net cash provided by operating activities	2,547	16,960
Cash flows from investing activities:
Net proceeds from disposal of business	2,950	—
Purchases of property and equipment	(620)	(618)
Purchases of intangible assets	(6)	—
Additions to capitalized software costs	(855)	(1,162)
Net cash provided by (used in) investing activities	1,469	(1,780)
Cash flows from financing activities:
Repayment of notes payable	(29,115)	(21,519)
Borrowings under revolving credit facility	5,000	—
Principal payments on capital leases	(298)	(66)
Proceeds from issuance of Class A common stock	—	5,520
Costs associated with issuance of Class A common stock	(72)	(174)
Net cash used in financing activities	(24,485)	(16,239)
Net change in cash and cash equivalents	(20,469)	(1,059)
Cash and cash equivalents at beginning of period	50,215	13,448
Cash and cash equivalents at end of period	$29,746	$12,389

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal periods ended September 30, 2014 and 2013
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Corp. (formerly known as Cinedigm Digital Cinema Corp.) was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). The Company is (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets in over 12,000 movie screens in both North America and several international countries.

The Company reports its financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment (“Content & Entertainment”).  The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for the Company's digital cinema equipment (the “Systems”) installed in movie theatres nationwide.  The Services segment provides services and support to over 12,000 movie screens in the Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers.  Included in these services are Systems management services for a specified fee via service agreements with Phase I Deployment and Phase II Deployment as well as third party exhibitors as buyers of their own digital cinema equipment. These services facilitated the conversion from analog to digital cinema and have positioned the Company at what it believes to be the forefront of a rapidly developing industry relating to the distribution and management of digital cinema and other content to theatres and other remote venues worldwide.  The Content & Entertainment segment provides content marketing and distribution services in both theatrical and ancillary home entertainment markets to independent movie, television and other short form content owners and to theatrical exhibitors. As a leading distributor of independent content, the Company collaborates with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted and profitable audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Playstation, cable video-on-demand ("VOD") and curated over-the-top ("OTT") digital entertainment channels and applications, (ii) physical goods, including DVD and Blu-ray and (iii) theatrical releases.

Gaiam Acquisition
On October 21, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CHE"), a wholly-owned subsidiary of the Company, acquired from Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) their division ("GVE") that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”). The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 paid in cash and 666,978 shares of Class A Common Stock valued at $1,000 issued upon the closing of the GVE Acquisition, and (ii) $3,000 to be paid on a deferred basis, of which $1,000 was paid during the fiscal year ended March 31, 2014 and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. The working capital adjustment related to the purchase price has not yet been finalized between the Company and the sellers of GVE. Pending final resolution, such working capital adjustment, if any, will be recorded as adjustments to purchase considerations during the fiscal year ending March 31, 2015. Upon the closing of the GVE Acquisition, GVE became part of the Company's Content & Entertainment segment.
During the three months ended June 30, 2014, a measurement period adjustment to the purchase price allocation of the GVE Acquisition of $2,450 was made to write off advances on the opening balance sheet of GVE due to conditions that existed at the time of the GVE Acquisition. Additionally, during the three months ended September 30, 2014, a measurement period adjustment of $4,757 was made to reflect the fair value of accounts payable and accrued expenses as a result of information communicated to the Company during October 2014, after the conclusion of a transition services agreement with the sellers of GVE and existed at the time of the GVE Acquisition. Such conditions, had they been identified as of March 31, 2014, would have increased the previously reported accounts payable and accrued expenses to $77,361, prepaid and other current assets to $6,222 and increased goodwill to $32,701 on the consolidated balance sheets as of March 31, 2014.
The purchase price has been allocated to the identifiable net assets acquired as of the date of acquisition including any subsequent measurement period adjustments through September 30, 2014 as follows pending any final working capital adjustment:

Accounts receivable	$15,524
Inventory	2,224
Advances	5,248
Other assets	152
Content library	17,211
Supplier contracts and relationships	11,691
Goodwill	24,159
Total assets acquired	76,209
Total liabilities assumed	(24,709)
Total net assets acquired	$51,500
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
Pro forma Information Related to the Acquisition of GVE
The following unaudited consolidated pro forma summary information for the three and six months ended September 30, 2014 and 2013 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2013. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the GVE Acquisition, nor does the pro forma reflect additional revenue opportunities following the GVE Acquisition.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$23,721	$31,359	$46,578	$58,365
Loss from continuing operations	$(4,592)	$(3,714)	$(15,404)	$(10,320)
Net loss	$(7,344)	$(4,463)	$(18,007)	$(11,673)

Net loss per share from continuing operations (basic and diluted)	$(0.06)	$(0.08)	$(0.20)	$(0.23)

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
As a consequence, it was determined that Software met the criteria for classification as held for sale/discontinued operations. As such, Software had been adjusted to reflect the fair value of its net assets and the consolidated financial statements and the notes to consolidated financial statements presented herein have been recast solely to reflect, for all periods presented, the adjustments resulting from these changes in classification for discontinued operations.
On September 23, 2014, the Company completed the sale of Software to a third party and recognized a loss of $3,045 during the three months ended September 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company has incurred net losses historically and has an accumulated deficit of $286,871 as of September 30, 2014. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2015 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at September 30, 2014, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least September 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

The Company’s consolidated financial statements include the accounts of Cinedigm, Access Digital Media, Inc. (“AccessDM”), ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), CHE, Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Cinedigm Digital Cinema Australia Pty Ltd, Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Funding I, LLC (“CDF I”) and Cinedigm DC Holdings LLC ("DC Holdings LLC"). Cinedigm Content and Entertainment Group, New Video and CHE are together referred to as CEG. Software comprises discontinued operations. All intercompany transactions and balances have been eliminated in consolidation.

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

INVESTMENT IN NON-CONSOLIDATED ENTITY

The Company indirectly owns 100% of the common equity of CDF2 Holdings, LLC ("Holdings"), which is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". Holdings, a subsidiary of Phase 2 DC, which is wholly-owned by the Company, and its wholly-owned limited liability company, Cinedigm Digital Funding 2, LLC, were created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. Holdings assists customers in procuring the necessary equipment in the conversion of their Systems by providing the necessary financing, equipment, installation and related ongoing services. Holdings is a VIE, as defined in ASC 810, indirectly wholly-owned by the Company. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although Holdings is indirectly wholly-owned by the Company, a third party, which also has a variable interest in Holdings, along with an independent third party manager and the Company must mutually approve all business activities and transactions that significantly impact Holdings' economic performance. The Company has thus assessed its variable interests in Holdings and determined that it is not the primary beneficiary of Holdings and therefore accounts for its investment in Holdings under the equity method of accounting. In completing our assessment, the Company identified the activities that it considers most significant to the economic performance of Holdings and determined that we do not have the power to direct those activities. As a result, Holdings' financial position and results of operations are not consolidated in the financial position and results of operations of the Company. The Company's net investment in Holdings is reflected as “Investment in non-consolidated entity, net" in the accompanying condensed consolidated balance sheets.

Holdings' total stockholder’s deficit at September 30, 2014 was $4,857. The Company has no obligation to fund the operating loss or the deficit beyond its initial investment of $2,000, and accordingly, the Company currently carries its investment in Holdings at $0.

Accounts receivable due from Holdings for service fees under its master service agreement as of September 30, 2014 and March 31, 2014 were $445 and $346, respectively, and are included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended September 30, 2014 and 2013, the Company received $276 and $275 in aggregate revenues through digital cinema servicing fees from Holdings, respectively, which are included in revenues on the accompanying condensed consolidated statements of operations. During the six months ended September 30, 2014 and 2013, such amounts were $571 and $537, respectively.

RECLASSIFICATION

Certain reclassifications, principally for discontinued operations (see Note 3), have been made to the fiscal period ended September 30, 2013 condensed consolidated financial statements to conform to the current fiscal period ended September 30, 2014 presentation.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment, valuation reserve for income taxes and estimates related to reserves and transactions subject to transition service agreements resulting from business acquisitions, among others. Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $1,058 and $898 as of September 30, 2014 and March 31, 2014, respectively.
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

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 4), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of September 30, 2014	As of March 31, 2014
Reserve account related to the 2013 Term Loans (See Note 4)	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 4)	1,000	1,000
	$6,751	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans, 2013 Prospect Loan and Cinedigm Credit Agreement (see Note 4), which are principally amortized under the effective interest rate method over the terms of the respective debt.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. The Company had three separate interest rate swap agreements (the “Interest Rate Swaps”) to limit the Company’s exposure to changes in interest rates related to the 2013 Term Loans which matured in June 2013.  Additionally, the Company entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013, recorded in prepaid and other current assets on the condensed consolidated balance sheets, to limit the Company's exposure to interest rates related to the 2013 Term Loans and 2013 Prospect Loan. Changes in fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit/equity) or in the condensed consolidated statements of operations depending on whether the derivative qualifies for hedge accounting.  The Company has not sought hedge accounting treatment for these instruments and therefore, changes in the value of its Interest Rate Swaps and caps were recorded in the condensed consolidated statements of operations (See Note 4).

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	545	—	545
	$6,751	$545	$—	$7,296

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	787	—	787
	$6,751	$787	$—	$7,538

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three and six months ended September 30, 2014 and 2013, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

Information related to the goodwill allocated to the Company's Content & Entertainment segment is as follows:

As of March 31, 2013	$8,542
Goodwill resulting from the GVE Acquisition	16,952
As of March 31, 2014	25,494
Measurement period adjustment - GVE Acquisition	2,450
As of June 30, 2014	27,944
Measurement period adjustment - GVE Acquisition	4,757
As of September 30, 2014	$32,701

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment, paid an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor-owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 and $2 on Phase 2 DC Systems and for Systems installed by Holdings upon installation and such fees are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

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

STOCK-BASED COMPENSATION

During the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation from continuing operations of $407 and $499, respectively. During the six months ended September 30, 2014 and 2013, the Company recorded stock-based compensation from continuing operations of $1,025 and $1,183, respectively.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2014 and 2013 was $1.09 and $0.84, respectively. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2014 and 2013 was $1.27 and $0.84, respectively. There were 6,623 stock options exercised during the three months ended September 30, 2014. There were 41,066 and 42,640 stock options exercised during the six months ended September 30, 2014 and 2013, respectively. There were no options exercised during the three months ended September 30, 2013.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2014	2013	2014	2013
Range of risk-free interest rates	1.6 - 1.8%	1.4 - 1.6%	1.6 - 1.8%	0.7 - 1.6%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	71.4% - 71.5%	72.7 - 73.1%	71.4 - 72.3%	72.7 - 74.0%

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

Employee and director stock-based compensation expense from continuing operations related to the Company’s stock-based awards was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Direct operating	$3	$1	$6	$3
Selling, general and administrative	404	498	1,019	1,180
	$407	$499	$1,025	$1,183

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock shares outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three months ended September 30, 2014 and 2013 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 29,113,797 shares and 26,509,140 shares as of September 30, 2014 and 2013, respectively, were excluded from the computation as it would be anti-dilutive.

COMPREHENSIVE LOSS

As of September 30, 2014, the Company’s other comprehensive loss consisted of net loss and foreign currency translation adjustments.

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
In June 2014, the FASB issued an accounting standards update which provides additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition. The guidance will be effective for the Company during the fiscal year ending March 31, 2017. The Company intends to evaluate the impact of the adoption of this accounting standard update on its consolidated financial statements, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The guidance will be effective for the Company during the fiscal year ending March 31, 2018. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3.	DISCONTINUED OPERATIONS

As discussed in Note 1, discontinued operations is principally comprised of the operations of Software.
The assets and liabilities of discontinued operations were comprised of the following:

As of March 31, 2014
Current assets of discontinued operations:
Accounts receivable, net	$1,835
Unbilled revenue	534
Prepaid and other current assets	11
Total current assets of discontinued operations	2,380

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	668
Deferred revenue	1,434
Total current liabilities of discontinued operations	2,102

Current assets of discontinued operations, net of current liabilities	$278

Property and equipment, net	$474
Capitalized software, net	4,862
Unbilled revenue, net of current portion	324
Assets of discontinued operations, net of current portion	$5,660

The results of Software have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$919	$1,125	$1,968	$2,213
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	151	726	326	1,429
Selling, general and administrative	561	937	1,093	1,887
Research and development	5	41	14	47
Depreciation of property and equipment	—	163	—	193
Amortization of intangible assets	—	8	—	15
Total operating expenses	717	1,875	1,433	3,571
Income (loss) from operations	202	(750)	535	(1,358)
Interest income	—	7	—	11
Other expense, net	(8)	(6)	(93)	(6)
Income (loss) before benefit from income taxes	194	(749)	442	(1,353)
Benefit from income taxes	99	—	—	—
Income (loss) from discontinued operations, net of taxes	$293	$(749)	$442	$(1,353)

4.	NOTES PAYABLE

Notes payable consisted of the following:

	As of September 30, 2014		As of March 31, 2014
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,500	$52,799	$25,688	$68,590
2013 Prospect Loan Agreement	—	68,975	—	68,454
KBC Facilities	7,755	23,187	7,961	27,009
P2 Vendor Note	115	427	105	466
P2 Exhibitor Notes	72	223	71	260
Total non-recourse notes payable	$33,442	$145,611	$33,825	$164,779

Cinedigm Term Loans	$4,250	$15,647	$3,750	$20,015
Cinedigm Revolving Loans	15,744	—	15,469	—
2013 Notes	—	3,645	—	3,510
Total recourse notes payable	$19,994	$19,292	$19,219	$23,525
Total notes payable	$53,436	$164,903	$53,044	$188,304

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the assets collateralized by the debt. The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The 2013 Prospect Loan Agreement is not guaranteed by the Company or its other subsidiaries and the service fees of Phase 1 DC and Phase 2 DC were assigned by the Company to DC Holdings LLC. The KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

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

Under the 2013 Credit Agreement, each of the 2013 Term Loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The LIBOR rate at September 30, 2014 was 0.15%.
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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $4,779 and $6,493 as of September 30, 2014 and March 31, 2014, respectively. The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash of $6,751 as of September 30, 2014 and March 31, 2014, respectively.

The balance of the 2013 Term Loans, net of the original issue discount, at September 30, 2014 was as follows:

	As of September 30, 2014	As of March 31, 2014
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(46,558)	(30,543)
Discount on 2013 Term Loans	(230)	(266)
2013 Term Loans, net	78,299	94,278
Less current portion	(25,500)	(25,688)
Total long term portion	$52,799	$68,590

2013 Prospect Loan Agreement
On February 28, 2013, DC Holdings LLC, AccessDM and Phase 2 DC entered into a term loan agreement (the “2013 Prospect Loan Agreement”) with Prospect Capital Corporation (“Prospect”), as administrative agent (the “Prospect Administrative Agent”) and collateral agent (the “Prospect Collateral Agent”) for the lenders party thereto, and the other lenders party thereto pursuant to which DC Holdings LLC borrowed $70,000 (the “2013 Prospect Loan”). The 2013 Prospect Loan, as subsequently amended, bears interest annually in cash at LIBOR plus 9.00% (with a 2.00% LIBOR floor) and at 2.50% to be accrued as an increase in the aggregate principal amount of the 2013 Prospect Loan until the 2013 Credit Agreement is paid off, at which time all interest will be payable in cash.
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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at September 30, 2014 and March 31, 2014 was as follows:

	As of September 30, 2014	As of March 31, 2014
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	2,777	1,906
Payments to date	(3,802)	(3,452)
2013 Prospect Loan Agreement, net	68,975	68,454
Less current portion	—	—
Total long term portion	$68,975	$68,454

KBC Facilities
In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. There were no draws on the KBC facilities during the six months ended September 30, 2014. A summary of the credit facilities is as follows:

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of September 30, 2014	As of March 31, 2014
1	$8,900	8.50%	December 2016	$—	$—
2	2,890	3.75%	December 2017	109	315
3	22,336	3.75%	September 2018	11,966	13,561
4	13,312	3.75%	September 2018	7,607	8,558
5	11,425	3.75%	March 2019	7,344	8,160
6	6,450	3.75%	December 2018	3,916	4,376
	$65,313			$30,942	$34,970
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR rate of 0.23% at September 30, 2014, plus the interest rate noted above.

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

The balance of the Cinedigm Term Loans as of September 30, 2014 and March 31, 2014 was as follows:

	As of September 30, 2014	As of March 31, 2014
Cinedigm Term Loans, at issuance, net	$25,000	$25,000
Payments to date	(4,808)	(875)
Discount on Cinedigm Term Loans	(295)	(360)
Cinedigm Term Loans, net	19,897	23,765
Less current portion	(4,250)	(3,750)
Total long term portion	$15,647	$20,015
At September 30, 2014 and March 31, 2014, the balances of the Cinedigm Revolving Loans were $15,744 and $15,469, respectively.
In August 2014, the Company increased its borrowings under the Cinedigm Revolving Loans by $5,000 for working capital purposes.
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
Letters of Credit
As of September 30, 2014, outstanding letters of credit amounted to $7,000. No amounts were drawn upon during the three months ended September 30, 2014.

At September 30, 2014, the Company was in compliance with all of its debt covenants.

5.	STOCKHOLDERS’ (DEFICIT) EQUITY

CAPITAL STOCK

COMMON STOCK
In September 2014, the Company increased the number of shares of Class A Common Stock authorized for issuance by 91,241,000 shares and designated the additional shares as Class A Common Stock.
As of September 30, 2014 and March 31, 2014, the Company has 210,000,000 and 118,759,000 authorized shares of Class A Common Stock and 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at September 30, 2014 and March 31, 2014 were $89 on each date. In October 2014, the Company paid its preferred stock dividends accrued at September 30, 2014 in the form of 56,794 shares of its Class A Common Stock.

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
The Plan previously provided for the issuance of up to 9,300,000 shares of Class A Common Stock to employees, outside directors and consultants. After approval by the Company's stockholders on September 16, 2014, the Company amended the Plan to increase the total number of shares of the Company's Class A Common Stock available for issuance to 14,300,000 shares.
During the six months ended September 30, 2014, the Company granted stock options to purchase 740,125 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.81 to $2.66 per share, which will vest ratably over a four year period. As of September 30, 2014, the weighted average exercise price for outstanding stock options was $1.80 and the weighted average remaining contractual life was 5.47 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2014	6,072,986	$1.74
Granted	740,125	2.11
Exercised	(41,066)	1.72
Canceled	(412,623)	1.78
Balance at September 30, 2014	6,359,422	1.80

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, the Company issued options outside of the Equity Incentive Plan to 10 employees who joined the Company following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of the Company's Class A Common Stock. The options have ten-year terms and an exercise price of $1.75 per share. As of September 30, 2014, there were 515,000 unvested options outstanding.

WARRANTS

As of September 30, 2014, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and the 2013 Warrants.

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

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. As of September 30, 2014, 1,250,625 of the 2013 Warrants were outstanding.

6.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a capital lease obligation where we have no continuing involvement other than being the primary obligor. A sub-lease agreement, pursuant to which an unrelated third party purchaser pays the capital lease, was amended during January 2013. The impact of the capital lease amendment to the Company's condensed consolidated financial statements was not material.

LITIGATION

Gaiam Dispute
In August 2014, the Company sent a demand letter to Gaiam notifying Gaiam of the Company’s intent to pursue mediation and, if necessary, arbitration with respect to certain claims resulting from the GVE Acquisition. The Company believes that (i) Gaiam materially breached its representations and warranties under the Membership Interest Purchase Agreement (the "MIPA"), (ii) Gaiam engaged in tortious acts in connection with the sale, (iii) the amount of Working Capital in the business unit was substantially below that required under the terms of the MIPA and is subject to a working capital adjustment, (iv) Gaiam breached the Transition Services Agreement (“TSA”), resulting in additional costs to the Company and potential losses associated with the non-collection of Company accounts receivables, and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivables, resulting in the slowdown of receipt of such cash by the Company. The Company is seeking in excess of $13.0 million in a Working Capital adjustment, as well as damages related to Gaiam’s purported financial and business misrepresentations and the Company’s other claims. The Company may also seek specific performance for certain breaches by Gaiam. While Gaiam has not formally asserted any counterclaims, Gaiam has indicated that it believes it has counterclaims against the Company related to the amount of Working Capital and an allegation that the Company breached the TSA. We believe that our claims have merit and intend to pursue them vigorously. If Gaiam were to assert counterclaims, the Company believes they would be without merit. No formal arbitration proceedings have yet been initiated, and at this early stage, there can be no assurance as to the likelihood of success on the merits.
We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended September 30,
	2014	2013
Cash interest paid	$8,474	$9,077
Accretion of preferred stock discount	$—	$54
Accrued dividends on preferred stock	$178	$178
Issuance of common stock for payment of preferred stock dividends	$178	$89
Deferred consideration recorded in connection with sale of business	$1,050	$—
Assets acquired under capital leases	$—	$84

8.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,915 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of September 30, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$275	$—	$—	$34,010	$10	$34,295
Total goodwill	$—	$—	$—	$32,701	$—	$32,701
Total assets	$94,065	$68,908	$2,745	$144,304	$19,762	$329,784

Notes payable, non-recourse	$147,272	$31,781	$—	$—	$—	$179,053
Notes payable	—	—	—	—	39,286	39,286
Capital leases	—	—	—	83	5,705	5,788
Total debt	$147,272	$31,781	$—	$83	$44,991	$224,127

	As of March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$298	$—	$—	$37,333	$8	$37,639
Total goodwill	$—	$—	$—	$25,494	$—	$25,494
Assets from continuing operations	$109,538	$66,957	$3,848	$124,226	$35,491	340,060
Net assets from discontinued operations						5,938
Total assets						$345,998

Notes payable, non-recourse	$162,732	$35,872	$—	$—	$—	$198,604
Notes payable	—	—	—	—	42,744	42,744
Capital leases	—	—	—	81	6,005	6,086
Total debt	$162,732	$35,872	$—	$81	$48,749	$247,434

	Statements of Operations
	For the Three Months Ended September 30, 2014
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total consolidated revenues	$8,812	$3,038	$2,863	$9,008	$—	$23,721
Direct operating (exclusive of depreciation and amortization shown below)	221	137	1	2,952	—	3,311
Selling, general and administrative	183	34	212	4,808	3,067	8,304
Plus: Allocation of Corporate overhead	—	—	459	1,336	(1,795)	—
Provision for doubtful accounts	36	34	8	—	—	78
Transition and acquisition expenses, net	—	—	—	576	241	817
Depreciation and amortization of property and equipment	7,138	1,881	53	51	268	9,391
Amortization of intangible assets	12	—	—	1,451	1	1,464
Total operating expenses	7,590	2,086	733	11,174	1,782	23,365
Income (loss) from operations	$1,222	$952	$2,130	$(2,166)	$(1,782)	$356

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$3	$—	$3
Selling, general and administrative	—	—	6	65	333	404
Total stock-based compensation	$—	$—	$6	$68	$333	$407

	Statements of Operations
	For the Three Months Ended September 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,374	$3,161	$2,989	$3,718	$—	$19,242
Intersegment revenues (1)	—	—	5	21	—	26
Total segment revenues	9,374	3,161	2,994	3,739	—	19,268
Less: Intersegment revenues	—	—	(5)	(21)	—	(26)
Total consolidated revenues	$9,374	$3,161	$2,989	$3,718	$—	$19,242
Direct operating (exclusive of depreciation and amortization shown below)	202	141	69	4,341	—	4,753
Selling, general and administrative	96	40	206	2,773	989	4,104
Plus: Allocation of Corporate overhead	—	—	538	692	(1,230)	—
Provision for doubtful accounts	102	16	14	—	—	132
Depreciation and amortization of property and equipment	7,138	1,880	36	6	152	9,212
Amortization of intangible assets	12	1	—	396	—	409
Total operating expenses	7,550	2,078	863	8,208	(89)	18,610
Income (loss) from operations	$1,824	$1,083	$2,126	$(4,490)	$89	$632

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$1	$—	$1
Selling, general and administrative	—	—	8	21	469	498
Total stock-based compensation	$—	$—	$8	$22	$469	$499

	Statements of Operations
	For the Six Months Ended September 30, 2014
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total consolidated revenues	$18,296	$6,209	$5,923	$16,150	$—	$46,578
Direct operating (exclusive of depreciation and amortization shown below)	465	274	52	11,024	—	11,815
Selling, general and administrative	278	73	412	9,302	5,948	16,013
Plus: Allocation of Corporate overhead	—	—	925	2,689	(3,614)	—
Provision for doubtful accounts	96	55	21	—	—	172
Transition and acquisition expenses, net	—	—	—	1,418	345	1,763
Depreciation and amortization of property and equipment	14,275	3,762	106	92	532	18,767
Amortization of intangible assets	23	—	—	3,324	2	3,349
Total operating expenses	15,137	4,164	1,516	27,849	3,213	51,879
Income (loss) from operations	$3,159	$2,045	$4,407	$(11,699)	$(3,213)	$(5,301)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$6	$—	$6
Selling, general and administrative	—	—	10	129	880	1,019
Total stock-based compensation	$—	$—	$10	$135	$880	$1,025

	Statements of Operations
	For the Six Months Ended September 30, 2013
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$18,293	$6,115	$6,379	$6,992	$—	$37,779
Intersegment revenues (1)	—	—	11	32	—	43
Total segment revenues	18,293	6,115	6,390	7,024	—	37,822
Less: Intersegment revenues	—	—	(11)	(32)	—	(43)
Total consolidated revenues	$18,293	$6,115	$6,379	$6,992	$—	$37,779
Direct operating (exclusive of depreciation and amortization shown below)	357	283	167	7,725	—	8,532
Selling, general and administrative	159	127	425	5,527	4,070	10,308
Plus: Allocation of Corporate overhead	—	—	1,038	1,425	(2,463)	—
Provision for doubtful accounts	145	30	19	—	—	194
Depreciation and amortization of property and equipment	14,275	3,761	108	10	303	18,457
Amortization of intangible assets	23	3	—	800	1	827
Total operating expenses	14,959	4,204	1,757	15,487	1,911	38,318
Income (loss) from operations	$3,334	$1,911	$4,622	$(8,495)	$(1,911)	$(539)

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$3	$—	$3
Selling, general and administrative	—	—	16	42	1,122	1,180
Total stock-based compensation	$—	$—	$16	$45	$1,122	$1,183

9.RESTRUCTURING, TRANSITION AND ACQUISTION EXPENSES
During the fiscal year ended March 31, 2014, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which were principally attributed to the integration of the GVE Acquisition. Transition and acquisition expenses of $817 and $1,763 for the three and six months ended September 30, 2014, respectively, are attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business.
A summary of activity for the restructuring accrual included within accounts payable and accrued expenses as of September 30, 2014 is as follows:

Balance at March 31, 2014	Total Cost	Amounts Paid/Adjusted	Balance at September 30, 2014
$1,019	$—	$(687)	$332

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

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
Home Entertainment
OTT Channels
CDFI
Holdings
Phase 2 B/AIX

We have incurred consolidated net losses from continuing operations, including the results of our non-recourse deployment subsidiaries, of $15.4 million and $10.8 million during the six months ended September 30, 2014 and 2013, respectively, and we have an accumulated deficit of $286.9 million as of September 30, 2014. Included within the six months ended September 30, 2014 were $1.8 million of transition and acquisition expenses. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2015 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at September 30, 2014, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least September 30, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended September 30, 2014 and 2013

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$8,812	$9,374	$(562)	(6)%
Phase II Deployment	3,038	3,161	(123)	(4)%
Services	2,863	2,989	(126)	(4)%
Content & Entertainment	9,008	3,718	5,290	142%
	$23,721	$19,242	$4,479	23%
Revenues increased $4.5 million or 23% during the three months ended September 30, 2014, Growth in revenues in Content and Entertainment were partially offset by decreases in revenues from Phase I and Phase II Deployments and Services.
Phase 1 and Phase 2 Deployment revenues decreased by 5% for the three months ended September 30, 2014 as VPFs decreased due to one less wide release title and five seasonal wide release titles being released during the current quarter as compared to seven seasonal wide release titles in the previous fiscal year quarter.
Revenues from the Services segment decreased slightly by $0.1 million, or 4%, for the three months ended September 30, 2014. During the three months ended September 30, 2014, a total of 8,915 installed Phase 2 Systems were generating service fees at September 30, 2014 as compared to 8,697 Phase 2 Systems at September 30, 2013. The Company also services an additional 3,724 screens in Phase I.

The CEG business expanded by $5.3 million, or 142%, year over year, primarily from the inclusion of business added following the GVE Acquisition, which was not part of the prior year quarter's operating results. Additionally contributing to the increase was organic growth from the addition of physical and digital distribution rights of home entertainment titles, which included the successful release of God's Not Dead during the current quarter, of our library of over 52,000 movies and television episodes and licensing of original content. Growth in net revenues was limited due to higher than anticipated physical returns. In addition, industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry further impacted physical sales of independent studio titles.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$221	$202	$19	9%
Phase II Deployment	137	141	(4)	(3)%
Services	1	69	(68)	(99)%
Content & Entertainment	2,952	4,341	(1,389)	(32)%
	$3,311	$4,753	$(1,442)	(30)%
Direct operating expenses decreased by 30% as a result of reduced upfront theatrical releasing, marketing and acquisitions costs of $1.8 million as CEG released one movie during the current fiscal period versus four releases in the prior fiscal period. The decrease within CEG was partially offset by increased cost of goods sold.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$183	$96	$87	91%
Phase II Deployment	34	40	(6)	(15)%
Services	212	206	6	3%
Content & Entertainment	4,808	2,773	2,035	73%
Corporate	3,067	989	2,078	210%
	$8,304	$4,104	$4,200	102%

Selling, general and administrative expenses grew by 102% during the period.  The Content & Entertainment segment increased 73% as a result of the inclusion of the GVE Acquisition and increased staffing of $1.1 million to support the growth in our home entertainment business. During the three months ended September 30, 2013, Corporate selling, general and administrative expenses were approximately $2.5 million before being offset by a reduction of a contingent liability of $1.5 million related to a previous business combination.

Transition and Acquisition Expenses

Transition and acquisition expenses were $0.8 million for the three months ended September 30, 2014. Transition expenses are attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$7,138	$7,138	$—	—%
Phase II Deployment	1,881	1,880	1	—%
Services	53	36	17	47%
Content & Entertainment	51	6	45	750%
Corporate	268	152	116	76%
	$9,391	$9,212	$179	2%
Depreciation and amortization expense increased slightly from the prior year quarter by $0.2 million or 2%.

Amortization of intangible assets

Amortization of intangible assets increased to $1.5 million for the three months ended September 30, 2014 from $0.4 million, which is attributed to the finite-lived intangible assets added from the GVE Acquisition.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$3,451	$3,733	$(282)	(8)%
Phase II Deployment	397	524	(127)	(24)%
Corporate	1,145	275	870	316%
	$4,993	$4,532	$461	10%
Interest expense, net increased $0.5 million or 10% due to the increase in recourse debt in corporate offset by the continued repayment of non-recourse and recourse term loan and revolver debt as the Company reduced principal outstanding by $14.2 million during the three months ended September 30, 2014.
Corporate interest expense during the three months ended September 30, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
The 8% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the benefit from the resulting reduced debt balance. The 2013 Term Loans, which are repaid from free cash flow, are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and benefit from the resulting reduced debt balance.

Non-cash interest expense was approximately $0.2 million for the three months ended September 30, 2014 and 2013.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was a gain of approximately $0.1 million and a loss of $0.1 million for the three months ended September 30, 2014 and 2013, respectively.

Discontinued operations

Discontinued operations, which represents the results of Software, incurred losses of $2.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. Included within the three months ended September 30, 2014 was a loss on the sale of Software of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, transition and acquisition expenses and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $12.4 million for the three months ended September 30, 2014, an increase of 11% in comparison to $11.2 million for the three months ended September 30, 2013 and a $5.2 million, or 73%, increase from the three months ended June 30, 2014. Adjusted EBITDA from non-deployment businesses was $1.2 million during the three months ended ended September 30, 2014, increasing $1.9 million from a loss $0.7 million for the three months ended September 30, 2013 and $6.1 million increase from the three months ended June 30, 2014.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended September 30,
($ in thousands)	2014	2013
Net loss from continuing operations	$(4,592)	$(4,418)
Add Back:
Depreciation and amortization of property and equipment	9,391	9,212
Amortization of intangible assets	1,464	409
Interest expense, net	4,993	4,532
Loss on investment in non-consolidated entity	—	560
Other income, net	39	(113)
Change in fair value of interest rate derivatives	(84)	71
Stock-based compensation and expenses	407	499
Transaction and acquisition expenses	817	—
Allocated costs attributable to discontinued operations	—	468
Adjusted EBITDA	$12,435	$11,220

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,019)	$(9,018)
Amortization of intangible assets	(12)	(13)
Income from operations	(2,174)	(2,907)
Intersegment services fees earned	—	5
Adjusted EBITDA from non-deployment businesses	$1,230	$(713)

Results of Continuing Operations for the Six Months Ended September 30, 2014 and 2013

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$18,296	$18,293	$3	—%
Phase II Deployment	6,209	6,115	94	2%
Services	5,923	6,379	(456)	(7)%
Content & Entertainment	16,150	6,992	9,158	131%
	$46,578	$37,779	$8,799	23%
Revenues increased $8.8 million or 23% during the six months ended September 30, 2014. Growth in CEG revenues, including additional net revenues from the GVE Acquisition which was not part of the prior comparable period's revenues, along with a slight increase in Deployment, were partially offset by a decrease in revenues from Services.
Phase 1 and Phase 2 Deployment revenues increased by less than 1% for the six months ended September 30, 2014 as total VPFs were nearly consistent period over period. During the period ended September 30, 2014, 63 wide release titles being released during the current period as compared to 60 wide release titles in the previous fiscal year period.
In the Services segment, a $0.5 million, or 7%, decrease in revenues was primarily due to the expected reduction of revenues as activation fee revenue recognized in the prior fiscal period of $0.7 million was not present during the current fiscal period. The decrease was partially offset by an increase in servicing fees of $0.2 million attributed to our international deployment.

The CEG business expanded by $9.2 million, or 131%, year over year, which is primarily attributed to increased net revenues resulting from the GVE Acquisition. The remaining increase is attributed to organic growth from the addition of physical and digital distribution rights of home entertainment titles of our library of over 52,000 movies and television episodes and licensing of original content. This growth was limited due to certain missed sales and from higher than anticipated physical returns resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. In addition, industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry further impacted physical sales of independent studio content.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$465	$357	$108	30%
Phase II Deployment	274	283	(9)	(3)%
Services	52	167	(115)	(69)%
Content & Entertainment	11,024	7,725	3,299	43%
	$11,815	$8,532	$3,283	38%
Direct operating expenses increased by 38% as a result of (i) increased cost of good sold of $6.4 million largely driven by the addition of the GVE Acquisition (ii) approximately $1.0 million in impairment and additional amortization of advances based upon revised ultimates and (iii) higher than anticipated expenses resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. These increases were partially offset by reduced upfront theatrical releasing, marketing and acquisitions costs of $2.6 million as CEG released four movies during the current fiscal period versus nine releases in the prior fiscal period.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$278	$159	$119	75%
Phase II Deployment	73	127	(54)	(43)%
Services	412	425	(13)	(3)%
Content & Entertainment	9,302	5,527	3,775	68%
Corporate	5,948	4,070	1,878	46%
	$16,013	$10,308	$5,705	55%

Increases in selling, general and administrative for the period was driven by the inclusion of the GVE Acquisition and increased staffing of $2.2 million to support the growth in our home entertainment business within the Content & Entertainment segment. During the six months ended September 30, 2013, Corporate selling, general and administrative expenses were approximately $5.6 million before being offset by a reduction of a contingent liability of $1.5 million related to a previous business combination.

Transition and Acquisition Expenses

Transition and acquisition expenses, principally attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business, were $1.8 million for the six months ended September 30, 2014.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$14,275	$14,275	$—	—%
Phase II Deployment	3,762	3,761	1	—%
Services	106	108	(2)	(2)%
Content & Entertainment	92	10	82	820%
Corporate	532	303	229	76%
	$18,767	$18,457	$179	2%
Depreciation and amortization expense remained nearly consistent with the prior fiscal period, increasing by $0.2 million or 2%.

Amortization of intangible assets

Amortization of intangible assets increased to $3.3 million for the period ended September 30, 2014 from $0.8 million, which is attributed to the finite-lived intangible assets added from the GVE Acquisition.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$6,979	$7,889	$(910)	(12)%
Phase II Deployment	809	1,040	(231)	(22)%
Corporate	2,240	527	1,713	325%
	$10,028	$9,456	$572	6%
Interest expense, net increased $0.6 million or 6% due to the increase in recourse debt in corporate offset by the continued repayment of non-recourse and recourse term loan and revolver debt as the Company reduced principal outstanding by $29.1 million during the six months ended September 30, 2014.
Corporate interest expense during the three months ended September 30, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
The 8% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the benefit from the resulting reduced debt balance. The 2013 Term Loans, which are repaid from free cash flow, are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.
Non-cash interest expense was approximately $0.4 million and $0.2 million for the six months ended September 30, 2014 and 2013, respectively.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was a loss of approximately $0.2 million and a gain of $0.8 million for the six months ended September 30, 2014 and 2013, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.

Discontinued operations

Discontinued operations, which represents the results of Software, incurred losses of $2.6 million and $1.4 million for the six months ended September 30, 2014 and 2013, respectively. Included within the six months ended September 30, 2014 was a loss on the sale of Software of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $19.6 million for the six months ended September 30, 2014, a decrease of 6% in comparison to $20.9 million for the six months ended September 30, 2013. Adjusted EBITDA from non-deployment businesses was $(3.7) million during the six months ended September 30, 2014, decreasing from $(2.4) million, or 55%, for the six months ended September 30, 2013. As previously discussed, the decline within non-deployment was attributed to missed sales and higher than anticipated physical returns incurred as a result of a transition to a new physical goods replication, distribution and fulfillment center partner. changes in consumer behavior, along with declining retail foot traffic and shelf space for physical product within the industry. Additionally, industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry further impacted physical sales.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Six Months Ended September 30,
($ in thousands)	2014	2013
Net loss from continuing operations	$(15,404)	$(10,802)
Add Back:
Depreciation and amortization of property and equipment	18,767	18,457
Amortization of intangible assets	3,349	827
Interest expense, net	10,028	9,456
Loss on investment in non-consolidated entity	—	1,812
Other income, net	(100)	(247)
Change in fair value of interest rate derivatives	175	(758)
Stock-based compensation and expenses	1,025	1,183
Transaction and acquisition expenses	1,763	—
Allocated costs attributable to discontinued operations	—	1,002
Adjusted EBITDA	$19,603	$20,930

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(18,037)	$(18,036)
Amortization of intangible assets	(23)	(26)
Income from operations	(5,204)	(5,245)
Intersegment services fees earned	—	11
Adjusted EBITDA from non-deployment businesses	$(3,661)	$(2,366)

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended September 30, 2014 and 2013, the Company has neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on its property and equipment.

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

DEFINITE-LIVED INTANGIBLE ASSETS

As of September 30, 2014, the Company’s finite-lived intangible assets consisted of customer relationships, supplier agreements, content libraries, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three and six months ended September 30, 2014 and 2013, no impairment charge for finite-lived intangible assets was recorded within continuing operations.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment, paid an upfront activation fee that is generally $2 thousand per screen to the Company (the “Exhibitor-Buyer Structure”).  These upfront activation fees are recognized in the period in which these exhibitor-owned Systems are ready for content, as the Company has no further obligations to the customer, and are generally paid quarterly from VPF revenues over approximately one year.  Additionally, the Company recognizes activation fee revenue of between $1 thousand and $2 thousand on Phase 2 DC Systems and for Systems installed by Holdings upon installation and such fees are generally collected upfront upon installation. The Company will then manage the billing and collection of VPFs and will remit all VPFs collected to the exhibitors, less an administrative fee that will approximate up to 10% of the VPFs collected.

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
In June 2014, the FASB issued an accounting standards update which provides additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition. The guidance will be effective for the Company during the fiscal year ending March 31, 2017. The Company intends to evaluate the impact of the adoption of this accounting standard update on its consolidated financial statements, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The guidance will be effective for the Company during the fiscal year ending March 31, 2018. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms, and in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Primary revenue drivers will be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America,

during 2013 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 135,000 screens worldwide, of which approximately 40,000 of the domestic screens were equipped with digital cinema technology, and 12,639 of those screens contained our Systems. Historically, the number of digitally-equipped screens in the marketplace has been a significant determinant of our potential revenue streams. Going forward, the expansion of our content business into the ancillary distribution markets as well into the acquisition and distribution of new movie releases expands our market opportunities and will be the primary driver of our revenue streams as the rapidly evolving digital and entertainment landscape creates significant new growth potential for the Company.

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of September 30, 2014, the outstanding principal balance of the KBC Facilities was $30.9 million.

In February 2013, the Company refinanced its existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale, New York Branch and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business. As of September 30, 2014, the outstanding principal balance of these non-recourse credit facilities was $147.5 million.

In October 2013, the Company entered the Cinedigm Credit Agreement pursuant to which the Company borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which all of the term loans and $15.0 million of the revolving loans were drawn upon in connection with the GVE Acquisition. The Cinedigm Credit Agreement, which further enhances the Company's working capital needs and ability to further invest in entertainment content, is primarily supported by the cash flows of the Company's media library, acquired in connection with the GVE Acquisition. Additionally, the Company entered into an agreement providing $5.0 million of financing. As of September 30, 2014, the outstanding principal balance of these recourse credit facilities was $40.9 million.

In August 2014, the Company increased its borrowings under the Cinedigm Revolving Loans by $5.0 million for working capital purposes.

As of September 30, 2014, we had negative working capital, defined as current assets less current liabilities, of $25.4 million and cash and cash equivalents and restricted cash totaling $36.5 million.

Operating activities provided net cash of $2.5 million and $17.0 million for the six months ended September 30, 2014 and 2013, respectively. Cash flows from VPFs are expected to remain consistent with the current fiscal year and support non-recourse debt paydown. Generally, changes in accounts receivable from our studio customers and others are a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs from our deployment business as we build receivables, the amount of cash flows and timing which will depend upon the success of the theatrical and home entertainment releases. The Company has put in place an up to $30.0 million revolver to support these working capital fluctuations. In addition, the Company makes advances towards theatrical releases, and expects to recover the initial expenditures within nine to twelve months, and advances to certain home entertainment distribution clients which it expects to recover within the same period. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters.

Investing activities provided net cash of $1.5 million and used net cash of $1.8 million for the six months ended September 30, 2014 and 2013, respectively. The sale of Software was partially offset by capital expenditures for the six months ended September 30, 2014.

Financing activities used net cash of $24.5 million and $16.2 million for the six months ended September 30, 2014 and 2013, respectively.  The increase reflects the Cinedigm Credit Facility which was not present during the prior year period in addition to normal principal reduction of other notes payables during the three months ended September 30, 2014 as well as the seasonally expected reduction in outstanding revolver balance. Additionally, as previously discussed, the Company increased its borrowings under the Cinedigm Revolving Loans by $5.0 million for working capital purposes. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations as well as a portion of the cash generated from CEG, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan, the Cinedigm Credit Facility and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of September 30, 2014:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Long-term recourse debt (1)	$40,936	$19,994	$15,942	$5,000	$—
Long-term non-recourse debt (2)	191,634	33,441	57,517	19,353	81,323
Capital lease obligations (3)	5,767	619	1,417	1,179	2,552
Debt-related obligations, principal	$238,337	$54,054	$74,876	$25,532	$83,875

Interest on recourse debt (1)	$3,690	$1,471	$1,743	$476	$—
Interest on non-recourse debt (2)	62,187	11,509	19,961	$17,370	13,347
Interest on capital leases (3)	4,167	796	1,365	909	1,097
Total interest	$70,044	$13,776	$23,069	$18,755	$14,444
Total debt-related obligations	$308,381	$67,830	$97,945	$44,287	$98,319

Total non-recourse debt including interest	$253,821	$44,950	$77,478	$36,723	$94,670
Operating lease obligations (4)	$9,928	$1,992	$2,828	$2,509	$2,599

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes.

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the Company is limited to the value of the asset, which is collateral for the debt.  The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I, the 2013 Prospect Loan is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and DC Holdings LLC, and the KBC Facilities are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of September 30, 2014. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

(4)
Includes the remaining operating lease agreement for one IDC lease now operated and paid for by FiberMedia, consisting of unrelated third parties.  FiberMedia currently pays the lease directly to the landlord and the Company continues to attempt to obtain landlord consent to assign the facility lease to FiberMedia.  Until such landlord consent is obtained, the Company will remain as the lessee.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gaiam Dispute
In August 2014, the Company sent a demand letter to Gaiam notifying Gaiam of the Company’s intent to pursue mediation and, if necessary, arbitration with respect to certain claims resulting from the GVE Acquisition. The Company believes that (i) Gaiam materially breached its representations and warranties under the Membership Interest Purchase Agreement (the "MIPA"), (ii) Gaiam engaged in tortious acts in connection with the sale, (iii) the amount of Working Capital in the business unit was substantially below that required under the terms of the MIPA and is subject to a working capital adjustment, (iv) Gaiam breached the Transition Services Agreement (“TSA”), resulting in additional costs to the Company and potential losses associated with the non-collection of Company accounts receivables, and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivables, resulting in the slowdown of receipt of such cash by the Company. The Company is seeking in excess of $13.0 million in a Working Capital adjustment, as well as damages related to Gaiam’s purported financial and business misrepresentations and the Company’s other claims. The Company may also seek specific performance for certain breaches by Gaiam. While Gaiam has not formally asserted any counterclaims, Gaiam has indicated that it believes it has counterclaims against the Company related to the amount of Working Capital and an allegation that the Company breached the TSA. We believe that our claims have merit and intend to pursue them vigorously. If Gaiam were to assert counterclaims, the Company believes they would be without merit. No formal arbitration proceedings have yet been initiated, and at this early stage, there can be no assurance as to the likelihood of success on the merits.

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

CINEDIGM CORP.

Date:	November 13, 2014	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 13, 2014	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of Cinedigm Corp., as amended.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.