Form 10-Q
period 2014-12-31
Cinedigm Corp.
filed 2015-02-12
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2014

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

As of February 10, 2015, 76,953,223 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$29,594	$50,215
Accounts receivable, net	72,815	56,863
Inventory	2,637	3,164
Unbilled revenue	4,789	5,144
Prepaid and other current assets	18,055	8,698
Note receivable, current portion	124	112
Assets of discontinued operations, net of current liabilities	—	278
Total current assets	128,014	124,474
Restricted cash	6,751	6,751
Security deposits	208	269
Property and equipment, net	107,545	134,936
Intangible assets, net	32,835	37,639
Goodwill	32,701	25,494
Deferred costs, net	7,774	9,279
Accounts receivable, long-term	1,234	1,397
Note receivable, net of current portion	84	99
Assets of discontinued operations, net of current portion	—	5,660
Total assets	$317,146	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	December 31, 2014	March 31, 2014
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$95,779	$72,604
Current portion of notes payable, non-recourse	33,159	33,825
Current portion of notes payable	23,794	19,219
Current portion of capital leases	626	614
Current portion of deferred revenue	2,993	3,214
Total current liabilities	156,351	129,476
Notes payable, non-recourse, net of current portion	135,297	164,779
Notes payable, net of current portion	18,269	23,525
Capital leases, net of current portion	5,015	5,472
Deferred revenue, net of current portion	10,741	12,519
Total liabilities	325,673	335,771
Commitments and contingencies (see Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively. Liquidation preference of $3,648	3,559	3,559
Class A common stock, $0.001 par value per share; 210,000,000 and 118,759,000 shares authorized; 76,921,163 and 76,571,972 shares issued and 76,869,723 and 76,520,532 shares outstanding at December 31, 2014 and March 31, 2014, respectively	77	76
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 shares outstanding, at December 31, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	277,219	275,519
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(289,235)	(268,686)
Accumulated other comprehensive income (loss)	25	(69)
Total stockholders’ (deficit) equity	(8,527)	10,227
Total liabilities and stockholders’ (deficit) equity	$317,146	$345,998

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$31,276	$34,885	$77,854	$72,664
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	9,110	11,013	20,925	19,558
Selling, general and administrative	8,062	6,949	24,075	18,743
(Benefit) provision for doubtful accounts	(378)	33	(206)	227
Restructuring, transition and acquisitions expense, net	487	3,921	2,250	2,421
Depreciation and amortization of property and equipment	9,400	9,444	28,167	27,901
Amortization of intangible assets	1,462	1,228	4,811	2,055
Total operating expenses	28,143	32,588	80,022	70,905
Income (loss) from operations	3,133	2,297	(2,168)	1,759
Interest expense, net	(4,929)	(5,051)	(14,957)	(14,507)
Loss on investment in non-consolidated entity	—	—	—	(1,812)
Other (expense) income, net	(31)	23	69	269
Change in fair value of interest rate derivatives	(106)	38	(281)	796
Loss from continuing operations	(1,933)	(2,693)	(17,337)	(13,495)
(Loss) income from discontinued operations	(342)	(7,689)	100	(9,042)
Loss on sale of discontinued operations	—	—	(3,045)	—
Net loss	(2,275)	(10,382)	(20,282)	(22,537)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(2,364)	$(10,471)	$(20,549)	$(22,804)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.23)	$(0.25)
Loss from discontinued operations	—	(0.12)	(0.04)	(0.17)
	$(0.03)	$(0.17)	$(0.27)	$(0.42)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	76,863,408	61,729,658	76,727,492	54,357,320

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(2,275)	$(10,382)	$(20,282)	$(22,537)
Other comprehensive income: foreign exchange translation	92	—	94	—
Comprehensive loss	$(2,183)	$(10,382)	$(20,188)	$(22,537)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(20,282)	$(22,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	3,045	—
Impairment related to the discontinued operations	—	7,226
Depreciation and amortization of property and equipment and amortization of intangible assets	32,978	30,209
Amortization of capitalized software costs	—	942
Amortization of debt issuance costs	1,342	933
(Benefit) provision for doubtful accounts	(206)	227
Provision for inventory reserve	1,000	—
Stock-based compensation and expenses	1,520	2,070
Change in fair value of contingent consideration for business combination	—	(1,500)
Change in fair value of interest rate derivatives	281	(796)
Accretion and PIK interest expense added to note payable	1,816	1,700
Loss on investment in non-consolidated entity	—	1,812
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,567)	(17,988)
Inventory	(473)	—
Unbilled revenue	818	3,613
Prepaid expenses and other current assets	(8,395)	9,283
Other assets	166	(2,494)
Accounts payable and accrued expenses	15,954	8,008
Deferred revenue	(1,946)	2,924
Other liabilities	(546)	(15)
Net cash provided by operating activities	11,505	23,617
Cash flows from investing activities:
Purchase of GVE	—	(47,500)
Net proceeds from disposal of business	2,950	—
Purchases of property and equipment	(1,203)	(914)
Purchases of intangible assets	(8)	(4)
Additions to capitalized software costs	(855)	(1,745)
Net cash provided by (used in) investing activities	884	(50,163)
Cash flows from financing activities:
Repayment of notes payable	(43,643)	(31,644)
Borrowings under revolving credit facility	11,150	45,000
Principal payments on capital leases	(445)	(182)
Proceeds from issuance of Class A common stock	—	20,521
Costs associated with issuance of Class A common stock	(72)	(1,734)
Net cash (used in) provided by financing activities	(33,010)	31,961
Net change in cash and cash equivalents	(20,621)	5,415
Cash and cash equivalents at beginning of period	50,215	13,448
Cash and cash equivalents at end of period	$29,594	$18,863

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal periods ended December 31, 2014 and 2013
($ in thousands, except for share and per share data)

1.	NATURE OF OPERATIONS

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). The Company is (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets in over 12,000 movie screens in North America and several international countries.

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

The Company is structured so that the digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our content and entertainment business. We have approximately $168,670 of outstanding principal that relates to, and is serviced by, our digital cinema business and is non-recourse to the Company. We also have approximately $43,611 of outstanding principal that is a part of our Content & Entertainment and Corporate segments.

Gaiam Acquisition
On October 21, 2013, the Company and Cinedigm Entertainment Holdings, LLC ("CHE"), a wholly-owned subsidiary of the Company, acquired from Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) their division ("GVE") that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”). The Company agreed to an aggregate purchase price of $51,500, subject to a working capital adjustment, with (i) $47,500 paid in cash and 666,978 shares of Class A Common Stock valued at $1,000 issued upon the closing of the GVE Acquisition, and (ii) $3,000 to be paid on a deferred basis, of which $1,000 was paid and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. The working capital adjustment related to the purchase price has not yet been finalized between the Company and the sellers of GVE. This working capital adjustment, as well as other issues, are the subject of an arbitration proceeding pending between the Company and Gaiam (see Note 6). Pending final resolution, such working capital adjustment, if any, will be recorded as adjustments to purchase considerations. Upon the closing of the GVE Acquisition, GVE became part of the Company's Content & Entertainment segment.

During the three months ended June 30, 2014, a measurement period adjustment to the purchase price allocation of the GVE Acquisition of $2,450 was made to write off advances on the opening balance sheet of GVE due to conditions that existed at the time of the GVE Acquisition. Additionally, during the three months ended September 30, 2014, a measurement period adjustment of $4,757 was made to reflect the fair value of accounts payable and accrued expenses as a result of information communicated to the Company during October 2014, after the conclusion of a transition services agreement with Gaiam and that existed at the time of the GVE Acquisition. Such conditions, had they been identified as of March 31, 2014, would have increased the previously reported accounts payable and accrued expenses to $77,361, prepaid and other current assets to $6,222 and increased goodwill to $32,701 on the consolidated balance sheets as of March 31, 2014.

The purchase price has been allocated to the identifiable net assets acquired as of the date of acquisition including any subsequent measurement period adjustments through December 31, 2014 as follows pending any final working capital adjustment:

Accounts receivable	$15,524
Inventory	2,224
Advances	5,248
Other assets	152
Content library	17,211
Supplier contracts and relationships	11,691
Goodwill	24,159
Total assets acquired	76,209
Total liabilities assumed	(24,709)
Total net assets acquired	$51,500
The Company estimates the useful life of the content library and supplier contracts and relationships to be six years and eight years, respectively.

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

Pro forma Information Related to the Acquisition of GVE
The following unaudited consolidated pro forma summary information for the nine months ended December 31, 2014 and 2013 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2014 and 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2013. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the GVE Acquisition, nor does the pro forma reflect additional revenue opportunities following the GVE Acquisition.

	For the Nine Months Ended December 31,
	2014	2013
Revenue	$77,854	$93,250
Loss from continuing operations	$(17,337)	$(13,013)
Net loss	$(20,282)	$(22,055)

Net loss per share from continuing operations (basic and diluted)	$(0.23)	$(0.41)
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

As a consequence, it was determined that Software met the criteria for classification as held for sale/discontinued operations. As such, Software was adjusted to reflect the fair value of its net assets and the consolidated financial statements and the notes to consolidated financial statements presented herein were recast solely to reflect, for all periods presented, the adjustments resulting from these changes in classification for discontinued operations.

On September 23, 2014, the Company completed the sale of Software to a third party and recognized a loss of $3,045 during the three months ended September 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The Company’s consolidated financial statements include the accounts of Cinedigm, Cinedigm Entertainment Corp. f/k/a New Video Group, Inc. ("New Video"), CHE, Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm Content and Entertainment Group, Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Cinedigm Digital Funding I, LLC (“CDF I”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Cinema Australia Pty Ltd, Cinedigm DC Holdings LLC ("DC Holdings LLC"), Access Digital Media, Inc. (“AccessDM”), and ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011). Cinedigm Content and Entertainment Group, New Video and CHE are together referred to as CEG. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission ("SEC"). They do not include all disclosures normally made in financial statements contained in the Company’s Annual Report on Form 10-K ("Form 10-K"). In management’s opinion, all adjustments necessary for a fair presentation of financial position, the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented have been made. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on June 26, 2014.

The Company has incurred net losses historically and has an accumulated deficit of $289,235 as of December 31, 2014. The Company also has significant contractual obligations related to its recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2015 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at December 31, 2014, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through at least December 31, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

Holdings' total stockholder’s deficit at December 31, 2014 was $5,834. The Company has no obligation to fund the operating loss or the deficit beyond its initial investment of $2,000, and accordingly, the Company currently carries its investment in Holdings at $0.

Accounts receivable due from Holdings for service fees under its master service agreement as of December 31, 2014 and March 31, 2014 were $320 and $346, respectively, and are included within accounts receivable, net on the accompanying condensed consolidated balance sheets.

During the three months ended December 31, 2014 and 2013, the Company received $285 in aggregate revenues through digital cinema servicing fees from Holdings which are included in revenues on the accompanying condensed consolidated statements of operations. During the nine months ended December 31, 2014 and 2013, such amounts were $856 and $822, respectively.

RECLASSIFICATION

Certain reclassifications, principally within the condensed consolidated statements of operations, have been made to the fiscal period ended December 31, 2013 financial statements to conform to current presentation within the fiscal periods ended December 31, 2014.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $668 and $898 as of December 31, 2014 and March 31, 2014, respectively.
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

RESTRICTED CASH

In connection with the 2013 Term Loans issued in February 2013 and the 2013 Prospect Loan Agreement issued in February 2013 (collectively, see Note 4), the Company maintains cash restricted for repaying interest on the respective loans as follows:

	As of December 31, 2014	As of March 31, 2014
Reserve account related to the 2013 Term Loans (See Note 4)	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement (See Note 4)	1,000	1,000
	$6,751	$6,751

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

The following tables summarize the levels of fair value measurements of the Company’s financial assets and liabilities:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	404	—	404
	$6,751	$404	$—	$7,155

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	787	—	787
	$6,751	$787	$—	$7,538

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on the Company’s ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired.  The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the difference between the fair value and the carrying value of the asset exceeds its fair value.  Fair value is determined by computing the expected future undiscounted cash flows.  During the three and nine months ended December 31, 2014 and 2013, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

Information related to the goodwill allocated to the Company's Content & Entertainment segment is as follows:

As of March 31, 2013	$8,542
Goodwill resulting from the GVE Acquisition	16,952
As of March 31, 2014	25,494
Measurement period adjustment - GVE Acquisition	2,450
As of June 30, 2014	27,944
Measurement period adjustment - GVE Acquisition	4,757
As of December 31, 2014	$32,701

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, VOD, and physical goods (e.g. DVD and Blu-ray) is typically based upon the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. The fee rate earned by the Company varies depending upon the nature of the agreements with the platform and content providers. Generally, revenues are recognized at the availability date of the content for a subscription digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services. Reserves for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.  Sales returns and allowances are reported net in accounts receivable and as a reduction of revenues.

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

PARTICIPATIONS PAYABLE

The Company records liabilities within accounts payable and accrued expenses on the condensed consolidated balance sheet, that represent amounts owed to studios or content producers for which the Company provides content distribution services under licensing arrangements. The Company identifies and records as a reduction to the liability any expenses that are to be reimbursed to the Company by such studios or content producers. At December 31, 2014 and March 31, 2014, participants payable were $51,118 and $26,577, respectively.

STOCK-BASED COMPENSATION

During the three months ended December 31, 2014 and 2013, the Company recorded stock-based compensation from continuing operations of $447 and $621, respectively. During the nine months ended December 31, 2014 and 2013, the Company recorded stock-based compensation from continuing operations of $1,472 and $1,803, respectively.

There were no stock options granted or exercised during the three months ended December 31, 2014. The weighted-average grant-date fair value of options granted during the three months ended December 31, 2013 was $0.97. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2014 and 2013 was $1.26 and $0.91, respectively. During the three months ended December 31, 2013, there were 451,650 options exercised. There were 101,000 and 661,650 stock options exercised during the nine months ended December 31, 2014 and 2013, respectively.

The Company estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31,
Assumptions for Option Grants		2014	2013
Range of risk-free interest rates	1.4 - 1.6%	1.6 - 1.8%	0.7 - 1.6%
Dividend yield	—	—	—
Expected life (years)	5	5	5
Range of expected volatilities	72.6 - 72.7%	71.1 - 72.1%	72.6 - 73.7%

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

Employee and director stock-based compensation expense from continuing operations related to the Company’s stock-based awards was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Direct operating	$6	$2	$12	$18
Selling, general and administrative	441	619	1,460	1,785
	$447	$621	$1,472	$1,803

NET LOSS PER SHARE

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share =	Net loss + preferred dividends
Weighted average number of common stock shares outstanding during the period

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

The Company incurred net losses for each of the three and nine months ended December 31, 2014 and 2013 and, therefore, the impact of dilutive potential common shares from outstanding stock options and warrants, totaling 28,782,045 shares and 29,119,211 shares as of December 31, 2014 and 2013, respectively, were excluded from the computation as it would be anti-dilutive.

COMPREHENSIVE LOSS

As of December 31, 2014, the Company’s other comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

The results of Software have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$—	$1,061	$1,968	$3,274
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	—	457	326	1,856
Selling, general and administrative	342	965	1,435	2,926
Research and development	—	58	14	64
Depreciation of property and equipment	—	44	—	253
Impairment of goodwill and capitalized software	—	7,226	—	7,226
Total operating expenses	342	8,750	1,775	12,325
(Loss) income from operations	(342)	(7,689)	193	(9,051)
Other expense, net	—	—	(93)	9
(Loss) income from discontinued operations, net of taxes	(342)	(7,689)	100	(9,042)

4.	NOTES PAYABLE

Notes payable consisted of the following:

	As of December 31, 2014		As of March 31, 2014
Notes Payable	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,315	$44,605	$25,688	$68,590
2013 Prospect Loan Agreement	—	68,798	—	68,454
KBC Facilities	7,651	21,275	7,961	27,009
P2 Vendor Note	120	414	105	466
P2 Exhibitor Notes	73	205	71	260
Total non-recourse notes payable	$33,159	$135,297	$33,825	$164,779

Cinedigm Term Loans	$4,500	$14,556	$3,750	$20,015
Cinedigm Revolving Loans	19,294	—	15,469	—
2013 Notes	—	3,713	—	3,510
Total recourse notes payable	$23,794	$18,269	$19,219	$23,525
Total notes payable	$56,953	$153,566	$53,044	$188,304

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the borrower is limited to the value of the assets collateralized by the debt. The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC. The 2013 Prospect Loan Agreement is not guaranteed by the Company or its other subsidiaries and the service fees of Phase 1 DC and Phase 2 DC were assigned by the Company to DC Holdings LLC. The KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

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

Under the 2013 Credit Agreement, each of the 2013 Term Loans bears interest, at the option of CDF I and subject to certain conditions, based on the base rate (generally, the bank prime rate) or the LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). All collections and revenues of CDF I are deposited into designated accounts, from which amounts are paid out on a monthly basis to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement according to certain designated priorities. On a quarterly basis, if funds remain after the payment of all such amounts, they will be applied to prepay the 2013 Term Loans. The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The LIBOR rate at December 31, 2014 was 0.17%.
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

All collections and revenues of CDF I are deposited into designated accounts. These amounts are included in cash and cash equivalents in the condensed consolidated balance sheets and are only available to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement, according to certain designated priorities, which totaled $5,371 and $6,493 as of December 31, 2014 and March 31, 2014, respectively. The Company also set up a debt service fund under the 2013 Credit Agreement for future principal and interest payments, classified as restricted cash, of $6,751 as of December 31, 2014 and March 31, 2014, respectively.

The balance of the 2013 Term Loans, net of the original issue discount, at December 31, 2014 was as follows:

	As of December 31, 2014	As of March 31, 2014
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(54,953)	(30,543)
Discount on 2013 Term Loans	(214)	(266)
2013 Term Loans, net	69,920	94,278
Less current portion	(25,315)	(25,688)
Total long term portion	$44,605	$68,590

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

The 2013 Prospect Loan Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The balance of the 2013 Prospect Loan Agreement at December 31, 2014 and March 31, 2014 was as follows:

	As of December 31, 2014	As of March 31, 2014
2013 Prospect Loan Agreement, at issuance	$70,000	$70,000
PIK Interest	3,216	1,906
Payments to date	(4,418)	(3,452)
2013 Prospect Loan Agreement, net	68,798	68,454
Less current portion	—	—
Total long term portion	$68,798	$68,454

KBC Facilities
In December 2008, Phase 2 B/AIX, a direct wholly-owned subsidiary of Phase 2 DC and an indirect wholly-owned subsidiary of the Company, began entering into multiple credit facilities to fund the purchase of Systems from Barco, Inc. to be installed in movie theatres as part of the Company’s Phase II Deployment. There were no draws on the KBC facilities during the nine months ended December 31, 2014. A summary of the credit facilities is as follows:

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of December 31, 2014	As of March 31, 2014
1	$8,900	8.50%	December 2016	$—	$—
2	2,890	3.75%	December 2017	5	315
3	22,336	3.75%	September 2018	11,168	13,561
4	13,312	3.75%	September 2018	7,132	8,558
5	11,425	3.75%	March 2019	6,936	8,160
6	6,450	3.75%	December 2018	3,685	4,376
	$65,313			$28,926	$34,970
1 For each facility, principal is to be repaid in twenty-eight quarterly installments.
2 The interest rate for facilities 2 through 6 are the three month LIBOR rate of 0.25% at December 31, 2014, plus the interest rate noted above.

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

The balance of the Cinedigm Term Loans as of December 31, 2014 and March 31, 2014 was as follows:

	As of December 31, 2014	As of March 31, 2014
Cinedigm Term Loans, at issuance, net	$25,000	$25,000
Payments to date	(5,683)	(875)
Discount on Cinedigm Term Loans	(261)	(360)
Cinedigm Term Loans, net	19,056	23,765
Less current portion	(4,500)	(3,750)
Total long term portion	$14,556	$20,015
At December 31, 2014 and March 31, 2014, the balances of the Cinedigm Revolving Loans were $19,294 and $15,469, respectively.
During the nine months ended December 31, 2014, the Company increased its borrowings under the Cinedigm Revolving Loans by $11,150 for working capital purposes and made principal payments of $7,325.
On February 10, 2015, the Company agreed to certain changes in the Cinedigm Credit Agreement. Among other things, the Cinedigm Credit Agreement has been amended to relax certain requirements that determine the maximum amount of revolving loans that may be borrowed at any one time and to change the interest rate margins on outstanding loans. Under these changes, the Cinedigm Term Loans bear interest at the base rate plus 5.0% through May 15, 2015 and 3.0% thereafter or the eurodollar rate plus 6.0% until May 15, 2015 and 4.0% thereafter, and the Cinedigm Revolving Loans bear interest at the base rate plus 4.0% or the eurodollar rate plus 5.0%. The interest rate margins may be reduced if Cinedigm voluntarily prepays Term Loans in an aggregate amount of at least $10,000. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%.
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
Letters of Credit
As of December 31, 2014, outstanding letters of credit amounted to $7,000. No amounts were drawn upon during the three months ended December 31, 2014.
At December 31, 2014, the Company was in compliance with all of its debt covenants.

5.	STOCKHOLDERS’ (DEFICIT) EQUITY

CAPITAL STOCK

COMMON STOCK
In September 2014, the Company increased the number of shares of Class A Common Stock authorized for issuance by 91,241,000 shares and designated the additional shares as Class A Common Stock.
As of December 31, 2014 and March 31, 2014, the Company has 210,000,000 and 118,759,000 authorized shares of Class A Common Stock and 1,241,000 authorized shares of Class B Common Stock of which none remain available for issuance.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at December 31, 2014 and March 31, 2014 were $89 on each date. In January 2015, the Company paid its preferred stock dividends accrued at December 31, 2014 in the form of 55,262 shares of its Class A Common Stock.

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
The Plan provides for the issuance of up to 14,300,000 shares of Class A Common Stock to employees, outside directors and consultants.
During the nine months ended December 31, 2014, the Company granted stock options to purchase 774,125 shares of its Class A Common Stock to its employees at exercise prices ranging from $1.81 to $2.66 per share, which will vest ratably over a four year period. As of December 31, 2014, the weighted average exercise price for outstanding stock options was $1.75 and the weighted average remaining contractual life was 6.04 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2014	6,059,545	$1.76
Granted	774,125	2.09
Exercised	(101,000)	1.55
Canceled	(689,250)	2.19
Balance at December 31, 2014	6,043,420	1.75

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, the Company issued options outside of the Equity Incentive Plan to 10 employees who joined the Company following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of the Company's Class A Common Stock. The options have ten-year terms and an exercise price of $1.75 per share. As of December 31, 2014, there were 386,250 unvested options outstanding.

WARRANTS

As of December 31, 2014, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and the 2013 Warrants.

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

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. As of December 31, 2014, 1,250,625 of the 2013 Warrants were outstanding.

6.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a capital lease obligation where we have no continuing involvement other than being the primary obligor. A sub-lease agreement is in place, pursuant to which an unrelated third party purchaser pays the capital lease. The impact of the capital lease amendment to the Company's condensed consolidated financial statements was not material.

LITIGATION

Gaiam Dispute
In August 2014, the Company initiated mediation with Gaiam with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the "MIPA”). On January 13 and 16, 2015, the Company and Gaiam participated in a two-day mediation to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, the Company is pursuing its claims against Gaiam through arbitration.

The Company believes that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to Cinedigm were consistent with GAAP; (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment; (iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to the Company and potential losses associated with the non-collection of Company accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, the Company has determined that significant sections of the financial statements that Gaiam provided to the Company both before and after the GVE Acquisition were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. The Company’s investigation of these issues is continuing.

The Company has demanded that Gaiam agree to participate in an expedited arbitration before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA (“the Working Capital Arbitration”). The Company also has demanded that Gaiam agree simultaneously to participate in a separate arbitration before the American Arbitration Association (“the AAA Arbitration”) to resolve the parties’ non-working capital disputes. Gaiam has asserted that the AAA Arbitration should occur prior to the Working Capital Arbitration and has refused to proceed with the Working Capital Arbitration until after the AAA Arbitration has been completed. Cinedigm is in the process of taking appropriate steps to seek to compel Gaiam to participate in the Working Capital Arbitration without delay.

The relief requested by Cinedigm exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and all other appropriate relief including punitive damages. Gaiam has disputed the Company’s allegations and asserted its own claims against Cinedigm, including seeking working capital reimbursement from the Company of over $6.0 million.

The Company believes that the claims that it has asserted against Gaiam in the Working Capital Arbitration and the AAA Arbitration have merit, and Cinedigm intends to pursue its claims vigorously. Conversely, the Company believes that Gaiam’s claims are without merit. At this early stage, there can be no assurance as to the likelihood of success on the merits.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended December 31,
	2014	2013
Cash interest paid	$12,374	$13,235
Accretion of preferred stock discount	$—	$82
Accrued dividends on preferred stock	$267	$267
Issuance of common stock for payment of preferred stock dividends	$267	$178
Assets acquired under capital leases	$—	$1,886
Issuance of Class A Common Stock in connection with GVE acquisition	$—	$1,000

8.	SEGMENT INFORMATION

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

Phase 2 DC
Financing vehicles and administrators for the Company’s 8,910 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC.  The Company retains no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

Information related to the segments of the Company and its subsidiaries is detailed below:

	As of December 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$264	$—	$—	$32,560	$11	$32,835
Total goodwill	$—	$—	$—	$32,701	$—	$32,701
Total assets	$87,194	$64,589	$2,946	$138,992	$23,425	$317,146

Notes payable, non-recourse	$138,717	$29,739	$—	$—	$—	$168,456
Notes payable	—	—	—	—	42,063	42,063
Capital leases	—	—	—	84	5,557	5,641
Total debt	$138,717	$29,739	$—	$84	$47,620	$216,160

	As of March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total intangible assets, net	$298	$—	$—	$37,333	$8	$37,639
Total goodwill	$—	$—	$—	$25,494	$—	$25,494
Assets from continuing operations	$109,538	$66,957	$3,848	$124,226	$35,491	340,060
Net assets from discontinued operations						5,938
Total assets						$345,998

Notes payable, non-recourse	$162,732	$35,872	$—	$—	$—	$198,604
Notes payable	—	—	—	—	42,744	42,744
Capital leases	—	—	—	81	6,005	6,086
Total debt	$162,732	$35,872	$—	$81	$48,749	$247,434

	Statements of Operations
	For the Three Months Ended December 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total consolidated revenues	$8,995	$3,078	$3,039	$16,164	$—	$31,276
Direct operating (exclusive of depreciation and amortization shown below)	287	105	4	8,714	—	9,110
Selling, general and administrative	19	28	176	4,585	3,254	8,062
Plus: Allocation of Corporate overhead	—	—	470	1,380	(1,850)	—
Benefit for doubtful accounts	(300)	(78)	—	—	—	(378)
Restructuring, transition and acquisitions expense, net	61	—	—	350	76	487
Depreciation and amortization of property and equipment	7,137	1,881	53	49	280	9,400
Amortization of intangible assets	11	—	—	1,450	1	1,462
Total operating expenses	7,215	1,936	703	16,528	1,761	28,143
Income (loss) from operations	$1,780	$1,142	$2,336	$(364)	$(1,761)	$3,133

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$2	$—	$6
Selling, general and administrative	—	—	—	86	355	441
Total stock-based compensation	$—	$—	$4	$88	$355	$447

	Statements of Operations
	For the Three Months Ended December 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$9,444	$3,216	$3,419	$18,806	$—	$34,885
Intersegment revenues (1)	—	—	5	11	—	16
Total segment revenues	9,444	3,216	3,424	18,817	—	34,901
Less: Intersegment revenues	—	—	(5)	(11)	—	(16)
Total consolidated revenues	$9,444	$3,216	$3,419	$18,806	$—	$34,885
Direct operating (exclusive of depreciation and amortization shown below)	209	163	120	10,521	—	11,013
Selling, general and administrative	47	76	213	4,202	2,411	6,949
Plus: Allocation of Corporate overhead	—	—	549	1,101	(1,650)	—
Provision for doubtful accounts	5	23	5	—	—	33
Restructuring, transition and acquisitions expense, net	—	—	—	1,142	2,779	3,921
Depreciation and amortization of property and equipment	7,137	1,881	53	139	234	9,444
Amortization of intangible assets	11	2	—	1,215	—	1,228
Total operating expenses	7,409	2,145	940	18,320	3,774	32,588
Income (loss) from operations	$2,035	$1,071	$2,479	$486	$(3,774)	$2,297

(1) Intersegment revenues principally represent personnel expenses.

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$2	$—	$2
Selling, general and administrative	—	—	6	47	566	619
Total stock-based compensation	$—	$—	$6	$49	$566	$621

	Statements of Operations
	For the Nine Months Ended December 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Total consolidated revenues	$27,291	$9,287	$8,962	$32,314	$—	$77,854
Direct operating (exclusive of depreciation and amortization shown below)	752	379	56	19,738	—	20,925
Selling, general and administrative	297	101	588	13,887	9,202	24,075
Plus: Allocation of Corporate overhead	—	—	1,395	4,069	(5,464)	—
(Benefit) provision for doubtful accounts	(204)	(23)	21	—	—	(206)
Restructuring, transition and acquisitions expense, net	61	—	—	1,768	421	2,250
Depreciation and amortization of property and equipment	21,412	5,643	159	141	812	28,167
Amortization of intangible assets	34	—	—	4,774	3	4,811
Total operating expenses	22,352	6,100	2,219	44,377	4,974	80,022
Income (loss) from operations	$4,939	$3,187	$6,743	$(12,063)	$(4,974)	$(2,168)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$8	$—	$12
Selling, general and administrative	—	—	10	215	1,235	1,460
Total stock-based compensation	$—	$—	$14	$223	$1,235	$1,472

	Statements of Operations
	For the Nine Months Ended December 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$27,737	$9,331	$9,798	$25,798	$—	$72,664
Intersegment revenues (1)	—	—	16	43	—	59
Total segment revenues	27,737	9,331	9,814	25,841	—	72,723
Less: Intersegment revenues	—	—	(16)	(43)	—	(59)
Total consolidated revenues	$27,737	$9,331	$9,798	$25,798	$—	$72,664
Direct operating (exclusive of depreciation and amortization shown below)	566	446	301	18,245	—	19,558
Selling, general and administrative	206	203	624	9,729	7,981	18,743
Plus: Allocation of Corporate overhead	—	—	1,587	2,526	(4,113)	—
Provision for doubtful accounts	150	53	24	—	—	227
Restructuring, transition and acquisitions expense, net	—	—	—	1,142	1,279	2,421
Depreciation and amortization of property and equipment	21,412	5,642	161	149	537	27,901
Amortization of intangible assets	34	5	—	2,015	1	2,055
Total operating expenses	22,368	6,349	2,697	33,806	5,685	70,905
Income (loss) from operations	$5,369	$2,982	$7,101	$(8,008)	$(5,685)	$1,759

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

9.RESTRUCTURING, TRANSITION AND ACQUISTION EXPENSES
During the fiscal year ended March 31, 2014, the Company completed a strategic assessment of its resource requirements within its Content & Entertainment reporting segment which were principally attributed to the integration of the GVE Acquisition. Transition and acquisition expenses of $487 and $2,250 for the three and nine months ended December 31, 2014, respectively, are attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business.
A summary of activity for the restructuring accrual included within accounts payable and accrued expenses as of December 31, 2014 is as follows:

Balance at March 31, 2014	Total Cost	Amounts Paid/Adjusted	Balance at December 31, 2014
$1,019	$307	$(1,223)	$103

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

OVERVIEW

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading distributor of independent movie, television and other short form content managing a library of distribution rights to over 52,000 titles and episodes released across theatrical, digital, physical, home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 movie screens in North America and several international countries.

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

The Company is structured so that the digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our content and entertainment business. We have approximately $168.7 million of outstanding principal that relates to, and is serviced by, our digital cinema business and is non-recourse to the Company. We also have approximately $43.6 million of outstanding principal that is a part of our Content & Entertainment and Corporate segments.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
Home Entertainment
OTT Channels
CDFI
Holdings
Phase 2 B/AIX

We have incurred consolidated net losses from continuing operations, including the results of our non-recourse deployment subsidiaries, of $17.3 million and $13.5 million during the nine months ended December 31, 2014 and 2013, respectively, and we have an accumulated deficit of $289.2 million as of December 31, 2014. Included within the nine months ended December 31, 2014 were $2.3 million of transition and acquisition expenses. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2015 and beyond. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at December 31, 2014, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least December 31, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended December 31, 2014 and 2013

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$8,995	$9,444	$(449)	(5)%
Phase II Deployment	3,078	3,216	(138)	(4)%
Services	3,039	3,419	(380)	(11)%
Content & Entertainment	16,164	18,806	(2,642)	(14)%
	$31,276	$34,885	$(3,609)	(10)%
Revenues decreased $3.6 million or 10% during the three months ended December 31, 2014. Phase 1 and Phase 2 Deployment revenues decreased by 5% for the three months ended December 31, 2014 as virtual print fees were impacted by a reduced releasing calendar in the current fiscal quarter as compared to the prior year fiscal quarter. Two less wide release titles were released during the current quarter as compared to the previous fiscal year quarter. As is typical during our fiscal third quarter, constrained booking patterns on many tent-pole and wide studio releases, along with a crowded release calendar, limited screen space access.
Revenues from the Services segment decreased by $0.4 million, or 11%, for the three months ended December 31, 2014 as the segment did not have the benefit of activation fees from the Australian and New Zealand deployment from the prior period. During the three months ended December 31, 2014, a total of 8,910 installed Phase 2 Systems were generating service fees at December 31, 2014 as compared to 8,829 Phase 2 Systems at December 31, 2013. The Company also services an additional 3,724 screens in Phase I.

The CEG business declined by $2.6 million, or 14%, for the three months ended December 31, 2014. Industry wide changes in consumer behavior, declining retail foot traffic and reduced retail shelf space within the industry continue to impact physical sales of independent studio titles. In addition, new movie co-production partnerships signed during the current fiscal year are expected to contribute to fiscal year ending March 31, 2016 results and, therefore, did not offset the expected and previously discussed termination of several non-profitable customer contracts during the current fiscal quarter as well as the sales pipeline and other financial issues inherited with the GVE acquisition. These results were offset by strong holiday retail placement and an improvement in product returns.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$287	$209	$78	37%
Phase II Deployment	105	163	(58)	(36)%
Services	4	120	(116)	(97)%
Content & Entertainment	8,714	10,521	(1,807)	(17)%
	$9,110	$11,013	$(1,903)	(17)%
Direct operating expenses decreased by 17% as a result of reduced cost of goods sold from lower sales and lower upfront theatrical releasing, marketing and acquisitions costs of $1.8 million. CEG released one movie during the current quarter versus three releases in the prior year quarter.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$19	$47	$(28)	(60)%
Phase II Deployment	28	76	(48)	(63)%
Services	176	213	(37)	(17)%
Content & Entertainment	4,585	4,202	383	9%
Corporate	3,254	2,411	843	35%
	$8,062	$6,949	$1,113	16%

Selling, general and administrative expenses increased by 16% during the period. The increase in selling, general and administrative expenses within Content & Entertainment reflects the full quarter impact of the GVE acquisition during the current quarter as compared to 10 weeks during the prior year quarter, offsetting other expense synergies achieved. Additional expenses were incurred related to the expansion of our OTT business, including the expected launch of CONTV during the quarter ending March 31, 2015. The increase within Corporate is principally due to increased professional fees of $0.8 million pertaining to litigation with Gaiam and other costs related to Sarbanes-Oxley compliance and a financial systems conversion.

Restructuring, Transition and Acquisitions Expense, net

Restructuring, transition and acquisitions expense, net were $0.5 million and $3.9 million for the three months ended December 31, 2014 and 2013, respectively. These expenses are attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$7,137	$7,137	$—	—%
Phase II Deployment	1,881	1,881	—	—%
Services	53	53	—	—%
Content & Entertainment	49	139	(90)	(65)%
Corporate	280	234	46	20%
	$9,400	$9,444	$(44)	—%
Depreciation and amortization expense decreased slightly overall from the prior fiscal year quarter.

Amortization of intangible assets

Amortization of intangible assets increased to $1.5 million for the three months ended December 31, 2014 from $1.2 million during the prior year period, which is attributed to the finite-lived intangible assets added from the GVE Acquisition, the valuation of which were finalized during the three months ended March 31, 2014.

Interest expense, net

	For the Three Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$3,373	$3,633	$(260)	(7)%
Phase II Deployment	374	478	(104)	(22)%
Corporate	1,182	940	242	26%
	$4,929	$5,051	$(122)	(2)%
Interest expense, net decreased $0.1 million or 2% due to the increase in recourse debt in corporate offset by the continued repayment of non-recourse and recourse term loan and revolver debt as the Company reduced principal outstanding by $14.5 million during the three months ended December 31, 2014.
Corporate interest expense during the three months ended December 31, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
The 7% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the benefit from the resulting reduced debt balance. The 2013 Term Loans, which are repaid from free cash flow, are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and benefit from the resulting reduced debt balance.
Non-cash interest expense was approximately $0.2 million for the three months ended December 31, 2014 and 2013.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was a loss of approximately $0.1 million and a gain of less than $0.1 million for the three months ended December 31, 2014 and 2013, respectively.

Discontinued operations

Discontinued operations, which represents the results of Software, incurred losses of $0.3 million and $7.7 million for the three months ended December 31, 2014 and 2013, respectively.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, restructuring, transition and acquisitions expense, net and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $15.7 million for the three months ended December 31, 2014, a decrease of 11% in comparison to $17.7 million for the three months ended December 31, 2013 and a $2.5 million, or 26%, increase from the three months ended September 30, 2014. Adjusted EBITDA from non-deployment businesses was $3.7 million during the three months ended ended December 31, 2014, decreasing $1.8 million from $5.6 million for the three months ended December 31, 2013 while increasing by $2.5 million from the three months ended September 30, 2014.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended December 31,
($ in thousands)	2014	2013
Net loss from continuing operations	$(1,933)	$(2,693)
Add Back:
Depreciation and amortization of property and equipment	9,400	9,444
Amortization of intangible assets	1,462	1,228
Interest expense, net	4,929	5,051
Other income, net	31	(23)
Change in fair value of interest rate derivatives	106	(38)
Stock-based compensation and expenses	447	621
Restructuring, transition and acquisitions expense, net	487	3,921
Professional fees pertaining to litigation and compliance	768	—
Allocated costs attributable to discontinued operations	—	206
Adjusted EBITDA	$15,697	$17,717

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,018)	$(9,018)
Amortization of intangible assets	(11)	(13)
Income from operations	(2,922)	(3,106)
Intersegment services fees earned	—	5
Adjusted EBITDA from non-deployment businesses	$3,746	$5,585

Results of Continuing Operations for the Nine Months Ended December 31, 2014 and 2013

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$27,291	$27,737	$(446)	(2)%
Phase II Deployment	9,287	9,331	(44)	—%
Services	8,962	9,798	(836)	(9)%
Content & Entertainment	32,314	25,798	6,516	25%
	$77,854	$72,664	$5,190	7%
Revenues increased $5.2 million or 7% during the nine months ended December 31, 2014. Growth in CEG revenues, including additional net revenues from the GVE Acquisition which was not completely part of the prior comparable period's revenues, were partially offset by decreases in revenues from Services and Deployment.
Phase 1 and Phase 2 Deployment revenues decreased by 2% for the nine months ended December 31, 2014 as total VPFs were nearly consistent period over period. Although actual wide release titles were consistent year over year, three wide release titles were postposed to our fiscal fourth quarter due to the crowded holiday release schedule.
In the Services segment, a $0.8 million, or 9%, decrease in revenues was primarily due to the expected reduction of revenues as activation fee revenue recognized in the prior fiscal period of $0.9 million was not present during the current fiscal period as our Australian/New Zealand deployment has been completed.

The CEG business expanded by $6.5 million, or 25%, year over year, which is primarily attributed to increased net revenues resulting from the GVE Acquisition. Overall growth was limited due to certain missed sales and from higher than anticipated physical returns resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. In addition, new movie co-production partnerships signed during the current fiscal year are expected to contribute to fiscal year ending March 31, 2016 results and, therefore, did not offset the expected and previously discussed termination of several non-profitable customer contracts during the current fiscal quarter as well as the sales pipeline and other financial issues inherited with the GVE acquisition. Finally, industry wide changes in consumer behavior, declining in-store purchasing of entertainment products and reduced retail shelf space within the industry further impacted physical sales of independent studio content.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$752	$566	$186	33%
Phase II Deployment	379	446	(67)	(15)%
Services	56	301	(245)	(81)%
Content & Entertainment	19,738	18,245	1,493	8%
	$20,925	$19,558	$1,367	7%
Direct operating expenses increased by 7% as a result of (i) increased cost of good sold of $5.6 million largely driven by the addition of the GVE Acquisition (ii) approximately $2.1 million in impairment and additional amortization of advances based upon revised ultimates and (iii) higher than anticipated expenses resulting from the conversion, as part of the GVE integration, to a new physical goods replication, distribution and fulfillment center partner. These increases were partially offset by reduced upfront theatrical releasing, marketing and acquisitions costs of $3.5 million as CEG released five movies during the current fiscal period versus twelve releases in the prior fiscal period.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$297	$206	$91	44%
Phase II Deployment	101	203	(102)	(50)%
Services	588	624	(36)	(6)%
Content & Entertainment	13,887	9,729	4,158	43%
Corporate	9,202	7,981	1,221	15%
	$24,075	$18,743	$5,332	28%

The increase in selling, general and administrative expenses within Content & Entertainment reflects the full period impact of the GVE acquisition during the current period as compared to10 weeks during the prior year period, offsetting other expense synergies achieved. Additional expenses were incurred related to the expansion of our OTT business, including the expected launch of CONTV during the quarter ending March 31, 2015. The increase within Corporate is principally due to increased professional fees of $1.0 million pertaining to litigation with Gaiam and other costs related to Sarbanes-Oxley compliance and a financial systems conversion.

Restructuring, Transition and Acquisitions Expense, Net

Restructuring, transition and acquisitions expense, net principally attributed to the continued integration of GVE and ongoing alignment of resources to our content and entertainment business, were $2.3 million for the nine months ended December 31, 2014. The comparable amount for the prior fiscal period is net of a $1.5 million reduction of a contingent liability related to a business combination.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$21,412	$21,412	$—	—%
Phase II Deployment	5,643	5,642	1	—%
Services	159	161	(2)	(1)%
Content & Entertainment	141	149	(8)	(5)%
Corporate	812	537	275	51%
	$28,167	$27,901	$266	1%
Depreciation and amortization expense remained nearly consistent with the prior fiscal period, increasing by $0.3 million or 1%.

Amortization of intangible assets

Amortization of intangible assets increased to $4.8 million for the period ended December 31, 2014 from $2.1 million, which is attributed to the finite-lived intangible assets added from the GVE Acquisition, the valuation of which were finalized during the three months ended March 31, 2014.

Interest expense, net

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$10,352	$11,522	$(1,170)	(10)%
Phase II Deployment	1,183	1,518	(335)	(22)%
Corporate	3,422	1,467	1,955	133%
	$14,957	$14,507	$450	3%
Interest expense, net increased $0.5 million or 3% due to the increase in recourse debt in corporate offset by the continued repayment of non-recourse and recourse term loan and revolver debt as the Company reduced principal outstanding by $43.6 million during the nine months ended December 31, 2014.

Corporate interest expense during the nine months ended December 31, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
The 7% decrease in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of the benefit from the resulting reduced debt balance. The 2013 Term Loans, which are repaid from free cash flow, are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal.  The 2013 Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013.
Non-cash interest expense was approximately $0.5 million and $0.4 million for the nine months ended December 31, 2014 and 2013, respectively.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives was a loss of approximately $0.3 million and a gain of $0.8 million for the nine months ended December 31, 2014 and 2013, respectively.  The interest swap associated with the 2013 Term Loans matured in June 2013.

Discontinued operations

Discontinued operations, which represents the results of Software, incurred losses of $2.9 million and $9.0 million for the nine months ended December 31, 2014 and 2013, respectively. Included within the nine months ended December 31, 2014 was a loss on the sale of Software of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company for the periods presented to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net and certain other items.

The Company reported Adjusted EBITDA (including its Phase 1 DC and Phase 2 DC subsidiaries) of $35.5 million for the nine months ended December 31, 2014, a decrease of 4% in comparison to $37.1 million for the nine months ended December 31, 2013. Adjusted EBITDA from non-deployment businesses was $0.3 million during the nine months ended December 31, 2014, decreasing from $1.7 million, or 81%, for the nine months ended December 31, 2013. As previously discussed, the decline within non-deployment was attributed to missed sales and higher than anticipated physical returns incurred as a result of a transition to a new physical goods replication, distribution and fulfillment center partner, changes in consumer behavior, along with declining in-store purchasing of entertainment products and shelf space for physical product within the industry. Finally, new movie co-production partnerships signed during the current fiscal year are expected to contribute to fiscal year ending March 31, 2016 results and, therefore, did not offset the expected and previously discussed termination of several non-profitable customer contracts during the current fiscal quarter as well as the sales pipeline and other financial issues inherited with the GVE acquisition.

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

Management presents Adjusted EBITDA because it believes that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. Management also believes that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating the Company's performance and comparing our performance with the performance of our competitors. Management also uses Adjusted EBITDA for planning purposes, as well as to evaluate the Company's performance because Adjusted EBITDA excludes certain non-recurring or non-cash items, such as stock-based compensation charges , that management believes are not indicative of the Company's ongoing operating performance.

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

Following is the reconciliation of the Company's consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Nine Months Ended December 31,
($ in thousands)	2014	2013
Net loss from continuing operations	$(17,337)	$(13,495)
Add Back:
Depreciation and amortization of property and equipment	28,167	27,901
Amortization of intangible assets	4,811	2,055
Interest expense, net	14,957	14,507
Loss on investment in non-consolidated entity	—	1,812
Other income, net	(69)	(269)
Change in fair value of interest rate derivatives	281	(796)
Stock-based compensation and expenses	1,472	1,803
Restructuring, transition and acquisitions expense, net	2,250	2,421
Professional fees pertaining to litigation and compliance	1,009	—
Allocated costs attributable to discontinued operations	—	1,208
Adjusted EBITDA	$35,541	$37,147

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(27,055)	$(27,054)
Amortization of intangible assets	(34)	(39)
Income from operations	(8,126)	(8,351)
Intersegment services fees earned	—	16
Adjusted EBITDA from non-deployment businesses	$326	$1,719

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both.  During the three months ended December 31, 2014 and 2013, the Company has neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on its property and equipment.

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

DEFINITE-LIVED INTANGIBLE ASSETS

As of December 31, 2014, the Company’s finite-lived intangible assets consisted of customer relationships, supplier agreements, content libraries, theatre relationships, covenants not to compete, a favorable operating lease, trade names and trademarks. During the three and nine months ended December 31, 2014 and 2013, no impairment charge for finite-lived intangible assets was recorded within continuing operations.

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

Participations payable
The Company records liabilities within accounts payable and accrued expenses on the consolidated balance sheet, that represent amounts owed to studios or content producers for which the Company provides content distribution services under licensing arrangements. The Company identifies and records as a reduction to the liability any expenses that are to be reimbursed to the Company by such studios or content producers. At December 31, 2014 and March 31, 2014, participants payable were $51,118 and $26,577, respectively.

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

Beginning in May 2010, Phase 2 B/AIX, an indirect wholly-owned subsidiary of the Company, entered into additional credit facilities, the KBC Facilities, to fund the purchase of Systems from Barco, to be installed in movie theatres as part of the Company’s Phase II Deployment.  As of December 31, 2014, the outstanding principal balance of the KBC Facilities was $28.9 million.

In February 2013, the Company refinanced its existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale, New York Branch and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and the Company’s digital cinema servicing business. As of December 31, 2014, the outstanding principal balance of these non-recourse credit facilities was $138.9 million.

In October 2013, the Company entered the Cinedigm Credit Agreement pursuant to which the Company borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which all of the term loans and $15.0 million of the revolving loans were drawn upon in connection with the GVE Acquisition. The Cinedigm Credit Agreement, which further enhances the Company's working capital needs and ability to further invest in entertainment content, is primarily supported by the cash flows of the Company's media library, acquired in connection with the GVE Acquisition. Additionally, the Company entered into an agreement providing $5.0 million of financing. As of December 31, 2014, the outstanding principal balance of these recourse credit facilities was $43.6 million.
On February 10, 2015, the Company agreed to certain changes in the Cinedigm Credit Agreement. Among other things, the Cinedigm Credit Agreement has been amended to relax certain requirements that determine the maximum amount of revolving loans that may be borrowed at any one time and to change the interest rate margins on outstanding loans. Under these changes, the Cinedigm Term Loans bear interest at the base rate plus 5.0% through May 15, 2015 and 3.0% thereafter or the eurodollar rate plus 6.0% until May 15, 2015 and 4.0% thereafter, and the Cinedigm Revolving Loans bear interest at the base rate plus 4.0% or the eurodollar rate plus 5.0%. The interest rate margins may be reduced if Cinedigm voluntarily prepays Term Loans in an aggregate amount of at least $10,000. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the eurodollar rate plus 1.0%.
During the nine months ended December 31, 2014, the Company increased its borrowings under the Cinedigm Revolving Loans by $11.2 million for working capital purposes and made principal payments of $7.3 million.

As of December 31, 2014, we had negative working capital, defined as current assets less current liabilities, of $28.3 million and cash and cash equivalents and restricted cash totaling $36.3 million.

Operating activities provided net cash of $11.5 million and $23.6 million for the nine months ended December 31, 2014 and 2013, respectively. Cash flows from VPFs are expected to remain consistent with the current fiscal year and support non-recourse debt paydown. Generally, changes in accounts receivable from our studio customers and others are a large component of operating cash flow and will vary based on the seasonality of movie release schedules by the major studios. The CEG business differs from our deployment business as we build receivables, the amount of cash flows and timing which will depend upon the success of the theatrical and home entertainment releases. The Company has put in place an up to $30.0 million revolver to support these working capital fluctuations. In addition, the Company makes advances towards theatrical releases, and expects to recover the initial expenditures within nine to twelve months, and advances to certain home entertainment distribution clients which it expects to recover within the same period. CEG also generates additional operating cash flows during the Company's fiscal third and fourth quarter resulting from holiday revenues and distributes royalties from such revenues in the subsequent one to two fiscal quarters.

Investing activities provided net cash of $0.9 million and used net cash of $50.2 million for the nine months ended December 31, 2014 and 2013, respectively. The sale of Software was partially offset by capital expenditures for the nine months ended December 31, 2014, which included approximately $0.9 million related to Software, prior to its sale.

Financing activities used net cash of $33.0 million and provided net cash of $32.0 million for the nine months ended December 31, 2014 and 2013, respectively.  The increase reflects normal principal reduction of other notes payables during the three months ended December 31, 2014 as well as the seasonally expected reduction in outstanding revolver balance. Additionally, as previously discussed, the Company increased its borrowings under the Cinedigm Revolving Loans by $11.2 million for working capital purposes. Financing activities are expected to continue using the net cash generated from the Phase 1 and Phase 2 DC operations as well as a portion of the cash generated from CEG, primarily for principal repayments on the 2013 Term Loans, 2013 Prospect Loan, the Cinedigm Credit Facility and other existing debt facilities.

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

The following table summarizes our significant contractual obligations as of December 31, 2014:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Long-term recourse debt (1)	$43,611	$23,794	$14,817	$5,000	$—
Long-term non-recourse debt (2)	180,471	33,157	55,471	11,245	80,598
Capital lease obligations (3)	5,614	628	1,387	1,225	2,374
Debt-related obligations, principal	$229,696	$57,579	$71,675	$17,470	$82,972

Interest on recourse debt (1)	$3,496	$1,343	$1,539	$614	$—
Interest on non-recourse debt (2)	58,565	11,124	19,258	17,140	11,043
Interest on capital leases (3)	3,935	779	1,312	844	1,000
Total interest	$65,996	$13,246	$22,109	$18,598	$12,043
Total debt-related obligations	$295,692	$70,825	$93,784	$36,068	$95,015

Total non-recourse debt including interest	$239,036	$44,281	$74,729	$28,385	$91,641
Operating lease obligations (4)	$9,441	$1,941	$2,723	$2,509	$2,268

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes.

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults by the borrower is limited to the value of the asset, which is collateral for the debt.  The 2013 Term Loans are not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and CDF I, the 2013 Prospect Loan is not guaranteed by the Company or its other subsidiaries, other than Phase 1 DC and DC Holdings LLC, and the KBC Facilities are not guaranteed by the Company or its other subsidiaries, other than Phase 2 DC.

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. The Company has remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on the Company's consolidated financial statements as of December 31, 2014. The Company has, however, entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

Changes in Internal Control over Financial Reporting
We are required to disclose certain changes in internal control over financial reporting. Although we have made various enhancements to our controls, there have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gaiam Dispute
In August 2014, the Company initiated mediation with Gaiam with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the "MIPA”). On January 13 and 16, 2015, the Company and Gaiam participated in a two-day mediation to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, the Company is pursuing its claims against Gaiam through arbitration.

The Company believes that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to Cinedigm were consistent with Generally Accepted Accounting Principles (“GAAP”); (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment;

(iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to the Company and potential losses associated with the non-collection of Company accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, the Company has determined that significant sections of the financial statements that Gaiam provided to the Company both before and after the GVE Acquisition were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. The Company’s investigation of these issues is continuing.

The Company has demanded that Gaiam agree to participate in an expedited arbitration before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA (“the Working Capital Arbitration”). The Company also has demanded that Gaiam agree simultaneously to participate in a separate arbitration before the American Arbitration Association (“the AAA Arbitration”) to resolve the parties’ non-working capital disputes. Gaiam has asserted that the AAA Arbitration should occur prior to the Working Capital Arbitration and has refused to proceed with the Working Capital Arbitration until after the AAA Arbitration has been completed. Cinedigm is in the process of taking appropriate steps to seek to compel Gaiam to participate in the Working Capital Arbitration without delay.

The relief requested by Cinedigm exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and all other appropriate relief including punitive damages. Gaiam has disputed the Company’s allegations and asserted its own claims against Cinedigm, including seeking working capital reimbursement from the Company of over $6.0 million.

The Company believes that the claims that it has asserted against Gaiam in the Working Capital Arbitration and the AAA Arbitration have merit, and Cinedigm intends to pursue its claims vigorously. Conversely, the Company believes that Gaiam’s claims are without merit. At this early stage, there can be no assurance as to the likelihood of success on the merits.

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

CINEDIGM CORP.

Date:	February 12, 2015	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 12, 2015	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	‑‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.