Form 10-K
period 2015-03-31
Cinedigm Corp.
filed 2015-06-30
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2015

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.55 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2014, was $100,593,799. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 22, 2015, 74,491,762 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 11,791,384 shares subject to our forward purchase transaction.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CINEDIGM CORP.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;

•	the performance of our targeted markets;

•	competitive product and pricing pressures;

•	changes in business relationships with our major customers;

•	successful integration of acquired businesses;

•	the content we distribute through our in-theatre, on-line and mobile services may expose us to liability;

•	general economic and market conditions;

•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). We are (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to close to 50,000 titles and episodes released across digital, physical, and home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 domestic and foreign movie screens.

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Discovery Networks, National Geographic and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD") and (ii) physical goods, including DVD and Blu-ray Discs. In addition, we operate a growing number of branded and curated over-the-top ("OTT") entertainment channels, including Docurama, CONtv and Dove Entertainment Channel, which is expected to launch in late summer 2015.

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and Canada, and in Australia and New Zealand. Our Services segment provides fee-based support to over 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated OTT digital network business providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2015, we had approximately $157.5 million of non-recourse outstanding debt principal that relates to and is serviced by, our digital cinema business. We also have approximately $47.5 million of outstanding debt principal, as of March 31, 2015 that is attributable to our Content & Entertainment and Corporate segments.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in the United States as well as an innovator and leader in the quickly evolving OTT digital network business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, iTunes, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award-winning documentaries from Docurama Films®, next-gen Indies from Flatiron Film Company®, acclaimed independent films and festival picks through partnerships with the Sundance Institute and Tribeca Films, and a wide range of content from brand name suppliers, including National Geographic, Discovery, Scholastic, NFL, Shout! Factory, Hallmark and Jim Henson.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our OTT digital network business. Our first channel, Docurama, launched in May 2014 as an advertising-supported video on demand service ("AVOD") across most Internet connected devices and now contains nearly 800 documentary films for download. In March 2015, Wizard World, Inc. and we launched CONtv, a targeted lifestyle channel and "Freemium" service with both AVOD and subscription video on demand offerings ("SVOD"). Our Freemium business model provides users with free content and the ability to upgrade to a selection of premium services by paying subscription fees. CONtv is one of the largest Freemium OTT channels available in terms of hours of content, with thousands of hours of content, including original programs and behind the scenes footage direct from Wizard World Comic Con gatherings. Docurama and CONtv are available across most major platforms, including Apple iOS, Google Android, Roku players and TV, Samsung SmartHub devices and we expect more devices to come to market. In the fall of 2015, we expect to introduce our third OTT channel, Dove Entertainment Channel, which will be a freemium service targeted to families and kids seeking high quality and family friendly content approved by the Dove Foundation. In early 2015, we also announced a partnership with TV4 Entertainment to diversify our OTT offerings and we continue to search for other branded partners to launch additional channels.

CEG has focused its activities in the areas of: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated over-the-top OTT digital network business providing entertainment channels and applications. With these complementary entertainment distribution capabilities, we believe that we are capitalizing on the key drivers of value that we believe are critical to success in content distribution going forward.

In April 2012, we acquired New Video Group, Inc. ("New Video"), an independent home entertainment distributor of quality packaged and digital content that provided distribution services in the DVD, Blu-ray, Digital and VOD channels for more than 500 independent rights holders.

In October 2013, we acquired a division of Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) that maintained exclusive distribution rights agreements with large independent studios/content providers, and distributed entertainment content through home video, digital and television distribution channels (“GVE” or the “GVE Acquisition”).

Our acquisitions of New Video and GVE have made our CEG segment one of the leading independent content distributors in the United States, holding direct relationships with thousands of physical storefronts and digital retailers, including Walmart, Target, iTunes, Netflix, and Amazon, as well as all the national cable and satellite television VOD platforms.

Our Strategy

Direct to consumer digital distribution of film and television content over the Internet is rapidly growing. We believe that our large library of film and television episodes, long-standing digital relationships with platforms, and up-to-date technologies, will allow us to build and successfully launch a diversified portfolio of narrowcast OTT channels that generate recurring revenue streams from advertising, merchandising and subscriptions. We plan to launch niche channels that make use of our existing library of titles, while partnering with strong brands that bring name recognition, marketing support and an existing customer base.

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have shifted our acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, rather than traditional catalog based titles. In fiscal year 2015, we acquired the distribution rights to a variety of new and original films. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing infrastructure and library, in partnership with well-known brands, to distribute our content direct-to-consumers.

To market the films that we distribute, we have the films appear in a limited number of theatres, while simultaneously being available on VOD. This non-traditional, film-releasing model has allowed us to maximize publicity and make the film available to a large national audience.

We believe that we are well positioned to succeed in the OTT channel business for several key reasons:

•	The enormous depth and breadth of our almost 50,000 title film and television episode library,

•	Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices,

•	Our marketing expertise,

•	Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses, and

•	Our strengthened capital base

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.
Customers

For the fiscal year ended March 31, 2015, two customers, Walmart and Amazon, represented 10% or more of CEG's revenues and one of these customers represented approximately 12% of our consolidated revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment segment are as follows:

•	Anchor Bay Entertainment

•	Crunchyroll

•	Entertainment One (eOne) Ltd.

•	Image Entertainment, Inc.

•	IFC Entertainment

•	Lions Gate Entertainment

•	Magnolia Pictures

•	Roadside Attractions LLC

•	The Weinstein Company

DEPLOYMENT

Our Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicles and administrators for our 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors, for which we retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for our 8,904 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC. We retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2015, Phase I Deployment had 3,724 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2015, Phase II Deployment had 8,904 of such Systems installed.

Our Phase I Deployment and Phase II Deployment segments own and license Systems to theatrical exhibitors and collect virtual print fees ("VPFs") from motion picture studios and distributors, as well as alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens. We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema. As part of the Phase I Deployment of our Systems, we have agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing us to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment of Systems. Phase 1 DC has agreements with sixteen theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Content & Entertainment, which is described below.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2015, our Phase II Deployment segment also entered into master license agreements with 434 exhibitors and CDF2 covering 8,992 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2015, we had 8,904 Phase 2 DC Systems installed, including 6,414 screens under the exhibitor-buyer structure ("Exhibitor-Buyer Structure"), 1,046 screens covering 10 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,421 screens covering 179 exhibitors through CDF2, and 23 screens under other arrangements with two exhibitors.

Exhibitors paid us an installation fee of up to $2.0 thousand per screen out of the VPFs collected by our Services segment. We manage the billing and collection of VPFs and remit to exhibitors all VPFs collected, less an administrative fee of approximately 10%. For Phase 2 DC Systems we own and finance on a non-recourse basis, we typically received a similar installation fee of up to $2.0 thousand and an ongoing administrative fee of approximately 10% of VPFs collected. We have recorded no debt, property and equipment, financing costs or depreciation in connection with Systems covered under the Exhibitor-Buyer Structure and CDF2 Holdings.

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to our Phase I and Phase II deployment businesses according to fixed fee schedules, when movies distributed by studios are displayed in movie theatres using our installed Systems. One VPF is payable to us upon the initial booking of a movie, for every movie title displayed per System. Therefore, the amount of VPF revenue that we earn depends on the number of unique movie titles released and displayed using our Systems. Our Phase II Deployment segment earns VPF revenues only for Systems that it owns.

Our Phase II Deployment agreements with distributors require payment of VPFs for ten years from the date that each system is installed; however, we may no longer collect VPFs once “cost recoupment”, as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by us have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, subject to maximum agreed upon amounts during the four-year roll-out period and thereafter. Furthermore, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable to us by the studios. Cash flows, net of expenses, received by our Phase II Deployment business, following the achievement of cost recoupment, must be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment.

Customers

Phase I and Phase II Deployment customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2015, six customers, 20th Century Fox, Warner Brothers, Disney Worldwide Services, Universal Pictures, Sony Pictures Releasing Corporation and Lions Gate Entertainment, each represented 10% or more of Phase 1 DC's revenues and together generated 69%, 71% and 35% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively. No single Phase 1 DC or Phase 2 DC customer comprised more than 10% of our consolidated accounts receivable. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2016.

Seasonality

Revenues earned by our Phase I and Phase II Deployment segments from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition; however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,724 screens in the Phase 1 Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 8,904 Phase 2 Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of our agreements with motion picture studios, and are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Unpaid services fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid.

In February 2013, we (i) assigned to our wholly owned subsidiary, Cinedigm DC Holdings LLC (“DC Holdings ”), the right and obligation to service the digital cinema projection systems from the Phase I Deployment and certain systems that were part of the Phase II Deployment, (ii) delegated to DC Holdings the right and obligation to service certain other systems that were part of the Phase II Deployment and (iii) assigned to DC Holdings the right to receive servicing fees from the Phase I and Phase II Deployments. We also transferred to DC Holdings certain of our operational staff whose responsibilities and activities relate solely to the operation of the servicing business and to provide DC Holdings with the right to use the supporting software and other intellectual property associated with the operation of the servicing business.

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 530 screens as of March 31, 2015.

Customers

For the fiscal year ended March 31, 2015, no customer comprised more than 10% of Services' revenues or accounts receivable.

Competition

Our Services segment faces limited competition domestically in its digital cinema services business as the major Hollywood movie studios have only signed digital cinema deployment agreements with five entities, including us, and the deployment period in North America is now complete. Competitors include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group, AMC Entertainment Holdings, Inc. and Cinemark Holdings, Inc. focused on managing the conversions of those three exhibitors; Sony Digital Cinema, to support the deployment of Sony projection equipment; Christie Digital USA, Inc., to support the deployment of Christie equipment; and GDC, Inc., to support the deployment of GDC equipment. We have a significantly greater market share than all other competitors except for the DCIP consortium, which services approximately 16,000 total screens representing its consortium members.

As we expand our servicing platform internationally, an additional competitors beyond those listed above consist of Arts Alliance, Inc., a leading digital cinema servicer focused on the European markets, GDC, as well as other potential local start-ups seeking to service a specific international market. We typically seek to partner with a leading local entity to combine our efficient servicing infrastructure and strong studio relationships with the necessary local market expertise and exhibitor relationships.

DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2014, we made the strategic decision to discontinue and exit our software business, Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), our direct, wholly owned subsidiary, in order to focus on our CEG segment. Furthermore, we believe that Software, which was previously included in our Services segment, no longer complemented our continuing operations because we were often in competition with Software customers.
On September 23, 2014, we completed the sale of Software to a third party. See Note 1 - Nature of Operations and Note 3 - Discontinued Operations to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data for further information.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2015, we had 141 employees, with 14 part-time and 127 full-time, of which 33 are in sales and marketing, 43 are in operations, and 51 are in executive, finance, technology and administration functions.

AVAILABLE INFORMATION

Our Internet website address is www.cinedigm.com. We will make available, free of charge at the “About Us - Investor Relations - Financial Information” section of its website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov, the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related to our Business
An inability to obtain necessary financing may have a material adverse effect on our financial position, operations and prospects if unanticipated capital needs arise.
Our capital requirements may vary significantly from what we currently project and be affected by unforeseen delays and expenses. We may experience problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as difficulties as a result of changes in economic, regulatory or competitive conditions. If we encounter any of these problems or difficulties or have underestimated our operating losses or capital requirements, we may require significantly more financing than we currently anticipate. We cannot assure you that we will be able to obtain any required additional financing on terms acceptable to us, if at all. An inability to obtain necessary financing could have a material adverse effect on our financial position, operations and prospects.
Our credit agreement (the “Cinedigm Credit Agreement”) with Société Générale (“SG”) and certain other lenders contains a debt service, coverage ratio test and a $5.0 million minimum liquidity covenant. The Cinedigm Credit Agreement is with full recourse to us.
Our Phase I credit agreement (the “Phase I Credit Agreement”) with SG and certain other lenders contains certain restrictive covenants that restrict our indirect subsidiary, Cinedigm Digital Funding I, LLC (“CDF I”) and its subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase I Credit Agreement is non-recourse to Cinedigm and our other subsidiaries.
In February 2013, Cinedigm DC Holdings LLC (“DC Holdings LLC”), our wholly owned subsidiary to which we transferred our business of servicing digital cinema projection systems, entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”) which restricts DC Holdings LLC and its subsidiaries (including CDF I) from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Prospect Loan is non-recourse to Cinedigm and our other subsidiaries, except for Access DM (which is a wholly owned subsidiary of DC Holdings LLC) and Access Digital Cinema Phase 2, Corp. (“ADCP2”), each of which guaranteed the obligations of DC Holdings LLC to Prospect. In addition, Cinedigm provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan.
Our indirect subsidiary, Phase 2 B/AIX has entered into several credit agreements (the “KBC Agreements”) with KBC pursuant to which KBC has financed the acquisition of digital cinema projection systems purchased from Barco, Inc. to be installed at various theatre locations. The KBC Agreements are non-recourse to us and our subsidiaries other than Phase 2 B/AIX and are consolidated by us similarly to CDF I. The KBC Agreements restrict Phase 2 B/AIX from, among other things, (with certain specified exceptions) incurring liens, disposing of certain assets outside the ordinary course of business, merging or consolidating with other entities, changing its line of business and making payments (including dividends) to affiliates. In October 2011, we began earning fees under a management services agreement with CDF2 Holdings, an indirect wholly owned, non-consolidated variable interest entity that is intended to be a special purpose, bankruptcy remote entity, and CDF2, a wholly owned subsidiary of CDF2 Holdings. The revenues under this management service agreement were assigned to DC Holdings LLC as of February 28, 2013. CDF2 financed certain digital systems under its credit agreement with SG and certain other lenders (the “Phase II Credit Agreement”). The Phase II Credit Agreement contains certain restrictive covenants that restrict CDF2 Holdings, CDF2 and their subsidiaries from, among other things, (with certain specified exceptions) making certain capital expenditures, incurring other indebtedness or liens, engaging in a new line of business, selling certain assets, acquiring, consolidating with, or merging with or into other companies and entering into transactions with affiliates. The Phase II Credit Agreement is non-recourse to us and our other subsidiaries. The digital cinema projection systems that CDF2 partially finances by borrowing under the Phase II Credit Agreement are acquired directly from the manufacturers and are sold to and leased back by CDF2 Holdings from CHG-Meridian U.S. Finance, Ltd. (“CHG”) pursuant to a Master Lease Agreement and related documents (the “CHG Lease”). The CHG Lease contains certain restrictive covenants that restrict CDF2 Holdings from, among other things, (with certain specified exceptions) incurring liens on the leased digital cinema systems and from subleasing, assigning, modifying or altering such systems. The CHG Lease is non-recourse to us and our other subsidiaries. CDF2 Holdings is not consolidated by us, as we do not exercise control over CDF2 Holdings. CDF2 Holdings is managed and controlled exclusively by the three managers, including, a third party, which also has a variable interest in CDF2 Holdings, along with an independent third party manager, that must approve, among other things, the annual operating budget and capital budget, engaging in new business or activities and certain transactions that significantly impact CDF2 Holdings’ economic performance. Our risk is limited to our initial investment and revenues that could be earned under the management services agreement (which revenues have, as mentioned above, been assigned to DC Holdings LLC), and constitutes part of the non-recourse debt.
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

We expect competition to be intense. If we are unable to compete successfully, our business and results of operations will be seriously harmed.
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

We have recorded goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill becomes further impaired or our intangible assets become impaired.

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of the fiscal year ended March 31, 2015, we recorded a goodwill impairment charge of $6.0 million in our Content & Entertainment operating segment. See Note 2 - Summary of Significant Accounting Policies of our financial statements included in Item 8 of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill or other intangible assets is determined which could adversely affect our results of operations.

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
We now have, and will continue to have, significant debt obligations. In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed Term Loans in the aggregate amount of $25.0 million and may borrow revolving loans and have letters of credit issued in an aggregate amount at any one time outstanding not to exceed $30.0 million. In April 2015, we repaid and terminated the term loan in its entirety. The obligations under the Cinedigm Credit Agreement, as amended and restated, are with full recourse to Cinedigm. As of March 31, 2015, principal amount outstanding under the Cinedigm Credit Agreement was $18.2 million. Additionally, in October 2013, we issued $5.0 million aggregate principal amount of subordinated notes (the “2013 Notes”), which debt is unsecured and subordinate to the debt under the Cinedigm Credit Agreement. In April 2015, Cinedigm issued $64.0 million aggregate principal amount of 5.5% Convertible Senior Notes due 2035 (the “Convertible Notes”), which debt is unsecured, subordinate to the debt under the Cinedigm Credit Agreement and senior to the 2013 Notes.

As of March 31, 2015, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $157.3 million, none of which is guaranteed by Cinedigm Corp. or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, Phase 2 B/AIX with respect to the KBC Agreements. In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness ($68.0 million as of March 31, 2015) pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.
We also had capital lease obligations covering a facility and computer equipment with an aggregate principal amount of $5.5 million as of March 31, 2015. In May 2011,we completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it has not been operated by us. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to remain on our Consolidated Balance Sheets as of March 31, 2015 and 2014. However, we have entered into a sub-lease agreement with the unrelated third party purchaser that makes all payments related to the lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre.
In February 2013, DC Holdings LLC, our wholly owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130.0 million of which $5.0 million was assigned to DC Holding LLC. Phase 2 B/AIX, our indirect wholly owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $65.3 million in the aggregate. As of March 31, 2015, the outstanding principal balance under the KBC Agreements was $27.0 million in the aggregate.
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

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2015, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $44.4 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate. These facilities are non-recourse to Cinedigm and our subsidiaries, excluding our VIE, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment it made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2015 was $6.7 million. We have no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0.
The obligations and restrictions under the Phase II Credit Agreement and the CHG Lease could have important consequences for CDF2 and CDF2 Holdings, including:

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
The Cinedigm Credit Agreement restricts our ability and the ability of our subsidiaries that have guaranteed the obligations under the Cinedigm Credit Agreement, subject to certain exceptions, to, among other things:

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

The agreements governing the financing of other parts of our Phase II Deployment impose certain limitations, which may affect our Phase 2 deployment.
The Phase II Credit Agreement governing part of the financing of part of our Phase II Deployment that has not been financed by the KBC Agreements restricts the ability of CDF2, CDF2 Holdings and their existing and future subsidiaries to, among other things:

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
Based on our current level of operations, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2016. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2015, we had negative working capital, defined as current assets less current liabilities, of $30.9 million, and cash and cash equivalents and restricted cash totaling $25.8 million; we had an accumulated deficit of $19.1 million; however, during the fiscal year ended March 31, 2015, we generated $9.2 million of net cash from operating activities.
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
As of March 31, 2015, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of the Class A common stock, beneficially own, directly or indirectly, in the aggregate, approximately 27.1% of our outstanding Class A common stock. In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 367,400 shares of Class A common stock and has stock options to purchase 6,000,000 shares of Class A common stock, of which 5,000,000 options are vested and 1,000,000 options vest in equal amounts in March of each of 2016 and 2017. If all the options were exercised, Mr. McGurk would own 6,367,400 shares or approximately 7.6% of the then-outstanding Class A common stock. In addition, an affiliate of Sageview Capital L.P. (“Sageview”) owns 268,687 shares of Class A common stock and warrants to purchase 16,000,000 shares of Class A common stock. If such warrants were exercised, Sageview would own 16,268,687 shares or approximately 17.4% of the then-outstanding Class A common stock. Laura Nisonger Sims, a member of our board of directors, is a principal of Sageview.

These stockholders will have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.
Our success will significantly depend on our ability to hire and retain key personnel.
Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with four of our top executive officers. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.
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
The demand for DVD products is declining, and we anticipate that this decline will continue. We anticipate, however, that the distribution of DVD products will continue to generate positive cash flows for the Company. Should a decline in consumer demand be greater than we anticipate, our business could be adversely affected.
We have concentration in our digital cinema business with respect to our major motion picture studio customers, and the loss of one or more of our largest studio customers could have a material adverse effect on us.
Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC. Together these studios generated 69%, 71%, and 35% of Phase 1 DC’s, Phase 2 DC’s and our consolidated revenues, respectively, for the fiscal year ended March 31, 2015.
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
One content provider represents a significant portion of our Content & Entertainment business.

Our Content & Entertainment business has an exclusive agreement, with one content provider, to distribute certain non-music related video products, in physical format only, the sales of which represent approximately 11% of the segment's revenues. A change in this arrangement, or the failure to renew this agreement when it expires, could have an adverse effect on the Content & Entertainment business.

Termination of the MLAs and MLAAs could damage our revenue and profitability.
The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business as are master license administrative agreements (the “MLAAs”). The MLAs have terms, which expire in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one-year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when technology necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems, which may require additional capital expenditures. If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. Additionally, termination of MLAAs could adversely impact our servicing business.
We have concentration in our business with respect to our major licensed exhibitors, and the loss of one or more of our largest exhibitors could have a material adverse effect on us.
Approximately 64% of Phase 1 DC’s Systems and 19% of total systems are under MLA in theatres owned or operated by one large exhibitor. The loss of this exhibitor or another of our major licensed exhibitors could have a negative impact on the aggregate receipt of VPF revenues as a result of the loss of any associated MLAs. Although we do not receive revenues from licensed exhibitors and we have attempted to limit our licenses to only those theatres, which we believe are successful, each MLA with our licensed exhibitors is important, depending on the number of screens, to our business since VPF revenues are generated based on screen turnover at theatres. If the MLA with a significant exhibitor was terminated prior to the end of its term, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. There can be no guarantee that the MLAs with our licensed exhibitors will not be terminated prior to the end of its term.
An increase in the use of alternative movie distribution channels and other competing forms of entertainment could drive down movie theatre attendance, which, if causing significant theatre closures or a substantial decline in motion picture production, may lead to reductions in our revenues.
Various exhibitor chains, which are our distributors, face competition for patrons from a number of alternative motion picture distribution channels, such as DVD, network and syndicated television, VOD, pay-per-view television and downloading utilizing the Internet. These exhibitor chains also compete with other forms of entertainment competing for patrons’ leisure time and disposable income such as concerts, amusement parks and sporting events. An increase in popularity of these alternative movie distribution channels and competing forms of entertainment could drive down movie theatre attendance and potentially cause certain of our exhibitors to close their theatres for extended periods of time. Significant theatre closures could in turn have a negative impact on the aggregate receipt of our VPF revenues, which in turn may have a material adverse effect on our business and ability to service our debt.
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
Our success depends on the commercial success of movies and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each movie and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of movies and television programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of movies and television programs also depends upon the quality and acceptance of movies or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a movie’s or television program’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new content acquisition and investment opportunities. We cannot make assurances that movies and television programs will obtain favorable reviews or ratings, will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
Changes in economic conditions could have a material adverse effect on our business, financial position and results of operations.
Our operations and performance could be influenced by worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer-spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

We are subject to counterparty risk with respect to a forward stock purchase transaction entered into subsequent to March 31, 2015.

The forward counterparty to the forward stock purchase transaction that we are party to is one of the lenders under the Cinedigm Credit Agreement, and we are subject to the risk that it might default under the forward stock purchase transaction. Our exposure to the credit risk of the forward counterparty will not be secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the forward counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transaction with that counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our Class A common stock. In addition, upon default by the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the forward counterparty to the forward stock purchase transaction.

Risks Related to our Class A Common Stock

If the market price of the Class A common stock declines, we may not be able to maintain our listing on the Nasdaq Global Market, which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Class A common stock. The Class A common stock is presently listed on Nasdaq. The Class A common stock has been trading below $1 per share in recent months and we cannot assure you that we will meet the criteria for continued listing, in which case the Class A common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Class A common stock is delisted from Nasdaq, we may face a lengthy process to re-list the Class A common stock, if we are able to re-list the Class A common stock at all, and the liquidity that Nasdaq provides will no longer be available to investors.
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
Under certain circumstances, our Board may determine it is in our best interest to exempt certain 5-percent shareholders from the operation of the acquisition restrictions, if a proposed transaction is determined not to be detrimental to the utilization of our NOLs.
The acquisition restrictions also require any person attempting to become a holder of 5% or more of the Class A common stock, as determined under Section 382, to seek the approval of our Board. This may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the acquisition restrictions have the effect of restricting a stockholder’s ability to dispose of or acquire the Class A common stock, the liquidity and market value of the Class A common stock might suffer. The acquisition restrictions may be waived by our Board. Stockholders are advised to monitor carefully their ownership of the Class A common stock and consult their own legal advisors and/or Company to determine whether their ownership of the Class A common stock approaches the proscribed level.
The occurrence of various events may adversely affect our ability to fully utilize NOLs.
We have a substantial amount of NOLs for U.S. federal income tax purposes that are available both currently and in the future to offset taxable income and gains. Events outside of our control may cause us to experience a Section 382 ownership change, and limit our ability to fully utilize such NOLs.
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
Our stock price has been volatile and may continue to be volatile in the future and this volatility may affect the price at which you could sell our Class A common stock.
The trading price of the Class A common stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in the Class A common stock:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us, the market for digital and physical content, content distribution and entertainment in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business or our industry;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of the Class A common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Class A common stock irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Class A common stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of the Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our fourth amended and restated certificate of incorporation, as amended, and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a restriction on certain acquisitions of our common stock to help preserve our ability to utilize our significant NOLs by avoiding the limitations imposed by Section 382 of the Code;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the requirement that an annual meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings; and

•	providing that directors may be removed prior to the expiration of their terms by the Board of Directors only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for the Class A common stock.

ITEM 2.  PROPERTY

We operated from the following leased properties at March 31, 2015.

Continuing operations
Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Century City, California	25,800	July 2021	Primary operations, sales, marketing and administrative offices for our Content & Entertainment Group. In addition, certain operations and administration for our other business segments.
Manhattan Borough of New York City	16,500	April 2016	Corporate executive and administrative headquarters assumed following our acquisition of New Video in April 2012. Shared between all business segments.

Discontinued operations
Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Brooklyn Borough of New York City	31,100	July 2022
Nine-screen digital movie theatre formerly operated by us prior to a sale of assets in May 2011. We have sublet the property to an independent third party and we no longer make payments on such lease; however, we remain the primary obligor.

Brooklyn Borough of New York City	30,500	January 2016	Leased data center facility, for which payment is made by a discontinued subsidiary. We remain the primary obligor on the lease. There is no renewal provision with this lease.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

Gaiam Dispute
In August 2014, we initiated mediation with Gaiam with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the ”MIPA”). On January 13 and 16, 2015, Gaiam and we participated in a two-day mediation to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, we are pursuing our claims against Gaiam through arbitration.
We believe that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to us were consistent with GAAP; (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment; (iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to us and potential losses associated with the non-collection our accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, we believe that significant sections of the financial statements that Gaiam provided to us, both before and after the GVE Acquisition, were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. Our investigation of these issues is ongoing as of the date of this Report on Form 10-K.
We demanded that Gaiam agree to participate in an expedited arbitration before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA (“the Working Capital Arbitration”). We also demanded that Gaiam agree simultaneously to participate in a separate arbitration before the American Arbitration Association (“the AAA Arbitration”) to resolve the parties’ non-working capital disputes. Gaiam initially asserted that the AAA Arbitration should occur prior to the Working Capital Arbitration and refused to proceed with the Working Capital Arbitration until after the AAA Arbitration was completed. Therefore, we commenced legal proceedings against Gaiam to comply with the MIPA and to compel Gaiam to participate in the Working Capital Arbitration without further delay.
By Order dated May 5, 2015, the United States District Court for the Central District of California ordered Gaiam to proceed with the Working Capital Arbitration forthwith. Although Gaiam initially filed an appeal of the Order with the Ninth Circuit, that appeal has been dismissed. The parties are proceeding with the Working Capital Arbitration currently and expect to receive an initial decision on the working capital claims at issue in the Working Capital Arbitration by approximately mid-July 2015. In addition, the parties are proceeding with their respective non-working capital claims in the AAA Arbitration.
The relief requested by us exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and all other appropriate relief including punitive damages. Gaiam has disputed our allegations and asserted its own claims against us, including seeking working capital reimbursement from us of over $6.0 million.
We believe that the claims that we have asserted against Gaiam in the Working Capital Arbitration and the AAA Arbitration have merit, and we intend to pursue our claims vigorously. Conversely, we believe that Gaiam’s claims are without merit. At this early stage, there can be no assurance as to the likelihood of success on the merits.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2015		2014
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$2.97	$2.32	$1.63	$1.40
July 1 – September 30	$2.55	$1.52	$1.54	$1.36
October 1 – December 31	$1.97	$1.39	$2.31	$1.46
January 1 – March 31	$1.72	$1.44	$3.19	$2.05
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on June 22, 2015 was $0.88 per share. As of June 22, 2015, there were 81 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

No shares of Class B Common Stock are currently outstanding. On September 13, 2012, we amended our Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors. The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 of cumulative dividends in arrears on the Preferred Stock at March 31, 2015.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2015.

On April 29, 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035. We used $11.4 million of the net proceeds from the Convertible Notes issuance to enter into a forward stock purchase transaction to acquire approximately 11.8 million shares of our Class A common stock for settlement at any time prior to the fifth anniversary of the issuance date of the Convertible Notes and approximately $2.6 million to repurchase approximately 2.7 million shares of our Class A common stock from certain purchasers of the Convertible Notes in privately negotiated transactions on April 30, 2015.

The shares to be purchased under the forward stock purchase transaction will be treated as retired for certain accounting purposes, beginning with the financial statements for the quarter ending June 30, 2015, but will remain outstanding for corporate law purposes, including for purposes of any future stockholder votes, until the forward stock purchase transaction is settled and such shares are delivered to the Company to be retired to treasury.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2015	2014	2013	2012	2011
Revenues	$105,484	$104,328	$81,092	$68,363	$54,225
Direct operating (exclusive of depreciation and amortization shown below)	30,109	28,920	8,515	3,468	2,327
Selling, general and administrative	32,402	26,333	20,805	13,625	10,904
(Benefit) provision for doubtful accounts	(206)	394	478	459	117
Restructuring, transition and acquisitions expenses, net	2,638	1,533	857	1,811	1,403
Goodwill impairment	6,000	—	—	—	—
Depreciation and amortization of property and equipment	37,519	37,289	36,359	35,715	31,771
Amortization of intangible assets	5,864	3,473	1,538	278	315
Total operating expenses	114,326	97,942	68,552	55,356	46,837
(Loss) income from operations	(8,842)	6,386	12,540	13,007	7,388

Interest income	101	98	48	140	154
Interest expense	(19,899)	(19,755)	(28,314)	(29,899)	(26,991)
Debt prepayment fees	—	—	(3,725)	—	—
Loss on extinguishment of notes payable	—	—	(7,905)	—	(4,448)
(Loss) income on investment in non-consolidated entity	—	(1,812)	322	(510)	—
Other income (expense), net	105	444	654	912	(419)
Change in fair value of warrant liability	—	—	—	—	3,142
Change in fair value of interest rate derivatives	(441)	679	1,231	200	(1,326)
Loss from continuing operations before benefit from income taxes	(28,976)	(13,960)	(25,149)	(16,150)	(22,500)
Benefit from income taxes	—	—	4,944	—	—
Loss from continuing operations	(28,976)	(13,960)	(20,205)	(16,150)	(22,500)
Income (loss) from discontinued operations	100	(11,904)	(861)	(3,194)	(7,358)
(Loss) gain on sale of discontinued operations	(3,293)	—	—	(3,696)	622
Net loss	(32,169)	(25,864)	(21,066)	(23,040)	(29,236)
Net loss attributable to noncontrolling interest	861	—	—	—	—
Net loss attributable to Cinedigm Corp.	(31,308)	(25,864)	(21,066)	(23,040)	(29,236)
Preferred stock dividends	(356)	(356)	(356)	(356)	(394)
Net loss attributable to common shareholders	$(31,664)	$(26,220)	$(21,422)	$(23,396)	$(29,630)
Basic and diluted net loss per share from continuing operations	$(0.37)	$(0.25)	$(0.43)	$(0.46)	$(0.74)
Shares used in computing basic and diluted net loss per share (1)	76,785,351	57,084,319	47,517,167	36,259,036	30,794,102

(1)
For all periods presented, we incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2015	2014	2013	2012	2011
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$25,750	$56,966	$20,199	$33,071	$22,979
Working (deficit) capital	$(30,871)	$(5,002)	$(17,497)	$2,755	$2,110
Total assets	$279,705	$345,998	$281,459	$287,517	$292,997
Notes payable, non-recourse	$157,298	$198,604	$237,909	$170,989	$192,554
Total stockholders' (deficit) equity of Cinedigm Corp.	$(18,959)	$10,227	$(17,314)	$(11,473)	$1,787
Other Financial Data:
Net cash provided by operating activities	$9,211	$39,594	$29,369	$39,938	$30,075
Net cash provided by (used in) investing activities	$1,197	$(52,009)	$(4,250)	$(17,315)	$(41,067)
Net cash (used in) provided by financing activities	$(41,624)	$49,182	$(29,514)	$(15,528)	$12,646

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this document.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Discovery Networks, National Geographic and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD"), and (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States, and in Australia and New Zealand. Our Services segment provides fee based support to over 12,000 movie screens in our Phase I Deployment, Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2015, we had approximately $157.5 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $47.5 million of outstanding debt principal, as of March 31, 2015 that is attributable to our Content & Entertainment and Corporate segments.

The following organizational chart provides a graphic representation of our business and our four reporting segments:

Cinedigm
Phase I Deployment
Phase II Deployment
Services
Content & Entertainment
Phase 1 DC
Phase 2 DC
Digital Cinema Services
Home Entertainment
OTT Channels
CDFI
Holdings
Phase 2 B/AIX

We have incurred consolidated net losses of $32.2 million, $25.9 million and $21.1 million for the fiscal years ended March 31, 2015, 2014 and 2013 respectively, and we have an accumulated deficit of $300.4 million as of March 31, 2015. Included in our consolidated net losses were net restructuring, transition and acquisition expenses of $2.6 million, $1.5 million and $0.9 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, and a goodwill impairment charge of $6.0 million in the fiscal year ended March 31, 2015. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2016 and beyond. In addition and as discussed further in Management's Discussion and Analysis - Liquidity and Capital Resources, on April 29, 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035. We used $18.6 million of the net proceeds from the offering to repay borrowings and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. We also repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to a forward purchase contract that may be settled at any time prior to the fifth anniversary of the issuance of the Convertible Notes.

We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at March 31, 2015, expected cash flows from operations, and the net proceeds from the April 2015 offering of Convertible Notes we believe that we have the ability to meet our obligations through at least June 30, 2016. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2015 and 2014, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on our property and equipment.

FAIR VALUE ESTIMATES

Goodwill and Intangible and Long-Lived Assets

We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct influence on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the assets and the expected costs to extinguish the liabilities. Such estimates are inherently difficult and subjective and can have a material influence on our consolidated financial statements.

We use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

We evaluate our goodwill annually for impairment or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that the conclusion regarding whether goodwill is impaired could change and result in future goodwill impairment charges that could have a material effect on our consolidated financial position or results of operations.

When testing goodwill for impairment we are permitted to make a qualitative assessment of whether goodwill is impaired, or choose to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If we perform a qualitative assessment and conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if we conclude otherwise, we are then required to perform the first step of the two-step impairment test.

During the annual testing of goodwill for impairment in the fourth quarter of the fiscal year ended March 31, 2015, we performed the quantitative assessment for our CEG reporting unit, the only reporting unit with goodwill, and determined that the CEG reporting unit had a fair value less than the unit's carrying amount. As a result, we recorded a goodwill impairment charge of $6.0 million in the year ended March 31, 2015. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

The goodwill impairment was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form. As a result, we have shifted our operating focus to devote more resources to our OTT channel business, which we expect to build upon significantly in fiscal years ending March 31, 2016 through 2018. Launching OTT channels requires that we make significant up-front investments to build the infrastructure, acquire content and develop partnerships, in exchange for anticipated revenue streams, which we also took into account in our discounted cash flow analysis. Beyond 2018, however, we expect that increased cash flows from our OTT channel business will more than offset decreases in cash flows from the sale of packaged goods. In addition, we applied a higher discount rate to expected future cash flows, reflecting a higher implied cost of debt financing. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment in estimating expected stock volatility and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.”  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment.

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

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings upon installation and such fees are generally collected upfront upon installation. Our Services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

Our Services segment earns an administrative fee of approximately 5% of Phase I Deployment VPFs collected and earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g. DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Generally, revenues are recognized when content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services. Reserves for sales returns and other allowances are provided based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. Sales returns and allowances are reported net in accounts receivable and as a reduction of revenues.
CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.
Revenue is deferred in cases where a portion or the entire contract amount cannot be recognized as revenue due to non-delivery of services. Such amounts are classified as deferred revenue and are recognized as earned revenue in accordance with our revenue recognition policies described above.

In connection with revenue recognition for CEG, the following are also considered critical accounting policies:

Advances

Advances, which are recorded within prepaid and other current assets within the Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the Consolidated Balance Sheet date.

Participations payable

Royalties owed to studios or content producers under licensing agreements for which we provide content distribution are recorded as liabilities within accounts payable and accrued expenses on the Consolidated Balance Sheet. Expenses that are to be reimbursed to us by such studios or content producers are recorded as a reduction to the liability.

Results of Continuing Operations for the Fiscal Years Ended March 31, 2015 and 2014

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$36,161	$36,309	$(148)	—%
Phase II Deployment	12,347	12,146	201	2%
Services	11,876	12,558	(682)	(5)%
Content & Entertainment	45,100	43,315	1,785	4%
	$105,484	$104,328	$1,156	1%

Revenues in our Phase I and Phase II Deployment businesses increased slightly compared to the prior year as total VPFs, the number of Systems deployed, wide-release titles and screen utilization rates, which is the ratio of active screens displaying content versus total installed screens, were consistent with the prior fiscal year.

Revenue generated by our Services segment decreased primarily due to an expected reduction of revenues earned from activation fees. We deployed Systems in Australia and New Zealand in the fiscal year ended March 31, 2014, which contributed $0.9 million of non-recurring activation fee revenue to the prior year.

Revenues at our CEG business increased, reflecting the full year contribution of our October 2013 acquisition of GVE, compared to five months of revenue from the GVE Acquisition included in the prior year period. Offsetting the increase in revenue were higher than anticipated returns of DVDs and Blu-ray discs in the current year in connection with our integration of GVE, as we transferred to a new physical goods replication, distribution and fulfillment partner. In addition, we terminated several non-profitable customer contracts during the third fiscal quarter of 2015 and experienced delays in signing certain new movie co-production partnerships that are now expected to contribute to revenue in the fiscal year ending March 31, 2016. Furthermore, as discussed in Item 3 - Legal Proceedings, certain issues arising in connection with the GVE Acquisition negatively impacted our sales in the current fiscal year. Our CEG business continued to be impacted by changes in consumer behavior, particularly declining in-store purchasing of packaged entertainment products and reduced retail shelf space allotted thereto.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$970	$766	$204	27%
Phase II Deployment	485	610	(125)	(20)%
Services	58	380	(322)	(85)%
Content & Entertainment	28,596	27,164	1,432	5%
	$30,109	$28,920	$1,189	4%
Direct operating expenses were comparable to the prior year period; although the fiscal year ended March 31, 2015 includes a full year of direct operating expense from the GVE Acquisition, compared to five months in the prior fiscal year. In the fiscal year ended March 31, 2015, we recognized charges of approximately $2.8 million to accelerate expensing of certain advances based upon revised estimates of projected revenue for certain products. In addition, we had higher than anticipated expenses related to our transition to a new physical goods replication, distribution and fulfillment partner in connection with the GVE Acquisition. These increases were offset by reduced upfront theatrical releasing, marketing and acquisitions costs of $2.6 million as CEG released four movies during the current fiscal year compared to 14 releases in the prior fiscal year.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$464	$328	$136	41%
Phase II Deployment	130	279	(149)	(53)%
Services	744	765	(21)	(3)%
Content & Entertainment	18,736	14,448	4,288	30%
Corporate	12,328	10,513	1,815	17%
	$32,402	$26,333	$6,069	23%

Selling, general and administrative expenses increased compared to the prior year, primarily reflecting the full year contribution of the GVE Acquisition in the Content & Entertainment segment, which contributed five months to such operating expenses in the prior year period. Expenses incurred in connection with expanding our OTT business also contributed to the increase compared to the prior year period. Professional fees in our Corporate operations increased $1.7 million, related to the Gaiam litigation, incremental costs related to Sarbanes-Oxley compliance and a financial systems conversion.

Restructuring, Transition and Acquisitions Expenses, Net

Restructuring, transition and acquisitions expense, net were $2.6 million for the fiscal year ended March 31, 2015, which reflect the continued integration of GVE and an ongoing alignment of resources Content & Entertainment business. In the March 31, 2014 fiscal year, we recorded restructuring, transition and acquisitions expenses, net of $1.5 million, primarily related professional fees, workforce reduction and integration related to our GVE Acquisition, which was offset by a $3.4 million reduction in contingent liabilities recorded in connection with our acquisition of New Video Group.

Goodwill Impairment

In the fourth quarter of the year ended March 31, 2015, we recorded a goodwill impairment charge of $6.0 million. Goodwill impairment was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form. As a result, we have shifted our operating focus to devote more resources to our OTT channel business, which we expect to build upon significantly in fiscal years ending March 31, 2016 through 2018. Launching OTT channels requires that we make significant up-front investments to build the infrastructure, acquire content and develop partnerships, in exchange for anticipated revenue streams, which we also took into account in our discounted cash flow analysis. Beyond 2018, however, we expect that increased cash flows from our OTT channel business will more than offset decreases in cash flows from the sale of packaged goods. In addition, we applied a higher discount rate to expected future cash flows, reflecting a higher implied cost of debt financing.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$28,550	$28,549	$1	—%
Phase II Deployment	7,523	7,523	—	—%
Services	177	214	(37)	(17)%
Content & Entertainment	219	210	9	4%
Corporate	1,050	793	257	32%
	$37,519	$37,289	$230	1%
Depreciation and amortization expense was consistent with the prior fiscal year, as we have not added substantially to our property and equipment balances. Depreciation and amortization expense increased at Corporate for certain leasehold improvements made to our California offices and equipment acquired under capital lease arrangements.

Amortization of intangible assets

Amortization of intangible assets increased to $5.9 million for the fiscal year ended March 31, 2015 compared to $3.5 million in the prior fiscal year, reflecting a full year of amortization expense related to the finite-lives intangible assets recognized in connection with the GVE Acquisition, the valuation of which were finalized during the three months ended March 31, 2014.

Interest expense

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$13,585	$15,051	$(1,466)	(10)%
Phase II Deployment	1,610	1,976	(366)	(19)%
Corporate	4,704	2,728	1,976	72%
	$19,899	$19,755	$144	1%
We made principal payments of $58.4 million on our long-term debt arrangements and had borrowings under our revolving credit facility of $18.2 million in the year ended March 31, 2015.
Interest expense reported by our Phase I and Phase II Deployment segments decreased as a result of reduced debt balances compared to the prior period. The 2013 Term Loans, which are repaid from free cash flow, were charged at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor in the fiscal year ended March 31, 2015, compared to the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor in the prior year. Interest expense related to the KBC Facilities decreased due to a reduction of outstanding principal. The Prospect Loan bears interest rate of 13.5%, which includes a rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, payable in cash, and a rate of 2.5% paid-in-kind, which is added to the principal balance of the loan. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.
Interest expense at Corporate increased during the fiscal year ended March 31, 2015, primarily as a result of higher borrowings under our revolving credit facility. In addition, the interest rate on the Cinedigm Term Loans and Cinedigm Revolving Loans increased from a base rate plus 3.0% or the Eurodollar rate plus 4.0%, to a base rate of 5.0% or the Eurodollar rate plus 6.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
Non-cash interest expense was approximately $0.7 million and $0.6 million for the fiscal year ended March 31, 2015 and 2014, respectively.

Change in fair value of interest rate derivatives
The change in fair value of the interest rate derivatives, which we use to minimize our exposure to changes in interest rates, was a loss of approximately $0.4 million and a gain of $0.7 million for the fiscal year ended March 31, 2015 and 2014, respectively.

Discontinued operations

We recognized a loss related to discontinued operations of $3.2 million for the fiscal year ended March 31, 2015, which represents the operating results of Software and a $3.3 million loss that was recorded in connection with the sale of Software. During the fiscal year ended March 31, 2014, we recorded a loss from discontinued operations of $11.9 million, reflecting the operating results of Software, which included an $8.5 million charge for the impairment of goodwill and intangible assets, due to a change in the fair value of its business.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of the Phase I and Phase II Deployment segments) was $47.9 million for the fiscal year ended March 31, 2015, compared to $55.7 million for the fiscal year ended March 31, 2014. Adjusted EBITDA from our non-

deployment businesses was $1.2 million for the fiscal year ended March 31, 2015, compared to $9.5 million for the fiscal year ended March 31, 2014. Lower than expected revenues, which were a result of delayed sales and termination of certain unprofitable customer contracts, and higher than expected returns resulting from our transition to a new replication, distribution and fulfillment partner, contributed to the decrease in the current period. In addition, we experienced changes in consumer and customer behavior, particularly the trend of fewer in-store purchases of physical entertainment products, and a declining amount shelf space reserved for such products. The reconciliation of Adjusted EBITDA for year ended March 31, 2015, also takes into consideration $6.0 million for goodwill impairment and $1.7 million of legal and other compliance related expenses, primarily related to our ongoing litigation with Gaiam, expenses related to enhanced reporting requirements under Sarbanes-Oxley and a financial systems conversion.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We use Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, we believe Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss from continuing operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Fiscal Year Ended March 31,
($ in thousands)	2015	2014
Net loss from continuing operations before benefit from income taxes	$(28,976)	$(13,960)
Add Back:
Depreciation and amortization of property and equipment	37,519	37,289
Amortization of intangible assets	5,864	3,473
Interest expense	19,899	19,755
Interest income	(101)	(98)
Loss on investment in non-consolidated entity	—	1,812
Other income, net	(105)	(444)
Change in fair value of interest rate derivatives	441	(679)
Stock-based compensation and expenses	2,151	2,282
Goodwill impairment	6,000	—
Restructuring, transition and acquisitions expenses	2,638	5,023
Professional fees pertaining to litigation and compliance	1,668	—
Allocated costs attributable to discontinued operations	—	1,214
Loss attributable to noncontrolling interest	861	—
Adjusted EBITDA	$47,859	$55,667

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(36,073)	$(36,072)
Amortization of intangible assets	(46)	(52)
Income from operations	(10,506)	(10,092)
Intersegment services fees earned	—	16
Adjusted EBITDA from non-deployment businesses	$1,234	$9,467

Results of Continuing Operations for the Fiscal Years Ended March 31, 2014 and 2013

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Phase I Deployment	$36,309	$39,646	$(3,337)	(8)%
Phase II Deployment	12,146	12,464	(318)	(3)%
Services	12,558	12,932	(374)	(3)%
Content & Entertainment	43,315	16,050	27,265	170%
	$104,328	$81,092	$23,236	29%
Revenues increased $23.2 million or 29% during the fiscal year ended March 31, 2014 resulting from the organic growth in revenues in Content & Entertainment as well as the GVE Acquisition, partially offset by decreases in Deployment and Services revenues. Phase 1 and Phase 2 Deployment revenues declined by $3.7 million for the fiscal year ended March 31, 2014 as VPFs were reduced due to (i) a reduced releasing calendar in the current fiscal year as compared to the prior fiscal year period as 118 wide titles were released as compared to 135 wide titles in the previous fiscal year; and (ii) constrained booking patterns on many tent-pole and wide studio releases as a crowded release calendar at the peak summer and holiday seasons limited screen space; and (iii) several under-performing blockbuster releases receiving smaller releases than historically common.
In the Services segment, a $0.4 million, or 3%, decrease in revenues was primarily due to (i) the expected reduction in service revenues as the termination of the North American deployment program resulted in $1.3 million of activation fee revenue recognized during the current fiscal year as compared to $3.5 million of activation fees in the prior fiscal year; (ii) reduced VPFs of $4.0 million translating into an approximately $0.4 million reduction in service fees; and (iii) delays in remaining deployments by several international exhibitors to the next fiscal year. These decreases were partially offset by an increase in service fees of $1.2 million due to our international deployment. During the fiscal year ended March 31, 2014, 925 Phase 2 DC Exhibitor-Buyer Structure Systems were installed and 8,904 installed Phase 2 Systems were generating service fees at March 31, 2014 as compared to 7,980 Phase 2 Systems at March 31, 2013. We also service an additional 3,724 screens in its Phase I deployment subsidiary. We expect modest growth in Services as we (i) continue with international servicing and software installations in Australia, New Zealand and Europe during the fiscal year ending March 31, 2015 from our 88 international screen backlog; and (ii) secure additional international servicing customers.

The CEG business expanded by $27.3 million, or 170%, year over year, of which $21.3 million is directly attributed to revenues of GVE earned from October 21, 2013 through the end of our fiscal year. Organic growth was driven by expansion in distribution fees earned from (i) recent acquisitions of physical and digital distribution rights of home entertainment titles; (ii) expanded fee revenue and monetization of our library of close to 50,000 movies and television episodes; and (iii) revenues from theatrical releases that have reached the home entertainment window.

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

Restructuring, Transition and Acquisitions Expenses, Net

Restructuring, transition and acquisitions expenses, net were $1.5 million and $0.9 million for the fiscal years ended March 31, 2014 and 2013, respectively, and include the following:

•
During the fiscal year ended March 31, 2014, we completed a strategic assessment of our resource requirements within our Content & Entertainment reporting segment which, based upon the GVE Acquisition, resulted in a restructuring expense of $1.5 million as a result of workforce reduction and severance and employee-related expenses. Transition expenses of $0.5 million are principally attributed to the integration of GVE. Restructuring expenses were approximately $0.3 million during the fiscal year ended March 31, 2013;

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
Interest expense decreased $8.6 million or 30% due to the interest savings driven by the February 2013 refinancing and the continued repayment of non-recourse and recourse term loan debt as we reduced principal outstanding by $42.0 million during the fiscal year ended March 31, 2014. The 67% increase in interest paid and accrued within the non-recourse Phase I Deployment segment is the result of shifting our corporate debt to non-recourse as part of the February 2013 refinancing. The non-recourse

Phase I deployment debt was refinanced, expanded and combined with the proceeds of the non-recourse Prospect Loan to repay the recourse 2010 Note in our Corporate segment. The 2013 Term Loans are at a rate of LIBOR, plus 275 basis points with a 1.0% LIBOR floor, versus the prior credit agreement rate of LIBOR, plus 350 basis points with a 1.75% LIBOR floor. Interest decreased within the Phase II Deployment segment related to the KBC Facilities due to the reduction of outstanding principal. Phase 2 DC’s non-recourse interest expense is expected to continue to decrease as it did during the fiscal year as we continue to repay the KBC Facilities from free cash flow and the benefit from the resulting reduced debt balance. The decrease in interest paid and accrued within Corporate is related to the recourse note, which was paid off in February 2013. The Prospect Loan carries an interest rate of 13.5%, including a cash rate of LIBOR, plus 9.0% with a 2.0% LIBOR floor, and a PIK rate of 2.5%. Interest on the prior recourse note was 8% PIK Interest and 7% per annum paid in cash. Corporate interest expense during the fiscal year ended March 31, 2014 includes recourse debt from the Cinedigm Term Loans and Cinedigm Revolving Loans and the 2013 Notes. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bear interest at the base rate plus 3.0% or the Eurodollar rate plus 4.0%. Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 1.0%. The 2013 Notes bear interest at 9.0%.
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
Benefit from income taxes

A net benefit from income taxes of $5.0 million was recorded primarily from the acquisition of New Video during the fiscal year ended March 31, 2013. A net deferred tax liability of $5.0 million was recorded upon the New Video Acquisition for the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. As New Video will be included in our consolidated federal and state tax returns, deferred tax liabilities assumed in the New Video Acquisition are able to offset the reversal of our preexisting deferred tax assets. Accordingly, our valuation allowance has been reduced by $5.0 million and recorded as a deferred tax benefit in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2013. We will continue to assess our ability to realize the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

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

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring and transition expenses and certain other items.

Adjusted EBITDA (including the results of the Phase I and Phase II Deployment segments) was $55.7 million for the fiscal year ended March 31, 2014, a decrease of 1% in comparison to $56.4 million for the fiscal year ended March 31, 2013. The approximately $4.0 million reduction in VPFs and service fees during the fiscal year ending March 31, 2014, which are outside of our influence and which all directly reduce Adjusted EBITDA offset the growth in CEG EBITDA deriving from the GVE Acquisition and organic growth. Adjusted EBITDA from non-deployment businesses was $9.5 million during the fiscal year ended March 31, 2014, increasing 59% from $5.9 million for the fiscal year ended March 31, 2014.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We use Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, we believe Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss from continuing operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31,

2018. In May of 2015, the FASB issued an exposure draft to extend the effective date of this standard by one year. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.
In June 2014, the FASB issued an accounting standards update, which provides additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition. The guidance will be effective during our fiscal year ending March 31, 2017. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The guidance will be effective during our fiscal year ending March 31, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued an accounting standards update that amended accounting guidance on consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The update will be effective during tour fiscal year ending March 31, 2017. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In April 2015, the FASB issued an accounting standards update, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This update will be effective during our fiscal year ending March 31, 2017. We are currently evaluating the impact of this accounting standard update on our Consolidated Balance Sheet.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2014 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 142,000 screens worldwide, of which approximately 42,000 of the domestic screens were equipped with digital cinema technology, and 12,628 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into the ancillary distribution markets, as well into the acquisition and distribution of new movie releases, expands our market opportunities, and is expected to be the primary driver of our revenue as the rapidly evolving digital and entertainment landscape creates a significant new opportunity for growth.

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of March 31, 2015, the outstanding principal balance of the KBC Facilities was $27.0 million.

In February 2013, we refinanced our existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and our digital cinema servicing business. As of March 31, 2015, the outstanding principal balance of these non-recourse credit facilities was $129.7 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which $24.3 million of the revolving loans were drawn upon as of March 31, 2015. The Cinedigm Credit Agreement, which further enhances our working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of our media library, acquired in connection with the GVE Acquisition. Additionally, we entered into an agreement providing $5.0 million of financing. As of March 31, 2015, the outstanding principal balance of these recourse credit facilities was $47.5 million.

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035, unless earlier repurchased, redeemed or converted. The net proceeds from the note offering were approximately $60.9 million, after deducting the initial purchaser's discount and estimated offering expenses payable. In connection with the closing of the offering, we used approximately $18.6 million of the net proceeds to repay borrowings under and terminate the term loan under the Cinedigm Credit Agreement. In addition, we used $11.4 million of the net proceeds to enter into a forward stock purchase transaction to acquire approximately 11.8 million shares of our Class A common stock for settlement on or about the fifth year anniversary of the issuance date of the Convertible Notes and approximately $2.6 million to repurchase approximately 2.7 million shares of our Class A common stock from certain purchasers of the Convertible Notes in privately negotiated transactions. We expect to use the remainder of the net proceeds for working capital and general corporate purposes, including development of our OTT channels and applications and possible acquisitions.

As of March 31, 2015, we had negative working capital, defined as current assets less current liabilities, of $30.9 million and cash and cash equivalents and restricted cash totaling $25.8 million.

Our changes in cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2015	2014	2013
Net cash provided by operating activities	$9,211	$39,594	$29,369
Net cash provided by (used in) investing activities	1,197	(52,009)	(4,250)
Net cash (used in) provided by financing activities	(41,624)	49,182	(29,514)
Net (decrease) increase in cash and cash equivalents	$(31,216)	$36,767	$(4,395)

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to remain consistent with the current fiscal year and support non-recourse debt pay-down. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Cash flows associated with our CEG business are highly dependent upon the success and timing of its theatrical and home entertainment releases. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $30.0 million. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

Regularly recurring cash flows from investing activities consist primarily of purchases of property and equipment which amounted to $1.6 million, $1.4 million and $6.5 million in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We also had significant cash flows relating to the acquisition and disposition of businesses in each of the three fiscal years ended March 31, 2015. In the year ended March 31, 2015, we completed the sale of our Software business, for which we were paid $3.0 million in cash. In addition, we received capital contributions of $0.7 million related to the noncontrolling interest in CONtv. For the fiscal years ended March 31, 2014 and 2013, cash used in investing activities reflects our acquisitions of GVE and New Video, Inc., respectively, for which we paid $48.5 million and $3.1 million in cash, respectively.

For the fiscal year ended March 31, 2015, cash flows used in financing activities primarily reflects repayments of notes payable and capital lease obligations, offset by net borrowings under our revolving credit facility. We generated cash from financing activities for the fiscal year ended March 31, 2014, which reflects proceeds from borrowings under the Cinedigm Credit Facility in October 2013 and issuances of Class A Common Stock in July 2013, October 2013 and March 2014, offset by repayments of notes payable.

As discussed above, in April 2015, we raised an aggregate amount of $64.0 million of cash through a private offering of 5.5% Senior Convertible Notes, due April 2035. We used $18.2 million of the proceeds from the offering to pay the remaining outstanding principal balance of the term loan under the Cinedigm Credit Agreement.

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

The following table summarizes our significant contractual obligations as of March 31, 2015:

	Payments Due
Contractual Obligations ($ in thousands)	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Long-term recourse debt (1)	$47,486	$42,486	$—	$5,000	$—
Long-term non-recourse debt (2)	168,658	32,973	53,147	3,411	79,127
Capital lease obligations (3)	5,495	640	1,350	1,280	2,225
Debt-related obligations, principal	$221,639	$76,099	$54,497	$9,691	$81,352

Interest on recourse debt (1)	$1,706	$554	$900	$252	$—
Interest on non-recourse debt (2)	54,493	10,631	18,313	16,844	8,705
Interest on capital leases (3)	3,713	798	1,392	1,024	499
Total interest	$59,912	$11,983	$20,605	$18,120	$9,204
Total debt-related obligations	$281,551	$88,082	$75,102	$27,811	$90,556

Total non-recourse debt including interest	$223,151	$43,604	$71,460	$20,255	$87,832
Operating lease obligations	$7,321	$1,663	$2,457	$2,609	$592

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes, of which $18.2 million was repaid in April of 2015.

(2)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse, with respect to defaults, is limited to the value of the asset that is collateral for the debt. The 2013 Term Loans are not guaranteed by us or our other subsidiaries, other than Phase 1 DC and CDF I, the Prospect Loan is not guaranteed by us or our other subsidiaries, other than Phase 1 DC and DC Holdings and the KBC Facilities are not guaranteed by us or our other subsidiaries, other than Phase 2 DC.

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of March 31, 2015. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings. In addition, as discussed further in Note 2 - Basis of Presentation and Consolidation to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cinedigm Corp.

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, (deficit) equity, and cash flows for each of the years in the three-year period ended March 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cinedigm Corp. and subsidiaries as of March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cinedigm Corp. and subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 30, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cinedigm Corp.

We have audited Cinedigm Corp. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cinedigm Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cinedigm Corp. and subsidiaries as of March 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended March 31, 2015, and our report dated June 30, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
June 30, 2015

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$18,999	$50,215
Accounts receivable, net	59,591	56,863
Inventory	3,210	3,164
Unbilled revenue	5,065	5,144
Prepaid and other current assets	19,950	19,949
Note receivable, current portion	128	112
Assets of discontinued operations, net of current liabilities	—	278
Total current assets	106,943	135,725
Restricted cash	6,751	6,751
Security deposits	156	269
Property and equipment, net	98,561	134,936
Intangible assets, net	31,784	37,639
Goodwill	26,701	25,494
Debt issuance costs, net	7,586	9,279
Accounts receivable, long-term	1,208	1,397
Note receivable, net of current portion	15	99
Assets of discontinued operations, net of current portion	—	5,660
Total assets	$279,705	$357,249

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	March 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$77,147	$83,855
Current portion of notes payable, non-recourse	32,973	33,825
Current portion of notes payable	24,294	19,219
Current portion of capital leases	640	614
Current portion of deferred revenue	2,760	3,214
Total current liabilities	137,814	140,727
Notes payable, non-recourse, net of current portion	124,325	164,779
Notes payable, net of current portion	21,750	23,525
Capital leases, net of current portion	4,855	5,472
Deferred revenue, net of current portion	10,098	12,519
Total liabilities	298,842	347,022
Commitments and contingencies (see Note 8)
Stockholders’ (Deficit) Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2015 and 2014, respectively. Liquidation preference of $3,648	3,559	3,559
Class A common stock, $0.001 par value per share; 210,000,000 and 118,759,000 shares authorized; 77,178,494 and 77,127,054 shares issued and 77,075,614 and 76,520,532 shares outstanding at March 31, 2015 and 2014, respectively	77	76
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 outstanding at March 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	277,984	275,519
Treasury stock, at cost; 51,440 Class A shares	(172)	(172)
Accumulated deficit	(300,350)	(268,686)
Accumulated other comprehensive loss	(57)	(69)
Total stockholders’ (deficit) equity of Cinedigm Corp.	(18,959)	10,227
Deficit attributable to noncontrolling interest	(178)	—
Total (deficit) equity	(19,137)	10,227
Total liabilities and (deficit) equity	$279,705	$357,249

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2015	2014	2013
Revenues	$105,484	$104,328	$81,092
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	30,109	28,920	8,515
Selling, general and administrative	32,402	26,333	20,805
(Benefit) provision for doubtful accounts	(206)	394	478
Restructuring, transition and acquisitions expenses, net	2,638	1,533	857
Goodwill impairment	6,000	—	—
Depreciation and amortization of property and equipment	37,519	37,289	36,359
Amortization of intangible assets	5,864	3,473	1,538
Total operating expenses	114,326	97,942	68,552
(Loss) income from operations	(8,842)	6,386	12,540
Interest income	101	98	48
Interest expense	(19,899)	(19,755)	(28,314)
Debt prepayment fees	—	—	(3,725)
Loss on extinguishment of notes payable	—	—	(7,905)
(Loss) income on investment in non-consolidated entity	—	(1,812)	322
Other income, net	105	444	654
Change in fair value of interest rate derivatives	(441)	679	1,231
Loss from continuing operations before benefit from income taxes	(28,976)	(13,960)	(25,149)
Benefit from income taxes	—	—	4,944
Loss from continuing operations	(28,976)	(13,960)	(20,205)
Income (loss) from discontinued operations	100	(11,904)	(861)
Loss on sale of discontinued operations	(3,293)	—	—
Net loss	(32,169)	(25,864)	(21,066)
Net loss attributable to noncontrolling interest	861	—	—
Net loss attributable to controlling interests	(31,308)	(25,864)	(21,066)
Preferred stock dividends	(356)	(356)	(356)
Net loss attributable to common shareholders	$(31,664)	$(26,220)	$(21,422)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.37)	$(0.25)	$(0.43)
Loss from discontinued operations	(0.04)	(0.21)	(0.02)
Net loss attributable to common shareholders	$(0.41)	$(0.46)	$(0.45)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	76,785,351	57,084,319	47,517,167

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2015	2014	2013
Net loss	$(32,169)	$(25,864)	$(21,066)
Other comprehensive income (loss): foreign exchange translation	12	(69)	—
Comprehensive loss	$(32,157)	$(25,933)	$(21,066)
Less: comprehensive loss attributable to noncontrolling interest	861	—	—
Comprehensive loss attributable to controlling interests	$(31,296)	$(25,933)	$(21,066)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of March 31, 2012	7	$3,357	37,671,487	$38	25,000	$—	(51,440)	$(172)	$206,348	$(221,044)	$—	$(11,473)
Issuance of common stock in connection with the vesting of restricted stock	—	—	94,318	—	—	—	—	—	(9)	—	—	(9)
Issuance of common stock for the services of Directors	—	—	223,332	—	—	—	—	—	300	—	—	300
Issuance of common stock in connection with April 2012 offering	—	—	7,857,143	8	—	—	—	—	10,992	—	—	11,000
Issuance of common stock in connection with acquisition of New Video Group	—	—	2,525,417	2	—	—	—	—	3,430	—	—	3,432
Conversion of Class B common stock to Class A common stock	—	—	25,000	—	(25,000)	—	—	—	—	—	—	—
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(1,121)	—	—	(1,121)
Stock-based compensation	—	—	—	—	—	—	—	—	1,979	—	—	1,979
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(356)	—	(356)
Accretion of preferred stock dividends	—	109	—	—	—	—	—	—	(109)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(21,066)	—	(21,066)
Balances as of March 31, 2013	7	$3,466	48,396,697	$48	—	$—	(51,440)	$(172)	$221,810	$(242,466)	$—	$(17,314)

See accompanying notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of March 31, 2013	7	$3,466	48,396,697	$48	—	$—	(51,440)	$(172)	$221,810	$(242,466)	$—	$(17,314)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(69)	(69)
Issuance of common stock in connection with the exercise of warrants and stock options	—	—	152,261	—	—	—	—	—	8	—	—	8
Issuance of common stock for professional services of third parties	—	—	91,071	—	—	—	—	—	129	—	—	129
Issuance of common stock in connection with the vesting of restricted stock	—	—	15,944	—	—	—	—	—	—	—	—	—
Shares issued to employee	—	—	90,000	—	—	—	—	—	—	—	—	—
Issuance of common stock for the services of Directors	—	—	211,307	—	—	—	—	—	295	—	—	295
Issuance of warrants	—	—	—	—	—	—	—	—	1,598	—	—	1,598
Exercise of warrants	—	—	215,176	1	—	—	—	—	364	—	—	365
Issuance of common stock in connection with public offerings	—	—	27,233,395	27	—	—	—	—	51,184	—	—	51,211
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(2,094)	—	—	(2,094)
Stock-based compensation	—	—	—	—	—	—	—	—	2,051	—	—	2,051
Preferred stock dividends	—	—	166,121	—	—	—	—	—	267	(356)	—	(89)
Accretion of preferred stock dividends	—	93	—	—	—	—	—	—	(93)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(25,864)	—	(25,864)
Balances as of March 31, 2014	7	$3,559	76,571,972	$76	—	$—	(51,440)	$(172)	$275,519	$(268,686)	$(69)	$10,227

See accompanying notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Non-controlling	Total (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2014	7	$3,559	76,571,972	$76	—	$—	(51,440)	$(172)	$275,519	$(268,686)	$(69)	$10,227	$—	$10,227
Comprehensive income	—	—	—	—	—	—	—	—	—	—	12	12	—	12
Cashless exercise of stock options	—	—	47,112	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services of third parties	—	—	212,187	1	—	—	—	—	429	—	—	430	—	430
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(87)	—	—	(87)	—	(87)
Stock-based compensation	—	—	167,785	—	—	—	—	—	1,767	—	—	1,767	—	1,767
Preferred stock dividends	—	—	179,438	—	—	—	—	—	356	(356)	—	—	—	—
Contribution by noncontrolling interest owner	—	—	—	—	—	—	—	—	—	—	—	—	683	683
Net loss	—	—	—	—	—	—	—	—	—	(31,308)	—	(31,308)	(861)	(32,169)
Balances as of March 31, 2015	7	$3,559	77,178,494	$77	—	$—	(51,440)	$(172)	$277,984	$(300,350)	$(57)	$(18,959)	$(178)	$(19,137)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(32,169)	$(25,864)	$(21,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	3,293	—	—
Depreciation and amortization of property and equipment and amortization of intangible assets	43,383	41,015	38,063
Goodwill impairment	6,000	—	—
Impairment related to discontinued operations	—	8,470	—
Amortization of capitalized software costs	—	942	1,165
Amortization of debt issuance costs included in interest expense	1,843	1,378	2,120
(Benefit) provision for doubtful accounts	(206)	1,329	490
Provision for inventory reserve	100	400	—
Change in fair value of contingent consideration for business combination	—	(3,490)	—
Stock-based compensation and expenses	2,197	2,514	2,279
Change in fair value of interest rate derivatives	441	(679)	(1,231)
Accretion and PIK interest expense added to note payable	2,399	2,335	9,153
Loss on extinguishment of notes payable	—	—	7,905
Loss (income) on investment in non-consolidated entity	—	1,812	(322)
Benefit from deferred income taxes	—	—	(5,019)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,317)	(12,979)	860
Inventory	(146)	(1,213)	(127)
Unbilled revenue	542	4,530	(2,403)
Prepaid expenses and other assets	1,183	5,820	(5,008)
Accounts payable, accrued expenses and other liabilities	(14,510)	10,938	3,122
Deferred revenue	(2,822)	2,336	(612)
Net cash provided by operating activities	9,211	39,594	29,369
Cash flows from investing activities:
Net proceeds from disposal of business	2,950	—	—
Purchases of businesses, net of cash acquired of $6,873 in 2013	—	(48,500)	(3,127)
Contributions from noncontrolling interest	683	—	—
Purchases of property and equipment	(1,571)	(1,356)	(6,476)
Purchases of intangible assets	(10)	(9)	(32)
Additions to capitalized software costs	(855)	(2,144)	(3,092)
Sales/maturities of restricted available-for-sale investments	—	—	9,477
Restricted cash	—	—	(1,000)
Net cash provided by (used in) investing activities	1,197	(52,009)	(4,250)
Cash flows from financing activities:
Payments of notes payable	(58,367)	(45,955)	(232,507)
Proceeds from notes payable	18,150	49,400	199,118
Debt issuance costs	(729)	(2,435)	(5,853)
Principal payments on capital leases	(591)	(318)	(151)
Proceeds from the issuance of Class A common stock in connection with the exercise of stock options and warrants	—	372	—
Proceeds from issuance of Class A common stock	—	50,212	11,000
Costs associated with issuance of Class A common stock	(87)	(2,094)	(1,121)
Net cash (used in) provided by financing activities	(41,624)	49,182	(29,514)
Net change in cash and cash equivalents	(31,216)	36,767	(4,395)
Cash and cash equivalents at beginning of year	50,215	13,448	17,843
Cash and cash equivalents at end of year	$18,999	$50,215	$13,448
See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). We are (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to close to 50,000 titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a leading servicer of digital cinema assets in over 12,000 movie screens in both North America and several international countries.

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States, and in Australia and New Zealand. Our Services segment provides fee based support to over 12,000 movie screens in our Phase I Deployment, Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of March 31, 2015, we had approximately $157.5 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $47.5 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. We also repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million. In addition, $11.4 million of the net proceeds was used to to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to a forward purchase contract that may be settled at any time prior to the fifth anniversary of the issuance of the Convertible Notes. The remainder of the net proceeds of approximately $28.2 million is expected to be used for working capital and general corporate purposes (see Note 15 - Subsequent Events).

Gaiam Acquisition

On October 21, 2013, our CEG segment acquired a division of Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels ("GVE" or the “GVE Acquisition”). The aggregate purchase price for the GVE acquisition was $51.5 million, subject to a working capital adjustment, with (i) $47.5 million paid in cash and 666,978 shares of Class A Common Stock valued at $1.0 million issued upon the closing of the GVE Acquisition, and (ii) $3.0 million to be paid on a deferred basis, of which $1.0 million was paid and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. The working capital adjustment related to the purchase price of the GVE Acquisition has not yet been finalized and, among other things, is the subject of an arbitration proceeding pending between us and Gaiam (see Note 8 - Commitments and Contingencies). Upon the closing of the GVE Acquisition, GVE became part of our Content & Entertainment segment.

During the fiscal year ended March 31, 2015, measurement period adjustments were made to the purchase price allocation of the GVE Acquisition. During the three months ended June 30, 2014, we wrote-off $2.5 million of unrecoverable advances acquired in connection with the GVE Acquisition. Furthermore, during the three months ended September 30, 2014, we increased our estimate of the liabilities that were assumed in connection with the GVE Acquisition due to information that was communicated to us after the conclusion of our transition services agreement with Gaiam, but existed prior to the acquisition. As a result, we increased accounts payable and accrued expenses by $4.8 million. If these items had been identified as of March 31, 2014, reported amounts of prepaid and other current assets, accounts payable and accrued expenses and goodwill would have been $6.2 million, $77.4 million and $32.7 million, respectively, on our Consolidated Balance Sheet.

The purchase price has been allocated to the identifiable net assets acquired as of the date of acquisition as follows:

(In thousands)	Net Assets Acquired
Accounts receivable	$15,524
Inventory	2,224
Advances	7,698
Other assets	152
Content library	17,211
Supplier contracts and relationships	11,691
Goodwill	16,952
Total assets acquired	71,452
Total liabilities assumed	(19,952)
Total net assets acquired	$51,500
We have estimated the useful life of the content library and supplier contracts and relationships to be six years and eight years, respectively.
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
Unaudited Pro forma Information Related to the Acquisition of GVE
The following consolidated unaudited pro forma summary information for the fiscal years ended March 31, 2014 and 2013 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2014 and 2013 to give effect to the GVE Acquisition as if it had occurred at April 1, 2012. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the GVE Acquisition, nor does the pro forma reflect additional revenue opportunities following the GVE Acquisition.

	For the Fiscal Years Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenue	$124,914	$131,884
Loss from continuing operations	(13,478)	$(9,387)
Net loss	$(25,382)	$(10,248)

Net loss per share to common shareholders (basic and diluted)	$(0.44)	$(0.22)

Sale of Software
During the fiscal year ended March 31, 2014, we made the strategic decision to discontinue and exit our software business and therefore executed a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), our direct, wholly owned subsidiary, in order to focus on theatrical releasing, physical and digital distribution of aggregated content and servicing our existing digital cinema business. Furthermore, we believed that Software, which was previously included in our Services segment, no longer complemented our businesses. As a result, Software has been reclassified as discontinued operations for all periods presented. On September 23, 2014, we completed the sale of Software to a third party and recognized a loss on sale of $3.3 million for the year ended March 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of Cinedigm, Cinedigm Entertainment Corp. (“CEC”) f/k/a New Video Group, Inc. ("New Video"), Cinedigm Home Entertainment Corp ("CEH"), CONtv, LLC (“CONtv”), Docurama, LLC, Dove Family Channel, LLC, Vistachiara Productions, Inc. f/k/a The Bigger Picture, currently d/b/a Cinedigm's Content and Entertainment Group ("CEG"), Christie/AIX, Inc. ("C/AIX") d/b/a Cinedigm Digital Cinema (“Phase 1 DC”), Cinedigm Digital Funding I, LLC (“CDF I”), Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”), Access Digital Cinema Phase 2 B/AIX Corp. (“Phase 2 B/AIX”), Cinedigm Digital Cinema Australia Pty Ltd, Cinedigm DC Holdings LLC ("DC Holdings"), Access Digital Media, Inc. (“AccessDM”), and ADM Cinema Corporation (“ADM Cinema”) d/b/a the Pavilion Theatre (certain assets and liabilities of which were sold in May 2011). Cinedigm's Content and Entertainment Group, CEC and CHE are together referred to as CEG. All intercompany transactions and balances have been eliminated in consolidation.

Investments in which we do not have a controlling interest or are not the primary beneficiary, but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded net of tax as net income (loss) attributable to noncontrolling interest. See Note 5 - Other Interests to the Consolidated Financial Statements for a discussion of our noncontrolling interests.

We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have incurred net losses historically and have an accumulated deficit of $300.4 million as of March 31, 2015. We also have significant contractual obligations related to our recourse and non-recourse debt for the fiscal year ending March 31, 2016 and beyond. We may continue to generate net losses for the foreseeable future. Based on our cash position at March 31, 2015, expected cash flows from operations and the issuance of Convertible Notes in April 2015 (see Note 15 - Subsequent Events), we believe that we have the ability to meet our obligations through at least June 30, 2016. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes and estimates related to reserves. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” We maintain bank accounts with major banks, which, from time to time, may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal.

ACCOUNTS RECEIVABLE

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Our Content & Entertainment segment recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. We base the amount of the returns allowance and customer chargebacks upon historical experience and future expectations.

We record Accounts receivable, long-term in connection with activation fees that we earn from Systems deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rates.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date.

INVENTORY

Inventory consists of finished goods of Company owned physical DVD and Blu-ray Disc titles and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on their sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

RESTRICTED CASH

We have debt obligations that require us to maintain specified cash balances, which are restricted to repayment of interest. In connection with our 2013 Term Loans and Prospect Loan (see Note 6 - Notes Payable), we maintain the following restricted cash balances:

	As of March 31,
(In thousands)	2015	2014
Reserve account related to the 2013 Term Loans (See Note 6 - Notes Payable)	$5,751	$5,751
Reserve account related to the Prospect Loan (See Note 6 - Notes Payable)	1,000	1,000
Restricted cash	$6,751	$6,751

DEFERRED COSTS

Deferred costs primarily consist of unamortized debt issuance costs related to the 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement (see Note 6 - Notes Payable), which are principally amortized under the effective interest rate method over the terms of the respective debt.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' equity/deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into three separate interest rate swap agreements (the “Interest Rate Swaps”), which matured in June 2013, to limit our exposure to changes in interest rates related to our 2013 Term Loans. In addition, we entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013 to limit our exposure to interest rates related to our 2013 Term Loans and Prospect Loan. The interest rate caps on the 2013 Term Loans and Prospect Loan mature in March of 2016 and 2018, respectively. We have not sought hedge accounting treatment for these instruments and therefore, changes in the value of our Interest Rate Swaps and caps were recorded in the Consolidated Statements of Operations.

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	208	—	208
	$6,751	$208	$—	$6,959

	As of March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	787	—	787
	$6,751	$787	$—	$7,538

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the Consolidated Balance Sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At March 31, 2015 and 2014, the estimated fair value of our fixed rate debt was $32.4 million and $74.6 million, respectively, compared to its carrying amounts of $31.6 million and $72.0 million, respectively. At March 31, 2015 and 2014, the estimated fair value of our variable rate debt was $170.2 million and $172.1 million, respectively, compared to a carrying amount of $171.8 million and $169.4 million. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the fiscal years ended March 31, 2015 and 2014, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to its operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

We apply the applicable accounting guidance when testing goodwill for impairment, which permits us to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If we perform a qualitative assessment and conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if we conclude otherwise, we are required to perform the first step of the two-step impairment test.

We have the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period.

For reporting units where we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we decide to perform a quantitative testing approach in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses we operates and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by us.

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

During the annual testing of goodwill for impairment in the fourth quarter of the fiscal year ended March 31, 2015, we performed the quantitative assessment for our CEG reporting unit, the only reporting unit with goodwill, and determined that the CEG reporting unit had a fair value less than the unit's carrying amount. As a result, we recorded a goodwill impairment charge of $6.0 million in the year ended March 31, 2015. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the annual impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on a 5-year internal projection of adjusted EBITDA for the Content & Entertainment reporting unit. We assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of 40%.

The goodwill impairment was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form. As a result, we have shifted our operating focus to devote more resources to our OTT channel business, which we expect to build upon significantly in fiscal years ending March 31, 2016 through 2018. Launching OTT channels requires that we make significant up-front investments to acquire content, build the infrastructure and develop partnerships, in exchange for anticipated revenue streams, which we also took into account in our discounted cash flow analysis. Beyond 2018, however, we expect that increased cash flows from our OTT channel business will more than offset decreases in cash flows from the sale of packaged goods. In addition, we applied a higher discount rate to expected future cash flows, reflecting a higher implied cost of debt financing. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

Information related to the goodwill allocated to our Content & Entertainment segment is as follows:

(In thousands)	Goodwill
As of March 31, 2013	$8,542
Goodwill resulting from the GVE Acquisition	16,952
As of March 31, 2014	25,494
Goodwill resulting from measurement period adjustments to the GVE Acquisition	7,207
Goodwill impairment	(6,000)
As of March 31, 2015	$26,701

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment losses	(6,000)
Net goodwill at March 31, 2015	$26,701

Total goodwill recorded in connection with the GVE Acquisition was $24.2 million, all of which is deductible for tax purposes.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.”  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment.

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

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings (See Note 5 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

Our Services segment earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is recognized in the period in which the billing of VPFs occurs, as performance obligations have been substantially met at that time.

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, VOD, and physical goods (e.g. DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Generally, revenues are recognized when content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services. Reserves for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. Sales returns and allowances are reported as a reduction of revenues.

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, marketing and direct personnel costs.

PARTICIPATIONS AND ROYALTIES PAYABLE

We record liabilities within accounts payable and accrued expenses on the Consolidated Balance Sheet, that represent amounts owed to studios or content producers for which we provides content distribution services for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers. At March 31, 2015 and 2014, participations payable were $37.8 million and $37.8 million, respectively.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2015, 2014 and 2013, we recorded advertising costs of $0.1 million, $0.1 million and $0.1 million, respectively.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2015	2014	2013
Direct operating	$17	$22	$15
Selling, general and administrative	2,134	2,260	2,029
Total stock-based compensation expense	$2,151	$2,282	$2,044

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2015, 2014 and 2013 was $2.04, $0.90 and $0.88, respectively. There were 141,000 and 106,951 stock options exercised during the fiscal years ended March 31, 2015 and 2014, respectively. There were no exercises of stock options during the fiscal year ended March 31, 2013.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Fiscal Year Ended March 31,
Assumptions for Option Grants	2015	2014	2013
Range of risk-free interest rates	1.4% - 1.8%	0.7 - 1.6%	0.6 - 0.9%
Dividend yield	—	—	—
Expected life (years)	5	5	5
Range of expected volatilities	70.4% - 72.1%	72.6- 73.7%	74.5 - 76.2%

The risk-free interest rate used in the Black-Scholes option-pricing model for options granted under our stock option plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives. We do not currently anticipate paying any cash dividends on Class A common stock in the foreseeable future. As a result, an expected dividend yield of zero is used in the Black-Scholes option-pricing model. We estimate the expected life of options granted under our stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options. We estimate expected volatility for options granted under our stock option plans based on a measure of our Class A common stock's historical volatility in the trading market.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common shareholders =	Net loss attributable to common shareholders
Weighted average number of common stock shares outstanding during the period

Loss per share from continuing operations is calculated similarly to basic and diluted loss per common share attributable to common shareholders, except that it uses loss from continuing operations in the numerator and takes into account the net loss attributable to noncontrolling interest.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for each of the fiscal years ended March 31, 2015, 2014 and 2013 and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 28,696,045 shares, 28,601,920 shares and 23,594,108 shares were excluded from the computation of earnings per share for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2015 and 2014, our comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2018. In May of 2015, the FASB issued an exposure draft to extend the effective date of this standard by one year. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update, which provides additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition. The guidance will be effective during our fiscal year ending March 31, 2017. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements. The standards update may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The guidance will be effective during our fiscal year ending March 31, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued an accounting standards update, which amended accounting guidance on consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The update will be effective during our fiscal year ending March 31, 2017. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In April 2015, the FASB issued an accounting standards update, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This update will be effective during our fiscal year ending March 31, 2017. We are currently evaluating the impact of this accounting standard update on our consolidated balance sheet.

3.	DISCONTINUED OPERATIONS

Discontinued operations are primarily comprised of the operations of Software. On September 23, 2014, we completed the sale of Software to a third party for cash consideration of $3.0 million and recognized a loss on sale of $3.3 million for the year ended March 31, 2015. There is no tax provision or benefit related to any of the discontinued operations.

The assets and liabilities of discontinued operations were comprised of the following:

As of
(In thousands)	March 31, 2014
Current assets of discontinued operations:
Accounts receivable, net	$1,835
Unbilled revenue	534
Prepaid and other current assets	11
Total current assets of discontinued operations	2,380

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	668
Deferred revenue	1,434
Total current liabilities of discontinued operations	2,102

Current assets of discontinued operations, net of current liabilities	$278

Property and equipment, net	$474
Capitalized software, net	4,862
Unbilled revenue, net of current portion	324
Assets of discontinued operations, net of current portion	$5,660

The results of Software have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2015	2014	2013
Revenues	$1,968	$4,138	$7,046
Costs and Expenses:
Direct operating (exclusive of depreciation and amortization shown below)	326	1,997	4,071
Selling, general and administrative	1,435	4,318	3,330
Provision for doubtful accounts	—	935	196
Research and development	14	79	144
Impairment of goodwill and capitalized software	—	8,470	—
Depreciation of property and equipment	—	235	139
Amortization of intangible assets	—	18	27
Total operating expenses	1,775	16,052	7,907
Income (loss) from operations	193	(11,914)	(861)
Interest income	—	10	2
Other expense, net	(93)	—	(2)
Income (loss) from discontinued operations	$100	$(11,904)	$(861)

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2015	2014
Trade receivables	$60,188	$57,761
Allowance for doubtful accounts	(597)	(898)
Total accounts receivable, net	$59,591	$56,863

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2015	2014
Non-trade accounts receivable, net	$4,271	$4,572
Advances	12,551	13,201
Due from producers	1,580	1,094
Prepaid insurance	207	105
Other prepaid expenses	1,341	977
Total prepaid and other current assets	$19,950	$19,949

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2015	2014
Leasehold improvements	$821	$638
Computer equipment and software	9,590	8,817
Digital cinema projection systems	360,744	360,651
Machinery and equipment	546	449
Furniture and fixtures	380	387
	372,081	370,942
Less - accumulated depreciation and amortization	(273,520)	(236,006)
Total property and equipment, net	$98,561	$134,936

Total depreciation and amortization of property and equipment was $37.5 million, $37.3 million and $36.4 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Amortization of capital leases included in depreciation and amortization of property and equipment was $0.8 million, $0.6 million and $0.2 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$105	$(92)	$13	3
Customer relationships and contracts	21,968	(4,942)	17,026	3-15
Theatre relationships	550	(298)	252	10-12
Covenants not to compete	508	(508)	—	3-5
Content library	19,767	(5,679)	14,088	5-6
Favorable lease agreement	1,193	(788)	405	4
	$44,091	$(12,307)	$31,784

	As of March 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$111	$(99)	$12	3
Corporate trade names	134	(134)	—	2-10
Customer relationships and contracts	21,968	(2,836)	19,132	3-15
Theatre relationships	550	(252)	298	10-12
Covenants not to compete	508	(496)	12	3-5
Content library	19,767	(2,257)	17,510	5-6
Favorable lease agreement	1,193	(518)	675	4
	$44,231	$(6,592)	$37,639

Amortization expense related to intangible assets was $5.9 million, $3.5 million and $1.5 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. We did not record any impairment of intangible assets from continuing operations during the fiscal years ended March 31, 2015 and 2014.

Based on identified intangible assets that are subject to amortization as of March 31, 2015, we expect future amortization expense for each period to be as follows (dollars in thousands):

Fiscal years ending March 31,
2016	$5,799
2017	$5,663
2018	$5,528
2019	$5,518
2020	$2,106

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2015	2014
Accounts payable	$30,903	$36,803
Participations and royalties payable	37,766	37,828
Accrued compensation and benefits	1,212	554
Accrued taxes payable	224	302
Interest payable	208	280
Accrued restructuring and transition expenses	—	1,019
Accrued other expenses	6,834	7,069
Total accounts payable and accrued expenses	$77,147	$83,855

5. OTHER INTERESTS

Investment in CDF2 Holdings

We indirectly own 100% of the common equity of CDF2 Holdings, LLC ("CDF2 Holdings"), which was created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. CDF2 Holdings assists its customers in procuring the equipment necessary to convert their Systems to digital technology by providing financing, equipment, installation and related ongoing services.

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation". ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings' economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings' financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of March 31, 2015 and 2014, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.3 million and $0.3 million as of March 31, 2015 and 2014, respectively, which are included within our accounts receivable, net on the accompanying Consolidated Balance Sheets.

During the fiscal years ended March 31, 2015, 2014 and 2013, we received $1.2 million, $1.1 million, and $1.6 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2015 and 2014 was $6.7 million and $2.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million, and accordingly, we have recorded our investment in CDF2 Holdings on our Consolidated Balance Sheets at $0 for as of March 31, 2015 and 2014.

Noncontrolling Interest in CONtv

In June 2014, we and Wizard World, Inc. formed CON TV, LLC (“CONtv”) to fund, design, create, launch, and operate a worldwide digital network that creates original content, and sells and distributes on-demand digital content via the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

We have determined that we have a controlling financial interest in CONtv. As a result, and in accordance with ASC 810, we have consolidated the financial position and results of operations of CONtv as of and for the fiscal year ended March 31, 2015.

During the year ended March 31, 2015, we made total contributions of $0.9 million in CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Consolidated Balance Sheets and was $0.2 million as of March 31, 2015. The noncontrolling interest's share of loss from continuing operations and net loss was $0.9 million for the year ended March 31, 2015.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2015		As of March 31, 2014
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$25,125	$36,418	$25,688	$68,590
Prospect Loan	—	67,967	—	68,454
KBC Facilities	7,649	19,361	7,961	27,009
P2 Vendor Note	125	393	105	466
P2 Exhibitor Notes	74	186	71	260
Total non-recourse notes payable	$32,973	$124,325	$33,825	$164,779

Cinedigm Term Loans	$—	$17,965	$3,750	$20,015
Cinedigm Revolving Loans	24,294	—	15,469	—
2013 Notes	—	3,785	—	3,510
Total recourse notes payable	$24,294	$21,750	$19,219	$23,525
Total notes payable	$57,267	$146,075	$53,044	$188,304

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse, with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Note.

2013 Term Loans

In February 2013, our CDF I subsidiary entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale and other lenders. Under the terms of the 2013 Credit Agreement, CDF I may borrow an aggregate principal amount of $130.0 million, $5.0 million of which was allowed to be assigned to an affiliate of CDF I.

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at March 31, 2015 was 0.18%.

The 2013 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee the obligations under the 2013 Credit Agreement with a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in our C/AIX subsidiary, the direct holder of CDF I’s equity. The 2013 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $3.9 million and $6.5 million as of March 31, 2015 and 2014, respectively, and are included in cash and cash equivalents on our Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of March 31, 2015 and 2014, the debt service fund had a balance of $5.8 million, which is classified as restricted cash on our Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, at March 31, 2015 was as follows:

	As of March 31,
(In thousands)	2015	2014
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(63,348)	(30,543)
Discount on 2013 Term Loans	(196)	(266)
2013 Term Loans, net	61,543	94,278
Less current portion	(25,125)	(25,688)
Total long term portion	$36,418	$68,590

Prospect Loan

In February 2013, our DC Holdings, AccessDM and Phase 2 DC subsidiaries entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”), pursuant to which DC Holdings borrowed $70.0 million. The Prospect Loan bears interest at LIBOR plus 9.0% (with a 2.0% LIBOR floor), which is payable in cash, and at an additional 2.50% to be accrued as an increase to the aggregate principal amount of the Prospect Loan until the 2013 Credit Agreement is paid off, at which time all accrued interest will be payable in cash.

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Consolidated Balance Sheets, totaled $6.5 million and $8.1 million as of March 31, 2015 and 2014, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2015 and 2014, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the Consolidated Balance Sheets.

The Prospect Loan matures on March 31, 2021 and may be accelerated upon a change in control (as defined in the agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon insolvency of DC Holdings. We are permitted to pay the full outstanding balance of the Prospect Loan at any time after the second anniversary of the initial borrowing, subject to the following prepayment penalties:

•	5.0% of the principal amount prepaid between the second and third anniversaries of issuance;

•	4.0% of the principal amount prepaid between the third and fourth anniversaries of issuance;

•	3.0% of the principal amount prepaid between the fourth and fifth anniversaries of issuance;

•	2.0% of the principal amount prepaid between the fifth and sixth anniversary of issuance;

•	1.0% of the principal amount prepaid between the sixth and seventh anniversaries of issuance; and

•	No penalty if the balance of the Prospect Loan, including accrued interest, is prepaid thereafter.

The Prospect Loan is secured by, among other things, a first priority pledge of the stock of CDF2 Holdings, our wholly owned unconsolidated subsidiary, the stock of AccessDM, owned by DC Holdings, and the stock of our Phase 2 DC subsidiary, and is also guaranteed by AccessDM and Phase 2 DC. We provide limited financial support to the Prospect Loan not to exceed $1.5 million per year in the event financial performance does not meet certain defined benchmarks.

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2015	2014
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	3,640	1,906
Payments to date	(5,673)	(3,452)
Prospect Loan, net	$67,967	$68,454
Less current portion	—	—
Total long term portion	$67,967	$68,454

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal year ended March 31, 2015. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of March 31, 2015	As of March 31, 2014
1	$2,890	3.75%	December 2017	$—	$315
2	22,336	3.75%	September 2018	10,371	13,561
3	13,312	3.75%	September 2018	6,656	8,558
4	11,425	3.75%	March 2019	6,528	8,160
5	6,450	3.75%	December 2018	3,455	4,376
	$56,413			$27,010	$34,970

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.27% at March 31, 2015, plus the interest rate noted above.

Cinedigm Credit Agreement

On October 17, 2013, we entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale. Under the Cinedigm Credit Agreement, we may borrow an aggregate principal amount of up to $55.0 million, including term loans of $25.0 million (the “Cinedigm Term Loans”) and revolving loans of up to $30.0 million (the “Cinedigm Revolving Loans”). All of the Cinedigm Term Loans, for which principal is be paid quarterly, and $15.0 million of the Cinedigm Revolving Loans were drawn at closing in connection with funding the GVE Acquisition. Each of the Cinedigm Term Loans and the Cinedigm Revolving Loans bears interest at the base rate plus 5.0% or the Eurodollar rate plus a margin of 6.0% until May 15, 2015, at which time the margin decreases to 5.0%. The base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 1.0%. Collections of certain CEG accounts receivable are be deposited into a special blocked account, from which amounts are used to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the Cinedigm Credit Agreement according to designated priorities. When amounts collected are in excess of such principal, interest, fees, costs and expenses, a portion of the excess collections are used to prepay the Cinedigm Term Loans. We may prepay the Cinedigm Term Loans and Cinedigm Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.

In February 2015, we agreed to certain changes in the Cinedigm Credit Agreement. Among other things, the Cinedigm Credit Agreement was amended to reduce certain requirements that determine the maximum amount of revolving loans that may be borrowed at any one time and to change the interest rate margins on outstanding loans. As a result of these amendments, the Cinedigm Term Loans bear interest at the base rate plus 5.0% through May 15, 2015 and 3.0% thereafter or the Eurodollar rate plus 6.0% until May 15, 2015 and 4.0% thereafter, and the Cinedigm Revolving Loans bear interest at the base rate plus 4.0% or the Eurodollar rate plus 5.0%. The interest rate margins may be reduced if we voluntarily prepay Term Loans in an aggregate amount of at least $10.0 million. The Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 1.0%.

In April 2015, we repaid the entire outstanding balance of the Cinedigm Term Loans and extended the term of the Cinedigm Revolving Loans to March 31, 2018 in connection with our issuance of Convertible Notes. See Note 15 - Subsequent Event.

The following table presents the activity related to the Cinedigm Term Loans:

	As of March 31,
(In thousands)	2015	2014
Cinedigm Term Loans, at issuance, net	$25,000	$25,000
Payments to date	(6,808)	(875)
Discount on Cinedigm Term Loans	(227)	(360)
Cinedigm Term Loans, net	17,965	23,765
Less current portion	—	(3,750)
Total long term portion	$17,965	$20,015

At March 31, 2015 and 2014, the balance of the Cinedigm Revolving Loans was $24.3 million and $15.5 million, respectively.
During the fiscal year ended March 31, 2015, we borrowed $18.2 million under the Cinedigm Revolving Loans for working capital purposes and made principal payments of $9.3 million.

2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including financing, in part, the GVE Acquisition. We allocated a proportional value of $1.6 million to the 2013 Warrants using a Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	1.38%
Dividend yield	—
Expected life (years)	5
Expected volatility	76.25%

We have treated the proportional value of the 2013 Warrants as a debt discount. The debt discount of the 2013 Notes is being amortized through the maturity of the 2013 Notes as interest expense.

The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes may be redeemed at any time on or after October 21, 2015, subject to certain premiums.

At March 31, 2015, we were in compliance with all of our debt covenants.

The aggregate principal repayments on our notes payable, excluding debt discounts and PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2016	$75,459
2017	29,047
2018	24,100
2019	8,411
2020	—
Thereafter	79,127
$216,144

7.	STOCKHOLDERS’ EQUITY

COMMON STOCK

In September 2014, we increased the number of shares of Class A Common Stock authorized for issuance by 91,241,000 shares and designated the additional shares as Class A Common Stock. As of March 31, 2015 and 2014, we had 210,000,000 and 118,759,000 authorized shares of Class A Common Stock, respectively.
As of March 31, 2015 and 2014, we had 1,241,000 shares of authorized Class B Common Stock of which none remain available for issuance.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2015 and 2014 were $0.1 million. In April 2015, we paid our preferred stock dividends accrued at March 31, 2015 in the form of 55,262 shares of its Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

Awards issued under our equity incentive plan (the "Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, we and the participants have executed stock option agreements setting forth the terms of the grants.

The Plan provides for the issuance of up to 14,300,000 shares of Class A Common Stock to employees, outside directors and consultants.

During the fiscal year ended March 31, 2015, we granted options to purchase 861,625 shares of our Class A Common Stock to employees at exercise prices ranging from $1.44 to $2.66 per share. Such options vest over four years from their date of grant. As of March 31, 2015, the weighted average exercise price for outstanding stock options was $1.74 and the weighted average remaining contractual life was 7.6 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2013	4,113,000	$2.14
Granted	2,915,000	1.51
Exercised	(106,951)	1.41
Canceled	(848,063)	2.74
Balance at March 31, 2014	6,072,986	1.74
Granted	861,625	1.51
Exercised	(141,000)	1.41
Canceled	(884,941)	2.74
Balance at March 31, 2015	5,908,670	1.74

An analysis of all options outstanding under the Plan as of March 31, 2015 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.00 - $1.37	615,000	4.5	$1.37	$151,875
$1.38 - $1.50	2,639,795	7.7	1.43	225,617
$1.51 - $1.60	1,319,250	8.3	1.53	36,312
$1.61 - $2.50	705,625	8.7	1.79	—
$2.51 - $5.00	540,000	8.0	2.84	—
$5.01 - $20.00	89,000	1.4	8.44	—
	5,908,670			$413,804

An analysis of all options exercisable under the Plan as of March 31, 2015 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,668,445	6.46	$1.80	$413,804

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, we issued options outside of the Plan to 10 individuals that became employees following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of our Class A Common Stock at an exercise price of $1.75 per share. The options vest and become exercisable in 25% increments on the first four anniversaries of the date of grant, until fully vested after four years, and expire ten years from the date of grant, if unexercised. As of March 31, 2015, there were 386,250 unvested options outstanding.

WARRANTS

At March 31, 2015, outstanding warrants consisted of 16,000,000 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and 1,250,625 of the 2013 Warrants.

The Sageview Warrants, which were exercisable beginning on September 30, 2009 at an exercise price of $1.37, contain a customary cashless exercise provision and anti-dilution adjustments and expire on August 11, 2016 (subject to extension in limited circumstances).

We have issued 525,000 warrants to purchase shares of Class A common stock to a strategic management service provider in connection with a consulting management services agreement. The warrants, which may be terminated with 90 days notice in the event of termination of the consulting management services agreement, vested over 18 months commencing in July 2011 and expire on July 1, 2021.

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. During the fiscal year ended March 31, 2014, holders of the 2013 Warrants exercised 249,375 warrants. As of March 31, 2015 and 2014, 1,250,625 of the 2013 Warrants were outstanding.

8.	COMMITMENTS AND CONTINGENCIES

LITIGATION

Gaiam Dispute
In August 2014, we initiated mediation with Gaiam with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the ”MIPA”). On January 13 and 16, 2015, Gaiam and we participated in a two-day mediation to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, we are pursuing our claims against Gaiam through arbitration.

We believe that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to us were consistent with GAAP; (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment; (iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to us and potential losses associated with the non-collection our accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, we believe that significant sections of the financial statements that Gaiam provided to us, both before and after the GVE Acquisition, were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. Our investigation of these issues is ongoing as of the date of this Report on Form 10-K.
We demanded that Gaiam agree to participate in an expedited arbitration before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA (“the Working Capital Arbitration”). We also demanded that Gaiam agree simultaneously to participate in a separate arbitration before the American Arbitration Association (“the AAA Arbitration”) to resolve the parties’ non-working capital disputes. Gaiam initially asserted that the AAA Arbitration should occur prior to the Working Capital Arbitration and refused to proceed with the Working Capital Arbitration until after the AAA Arbitration was completed. Therefore, we commenced legal proceedings against Gaiam to comply with the MIPA and compel Gaiam to participate in the Working Capital Arbitration without further delay.
By Order dated May 5, 2015, the United States District Court for the Central District of California ordered Gaiam to proceed with the Working Capital Arbitration forthwith. Although Gaiam initially filed an appeal of the Order with the Ninth Circuit, that appeal has been dismissed. The parties are proceeding with the Working Capital Arbitration currently and expect to receive an initial decision on the working capital claims at issue in the Working Capital Arbitration by approximately mid-July 2015. In addition, the parties are proceeding with their respective non-working capital claims in the AAA Arbitration.
The relief requested by us exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and all other appropriate relief including punitive damages. Gaiam has disputed our allegations and asserted its own claims against us, including seeking working capital reimbursement from us of over $6.0 million.
We believe that the claims that we have asserted against Gaiam in the Working Capital Arbitration and the AAA Arbitration have merit, and we intend to pursue our claims vigorously. Conversely, we believe that Gaiam’s claims are without merit. At this early stage, there can be no assurance as to the likelihood of success on the merits.
We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

LEASES

We have capital lease obligations covering a facility and computer equipment with an aggregate principal amount of $5.5 million as of March 31, 2015. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of March 31, 2015 and 2014. We have entered into a sub-lease agreement with the unrelated third party purchaser who makes all payments related to the lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre.
We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. As of March 31, 2015, obligations under non-cancelable operating leases are due as follows (dollars in thousands):

Fiscal years ending March 31,
2016	$1,663
2017	1,227
2018	1,230
2019	1,279
2020	1,330
Thereafter	592
$7,321

Rent expense, included in selling, general and administrative expenses in our Consolidated Statements of Operations, was $1.6 million, $1.5 million and $1.2 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2015	2014	2013
Cash interest paid	$24,069	$17,309	$18,368
Assets acquired under capital leases	$—	$1,886	$—
Accretion of preferred stock discount	$—	$93	$109
Accrued dividends on preferred stock	$89	$356	$356
Issuance of Class A Common Stock in connection with New Video Acquisition	$—	$—	$3,432
Issuance of Class A Common Stock in connection with GVE Acquisition	$—	$1,000	$—
Issuance of Class A Common Stock and warrants for professional services of third parties	$—	$129	$—
Issuance of Class A Common Stock for payment of preferred stock dividends	$267	$267	$—
Non-cash payment of deferred consideration in connection with GVE Acquisition	$—	$2,000	$—

10.	SEGMENT INFORMATION

We operate in four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker to evaluate performance, which is generally the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.

Operations of:	Products and services provided:
Phase I Deployment
Financing vehicles and administrators for our 3,724 Systems installed nationwide, for which we retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements.

Phase II Deployment
Financing vehicles and administrators for our 8,904 Systems installed domestically and internationally, for which we retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

Services
Provides monitoring, collection, verification and other management services to our Phase I Deployment, Phase II Deployment, CDF2 Holdings, as well as to exhibitors who purchase their own equipment. Services also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Content & Entertainment
Leading distributor of independent content, and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

One customer represented approximately 12% of our consolidated revenues for the fiscal year ended March 31, 2015.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$252	$—	$80,381	$129,508	$—	$—
Phase II Deployment	—	—	61,502	27,790	—	—
Services			1,084
Content & Entertainment	31,520	26,701	122,610	—	—	84
Corporate	12	—	14,128	—	46,044	5,411
Total	$31,784	$26,701	$279,705	$157,298	$46,044	$5,495

	As of March 31, 2014
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$298	$—	$109,538	$162,732	$—	$—
Phase II Deployment	—	—	66,957	35,872	—	—
Services	—	—	3,848	—	—	—
Content & Entertainment	37,333	25,494	135,477	—	—	81
Corporate	8	—	35,491	—	42,744	6,005
Net assets of discontinued operations	—	—	5,938	—	—	—
Total	$37,639	$25,494	$357,249	$198,604	$42,744	$6,086

	Statements of Operations
	For the Fiscal Year Ended March 31, 2015
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$36,161	$12,347	$11,876	$45,100	$—	$105,484
Direct operating (exclusive of depreciation and amortization shown below)	970	485	58	28,596	—	30,109
Selling, general and administrative	464	130	744	18,736	12,328	32,402
Allocation of corporate overhead	—	—	1,853	5,409	(7,262)	—
(Benefit) provision for doubtful accounts	(204)	(23)	21	—	—	(206)
Restructuring, transition and acquisitions expenses, net	61	—	—	1,662	915	2,638
Goodwill impairment	—	—	—	6,000	—	6,000
Depreciation and amortization of property and equipment	28,550	7,523	177	219	1,050	37,519
Amortization of intangible assets	46	—	—	5,813	5	5,864
Total operating expenses	29,887	8,115	2,853	66,435	7,036	114,326
Income (loss) from operations	$6,274	$4,232	$9,023	$(21,335)	$(7,036)	$(8,842)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$10	$—	$17
Selling, general and administrative	—	—	11	291	1,832	2,134
Total stock-based compensation	$—	$—	$18	$301	$1,832	$2,151

	Statements of Operations
	For the Fiscal Year Ended March 31, 2014
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$36,309	$12,146	$12,558	$43,315	$—	$104,328
Intersegment revenues (1)	—	—	16	48	—	64
Total segment revenues	36,309	12,146	12,574	43,363	—	104,392
Less: Intersegment revenues	—	—	(16)	(48)	—	(64)
Total consolidated revenues	$36,309	$12,146	$12,558	$43,315	$—	$104,328
Direct operating (exclusive of depreciation and amortization shown below)	766	610	380	27,164	—	28,920
Selling, general and administrative	328	279	765	14,448	10,513	26,333
Allocation of corporate overhead	—	—	2,186	4,204	(6,390)	—
Provision for doubtful accounts	197	59	35	103	—	394
Restructuring, transition and acquisitions expenses, net	—	—	—	2,038	(505)	1,533
Depreciation and amortization of property and equipment	28,549	7,523	214	210	793	37,289
Amortization of intangible assets	46	6	—	3,420	1	3,473
Total operating expenses	29,886	8,477	3,580	51,587	4,412	97,942
Income (loss) from operations	$6,423	$3,669	$8,978	$(8,272)	$(4,412)	$6,386

(1) Intersegment revenues primarily represent personnel expenses.

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$13	$9	$—	$22
Selling, general and administrative	—	—	13	187	2,060	2,260
Total stock-based compensation	$—	$—	$26	$196	$2,060	$2,282

	Statements of Operations
	For the Fiscal Year Ended March 31, 2013
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues from external customers	$39,646	$12,464	$12,932	$16,050	$—	$81,092
Intersegment revenues (1)	—	—	24	32	—	56
Total segment revenues	39,646	12,464	12,956	16,082	—	81,148
Less: Intersegment revenues	—	—	(24)	(32)	—	(56)
Total consolidated revenues	$39,646	$12,464	$12,932	$16,050	$—	$81,092
Direct operating (exclusive of depreciation and amortization shown below)	459	687	821	6,548	—	8,515
Selling, general and administrative	92	139	797	8,308	11,469	20,805
Allocation of corporate overhead	—	—	3,188	3,392	(6,580)	—
Provision for doubtful accounts	218	59	30	65	106	478
Restructuring, transition and acquisitions expenses, net	—	—	—	340	517	857
Depreciation and amortization of property and equipment	28,549	7,371	9	72	358	36,359
Amortization of intangible assets	46	7	—	1,483	2	1,538
Total operating expenses	29,364	8,263	4,845	20,208	5,872	68,552
Income (loss) from operations	$10,282	$4,201	$8,087	$(4,158)	$(5,872)	$12,540

(1) Intersegment revenues primarily represent personnel expenses.

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$15	$—	$15
Selling, general and administrative	—	—	42	84	1,903	2,029
Total stock-based compensation	$—	$—	$42	$99	$1,903	$2,044

The following table presents the results of our operating segments for the three months ended March 31, 2015:

	Statements of Operations
	For the Three Months Ended March 31, 2015
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,870	$3,060	$2,914	$12,786	$—	$27,630
Direct operating (exclusive of depreciation and amortization shown below)	218	106	2	8,858	—	9,184
Selling, general and administrative	167	29	156	4,849	3,126	8,327
Allocation of corporate overhead	—	—	458	1,340	(1,798)	—
Provision for doubtful accounts	—	—	—	—	—	—
Restructuring, transition and acquisitions expenses, net	—	—	—	(106)	494	388
Goodwill impairment	—	—	—	6,000	—	6,000
Depreciation and amortization of property and equipment	7,138	1,880	18	78	238	9,352
Amortization of intangible assets	12	—	—	1,039	2	1,053
Total operating expenses	7,535	2,015	634	22,058	2,062	34,304
Income (loss) from operations	$1,335	$1,045	$2,280	$(9,272)	$(2,062)	$(6,674)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$2	$—	$5
Selling, general and administrative	—	—	1	76	597	674
Total stock-based compensation	$—	$—	$4	$78	$597	$679

11.RESTRUCTURING, TRANSITION AND ACQUISITIONS EXPENSES
In connection with our acquisitions of New Video Group and GVE in the 2013 and 2014 fiscal years, respectively, we completed strategic assessments of our Content & Entertainment business in order to realign resources and shift our focus toward owning and distributing original content. As a result, we recorded the following restructuring, transition and acquisitions expenses, primarily related to the integration of GVE (in fiscal years 2014 and 2015), workforce reduction, severance and employee-related expenses, professional fees, relocation expenses and other internal expenses directly related to the acquisitions.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2012	$953
Costs incurred	340
Amounts paid/adjustments	(1,293)
Amount accrued as of March 31, 2013	—
Costs incurred	2,011
Amounts paid/adjustments	(992)
Amount accrued as of March 31, 2014	1,019
Costs incurred	2,638
Amounts paid/adjustments	(3,657)
Amount accrued as of March 31, 2015	$—

12.	INCOME TAXES

We did not recognize income tax benefit or expense during the fiscal years ended March 31, 2015 and 2014. The components of the benefit from income taxes for the fiscal year ended March 31, 2013 was as follows:

(In thousands)	For the fiscal year ended March 31, 2013
Federal:
Deferred	$4,731
Total federal	4,731

State:
Current	(75)
Deferred	288
Total state	213
Total benefit from income taxes	$4,944

During the fiscal year ended March 31, 2013, we recorded a net deferred tax liability in connection with the acquisition of New Video, representing the excess of the financial statement basis over the tax basis of the acquired assets and liabilities. Deferred tax liabilities assumed in the connection with the acquisition were offset against our pre-existing deferred tax assets and, therefore, we reduced the valuation allowance and recorded a deferred tax benefit of $5.0 million for the fiscal year ended March 31, 2013.

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$103,312	$98,407
Stock based compensation	4,144	4,210
Revenue deferral	46	109
Interest rate derivatives	234	148
Capital loss carryforwards	8,605	3,734
Other	1,955	1,314
Total deferred tax assets before valuation allowance	118,296	107,922
Less: Valuation allowance	(88,320)	(74,323)
Total deferred tax assets after valuation allowance	$29,976	$33,599
Deferred tax liabilities:
Depreciation and amortization	$(27,840)	$(30,252)
Intangibles	(2,136)	(3,347)
Total deferred tax liabilities	(29,976)	(33,599)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the fiscal years ended March 31, 2015 and 2014. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. We increased the valuation allowance by $14.0 million and $5.5 million during the fiscal years ended March 31, 2015 and 2014, respectively. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2015, we had Federal and state net operating loss carryforwards of approximately $267.0 million available in the United States of America ("US") and approximately $0.4 thousand in Australia to reduce future taxable income. The US federal and state net operating loss carryforwards will begin to expire in 2020. The Australian net operating loss carryforward does not expire.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. As of March 31, 2015, approximately $6.3 million of our net operating loss from periods prior to November 2003 are subject to an annual Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") limitation of approximately $1.3 million, and approximately $25.1 million of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9.4 million. Net operating losses of approximately $251.0 million, which were generated since March 2006 are currently not subject to an annual limitation under Section 382. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2015	2014	2013
Provision at the U.S. statutory federal tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.1)%	4.6%	3.0%
Change in valuation allowance	(44.7)%	(38.7)%	(17.7)%
Non-deductible equity compensation	(1.9)%	(4.3)%	(2.4)%
Acquisition costs and adjustments	—%	3.9%	(1.4)%
Sale of subsidiary	10.8%	—%	6.8%
Other	1.9%	0.5%	(1.9)%
Income tax benefit	—%	—%	20.4%

Since April 1, 2007, we have applied accounting principles that clarify the accounting and disclosure for uncertainty in income taxes. As of March 31, 2015 and 2014, we did not have any uncertainties in income taxes.

We file income tax returns in the U.S. federal jurisdiction, various states and Australia. For federal income tax purposes, our fiscal 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, our fiscal 2011 through 2015 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Australian tax purposes, fiscal tax years ended March 31, 2014 and 2015 are open for examination.

13.	QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2015:

	Fiscal Year Ended March 31, 2015
(In thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,857	$23,721	$31,276	$27,630
Net loss from continuing operations (2)	$(10,812)	$(4,592)	$(1,933)	$(11,639)
Basic and diluted net loss per share from continuing operations (1)	$(0.14)	$(0.06)	$(0.03)	$(0.14)
Shares used in computing basic and diluted net loss per share	76,567,128	76,748,753	76,863,408	76,962,142

	Fiscal Year Ended March 31, 2014
(In thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,537	$19,242	$34,885	$31,664
Net loss from continuing operations	$(6,383)	$(4,419)	$(2,693)	$(465)
Basic and diluted net loss per share from continuing operations (1)	$(0.13)	$(0.08)	$(0.05)	$(0.01)
Shares used in computing basic and diluted net loss per share	48,357,020	52,920,060	61,729,658	65,416,816

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

(2) In the fourth quarter of the fiscal year ended March 31, 2015, we recorded a goodwill impairment charge of $6.0 million.

14.	SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts (dollars in thousands):

Year ended March 31, 2015	Beginning Balance	Additions	Deductions	Ending Balance
Valuation allowance for deferred taxes	$74,323	$13,997	$—	$88,320
Allowance for doubtful accounts	$898	$—	$(301)	$597
Inventory reserve	$400	$100	$—	$500
Price protection, chargeback and return reserves	$3,096	$16,899	$(16,963)	$3,032

Year ended March 31, 2014
Valuation allowance for deferred taxes	$68,835	$5,488	$—	$74,323
Allowance for doubtful accounts	$681	$394	$(177)	$898
Inventory reserve	$—	$400	$—	$400
Price protection, chargeback and return reserves	$534	$15,959	$(13,397)	$3,096

Year ended March 31, 2013
Valuation allowance for deferred taxes	$64,476	$4,359	$—	$68,835
Allowance for doubtful accounts	$240	$478	$(37)	$681
Price protection, chargeback and return reserves	$—	$542	$(8)	$534

15.	SUBESQUENT EVENTS

Convertible Notes Offering

On April 29, 2015 we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless earlier repurchased, redeemed or converted and will be convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 824.5723 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.21 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting the initial purchaser's discount and estimated offering expenses payable by us. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the transaction, we repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to the forward stock purchase agreement described below. The remainder of the net proceeds of approximately $28.2 million is expected to be used for working capital and general corporate purposes.

Concurrently with the offering of Convertible Notes, we entered into an amendment to our 2013 Credit Agreement. The amendment extended the term of the revolving loans to March 31, 2018, provided for the release of the equity interests in our subsidiaries that were previously pledged as collateral, changed the interest rate as described below and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 as applied to the revolving loans and a $5.0 million minimum liquidity covenant. The revolving loans, as amended, bear interest at Base Rate (as defined in amendment) plus 3% or LIBOR plus 4%, at our election, but in no event may the elected rate be less than 1%.

In connection with the offering of the Convertible Notes, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 11.8 million shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The forward stock purchase transaction is intended to facilitate privately negotiated derivative transactions between the Forward Counterparty and holders of the Convertible Notes, including swaps, relating to our Class A common stock.

Sageview Warrants

On April 29, 2015, the number of shares underlying the Sageview Warrants and their related exercise price were adjusted for the effect of an anti-dilution adjustment that was triggered by the issuance of the Convertible Notes. As a result, the number of shares underlying the Sageview Warrants was increased to 16,732,824 and the exercise price of the Sageview Warrants was decreased to $1.31.

PART II. OTHER INFORMATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2015, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of March 31, 2015. Their report is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 58, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk currently serves as a director of BRE Properties, Inc. and has previously served on the boards of DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.

Adam M. Mizel, 45, has been the Company’s Chief Operating Officer and, until June 9, 2014, was Chief Financial Officer, since October, 2011. He had previously served as Chief Financial Officer and Chief Strategy Officer since August 2009 and as Interim Co-Chief Executive Officer from June 2010 through December 2010, and has been a member of the Board since March 2009. From 2005 to 2012, Mr. Mizel was the Managing Principal at Aquifer Capital Group, LLC. Previously, Mr. Mizel was Managing Director and Chief Operating Officer of Azimuth Trust, LLC, an alternative asset management firm from 2001 until 2005. Prior to that, he was a partner at Capital Z Partners, L.P., a private equity and alternative investment firm, and Managing Director at Zurich Centre Investments, Inc., the North American private equity unit of Zurich Financial Services Group. Mr. Mizel began his investment career at Morgan Stanley Capital Partners in 1991. Mr. Mizel, having investment experience in the Company’s and other industries, is familiar with relevant financing structures and the financial environment of the Company.
Gary S. Loffredo, 50, has been the Company’s President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President -- Business Affairs, General Counsel and Secretary since 2000 and as Interim Co-Chief Executive Officer from June 2010 through December 2010, and has been a member of the Board since September 2000. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company.
Peter C. Brown, 56, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown founded Entertainment Properties Trust, served as Chairman of the Board of Trustees from 1997 to 2003 and is currently a director. Mr. Brown also serves as a director of CenturyLink. During the past five years, Mr. Brown served on the boards of National CineMedia, Inc. and Midway Games, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry provides the Board with valuable knowledge and experience specifically compatible with the Company’s business.
Wayne L. Clevenger, 72, has been a member of the Board since October 2001. He has more than 25 years of private equity investment experience. He has been a Managing Director of MidMark Investors, L.P. (“MidMark”), a private equity fund, since 2010 and its predecessor MidMark Equity Partners II, L.P. since 1989. Mr. Clevenger was President of Lexington Investment Company from 1985 to 1989, and, previously, had been employed by DLJ Capital Corporation (Donaldson, Lufkin & Jenrette) and INCO Securities Corporation, the venture capital arm of INCO Limited. Mr. Clevenger served as a director of Clearview Cinema from May 1996 to December 1998. Mr. Clevenger has financial expertise and experience with the Company as it has developed with the digital cinema industry and, as such, is able to provide the Company with unique insight and guidance.

Matthew W. Finlay, 48, has been a member of the Board since October 2001. Since 1997, Mr. Finlay has been a Managing Director of MidMark and a Director of its predecessor fund MidMark Equity Partners II, L.P. since 1997. Previously, he had been a Vice President with the New York merchant banking firm Juno Partners and its investment banking affiliate, Mille Capital, from 1995 to 1997. Mr. Finlay began his career in 1990 as an analyst with the investment banking firm Southport Partners. Mr. Finlay has financial expertise and experience with the Company as it has developed with the digital cinema industry and, as such, is able to provide the Company with unique insight and guidance.
Martin B. O’Connor II, 56, has been a member of the Board since March 2010. Mr. O’Connor is the Managing Partner of the law firm of O’Connor, Morss & O’Connor, P.C., where he has practiced law since 1985. He focuses on advising his clients and their business interests regarding strategic planning, ownership and wealth management issues, as well as advising their family offices. His varied professional experiences have resulted in a practice representing individuals and entities in the financial, real estate, entertainment, sport and agricultural sectors. During the past five years, Mr. O’Connor served as a director of Rentrak Corporation and Digital Cinema Destinations Corp. He brings to the Board a varied range of legal and professional experience and working relationships with global brands.
Laura Nisonger Sims, 36, has been a member of the Board since September 2009. Since 2008, Ms. Sims has been a principal of Sageview Capital L.P., whose affiliate, Sageview Capital Master, L.P., is one of the Company’s largest investors. Prior to joining Sageview, Ms. Sims was with TPG Capital L.P. from 2003 until 2006, where she focused on leveraged buyout transactions across a range of industries. Prior to joining TPG, Ms. Sims was an analyst at Goldman, Sachs & Co. in the Communications, Media and Entertainment group of the Investment Banking Division. Ms. Sims’ experience in investing in the entertainment industry, as well as her general financial and investment experience, is beneficial to the Board. In addition, as a principal of one of the Company’s largest investors, she brings to the Board the perspective of a major stakeholder.
Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Adam M. Mizel, Chief Operating Officer and a member of the Board, Jeffrey S. Edell, Chief Financial Officer, Gary S. Loffredo, President of Digital Cinema, General Counsel, Secretary and a member of the Board, and William S. Sondheim, President of Cinedigm Entertainment Corp. Biographical information for Messrs. McGurk, Mizel and Loffredo is included above.
Jeffrey S. Edell, 57, joined the Company in June 2014 as Chief Financial Officer. Prior to this appointment, Mr. Edell was CEO of Edell Ventures, a company he founded in 2009 to invest in and provide strategic support to innovators in the social media and entertainment arenas. Previously, Edell was President of DIC Entertainment, a publicly-listed entertainment company and the largest independent producer of kid-centric content in the world. Before that, Mr. Edell was Chairman of Intermix Media, the parent company of the social networking company MySpace, and CEO and President of Soundelux. Edell also obtained extensive financial, audit and reporting experience while working at KPMG, The Transamerica Group and DF & Co.
William S. Sondheim, 54, joined the Company in October 2013 and is President of Cinedigm Entertainment Corp., our Content and Entertainment division. From 2010 to October 2013, Mr. Sondheim was the President of Gaiam Inc. (“Gaiam”), a provider of information, goods and services to customers who value the environment, a sustainable economy, healthy lifestyles, alternative healthcare and personal development. He previously served as Gaiam’s President of Entertainment and Worldwide Distribution since April 2007. From 2005 until 2007, Mr. Sondheim was in charge of Global Dual Disc music format for Sony BMG, a recorded music company. Prior to 2005, Mr. Sondheim served as President of Retail at GoodTimes Entertainment, a home video company, and President of PolyGram Video at PolyGram Filmed Entertainment, a video distributor.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements in the Company’s Last Fiscal Year.
Code of Business Conduct and Ethics
We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigm.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Shareholder Communications

The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 902 Broadway, 9th Floor, New York, New York 10010, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.
MATTERS RELATING TO OUR GOVERNANCE
Board of Directors
The Board oversees the Company’s risk management including understanding the risks the Company faces and what steps management is taking to manage those risks, as well as understanding what level of risk is appropriate for the Company. The Board’s role in the Company’s risk oversight process includes receiving regular updates from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, human resources, employment, and strategic risks.
The Company’s leadership structure currently consists of the combined role of Chairman of the Board and Chief Executive Officer and a separate Lead Independent Director. Mr. Brown currently serves as our Lead Independent Director. The Lead Independent Director’s responsibilities include presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors, serving as a liaison between the Chairman and the independent directors, reviewing information sent to the Board, consulting with the Nominating Committee with regard to the membership and performance evaluations of the Board and Board committee members, calling meetings of and setting agendas for the independent directors, and serving as liaison for communications with stockholders. The Board recently determined to split the roles of Chairman of the Board and Chief Executive Officer, and expects to elect a new Chairman from the independent directors elected at the Company’s next annual meeting of stockholders. The non-executive Chairman’s responsibilities will include those described above for the current Lead Independent Director. Mr. McGurk and Mr. Brown will continue to serve as Directors.
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2015 (the “Last Fiscal Year”), the Board held four (4) meetings and the Board members acted two (2) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, Clevenger, Finlay and O’Connor and Ms. Sims are considered “independent” under the rules of the SEC and Nasdaq.
The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings. However, each of the current directors, who was then serving, attended the 2014 Annual Meeting of Stockholders.
The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.
Audit Committee
The Audit Committee consists of Messrs. Brown and Finlay and Ms. Sims. Mr. Finlay is the Chairman of the Audit Committee. The Audit Committee held five (5) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Finlay and Ms. Sims are financially literate, and Mr. Finlay and Ms. Sims are financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Finlay and Ms. Sims are also financial experts, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown and Finlay and Ms. Sims are considered “independent” under the rules of the SEC and Nasdaq.
The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. Additionally, the Audit Committee is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations between the Company and its officers, directors, employees and principal stockholders. The Audit Charter is available on the Company’s Internet website at www.cinedigm.com.
Compensation Committee
The Compensation Committee consists of Messrs. Brown and Clevenger and Ms. Sims. Mr. Clevenger is the Chairman of the Compensation Committee. The Compensation Committee met five (5) times during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown and Clevenger and Ms. Sims are considered “independent” under the rules of the SEC and the Nasdaq.
The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Charter is available on the Company’s Internet website at www.cinedigm.com.
The Compensation Committee, when determining executive compensation (including under the executive compensation program, as discussed below under the heading Compensation Discussion and Analysis), evaluates the potential risks associated with the compensation policies and practices. The Compensation Committee believes that the Company’s compensation programs are designed with an appropriate balance of risk and reward in relation to the Company’s overall compensation philosophy and do not encourage excessive or unnecessary risk-taking behavior. In general, the Company compensates its executives in a combination of cash and stock options. The stock options contain vesting provisions, typically of proportional annual vesting over a three- or four-year period which encourages the executives, on a long-term basis, to strive to enhance the value of such compensation as measured by the trading price of the Class A Common Stock. The Compensation Committee does not believe that this type of compensation encourages excessive or unnecessary risk-taking behavior. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. The Company intends to recapture compensation as required under the Sarbanes-Oxley Act. However, there have been no instances where it needed to recapture any compensation.
During the Last Fiscal Year, the Compensation Committee engaged Aon Hewitt, a compensation consulting firm. The consultant met with the Compensation Committee multiple times during the Last Fiscal Year and provided guidance for cash and equity bonus compensation to executive officers and directors, which the Compensation Committee considered in reaching its determinations of such compensation. In addition, the consultant was available to respond to specific inquiries throughout the year.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee currently consists of Messrs. Brown and Clevenger and Ms. Sims. Mr. Clevenger is the Chairman of the Compensation Committee. None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.
None of the Company's directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of the Company’s board of directors. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.
Nominating Committee
The Nominating Committee consists of Messrs. Brown, Clevenger and O’Connor and Ms. Sims. Mr. O’Connor is the Chairman of the Nominating Committee. The Nominating Committee held four (4) meetings during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown, Clevenger and O’Connor and Ms. Sims are considered “independent” under the rules of the SEC and the Nasdaq.

The Nominating Committee has adopted a formal written charter (the “Nominating Charter”). The Nominating Charter sets forth the duties and responsibilities of the Nominating Committee and the general skills and characteristics that the Nominating Committee employs to determine the individuals to nominate for election to the Board. The Nominating Charter is available on the Company’s Internet website at www.cinedigm.com.
The Nominating Committee will consider any candidates recommended by stockholders. In considering a candidate submitted by stockholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate. Nevertheless, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase the size of the Board.
There are no specific minimum qualifications that the Nominating Committee believes must be met by a Nominating Committee-recommended director nominee. However, the Nominating Committee believes that director candidates should, among other things, possess high degrees of integrity and honesty; have literacy in financial and business matters; have no material affiliations with direct competitors, suppliers or vendors of the Company; and preferably have experience in the Company’s business and other relevant business fields (for example, finance, accounting, law and banking). The Nominating Committee considers diversity together with the other factors considered when evaluating candidates but does not have a specific policy in place with respect to diversity.
Members of the Nominating Committee meet in advance of each of the Company’s annual meetings of stockholders to identify and evaluate the skills and characteristics of each director candidate for nomination for election as a director of the Company. The Nominating Committee reviews the candidates in accordance with the skills and qualifications set forth in the Nominating Charter and the rules of the Nasdaq. There are no differences in the manner in which the Nominating Committee evaluates director nominees based on whether or not the nominee is recommended by a stockholder.
Stock Ownership Guidelines
During the Last Fiscal Year, the Board adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Company, shares equal in value to a minimum of three (3) times the aggregate value of the annual cash and stock retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. All of the Company’s non-employee directors are currently in compliance with the stock ownership guidelines.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives and Compensation Program Overview
Cinedigm’s executive compensation philosophy is focused on enabling the Company to hire and retain qualified and motivated executives, while meeting its business needs and objectives. To be consistent with this philosophy, the executive compensation program (the “Compensation Program”) has been designed around the following objectives:

•	Provide competitive compensation levels to enable the recruitment and retention of highly qualified executives.

•	Design incentive programs that strengthen the link between pay and corporate and business unit performance to encourage and reward excellence and contributions that further Cinedigm’s success

•	Align the interests of executives with those of shareholders through grants of equity-based compensation that also provide opportunities for ongoing executive share ownership.

An overriding principle in delivering on these objectives is to ensure that compensation decisions are made in the Company’s best financial interests such that incentive awards are both affordable and reasonable, taking into account Company performance and considering the interests of all stakeholders.
As the Company has evolved, so too has the Compensation Program. Going forward, the Company is focused on improving both shareholder returns and its cash position. To help achieve this goal, the Compensation Program is intended to reward the Chief Executive Officer (“CEO”) for achieving strategic goals and increasing shareholder value and includes a formal performance-based Management Annual Incentive Plan (MAIP) based on predetermined, specific target award levels and performance metrics and goals. The MAIP is predicated on attaining goals that are critical to Cinedigm’s future success and is designed to reward the level of collaboration across divisions and segments required to achieve corporate financial goals. No MAIP bonuses were paid to the Named Executives for fiscal 2015.
The Compensation Program consists of base salary, annual incentives, and long-term equity compensation. In addition, all Named Executives receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan which is open to all employees. The Company does not provide supplemental retirement benefits for Named Executives. Two of our Named Executives have employment agreements. Mr. Mizel’s employment agreement expired March 2015 and has not been renewed to date.
The Compensation Committee annually reviews the executive compensation elements and assesses the integrity of the Compensation Program as a whole to ensure that it continues to be aligned with the Company’s compensation objectives and supports the attainment of Company goals. Periodically, the Company reviews competitive compensation levels, mix of pay, and practices to ensure all Compensation Program features continue to be in line with the market, while still reflecting the unique needs of our business model. Additionally, in response to business and talent needs, executive management brings compensation proposals to the Compensation Committee, which then reviews the proposal and either approves or denies them.
The Compensation Committee has engaged Aon Hewitt to provide guidance with respect to executive compensation, including bonuses, incentives and compensation for new hires.
Competitive Positioning and Mix of Pay
Competitive Assessment
The Compensation Committee has not defined a target pay positioning for the CEO or other Named Executives, nor does it commit to providing a specific percentile or pay range. In the most recent competitive assessment analysis conducted in connection with the renewal of our Named Executive employment agreements, the CEO’s total direct compensation (total cash compensation plus long-term incentives and equity awards) was below the peer group median. The Compensation Committee viewed such positioning as reasonably appropriate because of Cinedigm’s size relative to the peer group and its performance during the fiscal year.
The compensation for Mr. Mizel was assessed in 2013 as well (at the time of his employment agreement renewal) and for Mr. Sondheim in 2014 (at the time of his initial employment agreement); pay positioning for those roles is also conservative relative to the peer group median for the same reasons as noted in the CEO discussion above. It is the belief of the Compensation Committee that the available talent pool to fill these positions is broader than the pool for the CEO and therefore, that their pay levels, and potential opportunity for wealth creation through stock grants, are robust enough to retain and motivate them.
As the Company’s performance improves and the business stabilizes, the competitiveness of Cinedigm’s executive compensation for Named Executives should improve.
The Cinedigm executive compensation peer group includes 12 companies of comparable scale to Cinedigm (with a median revenue of $234 million), similar, but smaller, media businesses, and some technology/software companies. The companies in the Cinedigm peer group used in the competitive compensation assessment at the time of the employment agreement renewals (for Messrs. McGurk and Mizel) and initial employment agreement (for Mr. Sondheim) are listed below.
PEER GROUP FOR 2013/2014 FISCAL YEAR

Avid Technology	Dts Inc.
Demand Media Inc.	Harmonic Inc.
Dg Fastchannel Inc.	Limelight Networks Inc.
Dial Global	RealD
Digimarc Corp.	Rentrack Corp.
Digital River	Seachange International

Competitive analysis was also conducted for the CFO position in 2014 in conjunction with the hiring of Mr. Edell based on the peer group listed above.

In addition to competitive pay level information from the companies listed above, the Committee also considered pay practices at Imax, National Cinema, NetFlix, Lions Gate, and Rovi Corp., although these companies are not part of Cinedigm’s executive compensation peer group.
Pay Mix
The Company’s pay philosophy has been evolving from an emphasis on fixed pay to one that believes a substantial portion of each executive’s compensation should be at risk and dependent upon performance. While the Compensation Committee has not adopted a targeted mix of either long-term to short-term, fixed to variable, or equity and non-equity compensation, it has taken steps to increase the portion of variable compensation. Steps in this direction include the introduction of the Management Annual Incentive Plan and more regular equity grants.
Elements of Compensation
Base Salary
Base salaries are fixed compensation with the primary function of aiding in attraction and retention. These salaries are reviewed periodically, as well as at the time of a promotion, change in responsibilities, or when employment agreements are renewed or entered into. Any increases are based on an evaluation of the previous year’s performance of the Company and the executive, the relative strategic importance of the position, market conditions, and competitive pay levels (though, as noted earlier, the Compensation Committee does not target a specific percentile or range). None of the Named Executives received a salary increase during fiscal 2015.
Named Executive salaries will remain at current levels throughout the new fiscal year, with no salary increases planned, unless an increase is determined as a result of the negotiated renewal of a Named Executive’s employment agreement. The decision to maintain salaries at current levels and forgo salary increases reflects the Compensation Committee’s plan to deliver a greater proportion of compensation through variable components over time.
Annual Incentive Awards
Commencing with the 2010 fiscal year, the Compensation Committee implemented a formal annual incentive plan. This plan was used for the 2015 fiscal year and covered 33 Cinedigm employees including the Named Executives. The plan established threshold and maximum levels of incentive awards defined as a percentage of a participant’s salary.

Executive Officer	Threshold MAIP as a Percent of Salary	Target MAIP as a Percent of Salary	Maximum MAIP as a Percent of Salary
Chris McGurk	37.5%	75%	150%
Adam M. Mizel	25%	50%	100%
William S. Sondheim	17.5%	35%	70%

Payouts for Named Executives were determined based on achievement of consolidated adjusted EBITDA and other performance targets. Participants who were part of a specific business segment or division have a portion of their award determined by business segment or division’s EBITDA performance as compared to EBITDA goals established at the beginning of the fiscal year. We do not disclose segment and division targets, or individual goals, as we believe that such disclosure would result in competitive harm. Based on our experience in the segments and divisions, we believe these targets were set sufficiently high to provide incentive to achieve a high level of performance. We believe it is difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached. Twenty percent of the award opportunity is determined based on individual performance for Named Executives.
For Mr. McGurk and Mr. Mizel, 80% of their fiscal 2015 MAIP award is determined based on achievement of consolidated adjusted EBITDA and 20% based on individual performance. For Mr. Sondheim, 60% of his fiscal 2015 MAIP award is determined based on the achievement of consolidated adjusted EBITDA, 20% is based on achievement of division EBITDA, and 20% is based on individual performance.
For the Last Fiscal Year, the Named Executives did not receive an MAIP award.

Long-Term Incentive Awards
The Compensation Committee annually considers long-term incentive awards, for which it has the authority to grant a variety of equity-based awards. The primary objective of such awards is to align the interests of executives with those of shareholders by increasing executive share ownership and fostering a long-term focus. In recent years, such awards have been made after fiscal year end in order to permit consideration of year-end performance.
Long-term incentive awards for the Named Executives have historically consisted of stock options and, on occasion, RSUs. These grants were designed to aid in retention, provide a discretionary reward for performance, increase executive ownership, and focus Named Executives on improving share price. No long-term incentive awards were granted in fiscal 2015.
No RSUs are currently outstanding for any Named Executives.
Mr. McGurk’s Compensation Arrangements
Mr. McGurk joined Cinedigm in January 2011 as CEO and Chairman of the Board. Accordingly, Mr. McGurk’s compensation package was created in line with the Company’s current compensation philosophy of a base salary coupled with variable compensation including a large portion of equity-based compensation, through stock options, linked to stock price performance. When negotiating Mr. McGurk’s employment agreement, the Company sought for salary and bonus amounts that were in line with peer group amounts and that would provide incentive for Mr. McGurk with a view toward increasing stockholder value. The Company determined that stock options would align Mr. McGurk’s interests with stockholders and, further, that the escalating exercise price structure of the options (the options are grouped in three tranches which have exercise prices of $1.50, $3.00 and $5.00 per share, respectively) would provide a strong incentive for Mr. McGurk to improve stock performance. Mr. McGurk and the Company entered into a new employment agreement in August 2013, pursuant to which, among other things, Mr. McGurk received a bonus of $250,000 and a grant of stock options to purchase 1,500,000 shares of Class A Common Stock with a price of $1.40 per share and vesting in three equal annual installments.
A summary of Mr. McGurk’s compensation package is located under the heading “Employment agreements and arrangements between the Company and Named Executives” of this Item.
Personal Benefits and Perquisites
In addition to the benefits provided to all employees and grandfathered benefits (provided to all employees hired before January 1, 2005), Named Executives are eligible for an annual physical and supplemental life insurance coverage of $200,000.
It is the Company’s policy to provide minimal and modest perquisites to the Named Executives. With the new employment agreements, most perquisites previously provided, including automobile allowances, have been eliminated.

Employment Agreements for other Named Executives
The Company provides employment agreements to Mr. Mizel and Mr Sondheim, for retention during periods of uncertainty and operational challenge. Additionally, the employment agreements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment agreements and arrangements between the Company and Named Executives” of this Item for a description of the material terms of Mr. Mizel’s and Mr. Sondheim’s employment agreements.
Stock Ownership Guidelines
The Company does not maintain formal stock ownership guidelines for its executive officers.
Policy on Deductibility of Compensation
Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in this proxy statement, unless certain requirements are met. No element of the Company’s compensation, including the annual incentive awards and restricted stock, meets these requirements. Given the Company’s net operating losses, Section 162(m) is not currently a material factor in designing compensation.

Recapture Policy
The Company intends to recapture compensation as currently required under the Sarbanes-Oxley Act and as may be required by the rules promulgated in response to Dodd-Frank. However, there have been no instances to date where it needed to recapture any compensation.
Restriction on Speculative Transactions
The Company’s Insider Trading and Disclosure Policy restricts employees and directors of the Company from engaging in speculative transactions in Company securities, including short sales, and discourages employees and directors of the Company from engaging in hedging transactions, including “cashless” collars, forward sales, and equity swaps, that may indirectly involve short sales. Pre-clearance by the Company is required for any such transaction.
COMPENSATION COMMITTEE REPORT
The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that precedes this Report as required by Item 402(b) of the SEC’s Regulation S-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Proxy Statement.
The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during the Last Fiscal Year and which will be applicable going forward until amended.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Wayne L. Clevenger, Chairman
Peter C. Brown
Laura Nisonger Sims

Named Executives
The following table sets forth certain information concerning compensation received by the Company’s Named Executives, consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher J. McGurk	2015	600,000	250,000	__	__	__	31,009	881,009
Chief Executive Officer and Chairman	2014	600,000	250,000	__	1,253,322	—	29,231	2,132,553
	2013	600,000	—	—	—	—	28,235	628,235

Adam M. Mizel	2015	425,000	—	—	—	—	234,755	659,755
Chief Operating Officer	2014	400,000	150,000	—	548,738	—	30,869	1,129,607
	2013	375,000	—	—	—	100,000	31,416	506,416

William Sondheim	2015	412,380	—	—	—	—	26,442	438,882
President, Cinedigm Entertainment Corp.

(1)
The amounts in this column reflect the grant date fair value for the fiscal years ended March 31, 2015, 2014 and 2013, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended March 31, 2015, included in this Annual Report on Form 10-K (the “Form 10-K”).

(2)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each Named Executive.

(3)
Includes automobile allowances, additional life insurance premiums paid by the Company, certain medical expenses paid by the Company, and the premiums for group term life insurance paid by the Company for each Named Executive, and for Mr. Mizel certain relocation expenses, as follows for the fiscal year ended March 31, 2015: for Mr. McGurk $0, $718, $29,001 and $1,290, for Mr. Mizel $0, $718, $29,001, $450 and $204,587, and for Mr. Sondheim $0, $718, $25,034 and $690; for the fiscal year ended March 31, 2014: for Mr. McGurk, $0, $718, $27,223 and $1,290 and for Mr. Mizel, $8,500, $718, $21,351 and $300; and for the fiscal year ended March 31, 2013: for Mr. McGurk, $0, $718, $26,227 and $1,290 and for Mr. Mizel, $12,000, $718, $18,398 and $300.

Employment agreements and arrangements between the Company and Named Executives
Christopher J. McGurk. On December 23, 2010, the Company entered into an employment agreement with Mr. McGurk (the “2010 McGurk Employment Agreement”), pursuant to which Mr. McGurk served as the Chief Executive Officer of the Company. The term of the 2010 McGurk Employment Agreement commenced on January 3, 2011 and was scheduled to terminate on March 31, 2014. Pursuant to the 2010 McGurk Employment Agreement, Mr. McGurk received an annual base salary of $600,000. In addition, Mr. McGurk received a bonus of $112,500, payable in shares of Class A Common Stock, on March 31, 2011, and was eligible for bonuses for each of the fiscal years ending March 31, 2012 through March 31, 2014, with the target bonus for such years of $450,000, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee. If the Company terminates Mr. McGurk’s employment without cause or he resigns with good reason (as these terms are defined in the 2010 McGurk Employment Agreement), the 2010 McGurk Employment Agreement provided that he was entitled to continued payment of his base salary (and earned bonus) through March 31, 2014, as well as the accelerated vesting of any unvested options granted to him under the 2010 McGurk Employment Agreement. However, if the Company terminated Mr. McGurk’s employment without cause or he resigned with good reason following a change in control of the Company, the 2010 McGurk Employment Agreement provided that he was entitled to a lump sum payment equal to his base salary (and earned bonus) times the greater of (i) two or (ii) the number of months remaining under his employment term divided by 12, as well as the accelerated vesting of any unvested options granted to him under the 2010 McGurk Employment Agreement. Also pursuant to the 2010 McGurk Employment Agreement, Mr. McGurk received an inducement grant of non-statutory options to purchase 4,500,000 shares of Class A Common Stock, which options are grouped in three tranches, consisting of options for 1,500,000 shares having an exercise price of $1.50 per share, options for 2,500,000 shares having an exercise price of $3.00 per share and options for 500,000 shares having an exercise price of $5.00 per share. One-third of the options in each tranche vested on December 23 of each of 2011, 2012 and 2013 and all of the options have a term of ten (10) years.
On August 22, 2013, the Company entered into a new employment agreement with Mr. McGurk (the “2013 McGurk Employment Agreement”), pursuant to which McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company. The term of the 2013 McGurk Employment Agreement continues from January 3, 2011 and will end on March 31,

2017. The 2013 McGurk Employment Agreement supersedes the 2010 McGurk Employment Agreement. Pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk will receive an annual base salary of $600,000 subject to annual reviews and increases in the sole discretion of the Compensation Committee. Mr. McGurk was entitled to receive a bonus of $250,000. In addition, Mr. McGurk is entitled to receive a retention bonus of $750,000, payable in three equal installments on March 31 of each of 2015, 2016 and 2017 in cash or shares of Class A Common Stock, or a combination thereof, at the Compensation Committee’s discretion. In addition, Mr. McGurk will be eligible for bonuses for each fiscal year, with target bonus for fiscal years 2012, 2013 and 2014 of $450,000 and target bonus for fiscal years 2015, 2016 and 2017 of $600,000, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee.

Also pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk received a grant of non-statutory options to purchase 1,500,000 shares of Common Stock, which options have an exercise price of $1.40 and a term of ten (10) years, and one-third (1/3) of which vest on March 31 of each of 2015, 2016 and 2017.

The 2013 McGurk Employment Agreement further provides that Mr. McGurk is entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminates Mr. McGurk’s employment without cause or he resigns with good reason, the 2013 McGurk Employment Agreement provides that he is entitled to receive his base salary through the later of March 31, 2017 or twelve (12) months following such termination as well as bonus earned and approved by the Compensation Committee, reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. McGurk would be entitled to receive a lump sum payment equal to the sum of his then base salary and target bonus amount, multiplied by the greater of (i) two, or (ii) a fraction, the numerator of which is the number of months remaining in the term (but no less than twelve (12), and the denominator of which is twelve. Upon a change in control, any unvested options shall immediately vest provided that Mr. McGurk is an employee of the Company on such date.

Adam M. Mizel. On October 19, 2011, the Company entered into an employment agreement with Adam M. Mizel (the “2011 Mizel Employment Agreement). Pursuant to the 2011 Mizel Employment Agreement, Mr. Mizel served as the Chief Operating Officer and Chief Financial Officer of the Company. The term of the 2011 Mizel Employment Agreement commenced on October 3, 2011 and, after two extensions, ended on October 1, 2013. Pursuant to the 2011 Mizel Employment Agreement, Mr. Mizel received an annual base salary of $375,000, subject to increase for subsequent years at the Compensation Committee’s discretion, and was eligible for a bonus based on overall Company performance with goals established by the Compensation Committee. The 2011 Mizel Employment Agreement provided that Mr. Mizel was entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminated Mr. Mizel’s employment without cause or he resigned with good reason (as these terms are defined in the 2011 Mizel Employment Agreement), the 2011 Mizel Employment Agreement provided that he was entitled to continued payment of his base salary (and earned bonus) for 12 months following his termination as well as the accelerated vesting of any unvested options granted to him under the 2011 Mizel Employment Agreement. However, if the Company terminated Mr. Mizel’s employment without cause or he resigned with good reason following a change in control of the Company, the 2011 Mizel Employment Agreement provided that he was entitled to a lump sum payment equal to his base salary (and earned bonus) times the greater of (i) two or (ii) the number of months remaining under his employment term divided by 12, as well as the accelerated vesting of any unvested options granted to him under the 2011 Mizel Employment Agreement.
On October 15, 2013, the Company entered into a new employment agreement with Mr. Mizel (the “2013 Mizel Employment Agreement”). Pursuant to the 2013 Mizel Employment Agreement, Mr. Mizel will continue to serve as the Chief Operating Officer and Chief Financial Officer of the Company. The Mizel Agreement continues the 2011 Mizel Employment Agreement as amended until September 30, 2014. Pursuant to the 2013 Mizel Employment Agreement, Mizel will receive an annual base salary of $425,000 effective as of October 1, 2013, subject to annual reviews and increases in the sole discretion of the Compensation Committee. Mr. Mizel will be eligible for bonuses for each fiscal year, with target bonus for fiscal years 2014 and 2015 of $212,500, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee. In addition, Mr. Mizel was entitled to receive a bonus of $150,000.

Also pursuant to the 2013 Mizel Employment Agreement, Mr. Mizel received a grant of non-statutory options to purchase 600,000 shares of Class A Common Stock , which options have an exercise price of $1.53 and a term of ten (10) years, and one-third (1/3) of which vest on October 15 of each of 2014, 2015 and 2016.

The 2013 Mizel Employment Agreement further provides that Mr. Mizel is entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminates Mr. Mizel’s employment without cause or he resigns with good reason, the Employment Agreement provides that he is entitled to receive his base salary for twelve (12) months following such termination as well as earned bonuses, reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. Mizel would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount.
On November 14, 2014, the Company and Mr. Mizel entered into an amendment pursuant to which, effective as of October 1, 2013, the 2013 Mizel Employment Agreement was extended through March 31, 2015.
William S. Sondheim. On December 4, 2014, Cinedigm Entertainment Corp., a wholly-owned subsidiary of Cinedigm, entered into an employment agreement with William Sondheim (the “Sondheim Employment Agreement”), pursuant to which Mr. Sondheim will serve as President of Cinedigm Entertainment Corp. and President of Cinedigm Home Entertainment, LLC, a wholly-owned indirect subsidiary of Cinedigm. The term of the Sondheim Employment Agreement is from October 1, 2014 through September 30, 2016. Pursuant to the Sondheim Employment Agreement, Mr. Sondheim will receive an annual base salary of $412,000 subject to increase at the discretion of the Compensation Committee. In addition, Mr. Sondheim will be eligible for bonuses for each fiscal year, with target bonus for fiscal years 2015 and 2016 of $144,200, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee.
The Sondheim Employment Agreement further provides that Mr. Sondheim is entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminates Mr. Sondheim’s employment without cause or he resigns with good reason, the Sondheim Employment Agreement provides that he is entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination as well as earned salary and bonus(es), reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. Sondheim would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount.
Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2015, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of common stock issuable upon exercise of outstanding options (1)	Weighted average of exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the Plan”) approved by shareholders	5,908,670	$1.72	5,312,307
Cinedigm compensation plans not approved by shareholders (2)	5,015,000	$2.62	—

(1)	Shares of Cinedigm Class A Common Stock.

(2)	Reflects stock options which were not granted under the Plan.

Our Board originally adopted the Plan on June 1, 2000 and our shareholders approved the Plan by written consent in July 2000. Certain terms of the Plan were last amended and approved by our shareholders in September 2014. Under the Plan, we may grant incentive and non-statutory stock options, stock, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance awards and other equity-based awards to our employees, non-employee directors and consultants. The primary purpose of the Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The term of the Plan expires on June 1, 2020. As of March 31, 2015, there were 5,908,670 stock options outstanding to purchase shares of Class A Common Stock and there were 5,312,307 shares of Class A Common Stock available for issuance under the Plan.
As of June 22, 2015, stock options outstanding covering 6,033,670 shares of the Company’s Class A Common Stock had been granted under the Plan. During the Last Fiscal Year, 141,000 stock options were exercised.
Options granted under the Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non‑statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 500,000 shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 500,000 shares per year of the award may be granted, and during which period no additional options may be granted to such participant.
Grants of restricted stock and restricted stock units are subject to vesting requirements, generally vesting over periods up to three years, determined by the Compensation Committee and set forth in notices to the participants. Grants of stock, restricted stock and restricted stock units shall not exceed 40% of the total number of shares available to be issued under the Plan.
Stock appreciation rights (“SARs”) consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid in cash or shares of Class A Common Stock or a combination thereof. Grants of SARs are subject to vesting requirements, similar to those of stock options, determined by the Compensation Committee and set forth in agreements between the Company and the participants. RSUs shall be similar to restricted stock except that no Class A Common Stock is actually awarded to the Participant on the grant date of the RSUs and the Compensation Committee shall have the discretion to pay such RSUs upon vesting in cash or shares of Class A Common Stock or a combination thereof.
Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Class A Common Stock, or other securities of the Company, and may be paid in shares of Class A Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. Grants of performance awards shall not cover the issuance of shares that would exceed 20% of the total number of shares available to be issued under the Plan, and no more than 500,000 shares pursuant to any performance awards shall be granted to one participant in a calendar year unless pursuant to a multi-year award. The terms of grants of performance awards would be set forth in agreements between the Company and the participants. Our Class A Common Stock is listed for trading on the Nasdaq under the symbol “CIDM”.
The following table sets forth certain information concerning outstanding equity awards of the Company’s Named Executives at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2015

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J.	1,500,000	(2)	—		1.50	12/23/2020	—	—
McGurk	2,500,000	(2)	—		3.00	12/23/2020	—	—
	500,000	(2)	—		5.00	12/23/2020	—	—
	1,000,000	(3)	500,000	(3)	1.40	8/22/2023	—	—

Adam M.	450,000	(4)	—		1.37	8/11/2015	—	—
Mizel	281,250	(5)	93,750	(5)	1.49	8/17/2021	—	—
	93,750	(5)	31,250	(5)	3.00	8/17/2021	—	—
	200,000	(6)	400,000	(6)	1.53	10/15/2023	—	—

William S. Sondheim	187,500	(7)	62,500	(7)	1.75	10/21/2023	—	—

(1)	Reflects stock options granted under the Company’s Second Amended and Restated 2000 Equity Incentive Plan, except certain options granted to Mr. McGurk and Mr. Sondheim.

(2)	Reflects stock options not granted under the Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.

(3)	Of such total options, 1/3 vest on March 31 of each 2015, 2016 and 2017.

(4)	Such options vested on August 11, 2012.

(5)	Of such total options, 1/4 vest on August 17 of each 2012, 2013, 2014 and 2015.

(6)	Of such total options, 1/3 vest on October 15 of each of 2014, 2015 and 2016.

(7)	Reflects stock options not granted under the Plan. Of such total options, 1/4 vest on October 21 of each of 2015, 2016 and 2017.

Directors
The following table sets forth certain information concerning compensation earned by the Company’s Directors for services rendered as a director during the Last Fiscal Year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Peter C. Brown	23,000	50,000	73,000
Wayne L. Clevenger (1)	13,000	50,000	63,000
Matthew W. Finlay (1)	13,000	50,000	63,000
Martin B. O’Connor	13,000	50,000	63,000
Laura Nisonger Sims (2)	13,000	50,000	63,000

(1)	Such payments were paid to MidMark Investments.

(2)	Such payments were paid to Sageview Capital.

Each director who is not an employee of the Company is compensated for services as a director by receiving an annual cash retainer for Board service of $8,000; an annual stock retainer of $50,000 in Common Stock (based on grant date stock price); a committee retainer of $1,000 for participation on one or more committees (maximum of $1,000); and a per meeting fee for in-person attendance at Board meetings of $1,000. In addition to the cash and stock retainers paid to all non-employee Directors for Board service, the Lead Independent Director receives a fixed amount to be determined by the Nominating and Governance Committee, in lieu of committee fees. Additional compensation as a chairperson is paid if the Lead Independent Director chairs a committee. The Company requires that Directors agree to retain 100% of their net after tax shares received for board service until separation from the Company. In addition, the Directors are reimbursed by the Company for expenses of traveling on Company business, which to date has consisted of attending Board and Committee meetings.

The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed in Part III, Item 10 of this Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of June 22, 2015, the Company’s directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 49.5% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.
The following table sets forth as of June 22, 2015, certain information with respect to the beneficial ownership of the Class A Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executives”), and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	5,367,400	(c)	6.8%
Adam M. Mizel	1,470,708	(d)	1.9%
William S. Sondheim	62,500	(e)	*
Gary S. Loffredo	596,612	(f)	*
Peter C. Brown	635,566	(g)	*
Wayne L. Clevenger c/o MidMark Equity Partners II, L.P., 177 Madison Avenue Morristown, NJ 07960	2,193,575	(h)	2.9%
Matthew W. Finlay c/o MidMark Equity Partners II, L.P., 177 Madison Avenue Morristown, NJ 07960	2,171,989	(i)	2.9%
Martin B. O’Connor II	187,382		*
Laura Nisonger Sims c/o Sageview Capital Master, L.P. 245 Lytton Avenue, Suite 250 Palo Alto, CA 94301	—		—
Sageview Capital Master, L.P. 245 Lytton Avenue, Suite 250 Palo Alto, CA 94301	17,001,511	(j)(p)	18.7%
Peak6 Capital Management LLC 141 W. Jackson Blvd, Suite 500 Chicago, IL 60604	16,491,446	(k)(p)	18.2%
HighbridgeCapital Management, LLC 40 West 57th Street, 33rd Floor New York, NY 10019	7,628,531	(l)(p)	9.4%
Ronald L. Chez 291 E. Lake Shore Drive Chicago, IL 60611	6,583,498	(m)(p)	8.7%
Wolverine Asset Management, LLC 175 West Jackson Blvd., Suite 340 Chicago, IL 60604	4,947,434	(n)(p)	6.3%

All directors and executive officers as a group (10 persons)	10,627,913	(o)	13.1%
____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 902 Broadway, 9th Floor, New York, New York 10010.

(b)
Applicable percentage of ownership is based on 74,491,762 shares of Class A Common Stock outstanding as of June 22, 2015 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 22, 2015 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown.

(c)	Includes 5,000,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(d)	Includes 1,025,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(e)	Includes 62,500 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(f)	Includes 406,612 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(g)	Includes 528,382 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(h)
Mr. Clevenger is Managing Director of MidMark and of MidMark Investments, Inc. (“MidMark Investments”) and a managing member of MidMark Advisors II, LLC. Includes 73,256 shares of Class A Common Stock owned directly, 60,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options held by MidMark and MidMark Investments and 2,080,319 shares owned by MidMark. Other than the 73,256 shares first described, Mr. Clevenger disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(i)
Mr. Finlay is Managing Director of MidMark and of MidMark Investments. Includes 51,670 shares of Class A Common Stock owned directly, 60,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options held by MidMark and MidMark Investments and 2,080,319 shares owned by MidMark. Other than the 51,670 shares first described, Mr. Finlay disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(j)
Includes 16,732,824 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned by Sageview Capital Master Fund, L.P. (“Sageview Master”). Sageview Capital Partners (A), L.P. (“Sageview A”), Sageview Capital Partners (B), L.P. (“Sageview B”) and Sageview Capital Partners (C) (Master), L.P. (“Sageview C”) are the sole shareholders of Sageview Master. Sageview Capital GenPar, Ltd. (“Sageview Ltd.”) is the sole general partner of each of Sageview A, Sageview B and Sageview C. Sageview Capital GenPar, L.P. (“Sageview GenPar”) is the sole shareholder of Sageview Ltd. Sageview Capital MGP, LLC (“Sageview MGP”) is the sole general partner of Sageview GenPar. Edward A. Gilhuly and Scott M. Stuart are managing and controlling persons of Sageview MGP. Messrs. Gilhuly and Stuart have shared voting and dispositive power with respect to the securities beneficially owned by Sageview Master. Each of Sageview A, Sageview B, Sageview C, Sageview Ltd., Sageview GenPar, Sageview MGP and Messrs. Gilhuly and Stuart disclaims beneficial ownership of such securities, except to the extent of its or his pecuniary interest therein, if any.

(k)
Includes 16,491,446 shares underlying 5.5% Convertible Senior Notes due 2035. Peak6 Capital Management LLC (“Peak6”) is owned by Peak6 Investments, L.P., which is primarily owned by Aleph6 LLC. Matthew Hulsizer and Jennifer Just own and control Aleph6 LLC. Each of these entities and individuals has shared power to vote or direct the vote of, and to dispose or direct the disposition of such shares.

(l)
Includes 7,628,531 shares underlying 5.5% Convertible Senior Notes due 2035. Highbridge Capital Management, LLC (“Highbridge”) is the trading manager of Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (collectively, the “Highbridge Funds”), which hold the 5.5% Convertible Senior Notes due 2035. Highbridge may be deemed to be the beneficial owner of such shares.

(m)	Includes 975,000 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants.

(n)
Includes 4,947,434 shares underlying 5.5% Convertible Senior Notes due 2035. The sole member and manager of Wolverine Asset Management (“WAM”) is Wolverine Holdings, L.P. (“Wolvering Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolvering Holdings.

(o)	Includes 6,596,612 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(p)
Based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, and filed by such stockholder with the SEC through June 22, 2015 and information provided by the holder or otherwise known to the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions
The Audit Committee, pursuant to its charter, it is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations, by review in advance or ratification afterward. The Audit Committee charter does not set forth specific standards to be applied; rather, the Audit Committee reviews each transaction individually on a case-by-case, facts and circumstances basis.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements in the Form 10-K, including a discussion of the acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
The Audit Committee reviewed and discussed with the independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited financial statements with the standards of the Public Company Accounting Oversight Board, the matters required to be discussed by Statements on Auditing Standards (SAS 61), as may be modified or supplemented, and their judgments as to the acceptability of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under the standards of the Public Company Accounting Oversight Board.
In addition, the Audit Committee has discussed with the independent registered public accounting firm their independence from management and the Company, including receiving the written disclosures and letter from the independent registered public accounting firm as required by the Independence Standards Board Standard No. 1, as may be modified or supplemented, and has considered the compatibility of any non-audit services with the auditors’ independence.
The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations and the overall quality of the Company’s financial reporting.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2014 for filing with the SEC.
Respectfully submitted,
The Audit Committee of the Board of Directors
Matthew W. Finlay, Chairman
Peter C. Brown
Laura Nisonger Sims
THE FOREGOING AUDIT COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.
EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2016.
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2015 and 2014. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2015	2014
(1) Audit Fees	$575,380	$627,860
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$575,380	$627,860

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2015 and 2014 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2015 and 2014, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

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

CINEDIGM CORP.

Date:	June 30, 2015	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 30, 2015	By:	/s/ Jeffrey S. Edell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

SIGNATURES(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 30, 2015
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey S. Edell	Chief Financial Officer	June 30, 2015
Jeffrey S. Edell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam M. Mizel	Chief Operating Officer and Director	June 29, 2015
Adam M. Mizel

/s/ Gary S. Loffredo	President of Digital Cinema, General Counsel,	June 30, 2015
Gary S. Loffredo	Secretary and Director

/s/ Peter C. Brown	Director	June 30, 2015
Peter C. Brown

/s/ Wayne L. Clevenger	Director	June 30, 2015
Wayne L. Clevenger

/s/ Matthew W. Finlay	Director	June 30, 2015
Matthew W. Finlay

/s/ Martin B. O'Connor II	Director	June 30, 2015
Martin B. O'Connor II

/s/ Laura Nisonger Sims	Director	June 30, 2015
Laura Nisonger Sims

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	‑	Membership Interest Purchase Agreement, dated as of October 17, 2013, by and between the Company, Holdings, Gaiam Americas, Inc. and Gaiam, Inc. (26)
2.2	‑	[intentionally omitted]
2.3	‑
Stock Purchase Agreement, dated as of April 19, 2012, by and among the Company, Steve Savage, Susan Margolin and Aimee Connolly. (19) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

3.1	‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended. (23)
3.2	‑	Bylaws of the Company. (15)
3.2.1	‑	Amendment No. 1 to Bylaws of the Company. (16)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (10)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (22)
4.4	‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (22)

4.5	‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (22)

4.6	‑
Guaranty Agreement, dated as of October 17, 2013, by each of the signatories thereto and each of the other entities which becomes a party thereto, in favor of Société Générale, as Administrative Agent for the lenders. (26)

4.7	‑
Security Agreement, dated as of October 20, 2013, by and among the Company, the other Loan Parties signatory thereto, certain subsidiaries of the Company that may become party thereto from time to time, and Société Générale, as Collateral Agent for the Secured Parties. (26)

4.7.1	‑
Amended and Restated Security Agreement, dated as of April 29, 2015 to Security Agreement, dated as of October 20, 2013, by and among the Company, the loan parties party thereto and the Company’s subsidiaries party thereto in favor of the Collateral Agent, and OneWest Bank, FSB as Collateral Agent for the Secured Parties. (32)

4.8	‑
Indenture (including Form of Note), dated as of April 29, 2015, with respect to the Company’s 5.5% Convertible Senior Notes due 2035, by and between the Company and U.S. Bank National Association, as Trustee. (32)

4.9	‑	Form of Note issued on October 21, 2013. (26)
4.10	‑	Form of Warrant issued on October 21, 2013. (26)
4.11	‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.12	‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.13	‑	[intentionally omitted]
4.14	‑	[intentionally omitted]
4.15	‑	[intentionally omitted]
4.16	‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (22)

4.17	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (22)
4.18	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (22)
4.19	‑	Registration Rights Agreement among Cinedigm Digital Cinema Corp. and the Investors party thereto dated July 7, 2011. (18)

43

4.20	‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (20)

4.21	‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (20)
4.22	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (20)

4.23	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (20)

4.24	‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, as Collateral Agent. (20)
4.25	‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, as Collateral Agent. (20)
10.1	‑	[intentionally omitted]
10.2	‑	Employment Agreement between Cinedigm Corp. and Adam M. Mizel dated as of October 1, 2013. (25)
10.2.1	‑	Amendment to Employment Agreement between Cinedigm Corp. and Adam M. Mizel dated as of November 14, 2014. (28)
10.3	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.3.1	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.3.2	‑	Form of Notice of Restricted Stock Award. (6)
10.3.3	‑	Form of Non-Qualified Stock Option Agreement. (7)
10.3.4	‑	Form of Restricted Stock Unit Agreement (employees). (8)
10.3.5	‑	Form of Stock Option Agreement. (3)
10.3.6	‑	Form of Restricted Stock Unit Agreement (directors). (8)
10.3.7	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (9)
10.3.8	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.3.9	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.3.10	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.3.11	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.3.12	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (29)
10.4	‑	Cinedigm Corp. Management Incentive Award Plan. (13)
10.5	‑	[intentionally omitted]
10.6	‑	Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of June 9, 2014. (27)
10.5	‑	Form of Indemnification Agreement for non-employee directors. (14)
10.7	‑	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.8	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (30)
10.9	‑	[intentionally omitted]
10.10	‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (5)
10.10.1	‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.2	‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.3	‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)

10.10.4	‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (4)
10.11	‑	Employment Agreement between the Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (25)
10.12	‑
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

10.13	‑
Purchase Agreement dated as of April 23, 2015 between the Company and Piper Jaffray & Co., as Initial Purchaser, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (32)

10.14	‑	Forward Stock Purchase Confirmation, dated April 24, 2015, by and between the Company and Société Générale, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (32)
10.15	‑	[intentionally omitted]
10.16	‑	[intentionally omitted]
10.17	‑	[intentionally omitted]
10.18	‑	[intentionally omitted]
10.19	‑
Amended and Restated Credit Agreement, dated as of January 7, 2014, among the Company, the Lenders party thereto, and Société Générale, as Administrative Agent and OneWest Bank, FXB, Collateral Agent. (31) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.1	‑
Second Amended and Restated Credit Agreement, dated as of April 29, 2015, among the Company, the Lenders party thereto, Société Générale, as Administrative Agent, and OneWest Bank, FSB, as Collateral Agent. (32)

10.19.2	‑	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 16, 2015, among Cinedigm Corp and Société Générale as Administrative Agent.*
10.20	‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (22)

10.21	‑	[intentionally omitted]
10.22	‑	[intentionally omitted]
10.23	‑	[intentionally omitted]
10.24	‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investors party thereto. (26)
10.25	‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investor party thereto. (26)
10.26	‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (24)
10.27	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (16)
10.28	‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent and the Lenders party thereto. (20)

10.29	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Agent and Ballantyne Strong, Inc., as Approved Vendor. (20)

10.30	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (20)
10.31	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (20)
10.32	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (20)
10.33	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (20)
21.1	‑	List of Subsidiaries.*
23.1	‑	Consent of EisnerAmper LLP.*

24.1	‑	Powers of Attorney.* (Contained on signature page)
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑	XBRL Instance Document.*
101.SCH	‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑	XBRL Taxonomy Extension Label.*
101.PRE	‑	XBRL Taxonomy Extension Presentation.*

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

(16) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on July 7, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on November 13, 2014 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2014 (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on October 23, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on June 13, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on November 14, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on February 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2014 (File No. 001-31810).

(31) Previously filed with the Securities and Exchange Commission on June 26, 2015 as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on April 29, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

