Form 10-Q
period 2015-06-30
Cinedigm Corp.
filed 2015-08-12
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2015

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

As of August 7, 2015, 74,946,814 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 11,791,384 shares subject to our forward purchase transaction.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$29,247	$18,999
Accounts receivable, net	55,910	59,591
Inventory	3,079	3,210
Unbilled revenue	4,931	5,065
Prepaid and other current assets	18,884	19,950
Note receivable, current portion	130	128
Total current assets	112,181	106,943
Restricted cash	6,751	6,751
Security deposits	156	156
Property and equipment, net	89,784	98,561
Intangible assets, net	30,328	31,784
Goodwill	26,701	26,701
Debt issuance costs, net	9,904	7,586
Accounts receivable, long-term	1,187	1,208
Note receivable, net of current portion	16	15
Total assets	$277,008	$279,705

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(continued)

	June 30, 2015	March 31, 2015
LIABILITIES AND DEFICIT	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$72,954	$77,147
Current portion of notes payable, non-recourse (see Note 5)	32,607	32,973
Current portion of notes payable	15,127	24,294
Current portion of capital leases	658	640
Current portion of deferred revenue	2,846	2,760
Total current liabilities	124,192	137,814
Notes payable, non-recourse, net of current portion (see Note 5)	114,531	124,325
Notes payable, net of current portion	67,857	21,750
Capital leases, net of current portion	4,688	4,855
Deferred revenue, net of current portion	9,394	10,098
Total liabilities	320,662	298,842
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively. Liquidation preference of $3,648	3,559	3,559
Class A common stock, $0.001 par value per share; 210,000,000 and 210,000,000 shares authorized; 77,266,774 and 77,178,494 shares issued and 74,494,334 and 77,075,614 shares outstanding at June 30, 2015 and March 31, 2015, respectively	77	77
Class B common stock, $0.001 par value per share; 1,241,000 shares authorized; 1,241,000 shares issued and 0 shares outstanding, at June 30, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	266,981	277,984
Treasury stock, at cost; 2,772,440 and 51,440 Class A common shares at June 30, 2015 and March 31, 2015, respectively	(2,839)	(172)
Accumulated deficit	(311,324)	(300,350)
Accumulated other comprehensive loss	(59)	(57)
Total stockholders’ deficit of Cinedigm Corp.	(43,605)	(18,959)
Deficit attributable to noncontrolling interest	(49)	(178)
Total deficit	(43,654)	$(19,137)
Total liabilities and deficit	$277,008	$279,705

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	For the Three Months Ended June 30,
	2015	2014
Revenues	$22,828	$22,857
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	7,292	8,504
Selling, general and administrative	9,616	7,709
Provision for doubtful accounts	339	94
Restructuring, transition and acquisition expenses, net	133	946
Depreciation and amortization of property and equipment	9,357	9,376
Amortization of intangible assets	1,459	1,885
Total operating expenses	28,196	28,514
Loss from operations	(5,368)	(5,657)
Interest expense, net	(5,130)	(5,035)
Loss on extinguishment of debt	(931)	—
Other income, net	108	139
Change in fair value of interest rate derivatives	2	(259)
Loss from continuing operations	(11,319)	(10,812)
Income from discontinued operations	—	149
Net loss	(11,319)	(10,663)
Net loss attributable to noncontrolling interest	434	—
Net loss attributable to controlling interests	(10,885)	(10,663)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(10,974)	$(10,752)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(0.16)	$(0.14)
Net loss attributable to common shareholders	$(0.16)	$(0.14)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	67,321,777	76,567,128

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2015	2014
Net loss	$(11,319)	$(10,663)
Other comprehensive (loss) income: foreign exchange translation	(2)	56
Comprehensive loss	(11,321)	(10,607)
Less: comprehensive loss attributable to noncontrolling interest	434	—
Comprehensive loss attributable to controlling interests	$(10,887)	$(10,607)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(11,319)	$(10,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	10,816	11,261
Amortization of debt issuance costs included in interest expense	587	437
Provision for doubtful accounts	339	94
Stock-based compensation and expenses	672	651
Change in fair value of interest rate derivatives	(2)	259
Accretion and PIK interest expense added to note payable	565	631
Loss on extinguishment of debt	931	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	3,363	19,301
Inventory	131	294
Unbilled revenue	134	394
Prepaid expenses and other assets	1,024	471
Accounts payable, accrued expenses and other liabilities	(4,518)	(20,115)
Deferred revenue	(618)	(591)
Net cash provided by operating activities	2,105	2,424
Cash flows from investing activities:
Contributions from noncontrolling interest	563	—
Purchases of property and equipment	(580)	(331)
Purchases of intangible assets	(3)	(4)
Additions to capitalized software costs	—	(483)
Net cash used in investing activities	(20)	(818)
Cash flows from financing activities:
Payment of notes payable	(28,796)	(14,862)
Net repayments under revolving credit agreement	(9,167)	—
Proceeds from issuance of 5.5% Convertible Notes	64,000	—
Payment for structured stock repurchase forward contract	(11,440)	—
Repurchase of Class A common stock	(2,667)	—
Principal payments on capital leases	(149)	(147)
Payments of debt issuance costs	(3,618)	—
Costs associated with issuance of Class A common stock	—	(70)
Net cash provided by (used in) financing activities	8,163	(15,079)
Net change in cash and cash equivalents	10,248	(13,473)
Cash and cash equivalents at beginning of period	18,999	50,215
Cash and cash equivalents at end of period	$29,247	$36,742

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company,” "we," "us," or similar pronouns). We are (i) a leading distributor and aggregator of independent movie, television and other short form content, managing a distribution rights library of close to 50,000 titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a leading servicer of digital cinema assets on more than 12,000 movie screens in both North America, Australia and New Zealand.

We report our financial results in the following reportable segments: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States, and in Australia and New Zealand, which are non-recourse to the other segments of our business. Our Services segment provides fee based support to more than 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collections and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to have a controlling financial interest are consolidated and recorded net of tax as net income (loss) attributable to noncontrolling interest. See Note 4 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling interests.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of June 30, 2015, we had approximately $147.3 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to our other business segments (see also Note 5 - Notes Payable). We also had approximately $84.1 million of outstanding debt principal that is a part of our corporate operations and therefore has not been attributed to a reportable segment.

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035. We used $18.6 million of the net proceeds from the offering to repay and terminate one of the term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. We also repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to a forward purchase contract that may be settled at any time prior to the fifth anniversary of the issuance of the Convertible Notes. In connection with the Convertible Notes offering, we recorded debt issuance costs of $3.6 million for the three months ended June 30, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

We have incurred net losses historically and have an accumulated deficit of $311.3 million as of June 30, 2015. We also have significant contractual obligations related to our recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2016 and beyond. We may continue to generate net losses for the foreseeable future. Based on our cash position at June 30, 2015, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least September 30, 2016. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which it has a controlling interest and reflect all normal and recurring adjustments necessary for the fair presentation of its financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under GAAP, interim accounting for certain expenses, such as the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal.

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

ADVANCES
Advances, which are recorded within prepaid and other current assets within the Condensed Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record charges for amounts that we expect may not be recoverable as of the balance sheet date.

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

RESTRICTED CASH

We have debt obligations that require us to maintain specified cash balances, which are restricted to repayment of interest. In connection with our 2013 Term Loans and Prospect Loan (see Note 5 - Notes Payable), we maintain the following restricted cash balances:

(in thousands)	As of June 30, 2015	As of March 31, 2015
Reserve account related to the 2013 Term Loans	$5,751	$5,751
Reserve account related to the 2013 Prospect Loan Agreement	1,000	1,000
	$6,751	$6,751

DEBT ISSUANCE COSTS

Debt issuance costs consist of unamortized costs related to the 2013 Term Loans, Prospect Loan, the revolving loan under the Cinedigm Credit Agreement and the Convertible Notes (see Note 5 - Notes Payable). Such costs are primarily amortized under the effective interest rate method over the terms of the respective debt obligations.

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
Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized. Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the Condensed Consolidated Statements of Operations.

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the Condensed Consolidated Statements of Operations depending on whether the derivative qualifies for hedge accounting. We have entered into two separate interest rate cap transactions to limit our exposure to interest rates related to our 2013 Term Loans and Prospect Loan. The interest rate caps on the 2013 Term Loans and Prospect Loan mature in March of 2016 and 2018, respectively. We have not sought hedge accounting treatment for these instruments and therefore, changes in the value of our interest rate derivatives were recorded in the Condensed Consolidated Statements of Operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	172	—	172
	$6,751	$172	$—	$6,923

	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	208	—	28
	$6,751	$208	$—	$6,959

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At June 30, 2015 and March 31, 2015, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized.  An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2015 and 2014, no impairment charge was recorded from continuing operations for long-lived assets or finite-lived assets.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis in the fourth quarter of each fiscal year as of March 31, or more often if warranted by events or changes in circumstances indicating that the carrying value of a reporting unit may exceed fair value, also known as impairment indicators. Our process of evaluating goodwill for impairment involves the determination of fair value of goodwill in our Content & Entertainment reporting unit, the only reporting unit with goodwill, compared to its carrying value.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2015 and 2014.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year, at which point the VPFs phase out.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time. Beginning in December 2015, certain Phase 1 DC Systems will have reached the conclusion of their deployment period. In accordance with existing agreements with distributors, a substantial portion of VPF revenues will cease to be recognized on such Systems. While the absence of such Systems is not expected to be material to the Condensed Consolidated Statements of Operations during the fiscal year ending March 31, 2016, it is expected to have a material cumulative impact in subsequent periods.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter.  Further, if cost recoupment occurs before the end of the eighth contract year, the studio will pay us a one-time “cost recoupment bonus”. Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee that is generally $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). These upfront activation fees are recognized in the period in which these Systems were delivered and are ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, royalty expenses, marketing and direct personnel costs.

PARTICIPATIONS AND ROYALTIES PAYABLE

We record liabilities within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet, that represent amounts owed to studios or content producers for which we provide content distribution services for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended June 30,
(In thousands)	2015	2014
Direct operating	$6	$3
Selling, general and administrative	666	615
	$672	$618

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2015 and 2014 was $0.90 and $1.60, respectively. There were 25,000 and 34,443 stock options exercised during the three months ended June 30, 2015 and 2014, respectively.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2015	2014
Range of risk-free interest rates	1.4 - 1.7%	1.6 - 1.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	70.6 - 70.9%	71.7 - 72.1%

The risk-free interest rate used in the Black-Scholes option pricing model for options granted under our stock option plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives. We do not currently anticipate paying any cash dividends on common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option pricing model.  We estimate the expected life of options granted under our stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options. We estimate expected volatility for options granted under our stock option plans based on a measure of our Class A common stock's historical volatility in the trading market.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common shareholders =	Net loss attributable to common shareholders
Weighted average number of common stock shares outstanding during the period

Shares issued and treasury shares repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Equity are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding as of June 30, 2015 excludes approximately 11.8 million shares that will be repurchased as a result of the forward stock purchase transaction.

Loss per share from continuing operations is calculated similarly to basic and diluted loss per common share attributable to common shareholders, except that it uses loss from continuing operations in the numerator and takes into account the net loss attributable to noncontrolling interest.

We incurred net losses for each of the three months ended June 30, 2015 and 2014, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 29,393,869 shares and 28,819,170 shares as of June 30, 2015 and 2014, respectively, were excluded from the computation of earnings per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of June 30, 2015 and 2014, our comprehensive loss consisted of a net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. On July 9 2015, the FASB agreed to delay the effective date of this standard by one year. The guidance will be effective during our fiscal year ending March 31, 2019. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2014, we made the strategic decision to discontinue and exit our software business and therefore executed a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), our direct, wholly owned subsidiary, in order to focus on physical and digital distribution of entertainment content and servicing our existing digital cinema business. Furthermore, we believed that Software, which was previously included in our Services segment, no longer complemented our businesses. As a result, Software has been reclassified as discontinued operations for all periods presented. On September 23, 2014, we completed the sale of Software to a third party and recognized a loss on sale of $3.3 million.
Details of income from discontinued operations are as follows:

(In thousands)	For the Three Months Ended June 30, 2014
Revenues	$1,049
Costs and Expenses:
Direct operating	175
Selling, general and administrative	532
Research and development	9
Total operating expenses	716
Income from operations	333
Other expense, net	(85)
Income before provision for income taxes	248
Provision for income taxes	99
Income from discontinued operations, net of taxes	$149

4.	OTHER INTERESTS

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 ("ASC 810"), “Consolidation." ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings' economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings' financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of June 30, 2015 and March 31, 2015, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.3 million as of June 30, 2015 and March 31, 2015, which are included within our accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2015 and 2014, we received $0.3 million, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Condensed Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at June 30, 2015 and March 31, 2015 was $8.3 million and $6.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million, and accordingly, we have recorded $0 in investment in CDF2 Holdings on our Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015.

Noncontrolling Interest in CONtv

In June 2014, we and Wizard World, Inc. formed CON TV, LLC (“CONtv”) to fund, design, create, launch, and operate a worldwide digital network that creates original content, and sells and distributes on-demand digital content via the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

We have determined that we have a controlling financial interest in CONtv. As a result, and in accordance with ASC 810, we have consolidated the financial position and results of operations of CONtv as of and for the fiscal quarter ended June 30, 2015.

During the three months ended June 30, 2015, we made total contributions of $0.6 million in CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $49 thousand and $0.2 million as of June 30, 2015 and March 31, 2015, respectively. The noncontrolling interest's share of net loss was $0.4 million for the three months ended June 30, 2015.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of June 30, 2015		As of March 31, 2015
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$24,750	$29,089	$25,125	$36,418
Prospect Loan	—	67,449	—	67,967
KBC Facilities	7,649	17,451	7,649	19,361
P2 Vendor Note	133	375	125	393
P2 Exhibitor Notes	75	167	74	186
Total non-recourse notes payable	$32,607	$114,531	$32,973	$124,325

5.5% Senior Convertible Notes Due 2035	—	64,000	—	—
Cinedigm Term Loans	—	—	—	17,965
Cinedigm Revolving Loans	15,127	—	24,294	—
2013 Notes	—	3,857	—	3,785
Total recourse notes payable	$15,127	$67,857	$24,294	$21,750
Total notes payable	$47,734	$182,388	$57,267	$146,075

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Note.

2013 Term Loans

In February 2013, CDF I, our wholly owned subsidiary, entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale and other lenders. Under the terms of the 2013 Credit Agreement, CDF I may borrow an aggregate principal amount of $130.0 million, $5.0 million of which was allowed to be assigned to an affiliate of CDF I.

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at June 30, 2015 was 0.19%.

The 2013 Credit Agreement also requires each of CDF I’s existing and future direct and indirect domestic subsidiaries (the "Guarantors") to guarantee the obligations under the 2013 Credit Agreement with a first priority perfected security interest in all of the collective assets of CDF I and the Guarantors, including real estate owned or leased, and all capital stock or other equity interests in C/AIX, our wholly owned subsidiary and the direct holder of CDF I’s equity. The 2013 Credit Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $4.0 million and $3.9 million as of June 30, 2015 and March 31, 2015, respectively, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of June 30, 2015 and March 31, 2015, the debt service fund had a balance of $5.8 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

(In thousands)	As of June 30, 2015	As of March 31, 2015
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(71,070)	(63,348)
Discount on 2013 Term Loans	(178)	(196)
2013 Term Loans, net	53,839	61,543
Less current portion	(24,750)	(25,125)
Total long term portion	$29,089	$36,418

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $6.0 million and $6.5 million as of June 30, 2015 and March 31, 2015, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2015 and March 31, 2015, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	As of June 30, 2015	As of March 31, 2015
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,066	3,640
Payments to date	(6,617)	(5,673)
Prospect Loan, net	67,449	67,967
Less current portion	—	—
Total long term portion	$67,449	$67,967

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal quarter ended June 30, 2015. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	As of June 30, 2015	As of March 31, 2015
1	22,336	3.75%	September 2018	9,574	10,371
2	13,312	3.75%	September 2018	6,181	6,656
3	11,425	3.75%	March 2019	6,120	6,528
4	6,450	3.75%	December 2018	3,225	3,455
	$53,523			25,100	27,010

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.28% at June 30, 2015, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015 we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless repurchased earlier, redeemed or converted and will be convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 824.5723 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.21 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $0.6 million during the period ended June 30, 2015 related to the Convertible Notes.

We recorded debt issuance costs of $3.6 million related to the issuance of the Convertible Notes during the three month period ended June 30, 2015, which are being amortized over the contractual term of the Convertible Notes using the effective interest method.

Cinedigm Credit Agreement

On October 17, 2013, we entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale. Under the Cinedigm Credit Agreement, as amended in February 2015 and April 2015, we were permitted to borrow an aggregate principal amount of up to $55.0 million, including term loans of $25.0 million (the “Cinedigm Term Loans”) and revolving loans of up to $30.0 million (the “Cinedigm Revolving Loans”). Interest under the Cinedigm Term Loans was charged at a base rate plus 5.0%, or the Eurodollar rate plus 6.0% until the Cinedigm Term Loan was repaid on April 29, 2015 in connection with the Convertible Notes offering. The Cinedigm Revolving Loans bear interest at the base rate plus 4.0% or the Eurodollar rate plus 5.0%. The Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 1.0%.

Collections of certain CEG accounts receivable are be deposited into a special blocked account, from which amounts are used to pay certain operating expenses and principal, interest, fees, costs and expenses relating to the Cinedigm Credit Agreement according to designated priorities. When amounts collected are in excess of such principal, interest, fees, costs and expenses, a portion of the excess collections is used to prepay the Cinedigm Term Loans. We may prepay the Cinedigm Term Loans and Cinedigm Revolving Loans, in whole or in part, subject to paying certain breakage costs, as applicable.

We repaid the entire outstanding balance of the Cinedigm Term Loans and amended the terms of the Cinedigm Revolving Loans in connection with our issuance of the Convertible Notes. In connection with the repayment of the Cinedigm Term Loans, we wrote-off certain unamortized debt issuance costs and the discount that remained on the balance of the note payable. As a result, we recorded $0.9 million as a loss on extinguishment of debt in the quarter ended June 30, 2015.

The April 2015 amendment to the Cinedigm Revolving Loans extended the term of the agreement to March 31, 2018, provided for the release of the equity interests in the subsidiaries that we had previously pledged as collateral, changed the interest rate and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 and a $5.0 million minimum liquidity covenant. The Cinedigm Revolving Loans, as amended, bear interest at Base Rate (as defined in the amendment) plus 3% or LIBOR plus 4%, at our election, but in no event may the elected Base Rate or LIBOR rate be less than 1%. Availability under the Cinedigm Revolving Loans was $20.1 million at June 30, 2015.

2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including financing, in part, the GVE Acquisition (as defined below).

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

At June 30, 2015, we were in compliance with all of our debt covenants.

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

As of June 30, 2015 and March 31, 2015, we had 210,000,000 authorized shares of Class A Common Stock, respectively.
As of June 30, 2015 and March 31, 2015, we had 1,241,000 shares of authorized Class B Common Stock, of which none remain available for issuance.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at June 30, 2015 and March 31, 2015 were $0.1 million. In July 2015, the Company paid its preferred stock dividends accrued at June 30, 2015 in the form of 114,644 shares of its Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015 we repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.6 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet for the period ended June 30, 2015. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 11.8 million shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the shares, we will reclassify such amount to treasury stock.

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

During the three months ended June 30, 2015, we granted options to purchase 125,000 shares of our Class A Common Stock to employees at a weighted average exercise price of $0.90 per share. Such options vest over four years from their date of grant. As of June 30, 2015, the weighted average exercise price for outstanding stock options was $1.69 and the weighted average remaining contractual life was 7.37 years.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2015	5,908,670	$1.72
Granted	125,000	0.90
Exercised	(25,000)	1.51
Canceled/forfeited	(138,250)	2.36
Balance at June 30, 2015	5,870,420	1.69

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees following the GVE Acquisition. The employees received options to purchase an aggregate of 620,000 shares of our Class A Common Stock at an exercise price of $1.75 per share. The options vest and become exercisable in 25% increments on the first four anniversaries of the date of grant, until fully vested after four years, and expire ten years from the date of grant, if unexercised. As of June 30, 2015, there were 386,250 unvested options outstanding.

In December 2010, we issued inducement options outside of the Plan, as part of our Chief Executive Officer's initial employment agreement with the Company, to purchase 4,500,000 shares of Class A Common Stock, with exercise prices per share between $1.50 and $5.00. All of such options were vested as of December 2013 and will expire in December 2020. As of June 30, 2015, all of such options remained outstanding.

WARRANTS

As of June 30, 2015, outstanding warrants consisted of 16,732,824 held by Sageview ("Sageview Warrants"), 525,000 held by a strategic management service provider and 1,250,625 of the 2013 Warrants.

The Sageview Warrants, which are fully exercisable at an exercise price of $1.31, contain a customary cashless exercise provision and anti-dilution adjustments, and expire on August 11, 2016 (subject to extension in limited circumstances).

We have issued 525,000 warrants to purchase shares of Class A common stock to a strategic management service provider in connection with a consulting management services agreement. The warrants, which may be terminated with 90 days' notice in the event of termination of the consulting management services agreement, vested over 18 months commencing in July 2011 and expire on July 1, 2021.

The 2013 Warrants will be exercisable through October 21, 2018 at an exercise price per share of $1.85. The 2013 Warrants and 2013 Notes are subject to certain transfer restrictions. As of June 30, 2015 and March 31, 2015, 1,250,625 of the 2013 Warrants were outstanding.

7.	COMMITMENTS AND CONTINGENCIES

LEASES

We have capital lease obligations covering a facility and computer equipment. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015. We have entered into a sub-lease agreement with an unrelated third party purchaser who makes all payments related to the lease and therefore, we have no continuing involvement in the operation of the Pavilion Theatre.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

LITIGATION

Gaiam Dispute
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
We believe that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to us were consistent with GAAP; (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment; (iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to us and potential losses associated with the non-collection our accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, we believe that significant sections of the financial statements that Gaiam provided to us, both before and after the GVE Acquisition, were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. Our investigation of these issues is ongoing.
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
By Order dated May 5, 2015, the United States District Court for the Central District of California ordered Gaiam to proceed with the Working Capital Arbitration forthwith. Although Gaiam initially filed an appeal of the Order with the Ninth Circuit, that appeal has been dismissed. The parties are currently proceeding with the Working Capital Arbitration. In addition, the parties are proceeding with their respective non-working capital claims in the AAA Arbitration.
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

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended June 30,
(in thousands)	2015	2014
Cash interest paid	$6,794	$4,475
Accrued dividends on preferred stock	$89	$89
Issuance of common stock for payment of preferred stock dividends	$89	$89

9.	SEGMENT INFORMATION

We operate in four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker to evaluate performance, which is generally the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization. Certain Corporate assets, liabilities and operating expenses are not allocated to our reportable segments.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$244	$—	$71,795	$121,288	$—	$—
Phase II Deployment	—	—	61,393	25,850	—	—
Services	—	—	1,182	—	—	—
Content & Entertainment	30,071	26,701	117,631	—	—	85
Corporate	13	—	25,007	—	82,984	5,261
Total	$30,328	$26,701	$277,008	$147,138	$82,984	$5,346

	As of March 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$252	$—	$80,381	$129,508	$—	$—
Phase II Deployment	—	—	61,502	27,790	—	—
Services	—	—	1,084	—	—	—
Content & Entertainment	31,520	26,701	122,610	—	—	84
Corporate	12	—	14,128	—	46,044	5,411
Total	$31,784	$26,701	$279,705	$157,298	$46,044	$5,495

	Statements of Operations
	For the Three Months Ended June 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,142	$2,895	$2,693	$9,098	$—	$22,828
Direct operating (exclusive of depreciation and amortization shown below)	225	91	4	6,972	—	7,292
Selling, general and administrative	253	41	210	5,228	3,884	9,616
Allocation of Corporate overhead			402	1,347	(1,749)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	—	133	133
Depreciation and amortization of property and equipment	7,153	1,881	—	40	283	9,357
Amortization of intangible assets	8	—		1,450	1	1,459
Total operating expenses	7,880	2,111	616	15,037	2,552	28,196
Income (loss) from operations	$262	$784	$2,077	$(5,939)	$(2,552)	$(5,368)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$2	$—	$6
Selling, general and administrative	—	—	—	68	598	666
Total stock-based compensation	$—	$—	$4	$70	$598	$672

	Statements of Operations
	For the Three Months Ended June 30, 2014
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,484	$3,171	$3,060	$7,142	$—	$22,857
Direct operating (exclusive of depreciation and amortization shown below)	244	137	51	8,072	—	8,504
Selling, general and administrative	95	39	200	4,494	2,881	7,709
Allocation of Corporate overhead	—	—	466	1,353	(1,819)	—
Provision for doubtful accounts	60	21	13	—	—	94
Restructuring, transition and acquisition expenses, net	—	—	—	842	104	946
Depreciation and amortization of property and equipment	7,137	1,881	53	41	264	9,376
Amortization of intangible assets	11	—	—	1,873	1	1,885
Total operating expenses	7,547	2,078	783	16,675	1,431	28,514
Income (loss) from operations	$1,937	$1,093	$2,277	$(9,533)	$(1,431)	$(5,657)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$3	$—	$3
Selling, general and administrative	—	—	4	64	547	615
Total stock-based compensation	$—	$—	$4	$67	$547	$618

10.	SUBSEQUENT EVENT

In July 2015, we were notified that one of our customers, for which the Company has outstanding accounts receivable, had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. We have analyzed our exposure as of and for the three months ended June 30, 2015 and determined that we have adequately provided for a provision on doubtful accounts for the estimated loss.

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

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and in Australia and New Zealand. Our Services segment provides fee based support to over 12,000 movie screens in our Phase I Deployment, Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of June 30, 2015, we had approximately $147.3 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $84.1 million of outstanding debt principal that is a part of our Corporate operations and therefore has not been attributed to a reportable segment.

We reported consolidated net losses from continuing operations of $11.3 million during the three months ended June 30, 2015 and we have an accumulated deficit of $311.3 million as of June 30, 2015. We also have significant contractual obligations related to our non-recourse and recourse debt. We may continue generating consolidated net losses for the foreseeable future. Based on our cash position at June 30, 2015, and expected cash flows from operations, we believe that we have the ability to meet our obligations through at least September 30, 2016. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Results of Continuing Operations for the Three Months Ended June 30, 2015 and 2014

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$8,142	$9,484	$(1,342)	(14)%
Phase II Deployment	2,895	3,171	(276)	(9)%
Services	2,693	3,060	(367)	(12)%
Content & Entertainment	9,098	7,142	1,956	27%
	$22,828	$22,857	$(29)	—%

Revenues in our Phase I and Phase II Deployment businesses decreased compared to the prior period, primarily because there were six blockbuster titles released in the first quarter of the prior fiscal year, compared to three released in the June 30, 2015 period. Systems deployed, and screen utilization rates were consistent with the prior period.

Revenue generated by our Services segment decreased as a result of the reduced VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments.

Revenues at our Content & Entertainment segment increased, reflecting increased revenues related to digitally distributed content and significantly fewer product returns compared to the June 2014 period. The increase was partially offset by the continued decline in sales and shelf space allotted to packaged goods for our traditional DVD and Blu-ray business, which has been negatively impacted by changes in technology and consumer behavior. To offset this secular trend, we continue to shift our strategy toward developing a portfolio of narrowcast OTT channels, which we have been launching over the past several months. Our first channel, Docurama, launched in May 2014 and leverages our existing content library. In March 2015, we launched CONtv in cooperation with Wizard World, Inc., leveraging their large fan base and national convention presence, and we recently announced that we will be launching the Dove Channel, targeting families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$225	$244	$(19)	(8)%
Phase II Deployment	91	137	(46)	(34)%
Services	4	51	(47)	(92)%
Content & Entertainment	6,972	8,072	(1,100)	(14)%
	$7,292	$8,504	$(1,212)	(14)%

Direct operating expenses decreased from the prior year period due to reduced upfront theatrical releasing, marketing and content acquisitions costs in our Content and Entertainment segment. In fiscal year 2015, we made the strategic decision to focus significantly less on theatrical film releases and more on OTT channel entertainment.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$253	$95	$158	166%
Phase II Deployment	41	39	2	5%
Services	210	200	10	5%
Content & Entertainment	5,228	4,494	734	16%
Corporate	3,884	2,881	1,003	35%
	$9,616	$7,709	$1,907	25%

Selling, general and administrative expenses increased compared to the prior year, primarily reflecting increased professional fees, in particular $0.8 million of incremental legal expenses incurred in connection with the Gaiam litigation at Corporate. Increased selling general and administrative expenses in our Content & Entertainment business primarily reflect higher salaries and related expenses and marketing expenses related to our CONtv OTT channel, which launched in the fourth quarter of the prior fiscal year.

In the period ended June 30, 2015, we also recorded a provision for doubtful accounts related to a customer that filed for Chapter 11 bankruptcy relief in July of 2015.

Restructuring, Transition and Acquisitions Expenses

Restructuring, transition and acquisitions expense, net were $0.1 million for the three months ended June 30, 2015, which reflects the final stages of our integration of the GVE Acquisition. In the June 30, 2014 fiscal quarter, we recorded restructuring, transition and acquisitions expenses, net of $0.9 million, primarily related to professional fees, workforce reduction and integration related to the GVE Acquisition.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$7,153	$7,137	$16	—%
Phase II Deployment	1,881	1,881	—	—%
Services	—	53	(53)	(100)%
Content & Entertainment	40	41	(1)	(2)%
Corporate	283	264	19	7%
	$9,357	$9,376	$(19)	—%
Depreciation and amortization expense was consistent with the comparable quarter in the prior fiscal year, as we have not added substantially to our property and equipment balances.

Amortization of intangible assets

Amortization of intangible assets decreased to $1.5 million for the fiscal quarter ended June 30, 2015 from $1.9 million as certain intangible assets became fully amortized in the prior fiscal year.

Interest expense, net

	For the Three Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$3,145	$3,528	$(383)	(11)%
Phase II Deployment	336	412	(76)	(18)%
Corporate	1,649	1,095	554	51%
	$5,130	$5,035	$95	2%
We made principal payments of $28.8 million on our long-term debt arrangements and made payments (net of borrowings) under our revolving credit facility of $9.2 million in the three months ended June 30, 2015. In addition, on April 29, 2015 we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of a KBC facility. In addition, we paid a lower interest rate on the Phase I 2013 Term Loans compared to the prior year. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

Interest expense at Corporate increased during the fiscal year ended June 30, 2015, primarily as a result of the issuance of the Convertible Notes. In the quarter ended June 30, 2015, we recorded interest expense of $0.6 million related to the Convertible Notes. We used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes and increased borrowings under the revolving credit facility was slightly offset by reduced interest expense in connection with the Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving credit facility increased from the same period in the prior year, such borrowings were not outstanding for the entire period during the three months ended June 30, 2015 and therefore did not add materially to the change from the prior period.

In connection with the repayment of the Term Loans under the Cinedigm Credit Agreement, we wrote-off certain debt issuance costs and the discount that remained on the balance of the Term Loans. As a result, we recorded $0.9 million as a loss on the extinguishment of debt in the quarter ended June 30, 2015.

The change in fair value of the interest rate derivatives was a loss of approximately $2.0 thousand and a loss of $0.3 million for the three months ended June 30, 2015 and 2014, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other item

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) was $7.8 million for the three months ended June 30, 2015, an increase of 7% in comparison to $7.3 million for the three months ended June 30, 2014. Adjusted EBITDA from our non-deployment businesses was a loss of $2.3 million during the three months ended June 30, 2015, improving 52% from a loss of $4.8 million for the three months ended June 30, 2014. The reconciliation of Adjusted EBITDA for three months ended June 30, 2015, also takes into consideration $1.1 million of legal and other compliance related expenses, primarily related to our ongoing litigation with Gaiam, expenses related to enhanced reporting requirements under Sarbanes-Oxley and a financial systems conversion. Adjusted EBITDA improved over the prior period, primarily due to better performance by our Content and Entertainment segment, which increased revenues $2.0 million or 27% compared to the prior period, and lowered direct operating costs with its shift away from theatrical releases.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP net loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2015	2014
Net loss from continuing operations	$(11,319)	$(10,812)
Add Back:
Depreciation and amortization of property and equipment	9,357	9,376
Amortization of intangible assets	1,459	1,885
Interest expense, net	5,130	5,035
Loss on extinguishment of debt	931	—
Other income, net	(108)	(139)
Change in fair value of interest rate derivatives	(2)	259
Stock-based compensation and expenses	672	618
Restructuring, transition and acquisition expenses, net	133	946
Professional fees pertaining to litigation and compliance	1,098	111
Net loss attributable to noncontrolling interest	434	—
Adjusted EBITDA	$7,785	$7,279

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,034)	$(9,018)
Amortization of intangible assets	(8)	(11)
Income from operations	(1,046)	(3,030)
Adjusted EBITDA from non-deployment businesses	$(2,303)	$(4,780)

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

Our significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements , of this Quarterly Report on Form 10-Q. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

We evaluate our goodwill for impairment in the fourth quarter of each fiscal year (as of March 31), or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that the conclusion regarding whether goodwill is impaired could change and result in future goodwill impairment charges that could have a material effect on our consolidated financial position or results of operations.

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

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year, at which point the VPFs phase out. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time. Beginning in December 2015, certain Phase 1 DC Systems will have reached the conclusion of their deployment period. In accordance with existing agreements with distributors, a substantial portion of VPF revenues will cease to be recognized on such Systems. While the absence of such Systems is not expected to be material to the Condensed Consolidated Statements of Operations during the fiscal year ending March 31, 2016, it is expected to have a material cumulative impact in subsequent periods.

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

PARTICIPATIONS AND ROYALTIES PAYABLE

We record liabilities within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet, that represent amounts owed to studios or content producers for which we provide content distribution services for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. On July 9 2015, the FASB agreed to delay the effective date of this standard by one year. The guidance will be effective during our fiscal year ending March 31, 2019. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the new guidance to the consolidated financial statements.

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

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of June 30, 2015, the outstanding principal balance of the KBC Facilities was $25.1 million.

In February 2013, we refinanced our existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and our digital cinema servicing business. As of June 30, 2015, the outstanding principal balance of these non-recourse credit facilities was $121.5 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million and revolving loans of up to $30.0 million, of which $15.1 million of the revolving loans were drawn upon as of June 30, 2015. The Cinedigm Credit Agreement, which further enhances our working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of our media library. Additionally, in 2013, we entered into a mezzanine financing agreement providing $5.0 million of financing.

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035, unless earlier repurchased, redeemed or converted. The net proceeds from the note offering were approximately $60.9 million, after deducting the initial purchaser's discount and estimated offering expenses payable. In connection with the closing of the offering, we used approximately $18.6 million of the net proceeds to repay and terminate the term loan under the Cinedigm Credit Agreement. In addition, we used $11.4 million of the net proceeds to enter into a structured forward stock purchase transaction to acquire approximately 11.8 million shares of our Class A common stock for settlement on or about the fifth year anniversary of the issuance date of the Convertible Notes and approximately $2.6 million to repurchase approximately 2.7 million shares of our Class A common stock from certain purchasers of the Convertible Notes in privately negotiated transactions.

As of June 30, 2015, the total outstanding principal balance of our recourse notes payable was $84.1 million.

As of June 30, 2015, we had negative working capital, defined as current assets less current liabilities, of $12.0 million and cash and cash equivalents and restricted cash totaling $36.0 million.

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2015	2014
Net cash provided by operating activities	$2,105	$2,424
Net cash used in investing activities	(20)	(818)
Net cash provided by (used in) financing activities	8,163	(15,079)
Net increase (decrease) in cash and cash equivalents	$10,248	$(13,473)

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to remain consistent with the current fiscal year and support non-recourse debt pay-down. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $30.0 million, of which $20.1 million was available for borrowing as of June 30, 2015. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

Cash flows from investing activities consisted of purchases of property and equipment, offset by capital contributions of $0.6 million from the noncontrolling interest in CONtv.

For the three months ended June 30, 2015, cash flows provided by financing activities primarily reflects the issuance of 5.5% Senior Convertible Notes, due April 2035 and net repayments of $9.2 million under our revolving credit facility, offset by an $11.4 million purchase of a forward contract related to our structured stock repurchase program, repurchases of common stock of $2.7 million and repayments of notes payable and capital lease obligations. We used $18.2 million of the proceeds from the Convertible Notes offering to repay the remaining outstanding principal balance of the term loan under the Cinedigm Credit Agreement.

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

The following table summarizes our significant contractual obligations as of June 30, 2015:

	Payments Due
Contractual Obligations (in thousands)	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Long-term recourse debt	$84,127	$15,127	$—	$5,000	$64,000
Long-term non-recourse debt (1)	157,903	32,604	45,024	2,243	78,032
Capital lease obligations (2)	5,308	659	1,317	1,337	1,995
Debt-related obligations, principal	$247,338	$48,390	$46,341	$8,580	$144,027

Interest on recourse debt	$71,777	$3,971	$7,940	$7,066	$52,800
Interest on non-recourse debt (1)	54,930	10,821	18,888	18,056	7,165
Interest on capital leases (2)	3,509	783	1,354	967	405
Total interest	$130,216	$15,575	$28,182	$26,089	$60,370
Total debt-related obligations	$377,554	$63,965	$74,523	$34,669	$204,397

Total non-recourse debt including interest	$212,833	$43,425	$63,912	$20,299	$85,197
Operating lease obligations	$6,906	$1,247	$2,457	$2,610	$592

(1)
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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of June 30, 2015. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the Convertible Notes, 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings, LLC ("CDF2 Holdings"), our wholly owned unconsolidated subsidiary. As discussed further in Note 4 - Other Interests to the Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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
We believe that (i) Gaiam materially breached its representations and warranties under the MIPA, including a representation that the financial statements provided to us were consistent with GAAP; (ii) Gaiam engaged in fraud and tortious acts in connection with the sale; (iii) the amount of working capital in the business unit was substantially below the working capital target identified in the MIPA and is subject to a working capital adjustment; (iv) Gaiam breached the Transition Services Agreement, resulting in additional costs to us and potential losses associated with the non-collection our accounts receivable; and (v) Gaiam breached the terms of other agreements related to the transfer of cash from collected accounts receivable, including mishandling post-closing collections. Among other things, we believe that significant sections of the financial statements that Gaiam provided to us, both before and after the GVE Acquisition, were not consistent with GAAP, despite Gaiam’s contractual obligations to ensure GAAP compliance, and that Gaiam’s financial statements did not fairly present the financial position and results of GVE as of the date of the transaction. Our investigation of these issues is ongoing.
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
By Order dated May 5, 2015, the United States District Court for the Central District of California ordered Gaiam to proceed with the Working Capital Arbitration forthwith. Although Gaiam initially filed an appeal of the Order with the Ninth Circuit, that appeal has been dismissed. The parties are currently proceeding with the Working Capital Arbitration. In addition, the parties are proceeding with their respective non-working capital claims in the AAA Arbitration.
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
ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

The Company is party to a consulting agreement with a consultant, pursuant to which we issued 30,292 shares of Class A common stock to the consultant on June 4, 2015, as partial consideration for consulting services rendered. The Company issued the above shares in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

b) Use of Proceeds from Public Offering of Common Stock

None.

c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of shares of common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans Or Programs
April 1 – April 30	2,721,000	$0.97	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
	2,721,000	$0.97	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index on page 41 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	August 12, 2015	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 12, 2015	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	‑‑	Amended and Restated Bylaws, as amended
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.