Form 10-Q
period 2015-09-30
Cinedigm Corp.
filed 2015-11-09
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2015

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

As of November 4, 2015, 75,085,433 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 11,791,384 shares subject to our forward purchase transaction and excludes 2,772,440 shares held in treasury.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$18,963	$18,999
Accounts receivable, net of allowance for doubtful accounts of $936 and $597, respectively	64,867	59,591
Inventory	2,938	3,210
Unbilled revenue	4,096	5,065
Prepaid and other current assets	18,714	20,078
Total current assets	109,578	106,943
Restricted cash	8,983	6,751
Property and equipment, net	80,826	98,561
Intangible assets, net	28,865	31,784
Goodwill	8,701	26,701
Other assets	1,953	2,277
Total assets	$238,906	$273,017
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$75,817	$77,147
Current portion of notes payable, non-recourse (see Note 5)	30,840	32,973
Current portion of notes payable	—	24,294
Current portion of capital leases	673	640
Current portion of deferred revenue	2,629	2,760
Total current liabilities	109,959	137,814
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $5,164 and $5,938, respectively (see Note 5)	101,555	118,387
Notes payable, net of current portion and unamortized debt issuance costs of $3,392 and $750, respectively	79,667	21,000
Capital leases, net of current portion	4,520	4,855
Deferred revenue, net of current portion	9,274	10,098
Total liabilities	304,975	292,154
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 210,000,000 stock authorized; 77,857,873 and 77,178,494 stock issued and 75,085,433 and 77,075,614 stock outstanding at September 30, 2015 and March 31, 2015, respectively; 1,241,000 Class B stock authorized and issued and zero stock outstanding at September 30, 2015 and March 31, 2015, respectively	78	77
Additional paid-in capital	267,660	277,984
Treasury stock, at cost; 2,772,440 and 51,440 Class A common shares at September 30, 2015 and March 31, 2015, respectively	(2,839)	(172)
Accumulated deficit	(333,746)	(300,350)
Accumulated other comprehensive loss	(27)	(57)
Total stockholders’ deficit of Cinedigm Corp.	(65,315)	(18,959)
Deficit attributable to noncontrolling interest	(754)	(178)
Total deficit	(66,069)	(19,137)
Total liabilities and stockholders' deficit	$238,906	$273,017
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$27,704	$23,721	$50,532	$46,578
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	8,388	3,311	15,680	11,815
Selling, general and administrative	9,509	8,213	18,327	15,811
Provision for doubtful accounts	—	78	339	172
Restructuring, transition and acquisition expenses, net	63	817	196	1,763
Goodwill impairment	18,000	—	18,000	—
Litigation settlement recovery, net of expenses	(1,208)	91	(410)	202
Depreciation and amortization of property and equipment	9,427	9,391	18,784	18,767
Amortization of intangible assets	1,463	1,464	2,922	3,349
Total operating expenses	45,642	23,365	73,838	51,879
Income (loss) from operations	(17,938)	356	(23,306)	(5,301)
Interest expense, net	(5,192)	(4,993)	(10,322)	(10,028)
Loss on extinguishment of debt	—	—	(931)	—
Other income (expense), net	124	(39)	232	100
Change in fair value of interest rate derivatives	(68)	84	(66)	(175)
Loss from continuing operations	(23,074)	(4,592)	(34,393)	(15,404)
Income from discontinued operations	—	293	—	442
Loss on sale of discontinued operations	—	(3,045)	—	(3,045)
Net loss	(23,074)	(7,344)	(34,393)	(18,007)
Net loss attributable to noncontrolling interest	741	—	1,175	—
Net loss attributable to controlling interests	(22,333)	(7,344)	(33,218)	(18,007)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(22,422)	$(7,433)	$(33,396)	$(18,185)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Loss from continuing operations	$(0.35)	$(0.06)	$(0.51)	$(0.20)
Loss from discontinued operations	—	(0.04)	—	(0.03)
Net loss attributable to common stockholders	$(0.35)	$(0.10)	$(0.51)	$(0.23)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	63,236,908	76,748,753	65,200,093	76,659,162

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(23,074)	$(7,344)	$(34,393)	$(18,007)
Other comprehensive income (loss): foreign exchange translation	32	(54)	30	2
Comprehensive loss	(23,042)	(7,398)	(34,363)	(18,005)
Less: comprehensive loss attributable to noncontrolling interest	741	—	1,175	—
Comprehensive loss attributable to controlling interests	$(22,301)	$(7,398)	$(33,188)	$(18,005)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,393)	$(18,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	—	3,045
Depreciation and amortization of property and equipment and amortization of intangible assets	21,706	22,116
Goodwill impairment	18,000	—
Amortization of debt issuance costs included in interest expense	1,203	886
Provision for doubtful accounts	339	172
Provision for inventory reserve	500	900
Stock-based compensation and expenses	1,073	1,073
Change in fair value of interest rate derivatives	66	175
Accretion and PIK interest expense added to note payable	1,124	1,222
Loss on extinguishment of debt	931	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(5,562)	(17,743)
Inventory	(228)	(921)
Unbilled revenue	969	2,072
Prepaid expenses and other assets	1,287	(8,853)
Accounts payable, accrued expenses and other liabilities	(1,434)	17,667
Deferred revenue	(955)	(1,257)
Net cash provided by operating activities	4,626	2,547
Cash flows from investing activities:
Contributions from noncontrolling interest	599	—
Purchases of property and equipment	(1,049)	(620)
Purchases of intangible assets	(3)	(6)
Proceeds from sale of business	—	2,950
Additions to capitalized software costs	—	(855)
Net cash (used in) provided by investing activities	(453)	1,469
Cash flows from financing activities:
Payment of notes payable	(38,820)	(29,115)
Net (repayments) borrowings under revolving credit agreement	(9,167)	5,000
Proceeds from issuance of 5.5% Convertible Notes	64,000	—
Payment for structured stock repurchase forward contract	(11,440)	—
Repurchase of Class A common stock	(2,667)	—
Principal payments on capital leases	(302)	(298)
Payments of debt issuance costs	(3,581)	—
Restricted cash	(2,232)	—
Costs associated with issuance of Class A common stock	—	(72)
Net cash used in financing activities	(4,209)	(24,485)
Net change in cash and cash equivalents	(36)	(20,469)
Cash and cash equivalents at beginning of period	18,999	50,215
Cash and cash equivalents at end of period	$18,963	$29,746

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

We report our financial results in the following reportable segments: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States, and in Australia and New Zealand, which are non-recourse to the other segments of our business. Our Services segment provides fee based support to more than 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collections and verification services. Our Content & Entertainment segment is focused on: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications. We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment.

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

BASIS OF PRESENTATION AND CONSOLIDATION

We have incurred net losses historically and have an accumulated deficit of $333.7 million as of September 30, 2015. We also have significant contractual obligations related to our recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2016 and beyond. We may continue to generate net losses for the foreseeable future. We believe the combination of: (i) our cash and restricted cash balances at September 30, 2015, (ii) the remaining availability under our revolving line of credit, (iii) planned cost reduction initiatives, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. As a result of our ongoing process of exploring and evaluating potential significant strategic and capital raising opportunities with the help of our financial advisor, we are in discussions with a potential investor to help meet our ongoing capital raising requirements. There can be no assurance that the transaction under discussion will be consummated. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company, its wholly owned subsidiaries and subsidiaries in which it has a controlling interest, and reflect all normal and recurring adjustments necessary for the fair presentation of its financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation.

We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. Effective September 30, 2015, we elected to change our method of presentation relating to debt issuance costs in accordance with Financial Accounting Standards Board ("FASB") ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs.  Prior to September 30, 2015, our policy was to present debt issuance costs in Other Assets on the Condensed Consolidated Balance Sheets, net of accumulated amortization. Beginning with the period ended September 30, 2015, we have presented these costs as a direct deduction to notes payable. Unamortized debt issuance costs of $6.7 million previously reported as assets on our Consolidated Balance Sheet as of March 31, 2015 have been reclassified as a direct deduction to notes payable.

USE OF ESTIMATES

The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under GAAP, interim accounting for certain expenses, such as the adequacy of accounts receivable reserves, return reserves, inventory reserves, recoupment of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

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

We record accounts receivable, long-term in connection with activation fees that we earn from Systems deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rates and are recorded as other assets in the Condensed Consolidated Balance Sheets.

ADVANCES
Advances are recorded within prepaid and other current assets within the Condensed Consolidated Balance Sheets and represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record charges for amounts that we expect may not be recoverable as of the balance sheet date.

INVENTORY

Inventory consists of finished goods of Company owned, physical DVD and Blu-ray Disc titles and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on their sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

RESTRICTED CASH

Our 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement require that we maintain specified cash balances that are restricted to repayment of interest (see Note 5 - Notes Payable).

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	172	—	172
	$8,983	$172	$—	$9,155

	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	208	—	208
	$6,751	$208	$—	$6,959

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At September 30, 2015 and March 31, 2015, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the six months ended September 30, 2015 and 2014, no impairment charge was recorded from continuing operations for long-lived assets or finite-lived assets.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis at the end of the fourth quarter of each fiscal year, or more often if warranted by events or changes in circumstances indicating that the carrying value of a reporting unit may exceed fair value, also known as impairment indicators. Our process of evaluating goodwill for impairment involves the determination of fair value of goodwill compared to its carrying value. Our only reporting unit with goodwill is our Content & Entertainment reporting unit, which had a goodwill carrying value that was materially derived from our October 2013 acquisition of a division of Gaiam, Inc. and Gaiam Americas, Inc. (the "GVE acquisition").

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

As a result of factors discussed in detail below, we performed a quantitative fair value assessment for our CEG reporting unit as of September 30, 2015, and determined that the reporting unit had a fair value less than its carrying amount. As a result, we recorded a goodwill impairment charge of $18.0 million for the three months and six months ended September 30, 2015. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions used in our goodwill impairment tests should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on a 5-year internal projection of adjusted EBITDA for the Content & Entertainment reporting unit. We assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of 40%.

We reassessed the fair value of our CEG reporting unit in the second quarter of 2015 because the reporting unit is expected to perform below the fiscal year 2016 forecast that we had established during our annual testing of goodwill at March 31, 2015. The Company faced challenges in the first half of fiscal 2016 that significantly impacted our ability to establish the new contracts, customer relationships and OTT channels that we had originally anticipated and shifted a portion of management's focus away from business operations. As a result, our fiscal 2016 projections for revenue and adjusted EBITDA are expected to fall materially below our original estimates, particularly those for the second half of the fiscal year. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

Information related to the goodwill allocated to our Content & Entertainment segment is as follows:

(In thousands)	Goodwill
As of March 31, 2015	$26,701
Goodwill impairment	(18,000)
As of September 30, 2015	$8,701

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)	Goodwill
Goodwill	$32,701
Accumulated impairment losses	(24,000)
Net goodwill at September 30, 2015	$8,701

No goodwill impairment charge was recorded in the six months ended September 30, 2014.

PARTICIPATIONS AND ROYALTIES PAYABLE

We record liabilities within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet, that represent amounts owed to studios or content producers for royalties owed under licensing arrangements when we provide content distribution services. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

DEBT ISSUANCE COSTS

We incur debt issuance costs in connection with long-term debt financings. Such costs are recorded as a direct deduction to notes payable and amortized over the terms of the respective debt obligations using the effective interest rate method (see Note 5 - Notes Payable). Debt issuance costs recorded in connection with revolving debt arrangements are presented in other assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the revolving debt agreements using the effective interest rate method.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year, at which point the VPFs phase out.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time. Beginning in December 2015, certain Phase 1 DC Systems will have reached the conclusion of their deployment payment period. In accordance with existing agreements with distributors, a substantial portion of VPF revenues will cease to be recognized on such Systems. Because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue is not expected to be material to the Condensed Consolidated Statements of Operations during the fiscal year ending March 31, 2016, it is expected to have a material cumulative impact in subsequent periods.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the agreements, is achieved.  Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter.  Further, if cost recoupment occurs before the end of the eighth contract year, the studio will pay us a one-time “cost recoupment bonus”. Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, the Company cannot estimate the timing or probability of the achievement of cost recoupment. Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase I systems will end by December 2022 or earlier if cost recoupment is achieved.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, VOD, and physical goods (e.g., DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Generally, revenues are recognized when content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services. Reserves for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. Sales returns and allowances are reported as a reduction of revenues.

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the theatrical release date of the third party feature movie or alternative content.

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, royalty expenses, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Direct operating	$4	$3	$10	$6
Selling, general and administrative	397	404	1,063	1,019
	$401	$407	$1,073	$1,025

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2015 and 2014 was $0.35 and $1.09, respectively, and $0.52 and $1.27 for the six months ended September 30, 2015 and 2014, respectively. There were zero and 6,673 stock options exercised during the three months ended September 30, 2015 and September 30, 2014, res pectively, and 25,000 and 41,066 stock options exercised for the six months ended September 30, 2015 and 2014, respectively.
We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2015	2014	2015	2014
Range of risk-free interest rates	1.5% - 1.6%	1.6 - 1.8%	1.4% - 1.7%	1.6 - 1.8%
Dividend yield	—	—	—	—
Expected life (years)	5	5	5	5
Range of expected volatilities	70.7 - 70.7%	71.4 - 71.5%	70.6 - 70.9%	71.4 - 72.3%

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

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common stockholders =	Net loss attributable to common stockholders
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding as of September 30, 2015 excludes approximately 11.8 million shares that will be repurchased as a result of the forward stock purchase transaction.

Loss per share from continuing operations is calculated similarly to basic and diluted loss per common share attributable to common shareholders, except that it uses loss from continuing operations in the numerator and takes into account the net loss attributable to noncontrolling interest.

We incurred net losses for each of the three months and six months ended September 30, 2015 and 2014, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 29,135,181 shares and 29,113,797 shares as of September 30, 2015 and 2014, respectively, were excluded from the computation of earnings per share as their impact would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In February 2015, the FASB issued an accounting standards update, which amended accounting guidance on consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The update will be effective during our fiscal year ending March 31, 2017. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In September 2015, the FASB issued new guidance with respect to Business Combinations. The new guidance requires the acquirer in a Business Combination to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance is effective for public entities for which fiscal years begin after December 15, 2016, and interim periods within the fiscal years beginning after December 31, 2017. The accounting standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2014, we made the strategic decision to discontinue and exit our software business and therefore executed a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), our direct, wholly owned subsidiary, in order to focus on physical and digital distribution of entertainment content and servicing our existing digital cinema business. Furthermore, we believed that Software, which was previously included in our Services segment, no longer complemented our businesses. On September 23, 2014, we completed the sale of Software to a third party and recognized a $3.0 million loss on the sale of the business for the three and six months ended September 30, 2014. As a result, Software has been reclassified as discontinued operations for the three and six months ended September 30, 2014.

Details of income from discontinued operations are as follows:

(In thousands)	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2014
Revenues	$919	$1,968
Costs and Expenses:
Direct operating	151	326
Selling, general and administrative	561	1,093
Research and development	5	14
Total operating expenses	717	1,433
Income from operations	202	535
Other expense, net	(8)	(93)
Income before provision for income taxes	194	442
Provision for income taxes	99	—
Income from discontinued operations, net of taxes	$293	$442

4.	OTHER INTERESTS

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

As of September 30, 2015 and March 31, 2015, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $ $0.3 million as of September 30, 2015 and March 31, 2015, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

During each of the three months and six months ended September 30, 2015 and 2014, we received $0.3 million and $0.6 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Condensed Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at September 30, 2015 and March 31, 2015 was $9.7 million and $6.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our in investment in CDF2 Holdings as of September 30, 2015 and March 31, 2015 is carried at $0.

Noncontrolling Interest in CONtv

In June 2014, we and Wizard World, Inc. formed CON TV, LLC (“CONtv”) to fund, design, create, launch, and operate a worldwide digital network that creates original content, and sells and distributes on-demand digital content via the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

We have determined that we have a controlling financial interest in CONtv. As a result, and in accordance with ASC 810, we have consolidated the financial position and results of operations of CONtv as of and for the six months ended September 30, 2015.

During the six months ended September 30, 2015, we made total contributions of $0.6 million in CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $0.8 million and $0.2 million as of September 30, 2015 and March 31, 2015, respectively. The noncontrolling interest's share of net loss was $1.2 million for the six months ended September 30, 2015.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2015		March 31, 2015
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$22,976	$23,471	$25,125	$36,418
Prospect Loan	—	67,204	—	67,967
KBC Facilities	7,646	15,541	7,649	19,361
P2 Vendor Note	141	356	125	393
P2 Exhibitor Notes	77	147	74	186
Total non-recourse notes payable	30,840	106,719	32,973	124,325
Less: Unamortized debt issuance costs	—	(5,164)	—	(5,938)
Total non-recourse notes payable, net of unamortized debt issuance costs	$30,840	$101,555	$32,973	$118,387

5.5% Convertible Notes Due 2035	$—	$64,000	$—	$—
Cinedigm Term Loans	—	—	—	17,965
Cinedigm Revolving Loans	—	15,127	24,294	—
2013 Notes	—	3,932	—	3,785
Total recourse notes payable	—	83,059	24,294	21,750
Less: Unamortized debt issuance costs	—	(3,392)	—	(750)
Total recourse notes payable, net of unamortized debt issuance costs	$—	$79,667	$24,294	$21,000
Total notes payable, net of unamortized debt issuance costs	$30,840	$181,222	$57,267	$139,387

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at September 30, 2015 was 0.19%.

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

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $3.8 million and $3.9 million as of September 30, 2015 and March 31, 2015, respectively, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of September 30, 2015 and March 31, 2015, the debt service fund had a balance of $5.8 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

(In thousands)	September 30, 2015	March 31, 2015
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(78,476)	(63,348)
Discount on 2013 Term Loans	(164)	(196)
2013 Term Loans, net	46,447	61,543
Less current portion	(22,976)	(25,125)
Total long term portion	$23,471	$36,418

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $1.9 million and $6.5 million as of September 30, 2015 and March 31, 2015, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2015 and March 31, 2015, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan is primarily secured by a first priority pledge of the stock of CDF2 Holdings, our wholly owned unconsolidated subsidiary, the stock of AccessDM, which is owned by DC Holdings, and the stock of our Phase 2 DC subsidiary. The Prospect Loan is also guaranteed by our AccessDM and Phase 2 DC subsidiaries. We provide limited financial support to the Prospect Loan not to exceed $1.5 million per year in the event financial performance does not meet certain defined benchmarks.

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	September 30, 2015	March 31, 2015
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,495	3,640
Payments to date	(7,291)	(5,673)
Prospect Loan, net	67,204	67,967
Less current portion	—	—
Total long term portion	$67,204	$67,967

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the six months ended September 30, 2015. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	September 30, 2015	March 31, 2015
1	22,336	3.75%	September 2018	8,776	10,371
2	13,312	3.75%	March 2018	5,705	6,656
3	11,425	3.75%	March 2019	5,712	6,528
4	6,450	3.75%	September 2018	2,994	3,455
	$53,523			23,187	27,010

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.33% at September 30, 2015, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless repurchased earlier, redeemed or converted and will be convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 824.5723 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.21 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $0.9 million and $1.5 million during the three months and six months ended September 30, 2015, respectively, related to the Convertible Notes.

We recorded debt issuance costs of $3.6 million related to the issuance of the Convertible Notes during the six months ended September 30, 2015.

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

We repaid the entire outstanding balance of the Cinedigm Term Loans and amended the terms of the Cinedigm Revolving Loans in connection with our issuance of the Convertible Notes. In connection with the repayment of the Cinedigm Term Loans, we wrote-off certain unamortized debt issuance costs and the discount that remained on the balance of the note payable. As a result, we recorded $0.9 million as a loss on extinguishment of debt for the six months ended September 30, 2015.

The April 2015 amendment to the Cinedigm Revolving Loans extended the term of the agreement to March 31, 2018, provided for the release of the equity interests in the subsidiaries that we had previously pledged as collateral, changed the interest rate and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 and a $5.0 million minimum liquidity covenant. The Cinedigm Revolving Loans, as amended, bear interest at Base Rate (as defined in the amendment) plus 3% or LIBOR plus 4%, at our election, but in no event may the elected Base Rate or LIBOR rate be less than 1%. Availability under the Cinedigm Revolving Loans was $17.5 million, of which we borrowed $15.1 million as of September 30, 2015. We are permitted to repay the Cinedigm Revolving Loans, at our option, in whole or in part.

In accordance with the April 2015 amendment to the Cinedigm Revolving Loans, we maintain a debt service reserve account for the aggregate amount of scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible notes over the next six months. As of September 30, 2015, we recorded restricted cash of $2.2 million related to the debt service reserve account. No such debt service account was maintained as of March 31, 2015.

2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 1,500,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors. The proceeds of the sales of the 2013 Notes and 2013 Warrants were primarily used for working capital and general corporate purposes, including financing an acquisition. We allocated a proportional value of $1.6 million to the 2013 Warrants using a Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	1.38%
Dividend yield	—
Expected life (years)	5
Expected volatility	76.25%

We have treated the implied fair value of the 2013 Warrants as a discount to the debt that was issued. The debt discount associated with the 2013 Notes is being amortized as interest expense, using the effective interest method, through the maturity of the 2013 Notes.

The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes may be redeemed at any time on or after October 21, 2015, subject to certain premiums.

At September 30, 2015, we were in compliance with all of our debt covenants.

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the six months ended September 30, 2015, we issued 679,379 shares of Class A common stock as payment for services rendered by our Board of Directors and certain other third-party advisory services, payment of preferred stock dividends and the exercise of employee stock options.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at September 30, 2015 and March 31, 2015 were $0.1 million. In October 2015, we paid preferred stock dividends accrued at September 30, 2015 in the form of 114,644 shares of Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 2,721,000 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet as of September 30, 2015. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 11,791,384 shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

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

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2015	5,908,670	$1.72
Granted	130,000	1.51
Exercised	(25,000)	0.89
Canceled/forfeited	(364,438)	1.92
Balance at September 30, 2015	5,649,232	1.69

Stock options granted under the Plan during the six months ended September 30, 2015 vest and become exercisable in 25% increments over four years from their grant dates. The weighted average remaining contractual life for stock options outstanding as of September 30, 2015 was 6.78 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 620,000 shares of our Class A Common Stock at an exercise price of $1.75 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of September 30, 2015, there were 348,750 unvested options outstanding.

In December 2010, we issued options to purchase 4,500,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $1.50 and $5.00, all of which were vested as of December 2013 and will expire in December 2020. As of September 30, 2015, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of September 30, 2015. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Sageview Capital, L.P	16,732,824	August 2016	$1.31
Strategic management service provider	525,000	July 2021	$1.72 - $3.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	1,250,625	October 2018	$1.85

Outstanding warrants held by Sageview Capital, L.P. ("Sageview") contain customary provisions for cashless exercises and anti-dilution adjustments. In addition, the warrants' expiration date may be extended in limited circumstances.  On April 29, 2015, the number of shares underlying the warrants issued to Sageview and their related exercise price were adjusted from 16,000,000 and $1.37 to 16,732,824 and $1.31, respectively, to give effect to an anti-dilution adjustment that resulted from the issuance of the Convertible Notes.

Outstanding warrants held by the strategic management service provider were issued in connection with a consulting management services agreement ("MSA"). The warrants may be terminated with 90 days' notice in the event of termination of the MSA.

The 2013 Warrants and related 2013 Notes are subject to certain transfer restrictions.

7.	COMMITMENTS AND CONTINGENCIES

LEASES

We have capital lease obligations covering a facility and computer equipment. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015. We have entered into a sub-lease agreement with an unrelated third party purchaser who makes all payments related to the lease and therefore, we have no continuing involvement in the operation of the Pavilion Theatre.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

LITIGATION

Gaiam Dispute
On September 30, 2015, we entered into a Confidential Settlement Agreement and Release (the “Settlement”) with Gaiam, Inc. and Gaiam Americas, Inc. (together, “Gaiam”) relating to disputes arising from our October 2013 acquisition of a division of Gaiam that maintained exclusive distribution rights agreements with large independent studios/content providers, and distributed entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”).

As previously disclosed, we initiated mediation with Gaiam in August 2014 with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the “MIPA”). In January 2015, we participated in a two-day mediation with Gaiam to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, the parties pursued their claims and counterclaims against each other through arbitration. After certain procedural disputes, the parties proceeded with two arbitrations, one before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA and the other before the American Arbitration Association to resolve the parties’ non-working capital disputes.

The Settlement resolved the claims and counterclaims in both arbitrations and Gaiam agreed to an initial Settlement payment of $2.3 million and a subsequent Settlement payment in an amount to be determined in arbitration.  The Settlement sets a schedule for the arbitration that contemplates its conclusion within approximately 90 days, subject to either party’s right to file a petition to vacate and/or modify the final award determined by the arbitrator. As a result, for the three months and six months ended September 30, 2015, we have recorded the initial Settlement payment as litigation recovery, net of expenses in the Condensed Consolidated Statement of Operations. The initial settlement payment was received in October 2015.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended September 30,
(in thousands)	2015	2014
Cash interest paid	$6,571	$8,474
Accrued dividends on preferred stock	$89	$178
Issuance of common stock for payment of preferred stock dividends	$178	$178
Deferred consideration recorded in connection with sale of business	$—	$1,050

9.	SEGMENT INFORMATION

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$233	$—	$60,682	$108,979	$—	$—
Phase II Deployment	—	—	58,483	23,416	—	—
Services	—	—	1,597	—	—	—
Content & Entertainment	28,620	8,701	99,916	—	—	86
Corporate	12	—	18,228	—	79,667	5,107
Total	$28,865	$8,701	$238,906	$132,395	$79,667	$5,193

	As of March 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$252	$—	$74,595	$123,722	$—	$—
Phase II Deployment	—	—	61,350	27,638	—	—
Services	—	—	1,084	—	—	—
Content & Entertainment	31,520	26,701	122,610	—	—	84
Corporate	12	—	13,378	—	45,294	5,411
Total	$31,784	$26,701	$273,017	$151,360	$45,294	$5,495

	Statements of Operations
	For the Three Months Ended September 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,721	$3,173	$3,109	$11,701	$—	$27,704
Direct operating (exclusive of depreciation and amortization shown below)	333	109	3	7,943	—	8,388
Selling, general and administrative	85	23	225	5,768	3,408	9,509
Allocation of Corporate overhead	—	—	405	1,354	(1,759)	—
Provision for doubtful accounts	—	—	—	—	—	—
Restructuring, transition and acquisition expenses, net	—	—	—	—	63	63
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation settlement recovery, net of expenses	—	—	—	(1,208)	—	(1,208)
Depreciation and amortization of property and equipment	7,151	1,881	—	111	284	9,427
Amortization of intangible assets	11	—	—	1,449	3	1,463
Total operating expenses	7,580	2,013	633	33,417	1,999	45,642
Income (loss) from operations	$2,141	$1,160	$2,476	$(21,716)	$(1,999)	$(17,938)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$1	$—	$4
Selling, general and administrative	—	—	1	68	328	397
Total stock-based compensation	$—	$—	$4	$69	$328	$401

	Statements of Operations
	For the Three Months Ended September 30, 2014
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,812	$3,038	$2,863	$9,008	$—	$23,721
Direct operating (exclusive of depreciation and amortization shown below)	221	137	1	2,952	—	3,311
Selling, general and administrative	183	34	212	4,717	3,067	8,213
Allocation of Corporate overhead	—	—	459	1,336	(1,795)	—
Provision for doubtful accounts	36	34	8	—	—	78
Restructuring, transition and acquisition expenses, net	—	—	—	576	241	817
Litigation and related expenses	—	—	—	91	—	91
Depreciation and amortization of property and equipment	7,138	1,881	53	51	268	9,391
Amortization of intangible assets	12	—	—	1,451	1	1,464
Total operating expenses	7,590	2,086	733	11,174	1,782	23,365
Income (loss) from operations	$1,222	$952	$2,130	$(2,166)	$(1,782)	$356

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$3	$—	$3
Selling, general and administrative	—	—	6	65	333	404
Total stock-based compensation	$—	$—	$6	$68	$333	$407

	Statements of Operations
	For the Six Months Ended September 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	17,863	6,068	5,802	20,799	—	50,532
Direct operating (exclusive of depreciation and amortization shown below)	558	200	7	14,915	—	15,680
Selling, general and administrative	338	64	435	10,996	6,494	18,327
Allocation of Corporate overhead	—	—	807	2,701	(3,508)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	—	196	196
Litigation settlement recovery, net of expenses	—	—	—	(410)	—	(410)
Goodwill impairment	—	—	—	18,000	—	18,000
Depreciation and amortization of property and equipment	14,304	3,762	—	151	567	18,784
Amortization of intangible assets	19	—	—	2,899	4	2,922
Total operating expenses	15,460	4,124	1,249	49,252	3,753	73,838
Income (loss) from operations	$2,403	$1,944	$4,553	$(28,453)	$(3,753)	$(23,306)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	—	—	7	3	—	10
Selling, general and administrative	—	—	1	136	926	1,063
Total stock-based compensation	—	—	8	139	926	1,073

	Statements of Operations
	For the Six Months Ended September 30, 2014
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	18,296	6,209	5,923	16,150	—	46,578
Direct operating (exclusive of depreciation and amortization shown below)	465	274	52	11,024	—	11,815
Selling, general and administrative	278	73	412	9,100	5,948	15,811
Allocation of Corporate overhead	—	—	925	2,689	(3,614)	—
Provision for doubtful accounts	96	55	21	—	—	172
Restructuring, transition and acquisition expenses, net	—	—	—	1,418	345	1,763
Litigation and related expenses	—	—	—	202	—	202
Depreciation and amortization of property and equipment	14,275	3,762	106	92	532	18,767
Amortization of intangible assets	23	—	—	3,324	2	3,349
Total operating expenses	15,137	4,164	1,516	27,849	3,213	51,879
Income (loss) from operations	3,159	2,045	4,407	(11,699)	(3,213)	(5,301)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	—	—	—	6	—	6
Selling, general and administrative	—	—	10	129	880	1,019
Total stock-based compensation	—	—	10	135	880	1,025

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

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and in Australia and New Zealand. Our Services segment provides fee based support to over 12,000 movie screens in our Phase I Deployment, Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is focused on: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of September 30, 2015, we had approximately $137.7 million of scheduled principal payments outstanding on non-recourse debt, which exclude debt discounts and unamortized debt issuance costs, that are serviced by our digital cinema business. We also had approximately $84.1 million of scheduled outstanding principal payments on recourse debt that are not attributable to a particular reportable segment and are therefore reported as part of our Corporate operations.

We reported consolidated net losses from continuing operations of $23.1 million during the three months ended September 30, 2015 and we have an accumulated deficit of $333.7 million as of September 30, 2015. We also have significant contractual obligations related to our non-recourse and recourse debt. We may continue generating consolidated net losses for the foreseeable future. We believe the combination of: (i) our cash and restricted cash balances at September 30, 2015, (ii) the remaining availability under our revolving line of credit, (iii) planned cost reduction initiatives, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. As a result of our ongoing process of exploring and evaluating potential significant strategic and capital raising opportunities with the help of our financial advisor, we are in discussions with a potential investor to help meet our ongoing capital raising requirements. There can be no assurance that the transaction under discussion will be consummated. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Continuing Operations for the Three Months Ended September 30, 2015 and 2014

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$9,721	$8,812	$909	10%
Phase II Deployment	3,173	3,038	135	4%
Services	3,109	2,863	246	9%
Content & Entertainment	11,701	9,008	2,693	30%
	$27,704	$23,721	$3,983	17%

Revenues in our Phase I and Phase II Deployment businesses reflect the wide release of 33 titles in both three month periods ended September 30, 2015 and September 30, 2014. Two blockbuster titles released in the three months ended September 30, 2015, accounted for the increase over the prior period. No blockbuster films were released on our deployed systems in the three months ended September 30, 2014.

Revenue generated by our Services segment increased as a result of the higher VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments.

Revenues at our Content & Entertainment segment increased, due to significantly fewer product returns compared to the same period in the prior year. We continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$333	$221	$112	51%
Phase II Deployment	109	137	(28)	(20)%
Services	3	1	2	200%
Content & Entertainment	7,943	2,952	4,991	169%
	$8,388	$3,311	$5,077	153%

Direct operating expenses increased in the three months ended September 30, 2015, mainly driven by increased revenue in our CEG business, higher third party distribution costs and higher OTT platform and content distribution costs compared to the period ended September 30, 2014. In addition, the quarter ended September 30, 2014 reflects delays in the timing and realization of certain supply chain expenses, which were later recognized in the third and fourth fiscal year ended March 31, 2015. The increase was slightly offset by reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and more on OTT channel entertainment in the 2015 fiscal year.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$85	$183	$(98)	(54)%
Phase II Deployment	23	34	(11)	(32)%
Services	225	212	13	6%
Content & Entertainment	5,768	4,717	1,051	22%
Corporate	3,408	3,067	341	11%
	$9,509	$8,213	$1,296	16%

Selling, general and administrative expenses increased in our Content & Entertainment segment compared to the prior period, primarily reflecting increased operating expenses related to our OTT business, which we launched in the fourth quarter of the fiscal ended March 31, 2015, partially offset by lower salaries and related expenses in our traditional content business. Selling general and administrative expenses increased at Corporate primarily as a result of $0.5 million of legal and professional fees recorded in connection with activist shareholder proposals.

Restructuring, Transition and Acquisitions Expenses

Restructuring, transition and acquisitions expense, net were $0.1 million for the three months ended September 30, 2015, which reflects the final stages of our integration of the GVE Acquisition. In the three months ended September 30, 2014, we recorded restructuring, transition and acquisitions expenses, net of $0.8 million, primarily related to professional fees, workforce reduction and integration related to the GVE Acquisition.

Goodwill Impairment

In the three months ended September 30, 2015, we recorded a goodwill impairment charge of $18.0 million. We reassessed the fair value of our CEG reporting unit in the second fiscal quarter of 2015 because the reporting unit was expected to perform below the fiscal year 2016 forecast that we had established during our annual testing of goodwill at March 31, 2015. We faced challenges in the first half of fiscal 2016 that significantly impacted our ability to establish the new contracts, customer relationships and OTT channels that we had originally anticipated and shifted a portion of management's focus away from business operations. As a result, our fiscal 2016 projections for revenue and adjusted EBITDA are expected to fall materially below our original estimates, particularly those for the second half of the fiscal year. No goodwill impairment was recorded in the three months ended September 30, 2014.

Litigation settlement recovery, net of expenses

In the three months ended September 30, 2015 we recorded income of $1.2 million, net of related expenses, in connection with a legal settlement arising from disputes related to our October 2013 GVE Acquisition. The settlement agreement was entered into on September 30, 2015 and resolved the claims and counterclaims from all preceding arbitrations and the counterparty agreed to an initial settlement payment of $2.3 million and a subsequent settlement payment which is to be determined in arbitration. The settlement set a schedule for arbitration to be completed within approximately 90 days of September 30, 2015.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$7,151	$7,138	$13	—%
Phase II Deployment	1,881	1,881	—	—%
Services	—	53	(53)	(100)%
Content & Entertainment	111	51	60	118%
Corporate	284	268	16	6%
	$9,427	$9,391	$36	—%
Depreciation and amortization expense was consistent with the prior period, as we have not had significant additions to our property and equipment balances.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$3,111	$3,451	$(340)	(10)%
Phase II Deployment	318	397	(79)	(20)%
Corporate	1,763	1,145	618	54%
	$5,192	$4,993	$199	4%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. In addition, we paid a lower interest rate on the Phase I

2013 Term Loans compared to the prior year. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

Interest expense at Corporate increased during the three months ended September 30, 2015, primarily as a result of the issuance of the Convertible Notes in April 2015. In the three months ended September 30, 2015, we recorded interest expense of $0.9 million related to the Convertible Notes. We used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes was slightly offset by the reduced amount of interest expense in connection with the extinguished Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving line of credit decreased from the same period in the prior year, borrowings in the six months ended September 30, 2015 were outstanding for a longer period of time and therefore resulted in an increase to interest expense compared to the prior period.

The change in fair value of the interest rate derivatives was a loss of approximately $0.1 million for the three months ended September 30, 2015, compared to income of $0.1 million for the same period in the prior year.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) decreased 9% compared to the three months ended September 30, 2014. Adjusted EBITDA from our non-deployment businesses was a loss of $0.9 million during the three months ended September 30, 2015, compared to income of $1.4 million for the three months ended September 30, 2014. The reconciliation of Adjusted EBITDA for three months ended September 30, 2015, also takes into consideration $0.5 million of legal and other professional fees, primarily related to activist shareholder proposals, and a recovery related to a the settlement of the GVE litigation of $1.2 million, net of related expenses recorded in the period. The decrease in adjusted EBITDA compared to the prior period primarily reflects higher operating expenses in our Content & Entertainment business and Corporate, particularly advertising, marketing and consulting expenses.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Three Months Ended September 30,
($ in thousands)	2015	2014
Loss from continuing operations	$(23,074)	$(4,592)
Add Back:
Depreciation and amortization of property and equipment	9,427	9,391
Amortization of intangible assets	1,463	1,464
Interest expense, net	5,192	4,993
Other income, net	(124)	39
Change in fair value of interest rate derivatives	68	(84)
Stock-based compensation and expenses	401	407
Goodwill impairment	18,000	—
Restructuring, transition and acquisition expenses, net	63	817
Professional fees pertaining to activist shareholder proposals and compliance	500	39
Litigation and related expenses	942	91
Litigation settlement recovery	(2,150)	—
Net loss attributable to noncontrolling interest	741	—
Adjusted EBITDA	$11,449	$12,565

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,032)	$(9,019)
Amortization of intangible assets	(11)	(12)
Income from operations	(3,301)	(2,174)
Adjusted EBITDA from non-deployment businesses	$(895)	$1,360

Results of Continuing Operations for the Six Months Ended September 30, 2015 and 2014

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$17,863	$18,296	$(433)	(2)%
Phase II Deployment	6,068	6,209	(141)	(2)%
Services	5,802	5,923	(121)	(2)%
Content & Entertainment	20,799	16,150	4,649	29%
	$50,532	$46,578	$3,954	8%

Revenues in our Phase I and Phase II Deployment businesses decreased compared to the prior period, primarily because there were fewer wide titles released in the six months ended September 30, 2015 than in the same period of the prior year. Systems deployed and screen utilization rates were consistent with the prior period.

Revenue generated by our Services segment decreased as a result of the reduced VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments.

Revenues at our Content & Entertainment segment increased, reflecting increased revenues related to digitally distributed content, significantly fewer product returns compared to the September 30, 2014 period. The increase was partially offset by the continued decline in sales and shelf space allotted to packaged goods for our traditional DVD and Blu-ray business, which has been negatively impacted by changes in technology and consumer behavior. To offset this secular trend, we continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. Our first channel, Docurama, was launched in May 2014 and leverages our existing content library. In March 2015, we launched CONtv in cooperation with Wizard World, Inc., leveraging their large fan base and national convention presence, and in September 2015, we launched the Dove Channel, targeting families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$558	$465	$93	20%
Phase II Deployment	200	274	(74)	(27)%
Services	7	52	(45)	(87)%
Content & Entertainment	14,915	11,024	3,891	35%
	$15,680	$11,815	$3,865	33%

Direct operating expenses increased in the six months ended September 30, 2015, mainly driven by increased revenue in our CEG business, higher third party distribution costs, and OTT platform and content distribution costs compared to the period ended September 30, 2014. The increase was slightly offset by reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and more on OTT channel entertainment in the 2015 fiscal year.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$338	$278	$60	22%
Phase II Deployment	64	73	(9)	(12)%
Services	435	412	23	6%
Content & Entertainment	10,996	9,100	1,896	21%
Corporate	6,494	5,948	546	9%
	$18,327	$15,811	$2,516	16%

Selling, general and administrative expenses increased compared to the prior period, primarily reflecting a $1.6 million increase in advertising and marketing expenses in our Content & Entertainment business related to our CONtv OTT channel, which launched in the fourth quarter of the prior fiscal year, and professional fees at Corporate. For the six months ended September 30, 2015 we recorded $0.8 million of incremental legal and other professional fees related to certain activist shareholder proposals.

In the six months ended September 30, 2015, we also recorded a provision for doubtful accounts related to a customer that filed for Chapter 11 bankruptcy relief.

Restructuring, Transition and Acquisitions Expenses

Restructuring, transition and acquisitions expenses, net were $0.2 million for the six months ended September 30, 2015, which reflects the final stages of our integration of the GVE Acquisition. In the six months ended September 30, 2014, we recorded $1.8 million of restructuring, transition and acquisitions expenses, primarily related to professional fees, workforce reduction and integration related to the GVE Acquisition.

Goodwill Impairment

In the six months ended September 30, 2015, we recorded a goodwill impairment charge of $18.0 million. We reassessed the fair value of our CEG reporting unit in the second fiscal quarter of 2015 because the reporting unit was expected to perform below the fiscal year 2016 forecast that we had established during our annual testing of goodwill at March 31, 2015. We faced challenges in the first half of fiscal 2016 that significantly impacted our ability to establish the new contracts, customer relationships and OTT channels that we had originally anticipated and shifted a portion of management's focus away from business operations. As a result, our fiscal 2016 projections for revenue and adjusted EBITDA are expected to fall materially below our original estimates, particularly those for the second half of the fiscal year. No goodwill impairment was recorded in the three and six months ended September 30, 2014.

Litigation recovery, net of expenses

In the six months ended September 30, 2015 we recorded a recovery of $0.4 million, net of related expenses, in connection with a legal settlement arising from disputes related to our October 2013 GVE Acquisition. The settlement agreement was entered into on September 30, 2015 and resolved the claims and counterclaims from all preceding arbitrations and the counterparty agreed to an initial settlement payment of $2.3 million and a subsequent settlement payment which is to be determined in arbitration. The settlement set a schedule for arbitration to be completed within approximately 90 days of September 30, 2015.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$14,304	$14,275	$29	—%
Phase II Deployment	3,762	3,762	—	—%
Services	—	106	(106)	(100)%
Content & Entertainment	151	92	59	64%
Corporate	567	532	35	7%
	$18,784	$18,767	$17	—%
Depreciation and amortization expense was consistent with the comparable quarter in the prior fiscal year, as we have not added substantially to our property and equipment balances.

Amortization of intangible assets

Amortization of intangible assets decreased to $2.9 million for the fiscal quarter ended September 30, 2015 from $3.3 million as certain intangible assets became fully amortized in the prior fiscal year.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$6,256	$6,979	$(723)	(10)%
Phase II Deployment	654	809	(155)	(19)%
Corporate	3,412	2,240	1,172	52%
	$10,322	$10,028	$294	3%

We made principal payments of $38.8 million on our long-term debt arrangements and made payments (net of borrowings) under our revolving credit facility of $9.2 million in the six months ended September 30, 2015. On April 29, 2015 we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

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

Interest expense at Corporate increased during the six months ended September 30, 2015, primarily as a result of the issuance of the Convertible Notes. In the six months ended September 30, 2015, we recorded interest expense of $1.5 million related to the Convertible Notes. In April 2015, we used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes and increased borrowings under the revolving credit facility was slightly offset by reduced interest expense in connection with the Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving credit facility increased from the same period in the prior year, such borrowings were not outstanding for the entire period during the six months ended September 30, 2015 and therefore did not add materially to the change from the prior period.

In connection with the repayment of the Term Loans under the Cinedigm Credit Agreement, we wrote-off certain debt issuance costs and the discount that remained on the balance of the Term Loans. As a result, we recorded $0.9 million as a loss on the extinguishment of debt in the six months ended September 30, 2015.

The change in fair value of the interest rate derivatives was a loss of approximately $0.1 million and a loss of 0.2 million for the six months ended September 30, 2015 and 2014, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) for the six months ended September 30, 2015 decreased 3% compared to same period in the prior fiscal year. Adjusted EBITDA from our non-deployment businesses also decreased compared to the six months ended September 30, 2014. The reconciliation of Adjusted EBITDA for six months ended September 30, 2015, also takes into consideration incremental legal and other professional fees of $0.8 million, primarily related to activist shareholder proposals and a recovery related to a the settlement of the GVE litigation of $0.4 million, net of related expenses recorded in the period. The decrease in adjusted EBITDA compared to the prior period primarily reflects higher selling, general and administrative expenses at Corporate, a higher provision for doubtful accounts and lower revenues in our deployment businesses compared to the same period in the prior fiscal year.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Six Months Ended September 30,
($ in thousands)	2015	2014
Loss from continuing operations	$(34,393)	$(15,404)
Add Back:
Depreciation and amortization of property and equipment	18,784	18,767
Amortization of intangible assets	2,922	3,349
Interest expense, net	10,322	10,028
Loss on extinguishment of debt	931	—
Other income, net	(232)	(100)
Change in fair value of interest rate derivatives	66	175
Stock-based compensation and expenses	1,073	1,025
Goodwill impairment	18,000	—
Restructuring, transition and acquisition expenses, net	196	1,763
Professional fees pertaining to activist shareholder proposals and compliance	800	39
Litigation and related expenses	1,740	202
Litigation settlement recovery	(2,150)	—
Net loss attributable to noncontrolling interest	1,175	—
Adjusted EBITDA	$19,234	$19,844

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(18,066)	$(18,037)
Amortization of intangible assets	(19)	(23)
Income from operations	(4,347)	(5,204)
Adjusted EBITDA from non-deployment businesses	$(3,198)	$(3,420)

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

Our significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar 2011) at which point the VPF rate remains unchanged through the tenth year, at which point the VPFs phase out. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I’s and Phase 2 DC’s performance obligations have been substantially met at that time. Beginning in December 2015, certain Phase 1 DC Systems will have reached the conclusion of their deployment payment period. In accordance with existing agreements with distributors, a substantial portion of VPF revenues will cease to be recognized on such Systems. Because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue is not expected to be material to the Condensed Consolidated Statements of Operations during the fiscal year ending March 31, 2016, it is expected to have a material cumulative impact in subsequent periods.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.”  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment. Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase I systems will end by December 2022 or earlier if cost recoupment is achieved.

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

Content & Entertainment

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video-on-demand, and physical goods (e.g., DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Generally, revenues are recognized when content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and video-on-demand services. Reserves for sales returns and other allowances are provided based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. Sales returns and allowances are reported net in accounts receivable and as a reduction of revenues.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In February 2015, the FASB issued an accounting standards update, which amended accounting guidance on consolidation. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The update will be effective during our fiscal year ending March 31, 2017. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In September 2015, the FASB issued new guidance with respect to Business Combinations. The new guidance requires the acquirer in a Business Combination to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the new guidance, acquirers were required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. This amendment eliminates the requirement to retrospectively account for those adjustments. The new guidance goes into effect for those public entities whose fiscal year begins after December 15, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Our business is primarily driven by the growth in global demand for entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2014 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 142,000 screens worldwide, of which approximately 42,000 of the domestic screens were equipped with digital cinema technology, and 12,628 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary driver of our revenues.

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of September 30, 2015, the outstanding commitments related to the KBC Facilities was $23.2 million.

In February 2013, we entered into a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and our digital cinema servicing business. As of September 30, 2015, the scheduled outstanding principal payments on these non-recourse credit facilities, which exclude the impacts of debt discounts and unamortized debt issuance costs, was $113.8 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million (which were repaid in April 2015 in connection with the issuance of the Convertible Notes described below) and revolving loans of up to $30.0 million, of which $15.1 million of the revolving loans were drawn upon as of September 30, 2015. The Cinedigm Credit Agreement, which further enhances our working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of our media library. Additionally, in 2013, we entered into a mezzanine financing agreement providing $5.0 million of financing.

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

As of September 30, 2015, the scheduled outstanding principal payments on our recourse notes payable, which exclude the impact of debt discounts and unamortized debt issuance costs, was $84.1 million.

As of September 30, 2015, we had negative working capital, defined as current assets less current liabilities, of $0.4 million and cash and cash equivalents and restricted cash totaling $27.9 million.

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2015	2014
Net cash provided by operating activities	$4,626	$2,547
Net cash (used in) provided by investing activities	(453)	1,469
Net cash used in financing activities	(4,209)	(24,485)
Net decrease in cash and cash equivalents	$(36)	$(20,469)

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to remain consistent with the current fiscal year and support non-recourse debt pay-down. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $30.0 million, of which $17.5 million was available for borrowing as of September 30, 2015. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

In the six months ended September 30, 2015, our cash flow from operations was negatively impacted by incremental legal and professional fees associated with the GVE litigation and expenses related to certain activist shareholder proposals.

Cash flows from investing activities consisted of purchases of property and equipment, offset by capital contributions of $0.6 million from the noncontrolling interest in CONtv.

For the six months ended September 30, 2015, cash flows used in financing activities primarily reflects:

•	payments of $38.8 million on our long-term debt arrangements;

•	net payments made on our revolving credit facility of $9.2 million;

•	a payment of $11.4 million to purchase a forward contract related to our structured stock repurchase program;

•	repurchases of common stock of $2.7 million;

•	and repayments capital lease obligations; offset by:

•	the issuance of $64.0 million aggregate amount of 5.5% Senior Convertible Notes, due April 2035.

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

The following table summarizes our significant contractual obligations as of September 30, 2015:

	Payments Due
Contractual Obligations (in thousands)	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Long-term recourse debt	$84,127	$15,127	$—	$5,000	$64,000
Long-term non-recourse debt (1)	147,773	30,840	38,820	859	77,254
Capital lease obligations (2)	5,193	676	1,328	1,397	1,792
Debt-related obligations, principal	$237,093	$46,643	$40,148	$7,256	$143,046

Interest on recourse debt	$71,777	$3,971	$7,940	$7,066	$52,800
Interest on non-recourse debt (1)	47,771	9,753	17,124	16,629	4,265
Interest on capital leases (2)	3,323	767	1,315	907	334
Total interest	$122,871	$14,491	$26,379	$24,602	$57,399
Total debt-related obligations	$359,964	$61,134	$66,527	$31,858	$200,445

Total non-recourse debt including interest	$195,544	$40,593	$55,944	$17,488	$81,519
Operating lease obligations	$7,674	$624	$2,457	$2,610	$1,983

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of September 30, 2015. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gaiam Dispute
On September 30, 2015, we entered into a Confidential Settlement Agreement and Release (the “Settlement”) with Gaiam, Inc. and Gaiam Americas, Inc. (together, “Gaiam”) relating to disputes arising from our October 2013 acquisition of a division of Gaiam that maintained exclusive distribution rights agreements with large independent studios/content providers, and distributed entertainment content through home video, digital and television distribution channels (the “GVE Acquisition”).

As previously disclosed, we initiated mediation with Gaiam in August 2014 with respect to certain claims resulting from the GVE Acquisition in accordance with the requirements of the Membership Interest Purchase Agreement (the “MIPA”). In January 2015, we participated in a two-day mediation with Gaiam to determine whether the parties’ disputes could be resolved informally without arbitration. The mediation was not successful, and, therefore, the parties pursued their claims and counterclaims against each other through arbitration. After certain procedural disputes, the parties proceeded with two arbitrations, one before a nationally recognized accounting firm to determine the value of the working capital in accordance with the relevant procedures set forth in the MIPA and the other before the American Arbitration Association to resolve the parties’ non-working capital disputes.

The Settlement resolved the claims and counterclaims in both arbitrations and Gaiam agreed to an initial Settlement payment of $2.3 million and a subsequent Settlement payment in an amount to be determined in arbitration.  The Settlement sets a schedule for the arbitration that contemplates its conclusion within approximately 90 days, subject to either party’s right to file a petition to vacate and/or modify the final award determined by the arbitrator.
ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

None.

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

CINEDIGM CORP.

Date:	November 9, 2015	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	‑‑	Amended and Restated Bylaws, as amended.
10.1	‑‑
Confidential Settlement Agreement and Release dated as of September 30, 2015, among Gaiam Inc., Gaiam Americas, Inc., Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (confidential portions have been omitted and filed separately with the Securities and Exchange Commission).

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