Form 10-Q
period 2015-12-31
Cinedigm Corp.
filed 2016-02-09
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2015

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

As of February 4, 2016, 78,470,462 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 11,791,384 shares subject to our forward purchase transaction and excludes 2,772,440 shares held in treasury.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$26,237	$18,999
Accounts receivable, net of allowance for doubtful accounts of $936 and $597, respectively	70,862	59,591
Inventory	2,805	3,210
Unbilled revenue	5,463	5,065
Prepaid and other current assets	18,742	20,078
Total current assets	124,109	106,943
Restricted cash	8,984	6,751
Property and equipment, net	70,861	98,561
Intangible assets, net	27,404	31,784
Goodwill	8,701	26,701
Other assets	2,146	2,277
Total assets	$242,205	$273,017
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$84,031	$77,147
Current portion of notes payable, non-recourse (see Note 5)	30,936	32,973
Current portion of notes payable	—	24,294
Current portion of capital leases	326	640
Current portion of deferred revenue	2,291	2,760
Total current liabilities	117,584	137,814
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $4,834 and $5,938, respectively (see Note 5)	92,175	118,387
Notes payable, net of current portion and unamortized debt issuance costs of $3,231 and $750, respectively	86,697	21,000
Capital leases, net of current portion	4,028	4,855
Deferred revenue, net of current portion	8,903	10,098
Total liabilities	309,387	292,154
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 210,000,000 stock authorized; 78,343,021 and 77,178,494 stock issued and 75,570,581 and 77,075,614 stock outstanding at December 31, and March 31, 2015, respectively; 1,241,000 Class B stock authorized and issued and zero stock outstanding at December 31, 2015 and March 31, 2015, respectively	78	77
Additional paid-in capital	269,578	277,984
Treasury stock, at cost; 2,772,440 and 51,440 Class A common shares at December 31, 2015 and March 31, 2015, respectively	(2,839)	(172)
Accumulated deficit	(336,298)	(300,350)
Accumulated other comprehensive loss	(42)	(57)
Total stockholders’ deficit of Cinedigm Corp.	(65,964)	(18,959)
Deficit attributable to noncontrolling interest	(1,218)	(178)
Total deficit	(67,182)	(19,137)
Total liabilities and stockholders' deficit	$242,205	$273,017
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$30,708	$31,276	$81,240	$77,854
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	8,512	9,110	24,192	20,925
Selling, general and administrative	7,610	7,484	25,937	23,295
(Benefit) provision for doubtful accounts	—	(378)	339	(206)
Restructuring, transition and acquisition expenses, net	576	487	772	2,250
Goodwill impairment	—	—	18,000	—
Litigation settlement (recovery) net of expenses	(225)	578	(635)	780
Depreciation and amortization of property and equipment	9,428	9,400	28,212	28,167
Amortization of intangible assets	1,463	1,462	4,385	4,811
Total operating expenses	27,364	28,143	101,202	80,022
Income (loss) from operations	3,344	3,133	(19,962)	(2,168)
Interest expense, net	(5,158)	(4,929)	(15,480)	(14,957)
Loss on extinguishment of debt	—	—	(931)	—
Other income (expense), net	274	(31)	506	69
Change in fair value of interest rate derivatives	34	(106)	(32)	(281)
Loss from continuing operations before income taxes	(1,506)	(1,933)	(35,899)	(17,337)
Income tax expense	(470)	—	(470)	—
Loss from continuing operations	(1,976)	(1,933)	(36,369)	(17,337)
(Loss) income from discontinued operations	—	(342)	—	100
Loss on sale of discontinued operations	—	—	—	(3,045)
Net loss	(1,976)	(2,275)	(36,369)	(20,282)
Net loss (income) attributable to noncontrolling interest	(487)	—	688	—
Net loss attributable to controlling interests	(2,463)	(2,275)	(35,681)	(20,282)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(2,552)	$(2,364)	$(35,948)	$(20,549)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.56)	$(0.23)
Loss from discontinued operations	—	—	—	(0.04)
Net loss attributable to common stockholders	$(0.04)	$(0.03)	$(0.56)	$(0.27)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	63,666,847	76,863,408	64,683,920	76,727,492

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(1,976)	$(2,275)	$(36,369)	$(20,282)
Other comprehensive income (loss): foreign exchange translation	(15)	92	15	94
Comprehensive loss	(1,991)	(2,183)	(36,354)	(20,188)
Less: comprehensive loss (income) attributable to noncontrolling interest	(487)	—	688	—
Comprehensive loss attributable to controlling interests	$(2,478)	$(2,183)	$(35,666)	$(20,188)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,369)	$(20,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	—	3,045
Depreciation and amortization of property and equipment and amortization of intangible assets	32,597	32,978
Goodwill impairment	18,000	—
Loss on disposal of property and equipment	130	—
Amortization of debt issuance costs included in interest expense	1,828	1,342
Provision (benefit) for doubtful accounts	339	(206)
Provision for inventory reserve	500	1,000
Stock-based compensation and expenses	1,424	1,520
Change in fair value of interest rate derivatives	32	281
Accretion and PIK interest expense added to note payable	1,540	1,816
Loss on extinguishment of debt	931	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(11,542)	(15,567)
Inventory	(95)	(473)
Unbilled revenue	(398)	818
Prepaid expenses and other assets	987	(8,229)
Accounts payable and accrued expenses	6,838	15,408
Deferred revenue	(1,664)	(1,946)
Net cash provided by operating activities	15,078	11,505
Cash flows from investing activities:
Contributions from noncontrolling interest	1,054	—
Purchases of property and equipment	(1,411)	(1,203)
Purchases of intangible assets	(5)	(8)
Proceeds from sale of business	—	2,950
Additions to capitalized software costs	—	(855)
Net cash (used in) provided by investing activities	(362)	884
Cash flows from financing activities:
Payment of notes payable	(48,744)	(36,318)
Net (repayments) borrowings under revolving credit agreement	(2,367)	3,825
Proceeds from issuance of 5.5% Convertible Notes	64,000	—
Payment for structured stock repurchase forward contract	(11,440)	—
Repurchase of Class A common stock	(2,667)	—
Principal payments on capital leases	(372)	(445)
Payments of debt issuance costs	(3,655)	—
Restricted cash	(2,233)	—
Costs associated with issuance of Class A common stock	—	(72)
Net cash used in financing activities	(7,478)	(33,010)
Net change in cash and cash equivalents	7,238	(20,621)
Cash and cash equivalents at beginning of period	18,999	50,215
Cash and cash equivalents at end of period	$26,237	$29,594
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to have a controlling financial interest are consolidated and recorded net of tax as net income (loss) attributable to noncontrolling interest. See Note 4 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling and majority interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

We have incurred net losses historically and have an accumulated deficit of $336.3 million as of December 31, 2015. We also have significant contractual obligations related to our recourse and non-recourse debt for the remainder of the fiscal year ending March 31, 2016 and beyond. We may continue to generate net losses for the foreseeable future. We believe the combination of: (i) our cash and restricted cash balances at December 31, 2015, (ii) the remaining availability under our revolving line of credit, (iii) planned cost reduction initiatives, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements depend on many factors, and we may need to use available capital resources and raise additional capital. We have engaged financial advisors and are in the process of exploring and evaluating strategic opportunities for raising additional capital at both the corporate and subsidiary level. Although we have had discussion with potential financing sources to explore short and longer-term solutionsto address our liquidity, capital and financing needs, we are unable to predict the outcome of these or any future discussions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

USE OF ESTIMATES

The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under GAAP, interim accounting for certain expenses, such as the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

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

INVENTORY

Inventory consists of titles published on DVD and Blu-ray Discs and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on their sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the Condensed Consolidated Statements of Operations depending on whether the derivative qualifies for hedge accounting. We have entered into two separate interest rate cap transactions to limit our exposure to interest rates related to our 2013 Term Loans and Prospect Loan. The interest rate caps on the 2013 Term Loans and Prospect Loan mature in March 2016 and 2018, respectively. We have not sought hedge accounting treatment for these instruments and therefore, changes in the value of our interest rate derivatives were recorded in the Condensed Consolidated Statements of Operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,984	$—	$—	$8,984
Interest rate derivatives	—	61	—	61
	$8,984	$61	$—	$9,045

	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	208	—	208
	$6,751	$208	$—	$6,959

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At December 31, 2015 and March 31, 2015, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the nine months ended December 31, 2015 and 2014, no impairment charge was recorded from continuing operations for long-lived assets or finite-lived assets.

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

We reassessed the fair value of our CEG reporting unit in the second quarter of 2015 because the reporting unit was expected to perform below the expectations that we had established internally for fiscal year 2016 during our annual testing of goodwill at March 31, 2015. We performed a quantitative fair value assessment for our CEG reporting unit as of September 30, 2015, and determined that the reporting unit had a fair value less than its carrying amount. As a result, we recorded a goodwill impairment charge of $18.0 million for the nine months ended December 31, 2015. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions used in our goodwill impairment tests should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on a 5-year internal projection of adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA") for the Content & Entertainment reporting unit. We assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of 40%.

We faced challenges in the first half of fiscal 2016 that significantly impacted our ability to establish the new contracts, customer relationships and OTT channels that we had originally anticipated and shifted a portion of management's focus away from business operations, which severely impacted our second half performance. As a result, our fiscal 2016 projections for revenue and adjusted EBITDA, particularly in the second half of fiscal year 2016, are expected to fall materially below our original estimates. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

Information related to the goodwill allocated to our Content & Entertainment segment is as follows:

(In thousands)	Goodwill
As of March 31, 2015	$26,701
Goodwill impairment	(18,000)
As of December 31, 2015	$8,701

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)	Goodwill
Goodwill	$32,701
Accumulated impairment losses	(24,000)
Net goodwill at December 31, 2015	$8,701

No goodwill impairment charge was recorded in the nine months ended December 31, 2014.

PARTICIPATIONS AND ROYALTIES PAYABLE

When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

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

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 Digital Cinema, ("Phase I DC") and to Phase 2 Digital Cinema ("Phase II DC") when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule with a reduced VPF rate year over year until the sixth year at which point the VPF rate remains unchanged through the tenth year, at which point the VPFs phase out.  One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally-equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time. Beginning in December 2015, under certain existing agreements, some Phase 1 DC Systems will have reached the conclusion of their deployment payment period. In accordance with existing agreements with distributors, a substantial portion of VPF revenues will cease to be recognized on such Systems. Because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue is not expected to be material to the Condensed Consolidated Statements of Operations during the fiscal year ending March 31, 2016, it is expected to have a material cumulative impact in subsequent periods.

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

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Direct operating	$3	$6	$14	$12
Selling, general and administrative	347	441	1,410	1,460
	$350	$447	$1,424	$1,472

The weighted-average grant-date fair value of options granted during the three and nine months ended December 31, 2015 was $0.58 and $0.79, respectively. There were no options granted or exercised during the three months ended December 31, 2014 and the weighted-average grant-date fair value of options granted during the nine months ended December 31, 2014 was $1.26. There were no options exercised during the three months ended December 31, 2015 and 2014. For the nine months ended December 31, 2015 and 2014 there were 25,000 and 101,000 stock options exercised, respectively. We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Assumptions for Option Grants	2015	2014	2015	2014
Range of risk-free interest rates	1.4% - 1.7%	N/A	1.4% - 1.7%	1.6 - 1.8%
Dividend yield	—	N/A	—	—
Expected life (years)	5	N/A	5	5
Range of expected volatilities	70.7% - 71.4%	N/A	70.6% - 71.4%	71.1% - 72.1%

The risk-free interest rate used in the Black-Scholes option pricing model for options granted under our stock option plan awards is the historical yield on U.S. Treasury securities with equivalent remaining lives. We do not currently anticipate paying any cash dividends on common stock in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes option-pricing model.  We estimate the expected life of options granted under our stock option plans using both exercise behavior and post-vesting termination behavior, as well as consideration of outstanding options. We estimate expected volatility for options granted under our stock option plans based on a measure of our Class A common stock's historical volatility in the trading market.

INCOME TAXES

Income taxes are provided for based on the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common stockholders =	Net loss attributable to common stockholders
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding as of December 31, 2015 excludes approximately 11.8 million shares that will be repurchased as a result of the forward stock purchase transaction.

Loss per share from continuing operations is calculated similarly to basic and diluted loss per common share attributable to common shareholders, except that it uses loss from continuing operations in the numerator and takes into account the net loss attributable to noncontrolling interest.

We incurred net losses for each of the three months and nine months ended December 31, 2015 and 2014, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 27,297,119 shares and 28,782,045 shares as of December 31, 2015 and 2014, respectively, were excluded from the computation of earnings per share as their impact would have been anti-dilutive.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2014, we made the strategic decision to discontinue and exit our software business and therefore executed a plan of sale for Hollywood Software, Inc. d/b/a Cinedigm Software (“Software”), our direct, wholly owned subsidiary, in order to focus on physical and digital distribution of entertainment content and servicing our existing digital cinema business. On September 23, 2014, we completed the sale of Software to a third party and recognized a $3.0 million loss on the sale of the business for the nine months ended December 31, 2014. As a result, Software has been reclassified as discontinued operations for the nine months ended December 31, 2014.

Details of (loss) income from discontinued operations are as follows:

(In thousands)	For the Three Months Ended December 31, 2014	For the Nine Months Ended December 31, 2014
Revenues	$—	$1,968
Costs and Expenses:
Direct operating	—	326
Selling, general and administrative	342	1,435
Research and development	—	14
Total operating expenses	342	1,775
Income from operations	(342)	193
Other expense, net	—	(93)
(Loss) income from discontinued operations	(342)	100

4.	OTHER INTERESTS

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

As of December 31, 2015 and March 31, 2015, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.3 million as of December 31, 2015 and March 31, 2015, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

During the three months and nine months ended December 31, 2015 and 2014, we received $0.3 million and $0.9 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Condensed Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at December 31, 2015 and March 31, 2015 was $9.9 million and $6.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2015 and March 31, 2015 is carried at $0.

Majority Interest in CONtv

In June 2014, we and Wizard World, Inc. ("Wizard World") formed CON TV, LLC (“CONtv”) to fund, design, create, launch, and operate a worldwide digital network that creates original content, and sells and distributes on-demand digital content via the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

In November 2015, we entered into an Amended and Restated Operating Agreement with Wizard World (the noncontrolling interest partner) and other non-voting equity holders. The agreement restructured our business relationship with Wizard World with respect to the ownership and operation of CONtv, and was retroactively effective to July 1, 2015. Pursuant to the terms of the Amended and Restated Operating Agreement, we attained a majority interest in CONtv by increasing our ownership percentage to 85% from 47.5%. In connection with increasing our ownership percentage, we reclassified certain capital contributions made by Wizard World to additional paid-in capital, to the extent that such capital contributions were in excess of its amended ownership percentage. In addition, we retroactively reduced the loss attributable to the noncontrolling interest partner to July 1, 2015 in accordance with the Amended and Restated Operating Agreement.

During the nine months ended December 31, 2015, we made total contributions of $0.6 million in CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $1.2 million and $0.2 million as of December 31, 2015 and March 31, 2015, respectively. The noncontrolling interest's share of net loss was $0.7 million for the nine months ended December 31, 2015.

5.	RESTRUCTURING, TRANSITION AND ACQUISITIONS EXPENSES
During the quarter ended December 31, 2015, we completed the strategic assessment of our resource requirements within Content & Entertainment and Corporate reporting segments. As a result of that assessment, we recorded restructuring, transition and acquisition expenses of $0.6 million for the three months ended December 31, 2015.
A summary of activity for the transitional and acquisition accrual included within accounts payable and accrued expenses as of December 31, 2015 is as follows:

	Balance at March 31, 2015	Total Cost	Amounts Paid/Adjusted	Balance at December 31, 2015
Workforce Reduction - 2016	$—	$622	$(119)	$503

6. INCOME TAXES
We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the three and nine months ended December 31, 2015, we recorded income tax expense from continuing operations of $0.5 million, which represents state income taxes and U.S. Federal alternative minimum income taxes. No income tax expense was recorded for the three and nine months ended December 31, 2014. No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and nine months ended December 31, 2015 and 2014 due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards and other items attributable to the loss.
Our effective tax rates for the three and nine months ended December 31, 2015 were 31.2% and 1.3%, respectively. Our increase in effective rates from the three and nine months ended December 31, 2014 to the three and nine months ended December 31, 2015, are mainly due to an increase in taxable income by our Corp and Phase I segments. Taxable income increased significantly mainly due to timing differences related to fixed asset depreciation.

7.	NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2015		March 31, 2015
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$23,063	$15,956	$25,125	$36,418
Prospect Loan	—	66,965	—	67,967
KBC Facilities	7,646	13,630	7,649	19,361
P2 Vendor Note	149	331	125	393
P2 Exhibitor Notes	78	127	74	186
Total non-recourse notes payable	30,936	97,009	32,973	124,325
Less: Unamortized debt issuance costs	—	(4,834)	—	(5,938)
Total non-recourse notes payable, net of unamortized debt issuance costs	$30,936	$92,175	$32,973	$118,387

5.5% Convertible Notes Due 2035	$—	$64,000	$—	$—
Cinedigm Term Loans	—	—	—	17,965
Cinedigm Revolving Loans	—	21,927	24,294	—
2013 Notes	—	4,001	—	3,785
Total recourse notes payable	—	89,928	24,294	21,750
Less: Unamortized debt issuance costs	—	(3,231)	—	(750)
Total recourse notes payable, net of unamortized debt issuance costs	$—	$86,697	$24,294	$21,000
Total notes payable, net of unamortized debt issuance costs	$30,936	$178,872	$57,267	$139,387

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes.

2013 Term Loans

In February 2013, CDF I, our wholly owned subsidiary, entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale and other lenders. Under the terms of the 2013 Credit Agreement, CDF I may borrow an aggregate principal amount of $130.0 million, $5.0 million of which was allowed to be assigned to an affiliate of CDF I.

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at December 31, 2015 was 0.43%.

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

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $6.5 million and $3.9 million as of December 31, 2015 and March 31, 2015, respectively, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of December 31, 2015 and March 31, 2015, the debt service fund had a balance of $5.8 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

(In thousands)	December 31, 2015	March 31, 2015
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(85,931)	(63,348)
Discount on 2013 Term Loans	(137)	(196)
2013 Term Loans, net	39,019	61,543
Less current portion	(23,063)	(25,125)
Total long term portion	$15,956	$36,418

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $1.8 million and $6.5 million as of December 31, 2015 and March 31, 2015, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2015 and March 31, 2015, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	December 31, 2015	March 31, 2015
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	3,640
Payments to date	(7,813)	(5,673)
Prospect Loan, net	66,965	67,967
Less current portion	—	—
Total long term portion	$66,965	$67,967

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the nine months ended December 31, 2015. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	December 31, 2015	March 31, 2015
1	$22,336	3.75%	September 2018	$7,978	$10,371
2	13,312	3.75%	March 2018	5,230	6,656
3	11,425	3.75%	March 2019	5,304	6,528
4	6,450	3.75%	September 2018	2,764	3,455
	$53,523			$21,276	$27,010

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.61% at December 31, 2015, plus the interest rate noted above.

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

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 2.7 million shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 11.8 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $0.9 million and $2.4 million during the three months and nine months ended December 31, 2015, respectively, related to the Convertible Notes.

We recorded debt issuance costs of $3.7 million related to the issuance of the Convertible Notes during the nine months ended December 31, 2015.

Cinedigm Credit Agreement

On October 17, 2013, we entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale. Under the Cinedigm Credit Agreement, as amended in February 2015 and April 2015, we were permitted to borrow an aggregate principal amount of up to $55.0 million, including term loans of $25.0 million (the “Cinedigm Term Loans”) and revolving loans of up to $30.0 million (the “Cinedigm Revolving Loans”). Interest under the Cinedigm Term Loans was charged at a base rate plus 5.0%, or the Eurodollar rate plus 6.0% until the Cinedigm Term Loan was repaid on April 29, 2015 in connection with the Convertible Notes offering. The Cinedigm Revolving Loans bear interest at a base rate of 6.25% or the Eurodollar rate of 1.0% plus 4.0%. The Base rate, per annum, is equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 4.0%.

We repaid the entire outstanding balance of the Cinedigm Term Loans and amended the terms of the Cinedigm Revolving Loans in connection with our issuance of the Convertible Notes. In connection with the repayment of the Cinedigm Term Loans, we wrote-off certain unamortized debt issuance costs and the discount that remained on the balance of the note payable. As a result, we recorded $0.9 million as a loss on extinguishment of debt for the nine months ended December 31, 2015.

The April 2015 amendment to the Cinedigm Revolving Loans extended the term of the agreement to March 31, 2018, provided for the release of the equity interests in the subsidiaries that we had previously pledged as collateral, changed the interest rate and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 and a $5.0 million minimum liquidity covenant. The Cinedigm Revolving Loans, as amended, bear interest at Base Rate (as defined in the amendment) plus 3% or LIBOR plus 4%, at our election, but in no event may the elected Base Rate or LIBOR rate be less than 1%. Availability under the Cinedigm Revolving Loans was $25.5 million, of which we borrowed $21.9 million as of December 31, 2015. We are permitted to repay the Cinedigm Revolving Loans, at our option, in whole or in part.

In accordance with the April 2015 amendment to the Cinedigm Revolving Loans, we maintain a debt service reserve account for the aggregate amount of scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible notes over the next six months. As a result, the consolidated condensed balance sheet as of December 31, 2015 reflects an additional
$2.2 million of restricted cash related to the debt service reserve account. No such debt service account was maintained as of March 31, 2015.

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

At December 31, 2015, we were in compliance with all of our debt covenants.

8.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the nine months ended December 31, 2015, we issued 1,164,527 shares of Class A common stock as payment for services rendered by our Board of Directors and certain other third-party advisory services, payment of preferred stock dividends and the exercise of employee stock options.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at December 31, 2015 and March 31, 2015 were $0.1 million. In November 2015, we paid preferred stock dividends accrued at September 30, 2015 in the form of 159,413 shares of Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 2,721,000 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet as of December 31, 2015. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 11,791,384 shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

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

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2015	5,908,670	$1.72
Granted	185,000	0.79
Exercised	(25,000)	1.51
Canceled/forfeited	(2,257,500)	1.69
Balance at December 31, 2015	3,811,170	1.71

Stock options granted under the Plan during the nine months ended December 31, 2015 vest and become exercisable in 25% increments over four years from their grant dates. The weighted average remaining contractual life for stock options outstanding as of December 31, 2015 was 6.46 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 620,000 shares of our Class A Common Stock at an exercise price of $1.75 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of December 31, 2015, there were 232,500 unvested options outstanding.

In December 2010, we issued options to purchase 4,500,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $1.50 and $5.00, all of which were vested as of December 2013 and will expire in December 2020. As of December 31, 2015, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of December 31, 2015. All of the outstanding warrants are fully vested and exercisable.

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

The 2013 Warrants and related 2013 Notes are subject to certain transfer restrictions.

9.	COMMITMENTS AND CONTINGENCIES

LEASES

We have capital lease obligations covering a facility and computer equipment. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015. We have entered into a sub-lease agreement with an unrelated third party purchaser who makes all payments related to the lease and therefore, we have no continuing involvement in the operation of the Pavilion Theatre.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

LITIGATION

Gaiam Dispute
Since 2014, Cinedigm and Gaiam have been engaged in various legal disputes relating to Gaiam's sales of its entertainment media distribution business to Cinedigm. In a settlement agreement made effective as of September 29, 2015, Cinedigm and Gaiam agreed to the following; (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve Cinedigm's single preserved claim that it did not receive all of the cash collected by Gaiam on Cinedigm's behalf during the transition period following the sale (the "Cash Reconciliation Claim"); and (3) Gaiam would pay $2.3 million to Cinedigm. In a further settlement agreement executed in January

2016 and made effective as of December 31, 2015, Cinedigm and Gaiam agreed to resolve the Cash Reconciliation Claim in exchange for a further payment by Gaiam to Cinedigm in the amount of $1.6 million. Cinedigm will record the impact of this final settlement in the fourth fiscal quarter.

As a result, all legal disputes between the parties have now been finally and fully settled. The parties' settlements do not constitute an admission by either party of any liability or wrongdoing whatsoever.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended December 31,
(in thousands)	2015	2014
Cash interest paid	$11,542	$12,374
Accrued dividends on preferred stock	89	267
Issuance of common stock for payment of preferred stock dividends	267	267
Write-off of capital lease obligation	(769)	—

11.	SEGMENT INFORMATION

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$222	$—	$56,946	$101,577	$—	$—
Phase II Deployment	—	—	58,720	21,534	—	—
Services	—	—	1,544	—	—	—
Content & Entertainment	27,171	8,701	108,215	—	—	86
Corporate	11	—	16,780	—	86,697	4,268
Total	$27,404	$8,701	$242,205	$123,111	$86,697	$4,354

	As of March 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$252	$—	$74,595	$123,722	$—	$—
Phase II Deployment	—	—	61,350	27,638	—	—
Services	—	—	1,084	—	—	—
Content & Entertainment	31,520	26,701	122,610	—	—	84
Corporate	12	—	13,378	—	45,294	5,411
Total	$31,784	$26,701	$273,017	$151,360	$45,294	$5,495

	Statements of Operations
	For the Three Months Ended December 31, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,993	$3,184	$3,096	$14,435	$—	$30,708
Direct operating (exclusive of depreciation and amortization shown below)	341	57	1	8,113	—	8,512
Selling, general and administrative	118	20	213	3,405	3,854	7,610
Allocation of Corporate overhead	—	—	405	1,357	(1,762)	—
Restructuring, transition and acquisition expenses, net	—	—	—	102	474	576
Litigation settlement recovery, net of expenses	—	—	—	(225)	—	(225)
Depreciation and amortization of property and equipment	7,174	1,881	—	88	285	9,428
Amortization of intangible assets	12	—	—	1,450	1	1,463
Total operating expenses	7,645	1,958	619	14,290	2,852	27,364
Income (loss) from operations	$2,348	$1,226	$2,477	$145	$(2,852)	$3,344

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$1	$2	$—	$3
Selling, general and administrative	—	—	—	66	281	347
Total stock-based compensation	$—	$—	$1	$68	$281	$350

	Statements of Operations
	For the Three Months Ended December 31, 2014
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,995	$3,078	$3,039	$16,164	$—	$31,276
Direct operating (exclusive of depreciation and amortization shown below)	287	105	4	8,714	—	9,110
Selling, general and administrative	19	28	176	4,007	3,254	7,484
Allocation of Corporate overhead	—	—	470	1,380	(1,850)	—
Provision for doubtful accounts	(300)	(78)	—	—	—	(378)
Restructuring, transition and acquisition expenses, net	61	—	—	350	76	487
Litigation and related expenses	—	—	—	578	—	578
Depreciation and amortization of property and equipment	7,137	1,881	53	49	280	9,400
Amortization of intangible assets	11	—	—	1,450	1	1,462
Total operating expenses	7,215	1,936	703	16,528	1,761	28,143
Income (loss) from operations	$1,780	$1,142	$2,336	$(364)	$(1,761)	$3,133

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$2	$—	$6
Selling, general and administrative	—	—	—	86	355	441
Total stock-based compensation	$—	$—	$4	$88	$355	$447

	Statements of Operations
	For the Nine Months Ended December 31, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	27,856	9,252	8,898	35,234	—	81,240
Direct operating (exclusive of depreciation and amortization shown below)	899	257	8	23,028		24,192
Selling, general and administrative	456	84	648	14,401	10,348	25,937
Allocation of Corporate overhead	—	—	1,212	4,058	(5,270)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	102	670	772
Litigation settlement recovery, net of expenses	—	—	—	(635)	—	(635)
Goodwill impairment	—	—	—	18,000	—	18,000
Depreciation and amortization of property and equipment	21,478	5,643	—	239	852	28,212
Amortization of intangible assets	31	—	—	4,349	5	4,385
Total operating expenses	23,105	6,082	1,868	63,542	6,605	101,202
Income (loss) from operations	$4,751	$3,170	$7,030	$(28,308)	$(6,605)	$(19,962)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	—	—	9	5	—	14
Selling, general and administrative	—	—	1	202	1,207	1,410
Total stock-based compensation	—	—	10	207	1,207	1,424

	Statements of Operations
	For the Nine Months Ended December 31, 2014
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	27,291	9,287	8,962	32,314	—	77,854
Direct operating (exclusive of depreciation and amortization shown below)	752	379	56	19,738	—	20,925
Selling, general and administrative	297	101	588	13,107	9,202	23,295
Allocation of Corporate overhead	—	—	1,395	4,069	(5,464)	—
Provision for doubtful accounts	(204)	(23)	21	—	—	(206)
Restructuring, transition and acquisition expenses, net	61	—	—	1,768	421	2,250
Litigation and related expenses	—	—	—	780	—	780
Depreciation and amortization of property and equipment	21,412	5,643	159	141	812	28,167
Amortization of intangible assets	34	—	—	4,774	3	4,811
Total operating expenses	22,352	6,100	2,219	44,377	4,974	80,022
Income (loss) from operations	4,939	3,187	6,743	(12,063)	(4,974)	(2,168)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	—	—	4	8	—	12
Selling, general and administrative	—	—	10	215	1,235	1,460
Total stock-based compensation	—	—	14	223	1,235	1,472

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute a wide range of content from leading international and domestic content creators and suppliers, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD"), and (ii) physical goods, including DVD and Blu-ray Discs. In addition, we have expanded our distribution and leveraged our content library to compete in the Over-The-Top ("OTT") channel business. Our three OTT channels, CONtv, Docurama and The Dove Channel are available on several platforms including Roku, Xbox and Amazon.

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

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of December 31, 2015, we had approximately $128.1 million of scheduled principal payments outstanding on non-recourse debt, which exclude debt discounts and unamortized debt issuance costs, that are serviced by our digital cinema business. We also had approximately $90.9 million of scheduled outstanding principal payments on recourse debt that are not attributable to a particular reportable segment and are reported as part of our corporate operations.

As we have previously disclosed, on June 8, 2015, we received a notice from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our Class A common stock for 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rules, we were afforded 180 calendar days, or until December 7, 2015, to regain compliance with the Bid Price Rule, during which time it would be required to maintain a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. We were unable to regain compliance with the Bid Price Rule by December 7, 2015. Accordingly, on December 10, 2015, we received a letter from Nasdaq notifying us that our Class A common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Listing Qualifications Panel. We have requested such a hearing at which we will seek an extension of up to an additional 180 days to regain compliance. The delisting action is stayed during the hearing process. There can be no assurance that we will ultimately be granted an extension of the compliance period. However, we have already obtained the approval of our stockholders empowering our Board to effect a reverse stock split sufficient to regain compliance with the Bid Price Rule, and our Board of Directors intends to effectuate such a reverse split promptly if it becomes clear that the continued listing of the Class A common stock cannot otherwise be assured.

We reported consolidated net losses attributable to common stockholders' of $2.6 million and $35.9 million during the three and nine months ended December 31, 2015, respectively, and we have an accumulated deficit of $336.3 million as of December 31, 2015. We also have significant contractual obligations related to our non-recourse and recourse debt. We may continue generating consolidated net losses for the foreseeable future. We believe the combination of: (i) our cash and restricted cash balances at December 31, 2015, (ii) the remaining availability under our revolving line of credit, (iii) planned cost reduction initiatives, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. As a result of our ongoing process of exploring and evaluating potential significant strategic and capital raising opportunities with the help of our financial advisor, we are in discussions with a potential investor to help meet our ongoing capital raising requirements. There can be no assurance that the transaction under discussion will be consummated. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Continuing Operations for the Three Months Ended December 31, 2015 and 2014

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$9,993	$8,995	$998	11%
Phase II Deployment	3,184	3,078	106	3%
Services	3,096	3,039	57	2%
Content & Entertainment	14,435	16,164	(1,729)	(11)%
	$30,708	$31,276	$(568)	(2)%

Increased revenues in our Phase I and Phase II Deployment businesses reflect the wide release of 35 titles in three months ended December 31, 2015 compared to 33 of such titles in the December 31, 2014 period. In addition, two blockbuster titles released in the three months ended December 31, 2015, accounted for the increase over the prior period in which no blockbuster films were released on our deployed systems.

Revenue generated by our Services segment increased as a result of the higher VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Certain Phase I and Phase II Systems reached the conclusion of their deployment payment period in December 2015 and therefore, we expect VPF and Services revenue on those systems to decrease in the future.

Revenues at our Content & Entertainment segment decreased, due to weaker than expected digital performance due to industry leaders focusing more of their capital on original content, rather than third-party content, and agreements that were moved to subsequent periods. In addition, we continued to experience a decline in sales and shelf space allotted to our traditional DVD and Blu-ray business, which is negatively impacted by changes in technology and consumer behavior. We continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$341	$287	$54	19%
Phase II Deployment	57	105	(48)	(46)%
Services	1	4	(3)	(75)%
Content & Entertainment	8,113	8,714	(601)	(7)%
	$8,512	$9,110	$(598)	(7)%

Direct operating expenses decreased in the three months ended December 31, 2015 compared to the prior period, reflecting lower revenue in our CEG business, higher third party distribution costs, and higher OTT platform and content distribution costs. In addition, there were reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and we focused more on OTT channel entertainment in the 2015 fiscal year.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$118	$19	$99	521%
Phase II Deployment	20	28	(8)	(29)%
Services	213	176	37	21%
Content & Entertainment	3,405	4,007	(602)	(15)%
Corporate	3,854	3,254	600	18%
	$7,610	$7,484	$126	2%

Selling, general and administrative expenses increased in our Corporate operations compared to the prior period, primarily reflecting increased salaries, consulting fees and related expenses. Selling, general and administrative fees in our Content & Entertainment segment decreased as a result of lower salaries and related expenses, partially offset by higher operating expenses related to our OTT business, which we launched in the fourth quarter of the fiscal year ended March 31, 2015

Restructuring, Transition and Acquisitions Expenses

In the three months ended December 31, 2015 we recorded restructuring expenses in the amount of $0.6 million, primarily related to workforce reduction related to our assessment of our resource requirements within Content & Entertainment and Corporate reporting segments.

For the three months ended December 31, 2014, we recorded restructuring, transition and acquisitions expenses, net of $0.5 million, primarily related to professional fees, workforce reduction and integration related to the GVE Acquisition.

Litigation settlement (recovery), net of expenses

In the three months ended December 31, 2015, litigation recovery, net of related expenses, was $0.2 million, resulting from a legal settlement arising from disputes related to our October 2013 GVE Acquisition. In connection with the settlement agreements, we recorded settlement income of $2.3 million in our second fiscal quarter ended September 30, 2015 and expect to record additional settlement income of $1.6 million in the fourth fiscal quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$7,174	$7,137	$37	1%
Phase II Deployment	1,881	1,881	—	—%
Services	—	53	(53)	(100)%
Content & Entertainment	88	49	39	80%
Corporate	285	280	5	2%
	$9,428	$9,400	$28	—%
Depreciation and amortization expense was consistent with the prior period, as we have not had significant additions to our property and equipment balances.

Interest expense, net

	For the Three Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$3,032	$3,373	$(341)	(10)%
Phase II Deployment	304	374	(70)	(19)%
Corporate	1,822	1,182	640	54%
	$5,158	$4,929	$229	5%

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

Interest expense at Corporate increased during the three months ended December 31, 2015, primarily as a result of the issuance of the Convertible Notes in April 2015. In the three months ended December 31, 2015, we recorded interest expense of $0.9 million related to the Convertible Notes. We used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes was slightly offset by the reduced amount of interest expense in connection with the extinguished Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving line of credit decreased from the same period in the prior year, borrowings in the nine months ended December 31, 2015 were outstanding for a longer period of time and therefore resulted in an increase to interest expense compared to the prior period.

The change in fair value of the interest rate derivatives was a loss of approximately $34.0 thousand for the three months ended December 31, 2015, compared to income of $0.1 million for the same period in the prior year.

Income Tax Expense

We recorded income tax expense from continuing operations of $0.4 million and $0.1 million for the three months ended December 31, 2015, in our Phase I and Corp segments, respectively, which represents State income taxes and U.S. Federal alternative minimum income taxes. Our effective tax rates for the three months ended December 31, 2015 were 31.2%. Our increase in effective rates from the three months ended December 31, 2014 to the three months ended December 31, 2015, are mainly due to an increase in taxable income due to timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) decreased 8% compared to the three months ended December 31, 2014. Adjusted EBITDA from our non-deployment businesses was $1.9 million during the three months ended December 31, 2015, compared to $3.7 million for the three months ended December 31, 2014. The reconciliation of Adjusted EBITDA for three months ended December 31, 2015, also takes into consideration $0.1 million of legal and other professional fees, primarily related to activist shareholder proposals, and a reduced expenses related to the settlement of the GVE litigation of $0.2 million, net of related expenses recorded in the period. The decrease in adjusted EBITDA compared to the prior period primarily reflects higher operating expenses in our Content & Entertainment business and Corporate, particularly advertising, marketing and consulting expenses.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Three Months Ended December 31,
($ in thousands)	2015	2014
Loss from continuing operations	$(1,976)	$(1,933)
Add Back:
Income tax expense	470	—
Depreciation and amortization of property and equipment	9,428	9,400
Amortization of intangible assets	1,463	1,462
Interest expense, net	5,158	4,929
Other income, net	(274)	31
Change in fair value of interest rate derivatives	(34)	106
Stock-based compensation and expenses	350	447
Restructuring, transition and acquisition expenses, net	576	487
Professional fees pertaining to activist shareholder proposals and compliance	56	190
Litigation settlement (recovery) net of expenses	(225)	578
Net income attributable to noncontrolling interest	(487)	—
Adjusted EBITDA	$14,505	$15,697

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,055)	$(9,018)
Amortization of intangible assets	(12)	(11)
Income from operations	(3,574)	(2,983)
Adjusted EBITDA from non-deployment businesses	$1,864	$3,685

Results of Continuing Operations for the Nine Months Ended December 31, 2015 and 2014

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$27,856	$27,291	$565	2%
Phase II Deployment	9,252	9,287	(35)	—%
Services	8,898	8,962	(64)	(1)%
Content & Entertainment	35,234	32,314	2,920	9%
	$81,240	$77,854	$3,386	4%

Revenues in our Phase I Deployment businesses increased compared to the prior period, primarily because there were a greater number of wide titles released in the nine months ended December 31, 2015 than in the same period of the prior year. Systems deployed and screen utilization rates were consistent with the prior period.

Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Revenue generated by our Services segment decreased as a result of the reduced VPFs earned by our Phase II deployment businesses. Certain Phase I Systems reached the conclusion of their deployment payment period in December 2015 and therefore, we expect VPF and Services revenue on those systems to decrease in the future.

Revenues at our Content & Entertainment segment increased, reflecting higher revenues related to digitally distributed content and significantly fewer product returns compared to the December 31, 2014 period. The increase was partially offset by the continued decline in sales and shelf space allotted to packaged goods for our traditional DVD and Blu-ray business, which has been negatively impacted by changes in technology and consumer behavior. To offset this secular trend, we continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. Our first channel, Docurama, was launched in May 2014 and leverages our existing content library. In March 2015, we launched CONtv in cooperation with Wizard World, Inc., leveraging their large fan base and national convention presence, and in September 2015, we launched the Dove Channel, targeting families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$899	$752	$147	20%
Phase II Deployment	257	379	(122)	(32)%
Services	8	56	(48)	(86)%
Content & Entertainment	23,028	19,738	3,290	17%
	$24,192	$20,925	$3,267	16%

Direct operating expenses increased in the nine months ended December 31, 2015, mainly driven by increased revenue in our CEG business, higher third party distribution costs, and OTT platform and content distribution costs compared to the period ended December 31, 2014. The increase was slightly offset by reduced theatrical releasing costs, marketing and content acquisitions, as we made the strategic decision to focus significantly less on theatrical film releases and more on OTT channel entertainment in the 2015 fiscal year.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$456	$297	$159	54%
Phase II Deployment	84	101	(17)	(17)%
Services	648	588	60	10%
Content & Entertainment	14,401	13,107	1,294	10%
Corporate	10,348	9,202	1,146	12%
	$25,937	$23,295	$2,642	11%

Selling, general and administrative expenses increased compared to the prior period, primarily reflecting higher salaries, consulting fees and related expenses at Corporate. In addition, advertising and marketing expenses in our Content & Entertainment business increased $1.5 million compared to the prior period, reflecting our CONtv OTT channel, which launched in the fourth quarter of the prior fiscal year. For the nine months ended December 31, 2015 we recorded $0.9 million of incremental legal and other professional fees related to certain activist shareholder proposals compared to $0.2 million in the prior period.

In the nine months ended December 31, 2015, we also recorded a provision for doubtful accounts related to a customer that filed for Chapter 11 bankruptcy relief.

Restructuring, Transition and Acquisitions Expenses

Restructuring, transition and acquisitions expenses, net were $0.8 million for the nine months ended December 31, 2015, which reflects the assessment of our resource requirements within Content & Entertainment and Corporate reporting segments compared to $2.3 million in the prior period. Restructuring, transition and acquisitions expenses, primarily reflect workforce reduction for the nine months ended December 31, 2015.

Goodwill Impairment

In the nine months ended December 31, 2015, we recorded a goodwill impairment charge of $18.0 million. We reassessed the fair value of our CEG reporting unit in the second fiscal quarter of 2015 because the reporting unit was expected to perform below the expectations that we established for fiscal year 2016 during our annual testing of goodwill at March 31, 2015. We faced challenges in the first half of fiscal 2016 that significantly impacted our ability to establish the new contracts, customer relationships and OTT channels that we had originally anticipated and shifted a portion of management's focus away from business operations. As a result, our fiscal 2016 projections for revenue and adjusted EBITDA are expected to fall materially below our original estimates, particularly those for the second half of the fiscal year. No goodwill impairment was recorded in the three and nine months ended December 31, 2014.

Litigation settlement (recovery), net of expenses

In the nine months ended December 31, 2015, litigation recovery, net of expenses, was $0.6 million, resulting from a legal settlement arising from disputes related to our October 2013 GVE Acquisition. In connection with the settlement agreements, we recorded settlement income of $2.3 million in our second fiscal quarter ended September 30, 2015 and expect to record additional settlement income of $1.6 million in the fourth fiscal quarter.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$21,478	$21,412	$66	—%
Phase II Deployment	5,643	5,643	—	—%
Services	—	159	(159)	(100)%
Content & Entertainment	239	141	98	70%
Corporate	852	812	40	5%
	$28,212	$28,167	$45	—%
Depreciation and amortization expense was consistent with the comparable quarter in the prior fiscal year, as we have not added substantially to our property and equipment balances.

Amortization of intangible assets

Amortization of intangible assets decreased to $4.4 million for the fiscal quarter ended December 31, 2015 from $4.8 million as certain intangible assets became fully amortized in the prior fiscal year.

Interest expense, net

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Phase I Deployment	$9,288	$10,352	$(1,064)	(10)%
Phase II Deployment	958	1,183	(225)	(19)%
Corporate	5,234	3,422	1,812	53%
	$15,480	$14,957	$523	3%

We made principal payments of $48.7 million on our long-term debt arrangements and made payments (net of borrowings) under our revolving credit facility of $2.4 million in the nine months ended December 31, 2015. On April 29, 2015 we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

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

Interest expense at Corporate increased during the nine months ended December 31, 2015, primarily as a result of the issuance of the Convertible Notes. In the nine months ended December 31, 2015, we recorded interest expense of $2.4 million related to the Convertible Notes. In April 2015, we used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes and increased borrowings under the revolving credit facility was slightly offset by reduced interest expense in connection with the Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving credit facility increased from the same period in the prior year, such borrowings were not outstanding for the entire period during the nine months ended December 31, 2015 and therefore did not add materially to the change from the prior period.

In connection with the repayment of the Term Loans under the Cinedigm Credit Agreement, we wrote-off certain debt issuance costs and the discount that remained on the balance of the Term Loans. As a result, we recorded $0.9 million as a loss on the extinguishment of debt in the nine months ended December 31, 2015.

The change in fair value of the interest rate derivatives was a loss of approximately $32.0 thousand and a loss of 0.3 million for the nine months ended December 31, 2015 and 2014, respectively.

Income Tax Expense

We recorded income tax expense from continuing operations of $0.4 million and $0.1 million for the nine months ended December 31, 2015, in our Phase I and Corp segments, respectively, which represents State income taxes and U.S. Federal alternative minimum income taxes. Our effective tax rates for the nine months ended December 31, 2015 were 1.3%. Our increase in effective rates from the nine months ended December 31, 2014 to the nine months ended December 31, 2015, are mainly due to an increase in taxable income due to timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) for the nine months ended December 31, 2015 decreased 5% compared to same period in the prior fiscal year. Adjusted EBITDA from our non-deployment businesses also decreased compared to the nine months ended December 31, 2014. The reconciliation of Adjusted EBITDA for nine months ended December 31, 2015, also takes into consideration goodwill impairment of $18.0 million, incremental legal and other professional fees of $0.9 million, primarily related to activist shareholder proposals and a recovery related to a the settlement of the GVE litigation of $0.6 million, net of related expenses recorded in the period. The decrease in adjusted EBITDA compared to the prior period primarily reflects higher selling, general and administrative expenses at Corporate compared to the same period in the prior fiscal year.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014
Loss from continuing operations	$(36,369)	$(17,337)
Add Back:
Income tax expense	470	—
Depreciation and amortization of property and equipment	28,212	28,167
Amortization of intangible assets	4,385	4,811
Interest expense, net	15,480	14,957
Loss on extinguishment of debt	931	—
Other income, net	(506)	(69)
Change in fair value of interest rate derivatives	32	281
Stock-based compensation and expenses	1,424	1,472
Goodwill impairment	18,000	—
Restructuring, transition and acquisition expenses, net	772	2,250
Professional fees pertaining to activist shareholder proposals and compliance	856	229
Litigation settlement (recovery) net of expenses	(635)	780
Net loss attributable to noncontrolling interest	688	—
Adjusted EBITDA	$33,740	$35,541

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(27,121)	$(27,055)
Amortization of intangible assets	(31)	(34)
Income from operations	(7,921)	(8,187)
Adjusted EBITDA from non-deployment businesses	$(1,333)	$265

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its consolidated financial statements.

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

We may continue to generate net losses in the future primarily due to depreciation and amortization, interest on the Convertible Notes, 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital for strategic acquisitions or working capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Our business is primarily driven by the growth in global demand for video entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2014 there were approximately 43,000 domestic (United States and Canada) movie theatre screens and approximately 142,000 screens worldwide, of which approximately 42,000 of the domestic screens were equipped with digital cinema technology, and 12,628 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary drivers of our revenues.

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of December 31, 2015, the outstanding commitments related to the KBC Facilities were $21.3 million.

In February 2013, we entered into a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment, Phase I and our digital cinema servicing business. As of December 31, 2015, the scheduled outstanding principal payments on these non-recourse credit facilities, which exclude the impacts of debt discounts and unamortized debt issuance costs, were $106.1 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million (which were repaid in April 2015 in connection with the issuance of the Convertible Notes described below) and revolving loans of up to $30.0 million, of which $21.9 million of the revolving loans were drawn upon as of December 31, 2015. The Cinedigm Credit Agreement, which further enhances our working capital needs and ability to further invest in entertainment content, will be supported by the cash flows of our media library. Additionally, in 2013, we entered into a mezzanine financing agreement providing $5.0 million of financing.

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

As of December 31, 2015, the scheduled outstanding principal payments on our recourse notes payable, which exclude the impact of debt discounts and unamortized debt issuance costs, was $90.9 million.

As of December 31, 2015, we had working capital, defined as current assets less current liabilities, of $6.5 million and cash and cash equivalents and restricted cash totaling $35.2 million.

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
($ in thousands)	2015	2014
Net cash provided by operating activities	$15,078	$11,505
Net cash (used in) provided by investing activities	(362)	884
Net cash used in financing activities	(7,478)	(33,010)
Net decrease in cash and cash equivalents	$7,238	$(20,621)

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as goodwill impairment, depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to begin to decrease in the fourth quarter of our current fiscal year as certain Phase I and Phase II Systems reached the conclusion of their deployment payment period in December 2015. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $30.0 million, of which $25.5 million was available for borrowing as of December 31, 2015. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash. We expect to receive a litigation settlement payment in the amount of $1.6 million in the fourth quarter of fiscal 2016.

Cash flows from investing activities consisted of purchases of property and equipment, offset by capital contributions of $1.1 million from the noncontrolling interest partner in CONtv.

For the nine months ended December 31, 2015, cash flows used in financing activities primarily reflects:

•	payments of $48.7 million on our long-term debt arrangements;

•	net payments made on our revolving credit facility of $2.4 million;

•	a payment of $11.4 million to purchase a forward contract related to our structured stock repurchase program;

•	repurchases of common stock of $2.7 million; and
•repayments capital lease obligations; offset by:

•	the issuance of $64.0 million aggregate amount of 5.5% Senior Convertible Notes, due April 2035.

•	deferred financing payments of $3.7 million;

•	and restricted cash payment of $2.3 million for debt service reserve for Cinedigm Revolving Loans and Convertible Notes.

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

The following table summarizes our significant contractual obligations as of December 31, 2015:

	Payments Due
Contractual Obligations (in thousands)	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Long-term recourse debt	$90,927	$—	$21,927	$5,000	$64,000
Long-term non-recourse debt (1)	128,084	30,877	29,811	431	66,965
Capital lease obligations (2)	4,304	330	934	1,460	1,580
Debt-related obligations, principal	$223,315	$31,207	$52,672	$6,891	$132,545

Interest on recourse debt	$71,777	$3,971	$7,940	$7,066	$52,800
Interest on non-recourse debt (1)	44,017	9,472	15,860	14,961	3,724
Interest on capital leases (2)	3,067	717	1,262	844	244
Total interest	$118,861	$14,160	$25,062	$22,871	$56,768
Total debt-related obligations	$342,176	$45,367	$77,734	$29,762	$189,313

Total non-recourse debt including interest	$172,101	$40,349	$45,671	$15,392	$70,689
Operating lease obligations	$7,362	$312	$2,457	$2,610	$1,983

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of December 31, 2015. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

Seasonality

Revenues from our Phase I Deployment and Phase II Deployment segments derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. Our CEG segment benefits from the winter holiday season, and as a result, revenues in the segment are typically highest in our fiscal third quarter, however we believe the seasonality of motion picture exhibition is becoming less pronounced as the motion picture studios are releasing movies more evenly throughout the year.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gaiam Dispute
Since 2014, Cinedigm and Gaiam have been engaged in various legal disputes relating to Gaiam's sales of its entertainment media distribution business to Cinedigm. In a settlement agreement made effective as of September 29, 2015, Cinedigm and Gaiam agreed to the following; (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve Cinedigm's single preserved claim that it did not receive all of the cash collected by Gaiam on Cinedigm's behalf during the transition period following the sale (the "Cash Reconciliation Claim"); and (3) Gaiam would pay $2.3 million to Cinedigm. In a further settlement agreement executed in January 2016 and made effective as of December 31, 2015, Cinedigm and Gaiam agreed to resolve the Cash Reconciliation Claim in exchange for a further payment by Gaiam to Cinedigm in the amount of $1.6 million. Cinedigm will record the impact of this final settlement in the fourth fiscal quarter.
As a result, all legal disputes between the parties have now been finally and fully settled. The parties' settlements do not constitute an admission by either party of any liability or wrongdoing whatsoever.

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

CINEDIGM CORP.

Date:	February 9, 2016	By:
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 9, 2016	By:
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	‑‑	Confidential Settlement Agreement and Release dated as of September 30, 2015, among Gaiam Inc., Gaiam Americas, Inc., Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.