Form 10-Q/A
period 2015-12-31
Cinedigm Corp.
filed 2016-03-17
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment" to the Quarterly Report on Form 10-Q of Cinedigm Corp. (the "Company") for the quarter ended December 31, 2015 (the "Original Filing"), originally filed with the U.S. Securities and Exchange Commission (the "SEC") on February 9, 2016, is being filed to correct the unintentional omission of conformed signatures.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended , subsequent to the filing of the Original Filing.

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

CINEDIGM CORP.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	‑‑	Confidential Settlement Agreement and Release dated as of September 30, 2015, among Gaiam Inc., Gaiam Americas, Inc., Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC. (previously filed).
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.