Form 10-K
period 2016-03-31
Cinedigm Corp.
filed 2016-07-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $5.60 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2015, was $39,442,832. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of July 11, 2016, 7,879,593 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 1,179,138 shares subject to our forward purchase transaction.

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
REVERSE STOCK SPLIT OF OUR CLASS A COMMON STOCK

In May 2016, we effected a 1-for-10 reverse stock split of our Class A common stock, whereby each 10 shares of our Class A common stock and common stock equivalents were converted into 1 share of Class A common stock. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to give effect to the reverse stock split.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). We are (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, and home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 12,000 domestic and foreign movie screens.

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Discovery Networks, National Geographic and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD") and (ii) physical goods, including DVD and Blu-ray Discs. In addition, we operate a growing number of branded and curated over-the-top ("OTT") entertainment channels, including Docurama, CONtv and Dove Entertainment Channel.

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

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2016, we had approximately $116.9 million of non-recourse outstanding debt principal that relates to and is serviced by, our digital cinema business. We also have approximately $90.9 million of outstanding debt principal, as of March 31, 2016 that is attributable to our Content & Entertainment and Corporate segments.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in the United States as well as an innovator and leader in the quickly evolving OTT digital network business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, iTunes, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award-winning documentaries from Docurama Films®, next-gen Indies from Flatiron Film Company®, acclaimed independent films and festival picks through partnerships with the Sundance Institute and Tribeca Films, and a wide range of content from brand name suppliers, including Discovery, Scholastic, NFL, Shout! Factory, Hallmark and Jim Henson.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our OTT digital network business. Our first channel, Docurama, launched in May 2014 as an advertising-supported video on demand service ("AVOD") across most Internet connected devices and now contains hundreds of documentary films for download. In March 2015, Wizard World, Inc. and we launched CONtv, a targeted lifestyle channel and "Freemium" service with both AVOD and subscription video on demand offerings ("SVOD"). Our Freemium business model provides users with free content and the ability to upgrade to a selection of premium services by paying subscription fees. CONtv is one of the largest Freemium OTT channels available in terms of hours of content, with thousands of hours of content, including original programs and behind the scenes footage direct from Wizard World Comic Con gatherings. Docurama and CONtv are available across most major platforms, including Apple iOS, Google Android, Roku players and TV, Samsung SmartHub devices and we expect more devices to come to market. In the fall of 2015, we introduced our third OTT channel, Dove Entertainment Channel, which is a freemium service targeted to families and kids seeking high quality and family friendly content approved by the Dove Foundation. We continue to search for other branded partners to launch additional channels.

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

In our fiscal years 2013 and 2014, we acquired the businesses of two home entertainment content providers and distributors that have made our CEG segment one of the leading independent content distributors in the United States. Our CEG segment holds direct relationships with thousands of physical storefronts and digital retailers, including Walmart, Target, iTunes, Netflix, and Amazon, as well as all the national cable and satellite television VOD platforms.

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

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have shifted our acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, rather than traditional catalog based titles. In recent years, we acquired the distribution rights to a variety of new and original films. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing infrastructure and library, in partnership with well-known brands, to distribute our content direct-to-consumers.

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
Customers

For the fiscal year ended March 31, 2016, two customers, Walmart and Amazon, represented 10% or more of CEG's revenues and one of these customers represented approximately 21% of our consolidated revenues.

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
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of March 31, 2016, we are no longer earning virtual print fees ("VPFs") revenues from certain major studios on 101 of such systems.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for our 8,931 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC. We retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2016, Phase I Deployment had 3,724 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2016, Phase II Deployment had 8,931 of such Systems installed.

Our Phase I Deployment and Phase II Deployment segments own and license Systems to theatrical exhibitors and collect VPFs from motion picture studios and distributors, as well as alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens. We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema. As part of the Phase I Deployment of our Systems, we have agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing us to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment of Systems. Phase 1 DC has agreements with 20 theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Content & Entertainment, which is described below.

Beginning in December 2015, certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue was not material to our financial statements during the fiscal year ending March 31, 2016, it is expected to have a material impact in subsequent periods. As of March 31, 2016, 101 of the systems in our Phase I deployment had ceased to earn VPF revenue from certain major studios. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2016, our Phase II Deployment segment also entered into master license agreements with 434 exhibitors and CDF2 covering 8,992 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2016, we had 8,931 Phase 2 DC Systems installed, including 6,428 screens under the exhibitor-buyer structure ("Exhibitor-Buyer Structure"), 1,050 screens covering 10 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,421 screens covering 179 exhibitors through CDF2, and 22 screens under other arrangements with two exhibitors.

Exhibitors paid us an installation fee of up to $2.0 thousand per screen out of the VPFs collected by our Services segment. We manage the billing and collection of VPFs and remit to exhibitors all VPFs collected, less an administrative fee of approximately 10%. For Phase 2 DC Systems we own and finance on a non-recourse basis, we typically received a similar installation fee of up to $2.0 thousand per screen and an ongoing administrative fee of approximately 10% of VPFs collected. We have recorded no debt, property and equipment, financing costs or depreciation in connection with Systems covered under the Exhibitor-Buyer Structure and CDF2 Holdings.

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

Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase II systems will end by December 2022 or earlier if cost recoupment is achieved.

Customers

Phase I and Phase II Deployment customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2016, five customers, 20th Century Fox, Warner Brothers, Disney Worldwide Services, Universal Pictures and Sony Pictures Releasing Corporation, each represented 10% or more of Phase 1 DC's revenues and together generated 68%, 61% and 31% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively. No single Phase 1 DC or Phase 2 DC customer comprised more than 10% of our consolidated accounts receivable. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2017.

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

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,724 screens in the Phase 1 Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 8,931 Phase 2 Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of our agreements with motion picture studios, and are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Unpaid services fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid.

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

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 534 screens as of March 31, 2016.

Customers

For the fiscal year ended March 31, 2016, no customer comprised more than 10% of Services' revenues or accounts receivable.

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
On September 23, 2014, we completed the sale of Software to a third party. See Note 3 - Discontinued Operations to the Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data for further information.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2016, we had 126 employees, with 8 part-time and 118 full-time, of which 23 are in sales and marketing, 46 are in operations, and 49 are in executive, finance, technology and administration functions.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business
We maintain a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.
We maintain a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt. Our level of indebtedness could have important consequences, including, without limitation:

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to pursue our growth strategy or, including restricting us from making strategic acquisitions or causing us to make nonstrategic divestitures;

•
placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions; and

•	making us more vulnerable in the event of a downturn in our business, our industry or the economy in general.
In addition, our current credit facilities contain, and any future credit facilities will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.
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

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In fiscal years ended March 31, 2015 and 2016, we recorded goodwill impairment charges of $6.0 million and $18.0 million, respectively, in our Content & Entertainment operating segment. See Note 2 - Summary of Significant Accounting Policies of our financial statements included in Item 8 of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill or other intangible assets is determined which could adversely affect our results of operations.

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
We depend heavily on technology and viewing content to operate our business. Our success depends on protecting our intellectual property, which is one of our most important assets. We have intellectual property consisting of:

•	rights to certain domain names;

•	registered service marks on certain names and phrases;

•	various unregistered trademarks and service marks;

•	film, television and other forms of viewing content;

•	know-how; and

•	rights to certain logos.

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
We now have, and will continue to have, significant debt obligations. In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed Term Loans in the aggregate amount of $25.0 million and may borrow revolving loans and have letters of credit issued in an aggregate amount at any one time outstanding not to exceed $30.0 million. In April 2015, we repaid and terminated the term loan in its entirety, and in May 2016, we reduced the capacity of the revolving loans to $22.0 million. The obligations under the Cinedigm Credit Agreement, as amended and restated, are with full recourse to Cinedigm. As of March 31, 2016, principal amount outstanding under the Cinedigm Credit Agreement was $21.9 million. Additionally, in October 2013, we issued $5.0 million aggregate principal amount of subordinated notes (the “2013 Notes”), which debt is unsecured and subordinate to the debt under the Cinedigm Credit Agreement. In April 2015, we issued $64.0 million aggregate principal amount of 5.5% Convertible Senior Notes due 2035 (the “Convertible Notes”), which debt is unsecured, subordinate to the debt under the Cinedigm Credit Agreement and senior to the 2013 Notes.
As of March 31, 2016, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $112.3 million, none of which is guaranteed by Cinedigm Corp. or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, and Phase 2 B/AIX with respect to the KBC Agreements. In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness ($66.5 million as of March 31, 2016) pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.
We also had capital lease obligations covering a facility and computer equipment with an aggregate principal amount of as of March 31, 2016. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and from that point forward, it has not been operated by us. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to remain on our Consolidated Balance Sheets as of March 31, 2016 and 2015. However, we have entered into a sub-lease agreement with the unrelated third party purchaser that makes all payments related to the lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre.
In February 2013, DC Holdings LLC, our wholly owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130.0 million of which $5.0 million was assigned to DC Holding LLC. As of March 31, 2016, the outstanding principal amount of the Prospect Loan and the Phase I Credit Agreement were $66.5 million and $30.9 million, respectively. Phase 2 B/AIX, our indirect wholly owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $65.3 million in the aggregate. As of March 31, 2016, the outstanding principal balance under the KBC Agreements was $18.6 million in the aggregate.
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

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2016, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $34.0 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate. These facilities are non-recourse to Cinedigm and our subsidiaries, excluding our VIE, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment it made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2016 was $11.9 million. We have no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0.
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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2016, we had working capital, defined as current assets less current liabilities, of $1.0 million, and cash and cash equivalents and restricted cash totaling $34.5 million; we have total stockholders' deficit of $73.0 million; however, during the fiscal year ended March 31, 2016, we generated $25.5 million of net cash flows from operating activities.
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
As of March 31, 2016, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of the Class A common stock, beneficially own, directly or indirectly, in the aggregate, approximately 34.1% of our outstanding Class A common stock. In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 161,740 shares of Class A common stock and has stock options to purchase 600,000 shares of Class A common stock, of which 550,000 options are vested and 50,000 options vest in March 2017. If all the options were exercised, Mr. McGurk would own 761,740 shares or approximately 8.4% of the then-outstanding Class A common stock. In addition, Ronald L. Chez, our strategic advisor, owns 560,809 shares of Class A common stock and warrants to purchase 97,500 shares of Class A common stock. If such warrants were exercised, Mr. Chez would own 658,309 shares or approximately 8.2% of the Class A common stock. Further, an affiliate of Sageview Capital L.P. (“Sageview”) owns 37,978 shares of Class A common stock and warrant to purchase 1,673,282 shares of Class A common stock. If such warrants were exercised, Sageview would own 1,711,260 shares or approximately 17.8% of the then-outstanding Class A common stock. Laura Nisonger Sims, an observer to our board of directors, is a principal of Sageview.
These stockholders may have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.
Our success will significantly depend on our ability to hire and retain key personnel.
Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We currently have employment agreements with two of our top executive officers. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.
We have identified a material weakness in our internal control over financial reporting and as such, a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. We identified a material weakness in our internal control over financial reporting during the 2016 fiscal year. The material weakness relates to the fact that we have limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles ("GAAP") and financial reporting requirements. Specifically, we lack sufficient personnel to anticipate, identify, resolve and review complex accounting issues and to complete a timely review of the financial statements. See Item 9A, "Controls and Procedures" for additional information. If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.
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
Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC. Together these studios generated 68%, 61%, and 31% of Phase 1 DC’s, Phase 2 DC’s and our consolidated revenues, respectively, for the fiscal year ended March 31, 2016.
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

Our Content & Entertainment business has an exclusive agreement, with one content provider, to distribute certain non-music related video products, in physical format only, the sales of which represent approximately 20.6% of the segment's revenues. A change in this arrangement, or the failure to renew this agreement when it expires, could have an adverse effect on the Content & Entertainment business.

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

We are subject to counterparty risk with respect to a forward stock purchase transaction.

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

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Class A common stock. The Class A common stock is presently listed on Nasdaq. On June 23, 2016, we received a letter (the “Notice”) from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares (“MVPHS”), of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C). The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 20, 2016, in which to regain compliance. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. If the Class A common stock is delisted from Nasdaq, we may face a lengthy process to re-list the Class A common stock, if we are able to re-list the Class A common stock at all, and the liquidity that Nasdaq provides will no longer be available to investors.
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

Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect the price at which you could sell our Class A common stock.
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

ITEM 2.  PROPERTY

We operated from the following leased properties at March 31, 2016.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Century City, California	25,800	July 2021	Primary operations, sales, marketing and administrative offices for our Content & Entertainment Group. In addition, certain operations and administration for our other business segments.
Manhattan Borough of New York City	16,500	July 2017	Corporate executive and administrative headquarters. Shared between all business segments.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

Gaiam Dispute
From August 2014 through January 2016, we were engaged in various legal disputes with Gaiam Americas, Inc. and Gaiam, Inc. (together, "Gaiam") relating to Gaiam's sales of its entertainment media distribution business to Cinedigm. In a settlement agreement made effective as of September 29, 2015, Gaiam and we agreed to the following; (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve our single preserved claim that we did not receive all of the cash collected by Gaiam on our behalf during the transition period following the sale (the "Cash Reconciliation Claim"); and (3) Gaiam would pay $2.3 million to us, which we recorded and received in the second fiscal quarter of the fiscal year ended March 31, 2016. In a further settlement agreement executed in January 2016 and made effective as of December 31, 2015, Gaiam and we agreed to resolve the Cash Reconciliation Claim in exchange for a further payment to us by Gaiam in the amount of $1.6 million, which was recorded and received in our fourth fiscal quarter of the fiscal year ended March 31, 2016.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2016		2015
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$15.80	$7.10	$29.70	$23.20
July 1 – September 30	$7.40	$5.20	$25.50	$15.20
October 1 – December 31	$6.80	$2.50	$19.70	$13.90
January 1 – March 31	$3.10	$2.10	$17.20	$14.40
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on July 11, 2016 was $1.18 per share. As of July 11, 2016, there were 81 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

No shares of Class B Common Stock are currently outstanding. On September 13, 2012, we amended our Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors. The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2016.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2016.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2016	2015	2014	2013	2012
Revenues	$104,449	$105,484	$104,328	$81,092	$68,363
Direct operating (exclusive of depreciation and amortization shown below)	31,341	30,109	28,920	8,515	3,468
Selling, general and administrative	33,367	31,120	26,333	20,805	13,625
Provision (benefit) for doubtful accounts	789	(206)	394	478	459
Restructuring, transition and acquisitions expenses, net	1,130	2,638	1,533	857	1,811
Goodwill impairment	18,000	6,000	—	—	—
Litigation and related, net of recovery in 2016	(2,228)	1,282	—	—	—
Depreciation and amortization of property and equipment	37,344	37,519	37,289	36,359	35,715
Amortization of intangible assets	5,852	5,864	3,473	1,538	278
Total operating expenses	125,595	114,326	97,942	68,552	55,356
(Loss) income from operations	(21,146)	(8,842)	6,386	12,540	13,007

Interest income	82	101	98	48	140
Interest expense	(20,642)	(19,899)	(19,755)	(28,314)	(29,899)
Debt prepayment fees	—	—	—	(3,725)	—
Loss on extinguishment of notes payable	(931)	—	—	(7,905)	—
(Loss) income on investment in non-consolidated entity	—	—	(1,812)	322	(510)
Other income, net	513	105	444	654	912
Change in fair value of interest rate derivatives	(40)	(441)	679	1,231	200
Loss from continuing operations before benefit from income taxes	(42,164)	(28,976)	(13,960)	(25,149)	(16,150)
Income tax (expense) benefit	(345)	—	—	4,944	—
Loss from continuing operations	(42,509)	(28,976)	(13,960)	(20,205)	(16,150)
Income (loss) from discontinued operations	—	100	(11,904)	(861)	(3,194)
Loss on sale of discontinued operations	—	(3,293)	—	—	(3,696)
Net loss	(42,509)	(32,169)	(25,864)	(21,066)	(23,040)
Net loss attributable to noncontrolling interest	767	861	—	—	—
Net loss attributable to Cinedigm Corp.	(41,742)	(31,308)	(25,864)	(21,066)	(23,040)
Preferred stock dividends	(356)	(356)	(356)	(356)	(356)
Net loss attributable to common shareholders	$(42,098)	$(31,664)	$(26,220)	$(21,422)	$(23,396)
Basic and diluted net loss per share from continuing operations	$(6.51)	$(3.71)	$(2.51)	$(4.33)	$(4.55)
Shares used in computing basic and diluted net loss per share (1)	6,467,978	7,678,535	5,708,432	4,751,717	3,625.904

(1)
For all periods presented, we incurred net losses and, therefore, the impact of dilutive potential common stock equivalents and convertible notes are anti-dilutive and are not included in the weighted shares.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2016	2015	2014	2013	2012
Cash and cash equivalents, restricted available-for-sale investments and restricted cash	$34,464	$25,750	$56,966	$20,199	$33,071
Working capital (deficit)	$1,012	$(30,871)	$(5,002)	$(17,497)	$2,755
Total assets	$209,398	$273,017	$336,719	$272,825	$280,209
Notes payable, non-recourse	$112,312	$151,360	$190,874	$230,927	$166,349
Total stockholders' (deficit) equity of Cinedigm Corp.	$(71,842)	$(18,959)	$10,227	$(17,314)	$(11,473)
Other Financial Data:
Net cash provided by operating activities	$25,504	$9,211	$39,594	$29,369	$39,938
Net cash provided by (used in) investing activities	$(1,389)	$1,197	$(52,009)	$(4,250)	$(17,315)
Net cash (used in) provided by financing activities	$(17,633)	$(41,624)	$49,182	$(29,514)	$(15,528)

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

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2016, we had approximately $116.9 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $90.9 million of outstanding debt principal, as of March 31, 2016 that is attributable to our Content & Entertainment and Corporate segments.

On June 23, 2016, we received the Notice from the Listing Qualifications staff of Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C). The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 20, 2016, in which to regain compliance. In order to regain compliance with the MVPHS requirement, our MVPHS must be at least $15.0 million for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with the bid price requirement by December 20, 2016, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance by December 20, 2016, or the termination of any subsequent compliance period, if applicable, the Staff will provide written notification to us that its common stock may be delisted. At such time, we would be afforded the opportunity for a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). A request for a hearing would stay any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any extension period granted by the Panel. In that regard, the Panel would have the authority to grant us up to an additional 180-day period in which to regain compliance.

We intend to monitor the MVPHS for our common stock between now and December 20, 2016 and will consider the various available options if its common stock does not trade at a level that is likely to regain compliance.

We incurred consolidated net losses of $42.5 million and $32.2 million for the fiscal years ended March 31, 2016 and 2015, respectively, and we have an accumulated deficit of $342.4 million as of March 31, 2016. Included in our consolidated net losses were net restructuring, transition and acquisition expenses of $1.1 million and $2.6 million for the fiscal years ended March 31, 2016 and 2015, respectively, and a goodwill impairment charges of $18.0 million and $6.0 million in the fiscal years ended March 31, 2016 and 2015, respectively. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2017 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at March 31, 2016, (ii) the remaining availability under our revolving line of credit, (iii) planned cost reduction initiatives, and (iv) the additional financing and debt restructuring in July 2016, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2016 and 2015, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges from continuing operations on our property and equipment.

FAIR VALUE ESTIMATES

Goodwill and Intangible and Long-Lived Assets

We evaluate our goodwill for impairment in the fourth quarter of each fiscal year (as of March 31), or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management's interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that the conclusion regarding whether goodwill is impaired could change and result in future goodwill impairment charges that could have a material adverse effect on our consolidated financial position or results of operations.

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

During the year ended March 31, 2016, we performed goodwill impairment testing on an interim basis, as of September 30, 2015, because our CEG business was expected to under-perform the expectations that we had set for the 2016 fiscal year. The impairment testing as of September 30, 2015 determined that our CEG reporting unit had a fair value less than the unit's carrying amount, which resulted in an $18.0 million impairment charge to goodwill as of such date. We did not record goodwill impairment in connection with our annual testing in the fourth quarter ended March 31, 2016. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

The goodwill impairment recorded in fiscal year 2016 was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form and slower than expected growth in our OTT channel business. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

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

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar year 2011) at which point the VPF rate remains unchanged through the tenth year until the VPFs phase out. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I's and Phase 2 DC’s performance obligations have been substantially met at that time.

Beginning in December 2015 certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue was not material to our financial statements during the fiscal year ending March 31, 2016, it is expected to have a material impact in subsequent periods. As of March 31, 2016, 101 of the systems in our Phase I deployment had ceased to earn VPF revenue from certain major studios. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 5 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

Participations and royalties payable

When we use third parties to distribute company owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

Results of Continuing Operations for the Fiscal Years Ended March 31, 2016 and 2015

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$36,488	$36,161	$327	0.9%
Phase II Deployment	12,257	12,347	(90)	(0.7)%
Services	11,782	11,876	(94)	(0.8)%
Content & Entertainment	43,922	45,100	(1,178)	(2.6)%
	$104,449	$105,484	$(1,035)	(1.0)%

Revenues in our Phase I Deployment businesses increased compared to the prior year, primarily because there were a greater number of wide titles released in the year ended March 31, 2016 than in the same period of the prior year, partially offset by a slightly lower number of active Systems deployed. As of March 31, 2016, 101 of our Phase I Systems had reached the conclusion of their deployment payment for certain major studios and therefore, we expect VPF and Services revenue on those systems to decrease in the future. We estimate that by December 31, 2016, approximately 50% of our Phase I Systems will no longer earn VPF revenue from certain major studios and by December 31, 2017, nearly all Phase I systems will have reached the end of their deployment period and will no longer earn VPFs from certain major studios. Revenue in our Phase II Deployment business was comparable to the prior year reflecting a consistent number of Phase II Systems deployed and screen utilization rates.

Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Revenue generated by our Services segment decreased as a result of fewer active Phase I Systems and lower revenue earned by our Phase II deployment businesses.

Revenues at our Content & Entertainment segment decreased compared to the prior period, reflecting lower revenues related to packaged goods, particularly in the fourth quarter of the year ended March 31, 2016. We continued to experience a decline in sales for our traditional DVD and Blu-ray business, which has been negatively impacted by changes in technology and consumer behavior. Increases in revenue of our OTT channel business partially offset this trend.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$1,108	$970	$138	14.2%
Phase II Deployment	315	485	(170)	(35.1)%
Services	10	58	(48)	(82.8)%
Content & Entertainment	29,908	28,596	1,312	4.6%
	$31,341	$30,109	$1,232	4.1%

Direct operating expenses increased in the year ended March 31, 2016, primarily driven by higher third party distribution costs, OTT platform startup costs and increased content distribution costs in our Content & Entertainment segment, compared to the prior period. The increase was slightly offset by reduced theatrical releasing, marketing and content acquisition costs, as we made the strategic decision to focus significantly less on theatrical film releases and more on OTT channel entertainment in the 2015 and 2016 fiscal years.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$661	$464	$197	42.5%
Phase II Deployment	121	130	(9)	(6.9)%
Services	914	744	170	22.8%
Content & Entertainment	20,659	17,454	3,205	18.4%
Corporate	11,012	12,328	(1,316)	(10.7)%
	$33,367	$31,120	$2,247	7.2%

Selling, general and administrative expenses increased compared to the prior year, primarily reflecting higher consulting fees at Corporate and a $1.8 million increase in advertising and marketing expenses in our Content & Entertainment business compared to the prior year, which reflects the launch of our CONtv and Dove OTT channels. For the year ended March 31, 2016 we also recorded $0.4 million of incremental legal and other professional fees related to certain activist shareholder proposals compared to the prior period. The increases above were offset by lower employee related costs, particularly in our Corporate segment, which were lower by approximately $1.3 million.

In the year ended March 31, 2016, we also recorded a provision of $0.5 million for doubtful accounts related to customers that filed for Chapter 11 bankruptcy relief.

Restructuring, Transition and Acquisition Expenses, Net

In the year ended March 31, 2016, we recorded restructuring, transition and acquisition expenses, net of $1.1 million related to a workforce reduction and restructuring initiative within our Content & Entertainment and Corporate reporting segments. In the prior year, we recorded restructuring, transition and acquisition expenses of $2.6 million related to the integration of the GVE acquisition and a transition over to a new distribution services provider.

Goodwill Impairment

In the year ended March 31, 2016, we recorded a goodwill impairment charge of 18.0 million. We reassessed the fair value of our CEG reporting unit in the second fiscal quarter of 2016 because the reporting unit continued to perform below the expectations that we established at the end of the prior fiscal year. In addition, our OTT business did not perform with the growth that we had anticipated throughout the current fiscal year.

In the fourth quarter of the year ended March 31, 2015, we recorded a goodwill impairment charge of $6.0 million, resulting from reduced expectations of future cash flows to be generated by our CEG reporting unit, specifically the continuing decline in consumer demand for packaged goods in favor of films in downloadable form.

Litigation settlement (recoveries), net of expenses

In the year ended March 31, 2016, litigation recoveries, net of expenses, was $2.2 million, resulting from legal settlements arising from disputes related to a 2013 business acquisition. In connection with the settlement agreements, we recorded total settlement income of $3.9 million in the fiscal year ended March 31, 2016, prior to the offsetting legal expenses.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$28,446	$28,550	$(104)	(0.4)%
Phase II Deployment	7,523	7,523	—	—%
Services	—	177	(177)	(100.0)%
Content & Entertainment	330	219	111	50.7%
Corporate	1,045	1,050	(5)	(0.5)%
	$37,344	$37,519	$(175)	(0.5)%
Depreciation and amortization expense was consistent with the comparable quarter in the prior fiscal year, as we have not added substantially to our property and equipment balances.

Amortization of intangible assets

Amortization of intangible assets decreased compared to the prior year as certain intangible assets became fully amortized in the fiscal year ended March 31, 2015.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$12,217	$13,585	$(1,368)	(10.1)%
Phase II Deployment	1,251	1,610	(359)	(22.3)%
Corporate	7,092	4,704	2,388	50.8%
	$20,560	$19,899	$661	3.3%

We made principal payments of $59.9 million on our long-term debt arrangements and made payments (net of borrowings) under our revolving credit facility of $2.4 million in the year ended March 31, 2016. On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

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

Interest expense at Corporate increased during the year ended March 31, 2016, primarily as a result of the issuance of the Convertible Notes. In the year ended March 31, 2016, we recorded interest expense of $3.2 million related to the Convertible Notes. In April 2015, we used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes and increased borrowings under the revolving credit facility was slightly offset by reduced interest expense in connection with the Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving credit facility increased from the same period in the prior year, such borrowings were not outstanding for the entire period during the year ended March 31, 2016 and therefore did not add materially to the change from the prior period.

In connection with the repayment of the Term Loans under the Cinedigm Credit Agreement, we wrote-off certain debt issuance costs and the discount that remained on the balance of the Term Loans. As a result, we recorded $0.9 million as a loss on the extinguishment of debt in year the ended March 31, 2016.

The change in fair value of the interest rate derivatives was a loss of approximately $40.0 thousand and a loss of $0.4 million for the years ended March 31, 2016 and 2015, respectively.

Income Tax Expense

For the period ended March 31, 2016, we recorded income tax expense from continuing operations of $0.3 million related to our Phase I and Corporate segments, which represents state income taxes and U.S. federal alternative minimum income taxes. Our effective tax rate for the year ended March 31, 2016 was 0.8%. The increase in our effective rate from the prior year is mainly due to an increase in taxable income in certain jurisdictions, resulting from timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) for the year ended March 31, 2016 decreased 9.4% compared to the prior fiscal year. Adjusted EBITDA from our non-deployment businesses also decreased compared to the year ended March 31, 2015. The reconciliation of Adjusted EBITDA for year ended March 31, 2016 also takes into consideration goodwill impairment of $18.0 million, incremental legal and other professional fees of $0.8 million, primarily related to activist shareholder proposals, and recoveries related to a litigation settlement of $2.2 million, net of related expenses recorded in the period. The decrease in adjusted EBITDA compared to the prior period primarily reflects higher selling, general and administrative expenses at Corporate compared to the same period in the prior fiscal year.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Fiscal Year Ended March 31,
($ in thousands)	2016	2015
Loss from continuing operations	$(42,509)	$(28,976)
Add Back:
Income tax expense	345	—
Depreciation and amortization of property and equipment	37,344	37,519
Amortization of intangible assets	5,852	5,864
Interest expense, net	20,560	19,798
Loss on extinguishment of debt	931	—
Other income, net	(513)	(105)
Change in fair value of interest rate derivatives	40	441
Provision for doubtful accounts	789	(206)
Stock-based compensation and expenses	1,832	2,151
Goodwill impairment	18,000	6,000
Restructuring, transition and acquisition expenses, net	1,130	2,638
Professional fees pertaining to activist shareholder proposals and compliance	816	1,668
Litigation settlement (recovery) net of expenses	(2,228)	—
Net loss attributable to noncontrolling interest	767	861
Adjusted EBITDA	$43,156	$47,653

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(35,969)	$(36,072)
Amortization of intangible assets	(46)	(46)
Provision for doubtful accounts	(339)	227
Restructuring, acquisitions and transition expenses	—	(61)
Income from operations	(10,186)	(10,507)
Adjusted EBITDA from non-deployment businesses	$(3,384)	$1,194

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In November 2015, the FASB issued new guidance related to the balance sheet classification of income taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not believe the adoption of the new financial instruments standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance related to financial instruments, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective beginning in the first quarter of our 2019 fiscal year and early adoption is not permitted. We do not believe the adoption of the new financial instruments standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•
will require that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•	will require excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•
permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted. We do not expect the impact of this new accounting guidance to have a material impact on our financial statements.

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

We may continue to generate net losses in the future primarily due to depreciation and amortization, interest on the Convertible Notes, 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Our business is primarily driven by the growth in global demand for video entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, during 2015 there were approximately 43,600 domestic (United States and Canada) movie theatre screens and approximately 152,000 screens worldwide, of which approximately 42,500 of the domestic screens were equipped with digital cinema technology, and more than 12,000 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary drivers of our revenues.

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of March 31, 2016, the outstanding principal balance of the KBC Facilities was $18.6 million.

In February 2013, we refinanced our existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and our digital cinema servicing business. As of March 31, 2016, the outstanding principal balance of these non-recourse credit facilities was $97.6 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million (which were repaid in April 2015 in connection with the issuance of the Convertible Notes described below) and revolving loans of up to $30.0 million, of which $21.9 million of the revolving loans were drawn upon as of March 31, 2016. The Cinedigm Credit Agreement, which is generally used for working capital needs and to invest in entertainment content, is supported by the cash flows from our media library. In 2013, we also entered into an agreement that provided $5.0 million of additional financing. As of March 31, 2016, the outstanding principal balance of these recourse credit facilities was $90.9 million.

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035, unless earlier repurchased, redeemed or converted. The net proceeds from the note offering were approximately $60.9 million, after deducting the initial purchaser's discount and estimated offering expenses payable. In connection with the closing of the offering, we used approximately $18.6 million of the net proceeds to repay borrowings under and terminate the term loan under the Cinedigm Credit Agreement. In addition, we used $11.4 million of the net proceeds to enter into a forward stock purchase transaction to acquire approximately 1.2 million shares of our Class A common stock for settlement on or about the fifth year anniversary of the issuance date of the Convertible Notes and approximately $2.7 million to repurchase approximately 0.3 million shares of our Class A common stock from certain purchasers of the Convertible Notes in privately negotiated transactions.

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations through September 30, 2016 by approximately $6.2 million, and by approximately $2.0 million thereafter. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million, reflecting then-current utilization.

On July 14, 2016, Cinedigm Corp. (the “Company”) entered into certain financing transactions including: (i) the issuance of $2.0 million principal amount of loans, due 2019, secured on a second lien basis (the “Loans”), and shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), and (ii) an amendment to the Cinedigm Credit Agreement that, among other things, lowered the minimum liquidity requirement to $800,000 and permit the Loans. The Transactions, described more fully below, were consummated on July 14, 2016.

On July 14, 2016, the Company entered into a Second Lien Loan Agreement (the “Loan Agreement”) with certain lenders (the “Lenders”) for Loans in the aggregate principal amount of $2.0 million. The maturity date of the Loans is June 30, 2019. The Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at the Company’s option, and the Lenders received an aggregate of 196,000 shares (the “Lender Shares”) of Common Stock. In addition, the lead Lender received a fee of 210,000 shares of Common Stock (the “Loan Fee Shares” and together with the Lender Shares, the “Loan Shares”) and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”). Under the Loan Agreement, subsequent Lenders may make additional Loans, up to an aggregate of $9.0 million principal amount of all Loans. The Company also received from the lead lender a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $0.5 million of Loans, in both cases within the following 60 days.

On July 14, 2016, the Company and the lenders under the Credit Agreement entered into an amendment to the Credit Agreement (“Amendment No. 4”), which, among other things, permits the consummation of the Loans. In addition, certain of the Guarantors entered into a Guaranty Supplement dated as of July 14, 2016 among them and the Administrative Agent (the “Guaranty Supplement”), a Second Amended and Restated Security Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Amended and Restated Security Agreement”), and a Pledge Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Pledge Agreement”), pursuant to which documents certain of the Guarantors guaranteed the Company’s obligations under the Credit Agreement and the Guarantors pledged the assets described above to secure such obligations.

As of March 31, 2016, we have the combination of: (i) our cash and restricted cash balances of $34.5 million and (ii) $0.2 million of remaining availability under our revolving line of credit. As described above, we received $2.0 million of additional capital from a lender in the form of a second lien secured loan in July 2016. In addition, we secured an aggregate of $2.0 million of committed funds from the same lender and $0.5 million of committed funds from our Chief Executive Officer in the form of second secured lien loans. These additional funds are expected to be received in the second fiscal quarter of 2017.

We have plans to implement certain cost reduction initiatives during fiscal 2017. These plans have been approved by our board of directors and are expected to achieve savings through personnel reductions, changes to occupancy costs and other related expenses.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

In addition, as discussed in more details in Note 6 - Notes Payable of Item 8 - Financial Statements, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

As discussed above, we raised $2.0 million in second lien secured debt in July 2016. This new capital will be used for general corporate purposes. In addition, we have the ability to raise up to $9.0 million in additional capital in the 60 days following the initial loans in a second closing and we also received a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $0.5 million of Loans, in both cases within the following 60 days from the lead lender of the second lien secured debt. The proceeds of this additional financing will be used to expand our content and distribution business and support the growth of our OTT channel business.

The Company has been working at length on a comprehensive set of financing transactions to raise capital and strengthen its balance sheet. These transactions included the second lien Loans discussed above and are expected to include, in addition: (i) the issuance of additional Loans and (ii) the exchange with holders of the Company’s 5.5% convertible notes due 2035 and the Company’s 9% subordinate notes due 2018 of (x) such holders’ notes for new notes due 2019 at a reduced principal amount than the principal amount of existing notes exchanged, secured on a third lien basis, and (y) shares of Common Stock (the “Exchange”).
Although the Company hopes that these additional transactions will be consummated in the near future, it currently has no commitments or definitive agreements from any of the additional potential additional Loan holders other than the commitments of $2.5 million from the lead Lender and Mr. McGurk described above, the holders of notes who may participate in the Exchange, or the lenders under the Cinedigm Credit Agreement, whose consent will be required.
There can be no assurance that the transaction under discussion will be consummated. Failure to generate adequate revenues, raise additional capital and debtor manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

See Note 13 - Subsequent Events of Item 8 - Financial Statements for a full description of the second lien secured debt.

Our changes in cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2016	2015
Net cash provided by operating activities	$25,504	$9,211
Net cash provided by (used in) investing activities	(1,389)	514
Net cash (used in) provided by financing activities	(17,633)	(40,941)
Net (decrease) increase in cash and cash equivalents	$6,482	$(31,216)

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to support non-recourse debt pay-down, however cash receipts related to VPF revenue are expected to decrease significantly in fiscal years 2017 and 2018. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Cash flows associated with our CEG business are highly dependent upon the success and timing of its theatrical and home entertainment releases. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $30.0 million, of which we borrowed $21.9 million as of March 31, 2016. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities for the year ended March 31, 2015 consisted primarily of the sale of our Software business, for which we were paid $3.0 million in cash.

For the year ended March 31, 2016, cash flows used in financing activities primarily reflect:

•	payments of $59.9 million on our long-term debt arrangements;

•	net payments made on our revolving credit facility of $2.4 million;

•	a payment of $11.4 million to purchase a forward contract related to our structured stock repurchase program;

•	repurchases of common stock of $2.7 million; and
•repayments capital lease obligations; offset by:

•	the issuance of $64.0 million aggregate amount of 5.5% Senior Convertible Notes, due April 2035.

•	payments for debt issuance costs of $3.7 million;

•	the reclassification of $2.2 million of funds to restricted cash, reserved for debt service under the Cinedigm Revolving Loans and Convertible Notes.

•	capital contributions of $1.2 million from noncontrolling interest.

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

The following table summarizes our significant contractual obligations as of March 31, 2016:

	Payments Due
Contractual Obligations (in thousands)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Long-term recourse debt (1)	$90,927	$—	$26,927	$—	$64,000
Long-term non-recourse debt (2)	116,892	29,074	21,275	66,543	—
Capital lease obligations (3)	4,225	340	1,000	1,526	1,359
Debt-related obligations, principal	$212,044	$29,414	$49,202	$68,069	$65,359

Interest on recourse debt (1)	$69,792	$3,970	$7,742	$7,040	$51,040
Interest on non-recourse debt (2)	39,171	8,912	15,396	14,863	—
Interest on capital leases (3)	2,906	729	1,222	778	177
Total interest	$111,869	$13,611	$24,360	$22,681	$51,217
Total debt-related obligations	$323,913	$43,025	$73,562	$90,750	$116,576

Total non-recourse debt including interest	$156,063	$37,986	$36,671	$81,406	$—
Operating lease obligations	$7,412	$1,413	$2,685	$2,714	$600

(1)	Recourse debt includes the Cinedigm Credit Agreement and the 2013 Notes, of which $18.2 million was repaid in April of 2015.

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

(3)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of March 31, 2016. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, has no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on the 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from Phase 1 DC and Phase 2 DC. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. With the additional capital raised in July 2016, we feel we are adequately financed for at least the next twelve months, however we may need to raise additional capital for strategic acquisitions or working capital as deemed necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Subsequent Events

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations through September 30, 2016 by approximately $6.2 million, and by approximately $2.0 million thereafter. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million, reflecting then-current utilization.

On July 14, 2016, Cinedigm Corp. (the “Company”) entered into certain financing transactions including: (i) the issuance of $2.0 million principal amount of loans, due 2019, secured on a second lien basis (the “Loans”), and shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), and (ii) an amendment to the Cinedigm Credit Agreement that, among other things, lowered the minimum liquidity requirement to $800,000 and permit the Loans. The Transactions, described more fully below, were consummated on July 14, 2016.

On July 14, 2016, the Company entered into a Second Lien Loan Agreement (the “Loan Agreement”) with certain lenders (the “Lenders”) for Loans in the aggregate principal amount of $2.0 million. The maturity date of the Loans is June 30, 2019. The Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at the Company’s option, and the Lenders received an aggregate of 196,000 shares (the “Lender Shares”) of Common Stock. In addition, the lead Lender received a fee of 210,000 shares of Common Stock (the “Loan Fee Shares” and together with the Lender Shares, the “Loan Shares”) and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”). Under the Loan Agreement, subsequent Lenders may make additional Loans, up to an aggregate of $9.0 million principal amount of all Loans. The Company also received from the lead lender a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $0.5 million of Loans, in both cases within the following 60 days.

On July 14, 2016, the Company and the lenders under the Credit Agreement entered into an amendment to the Credit Agreement (“Amendment No. 4”), which, among other things, permits the consummation of the Loans. In addition, certain of the Guarantors entered into a Guaranty Supplement dated as of July 14, 2016 among them and the Administrative Agent (the “Guaranty Supplement”), a Second Amended and Restated Security Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Amended and Restated Security Agreement”), and a Pledge Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Pledge Agreement”), pursuant to which documents certain of the Guarantors guaranteed the Company’s obligations under the Credit Agreement and the Guarantors pledged the assets described above to secure such obligations.

As of March 31, 2016, we have the combination of: (i) our cash and restricted cash balances of $34.5 million and (ii) $0.2 million of remaining availability under our revolving line of credit. As described above, we received $2.0 million of additional capital from a lender in the form of a second lien secured loan in July 2016. In addition, we secured an aggregate of $2.0 million of committed funds from the same lender and $0.5 million of committed funds from our Chief Executive Officer in the form of second secured lien loans. These additional funds are expected to be received in the second fiscal quarter of 2017.

We have plans to implement certain cost reduction initiatives during fiscal 2017. These plans have been approved by our board of directors and are expected to achieve savings through personnel reductions, changes to occupancy costs and other related expenses.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

In addition, as discussed in more details in Note 6 - Notes Payable of Item 8 - Financial Statements, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.
As discussed above, we raised $2.0 million in second lien secured debt in July 2016. This new capital will be used for general corporate purposes. In addition, we have the ability to raise up to $9.0 million in additional capital in the 60 days following the initial loans in a second closing and we also received a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $0.5 million of Loans, in both cases within the following 60 days from the lead lender of the second lien secured debt. The proceeds of this additional financing will be used to expand our content and distribution business and support the growth of our OTT channel business.

The Company has been working at length on a comprehensive set of financing transactions to raise capital and strengthen its balance sheet. These transactions included the second lien Loans discussed above and are expected to include, in addition: (i) the issuance of additional Loans and (ii) the exchange with holders of the Company’s 5.5% convertible notes due 2035 and the Company’s 9% subordinate notes due 2018 of (x) such holders’ notes for new notes due 2019 at a reduced principal amount than the principal amount of existing notes exchanged, secured on a third lien basis, and (y) shares of Common Stock (the “Exchange”).
Although the Company hopes that these additional transactions will be consummated in the near future, it currently has no commitments or definitive agreements from any of the additional potential additional Loan holders other than the commitments of $2.5 million from the lead Lender and Mr. McGurk described above, the holders of notes who may participate in the Exchange, or the lenders under the Cinedigm Credit Agreement, whose consent will be required.
There can be no assurance that the transaction under discussion will be consummated. Failure to generate adequate revenues, raise additional capital and debtor manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

See Note 13 - Subsequent Events of Item 8 - Financial Statements for a full description of the second lien secured debt.

Seasonality

39

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings. In addition, as discussed further in Note 2 - Basis of Presentation and Consolidation and Note 5 - Other Interests to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

40

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cinedigm Corp.

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion over the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cinedigm Corp. and subsidiaries as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity and significant contractual obligations as of March 31, 2016. Management's evaluation and plans to meet its obligations and liquidity needs are also discussed in Note 1.

/s/ EisnerAmper LLP

New York, New York
July 14, 2016

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$25,481	$18,999
Accounts receivable, net	52,898	59,591
Inventory, net	2,024	3,210
Unbilled revenue	5,570	5,065
Prepaid and other current assets	15,872	20,078
Total current assets	101,845	106,943
Restricted cash	8,983	6,751
Property and equipment, net	61,740	98,561
Intangible assets, net	25,940	31,784
Goodwill	8,701	26,701
Debt issuance costs, net	894	898
Other long-term assets	1,295	1,379
Total assets	$209,398	$273,017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$68,517	$77,147
Current portion of notes payable, non-recourse	29,074	32,973
Current portion of notes payable	—	24,294
Current portion of capital leases	341	640
Current portion of deferred revenue	2,901	2,760
Total current liabilities	100,833	137,814
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $4,458 and $5,938, respectively	83,238	118,387
Notes payable, net of current portion and unamortized debt issuance costs of $3,068 and $750, respectively	86,938	21,000
Capital leases, net of current portion	3,884	4,855
Deferred revenue, net of current portion	7,532	10,098
Total liabilities	282,425	292,154
Commitments and contingencies (see Note 8)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2016 and 2015, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 21,000,000 shares authorized; 7,977,861 and 7,717,850 shares issued and 7,700,617 and 7,712,706 shares outstanding at March 31, 2016 and 2015, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at March 31, 2016 and 2015, respectively	79	77
Additional paid-in capital	269,871	277,984
Treasury stock, at cost; 277,244 and 5,144 Class A common shares at March 31, 2016 and 2015, respectively	(2,839)	(172)
Accumulated deficit	(342,448)	(300,350)
Accumulated other comprehensive loss	(64)	(57)
Total stockholders’ deficit of Cinedigm Corp.	(71,842)	(18,959)
Deficit attributable to noncontrolling interest	(1,185)	(178)
Total deficit	(73,027)	(19,137)
Total liabilities and deficit	$209,398	$273,017

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2016	2015
Revenues	$104,449	$105,484
Costs and expenses:
Direct operating (exclusive of depreciation and amortization shown below)	31,341	30,109
Selling, general and administrative	33,367	31,120
Provision (benefit) for doubtful accounts	789	(206)
Restructuring, transition and acquisition expenses, net	1,130	2,638
Goodwill impairment	18,000	6,000
Litigation related expenses, net of recoveries in 2016	(2,228)	1,282
Depreciation and amortization of property and equipment	37,344	37,519
Amortization of intangible assets	5,852	5,864
Total operating expenses	125,595	114,326
Loss from operations	(21,146)	(8,842)
Interest income	82	101
Interest expense	(20,642)	(19,899)
Loss on extinguishment of notes payable	(931)	—
Other income, net	513	105
Change in fair value of interest rate derivatives	(40)	(441)
Loss from continuing operations before income tax expense	(42,164)	(28,976)
Income tax expense	(345)	—
Loss from continuing operations	(42,509)	(28,976)
Income from discontinued operations	—	100
Loss on sale of discontinued operations	—	(3,293)
Net loss	(42,509)	(32,169)
Net loss attributable to noncontrolling interest	767	861
Net loss attributable to controlling interests	(41,742)	(31,308)
Preferred stock dividends	(356)	(356)
Net loss attributable to common shareholders	$(42,098)	$(31,664)
Net loss per Class A and Class B common share attributable to common shareholders - basic and diluted:
Loss from continuing operations	$(6.51)	$(3.71)
Loss from discontinued operations	—	(0.41)
Net loss attributable to common shareholders	$(6.51)	$(4.12)
Weighted average number of Class A and Class B common shares outstanding: basic and diluted	6,467,978	7,678,535

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2016	2015
Net loss	$(42,509)	$(32,169)
Other comprehensive (loss) income: foreign exchange translation	(7)	12
Comprehensive loss	(42,516)	(32,157)
Less: comprehensive loss attributable to noncontrolling interest	767	861
Comprehensive loss attributable to controlling interests	$(41,749)	$(31,296)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Non-controlling	Total (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2014	7	$3,559	7,657,197	$76	(5,144)	$(172)	$275,519	$(268,686)	$(69)	$10,227	$—	$10,227
Foreign exchange translation	—	—	—	—	—	—	—	—	12	12	—	12
Cashless exercise of stock options	—	—	4,711	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services of third parties	—	—	21,219	1	—	—	429	—	—	430	—	430
Costs associated with issuance of common stock	—	—	—	—	—	—	(87)	—	—	(87)	—	(87)
Stock-based compensation	—	—	16,779	—	—	—	1,767	—	—	1,767	—	1,767
Preferred stock dividends	—	—	17,944	—	—	—	356	(356)	—	—	—	—
Contribution by noncontrolling interest owner	—	—	—	—	—	—	—	—	—	—	683	683
Net loss	—	—	—	—	—	—	—	(31,308)	—	(31,308)	(861)	(32,169)
Balances as of March 31, 2015	7	$3,559	7,717,850	$77	(5,144)	$(172)	$277,984	$(300,350)	$(57)	$(18,959)	$(178)	$(19,137)

See accompanying notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Non-controlling	Total (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2015	7	$3,559	7,717,850	$77	(5,144)	$(172)	$277,984	$(300,350)	$(57)	$(18,959)	$(178)	$(19,137)
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Cashless exercise of stock options	—	—	65	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services of third parties	—	—	37,346	1	—	—	186	—	—	187	—	187
Issuance of common stock to Board of Directors	—	—	155,059	1	—	—	499	—	—	500	—	500
Unamortized stock based compensation issued to Board of Directors	—	—	—	—	—	—	(141)	—	—	(141)	—	(141)
Stock-based compensation	—	—	—	—	—	—	1,021	—	—	1,021	—	1,021
Preferred stock dividends	—	—	67,541	—	—	—	356	(356)	—	—	—	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,166	1,166
Capital contributions to Cinedigm Corp. by noncontrolling interest	—	—	—	—	—	—	1,406	—	—	1,406	(1,406)	—
Repurchase of Class A common stock	—	—	—	—	(272,100)	(2,667)	—	—	—	(2,667)	—	(2,667)
Structured stock repurchase transaction	—	—	—	—	—	—	(11,440)	—	—	(11,440)		(11,440)
Net loss	—	—	—	—	—	—	—	(41,742)	—	(41,742)	(767)	(42,509)
Balances as of March 31, 2016	7	$3,559	7,977,861	$79	(277,244)	$(2,839)	$269,871	$(342,448)	$(64)	$(71,842)	$(1,185)	$(73,027)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(42,509)	$(32,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of business	—	3,293
Depreciation and amortization of property and equipment and amortization of intangible assets	43,196	43,383
Goodwill impairment	18,000	6,000
Loss on disposal of property and equitpment	89	—
Amortization of debt issuance costs included in interest expense	2,463	1,843
Provision (benefit) for doubtful accounts	789	(206)
Provision for inventory reserve	900	100
Stock-based compensation and expenses	1,832	2,197
Change in fair value of interest rate derivatives	40	441
Accretion and PIK interest expense added to note payable	1,677	2,399
Loss on extinguishment of notes payable	931	—
Changes in operating assets and liabilities:
Accounts receivable	5,988	(2,317)
Inventory	286	(146)
Unbilled revenue	(505)	542
Prepaid expenses and other assets	3,653	1,183
Accounts payable, accrued expenses and other	(8,901)	(14,510)
Deferred revenue	(2,425)	(2,822)
Net cash provided by operating activities	25,504	9,211
Cash flows from investing activities:
Net proceeds from disposal of business	—	2,950
Purchases of property and equipment	(1,381)	(1,571)
Purchases of intangible assets	(8)	(10)
Additions to capitalized software costs	—	(855)
Net cash (used in) provided by investing activities	(1,389)	514
Cash flows from financing activities:
Payments of notes payable	(59,934)	(49,042)
Proceeds from notes payable	64,000	—
Net (repayment of) proceeds from revolving credit facility	(2,367)	8,825
Payment for structured stock repurchase forward contract	(11,440)	—
Repurchase of Class A common stock	(2,667)	—
Principal payments on capital leases	(501)	(591)
Payments for debt issuance costs	(3,658)	(729)
Contributions from noncontrolling interest	1,166	683
Costs associated with stock issuance	—	(87)
Restricted cash	(2,232)	—
Net cash used in financing activities	(17,633)	(40,941)
Net change in cash and cash equivalents	6,482	(31,216)
Cash and cash equivalents at beginning of year	18,999	50,215
Cash and cash equivalents at end of year	$25,481	$18,999

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Cinedigm Corp. ("Cinedigm," the "Company," "we," "us," or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a leading servicer of digital cinema assets in over 12,000 movie screens in both North America and several international countries.

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States, and in Australia and New Zealand. Our Services segment provides fee based support to over 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments, as well as directly to exhibitors and other third party customers, in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is focused on: (1) ancillary market aggregation and distribution of entertainment content and; (2) a branded and curated over-the-top ("OTT") digital network business, providing entertainment channels and applications.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of March 31, 2016, we had approximately $116.9 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $90.9 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

In May 2016, we effected a 1-for-10 reverse stock split of our Class A common stock, whereby each 10 shares of our Class A common stock and common stock equivalents were converted into 1 share of Class A common stock. All share and per share amounts in the accompanying Consolidated Financial Statements and these Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $342.4 million as of March 31, 2016. We also have significant contractual obligations related to our recourse and non-recourse debt for the fiscal year ending March 31, 2017 and beyond. We may continue to generate net losses for the foreseeable future.

We have plans in place which, when implemented, will effectively mitigate the liquidity conditions described above and ensure the Company will have adequate resources to implement its business strategy and continue as a going-concern for at least a year after these financial statements are available to be issued.

As of March 31, 2016, we have the combination of: (i) our cash and restricted cash balances of $34.5 million and (ii) $0.2 million of remaining availability under our revolving line of credit. In July 2016, we have received $2.0 million of additional capital from a lead lender in the form of a second lien secured loan in July 2016. In addition, we have secured an aggregate of $2.0 million of committed funds from the same lead lender and $0.5 million of committed funds from our Chief Executive Officer in the form of second secured lien loans. These additional funds are expected to be received within 60 days following the initial $2.0 million loan.

We have plans to implement certain cost reduction initiatives during fiscal 2017. These plans have been approved by our board of directors and are expected to achieve savings through personnel reductions, changes to occupancy costs and other related expenses.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

In addition, as discussed in more detail in Note 6 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

As discussed above, we raised $2.0 million in second lien secured debt in July 2016. This new capital will be used for general corporate purposes. In addition, we have the ability to raise up to $9.0 million in additional capital by July 31, 2016 in a second closing and we also received a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $500,000 of Loans, in both cases within the following 45 days from the lead lender of the second lien secured debt. The proceeds of this additional financing will be used to expand our content and distribution business and support the growth of our OTT channel business.

The Company has been working at length on a comprehensive set of financing transactions to raise capital and strengthen its balance sheet. These transactions included the second lien loans discussed above and are expected to include, in addition: (i) the issuance of additional loans and (ii) the exchange with holders of the Company’s 5.5% convertible notes due 2035 and the Company’s 9% subordinate notes due 2018 of (x) such holders’ notes for new notes due 2019 at a reduced principal amount than the principal amount of existing notes exchanged, secured on a third lien basis, and (y) shares of Common Stock (the “Exchange”).
Although the Company hopes that these additional transactions will be consummated in the near future, it currently has no commitments or definitive agreements from any of the additional potential loan holders other than the commitments of $2.5 million from the lead lender and Mr. McGurk described above, the holders of notes who may participate in the Exchange, or the lenders under the Cinedigm Credit Agreement, whose consent will be required.
There can be no assurance that the transactions under discussion will be consummated. Failure to generate adequate revenues, raise additional capital and debtor manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

See Note 13 - Subsequent Events for a full description of the second lien secured debt and the additional financings that are scheduled to take place.

Gaiam Acquisition

On October 21, 2013, our CEG segment acquired a division of Gaiam Americas, Inc. and Gaiam, Inc. (together, “Gaiam”) that maintains exclusive distribution rights agreements with large independent studios/content providers, and distributes entertainment content through home video, digital and television distribution channels ("GVE" or the “GVE Acquisition”). The aggregate purchase price for the GVE acquisition was $51.5 million, subject to a working capital adjustment, with (i) $47.5 million paid in cash and 66,698 shares of Class A Common Stock valued at $1.0 million issued upon the closing of the GVE Acquisition, and (ii) $3.0 million to be paid on a deferred basis, of which $1.0 million was paid and the remainder was settled through the collection of a receivable during the fiscal year ended March 31, 2014. Upon the closing of the GVE Acquisition, GVE became part of our Content & Entertainment segment.

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

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of Cinedigm and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

RECLASSIFICATIONS

We have reclassified certain amounts previously reported in our consolidated financial statements to conform to the current presentation, including reclassifying a contribution from non-controlling interest in the amount of $0.8 million from investing activities to financing activities in the statement of cash flows. Effective September 30, 2015, we elected to change our method of presentation relating to debt issuance costs in accordance with Financial Accounting Standards Board ("FASB") ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs.  Prior to September 30, 2015, our policy was to present debt issuance costs in Other Assets on the Condensed Consolidated Balance Sheets, net of accumulated amortization. Beginning with the period ended September 30, 2015, we have presented these costs as a direct deduction to notes payable. Unamortized debt issuance costs of $6.7 million previously reported as assets on our Consolidated Balance Sheet as of March 31, 2015 have been reclassified as a direct deduction to notes payable.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, minimum guarantees, assessment of goodwill and intangible asset impairment and valuation allowances for income taxes. Actual results could differ from these estimates.

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

UNBILLED AND DEFERRED REVENUE

Unbilled revenue represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned.

ADVANCES

Advances, which are recorded within prepaid and other current assets within the Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date.

INVENTORY, NET

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

RESTRICTED CASH

Our 2013 Term Loans and Prospect Loan require that we maintain specified cash balances that are restricted to repayment of interest thereunder. In addition, during the year ended March 31, 2016, certain terms of the Cinedigm Credit Agreement were amended which require us to maintain a specified cash balance restricted to the repayment of interest on the Convertible Notes (see Note 6 - Notes Payable).

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into two separate interest rate cap transactions during the fiscal year ended March 31, 2013 to limit our exposure to interest rates related to our 2013 Term Loans and Prospect Loan. The interest rate cap on the 2013 Term Loans matured in March 2016 and the interest rate cap on the Prospect Loan matures March of 2018. We have not sought hedge accounting treatment for these instruments and therefore, changes in the value of our Interest Rate Swaps and caps were recorded in the consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	12	—	12
	$8,983	$12	$—	$8,995

	As of March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751
Interest rate derivatives	—	208	—	208
	$6,751	$208	$—	$6,959

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the Consolidated Balance Sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. The carrying amount of accounts receivable, long-term and notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At March 31, 2016 and 2015, the estimated fair value of our fixed rate debt was $88.7 million and $32.4 million, respectively, compared to its carrying amounts of $87.4 million and $31.6 million, respectively. At March 31, 2016 and 2015, the estimated fair value of our variable rate debt was $119.4 million and $170.2 million, respectively, compared to a carrying amount of $119.4 million and $171.8 million. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the fiscal years ended March 31, 2016 and 2015, no impairment charge from continuing operations for long-lived assets or finite-lived assets was recorded.

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

For reporting units where we decide to perform a quantitative testing approach in order to test goodwill, a determination of the fair value of our reporting units is required and is based, among other things, on estimates of future operating performance of the reporting unit and/or the component of the entity being valued. This impairment test includes the projection and discounting of cash flows, analysis of our market factors impacting the businesses we operate and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by us.

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

During the year ended March 31, 2016, we performed goodwill impairment testing on an interim basis, as of September 30, 2015, because our CEG business was expected to under-perform the expectations that we had set for the 2016 fiscal year. The impairment testing as of September 30, 2015 determined that our CEG reporting unit had a fair value less than the unit's carrying amount, which resulted in an $18.0 million impairment charge to goodwill as of such date.

The goodwill impairment recorded in fiscal 2016 was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form and slower than expected growth in our OTT channel business. Future decreases in the fair value of our CEG reporting unit may require us to record additional goodwill impairment, particularly if our expectations of future cash flows are not achieved.

In determining fair value of the CEG reporting unit, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the goodwill impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on a 5-year internal projection of adjusted EBITDA for the Content & Entertainment reporting unit. We assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of 40% during the interim goodwill impairment testing as of September 30, 2015 and in each of the years ended March 31, 2016 and 2015. Based on such assumptions, the estimated fair value of the Content & Entertainment reporting unit as calculated for goodwill testing purposes exceeded its carrying value as of March 31, 2016, and therefore we did not record any additional goodwill impairment in connection with our annual testing in the fourth quarter ended March 31, 2016.

Information related to the goodwill allocated to our Content & Entertainment segment is as follows:

(In thousands)	Goodwill
As of April 1, 2014	$25,494
Measurement period adjustments to the GVE Acquisition	7,207
Goodwill impairment	(6,000)
As of March 31, 2015	26,701
Goodwill impairment	(18,000)
As of March 31, 2016	$8,701

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment losses	(24,000)
Net goodwill at March 31, 2016	$8,701

PARTICIPATIONS AND ROYALTIES PAYABLE

When we use third parties to distribute company owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers. At March 31, 2016 and 2015, participations payable were $27.5 million and $37.8 million, respectively.

DEBT ISSUANCE COSTS

We incur debt issuance costs in connection with long-term debt financings. Such costs are recorded as a direct deduction to notes payable and amortized over the terms of the respective debt obligations using the effective interest rate method. Debt issuance costs recorded in connection with revolving debt arrangements are presented in other assets on the Consolidated Balance Sheets and are amortized over the term of the revolving debt agreements using the effective interest rate method.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar year 2011) at which point the VPF rate remains unchanged through the tenth year until the VPFs phase out. One VPF is payable for every digital title displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I's and Phase 2 DC’s performance obligations have been substantially met at that time.

Beginning in December 2015, certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue was not material to our consolidated financial statements during the fiscal year ending March 31, 2016, it is expected to have a material impact in subsequent periods. As of March 31, 2016, 101 of the systems in our Phase I deployment had ceased to earn VPF revenue from certain major studios. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.”  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment. Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase II systems will end by December 2022 or earlier if cost recoupment is achieved.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 5 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2016 and 2015, we recorded advertising costs of $0.3 million and $0.1 million, respectively.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2016	2015
Direct operating	$16	$17
Selling, general and administrative	1,816	2,134
Total stock-based compensation expense	$1,832	$2,151

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2016 and 2015 was $7.94 and $20.40, respectively. There were 2,500 and 14,100 stock options exercised during the fiscal years ended March 31, 2016 and 2015, respectively.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Fiscal Year Ended March 31,
Assumptions for Option Grants	2016	2015
Range of risk-free interest rates	1.4% - 1.7%	1.4% - 1.8%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	70.6 - 72.5%	70.4% - 72.1%

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
Weighted average number of common stock shares outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 7 - Stockholders' Deficit are considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of March 31, 2016 excludes 1,179,138 shares that will be repurchased as a result of the forward stock purchase transaction.

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

We incurred net losses for the fiscal years ended March 31, 2016 and 2015 and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 2,710,866 shares and 2,869,605 shares, were excluded from the computation of net loss per share for the fiscal years ended March 31, 2016 and 2015, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2016 and 2015, our comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

In November 2015, the FASB issued new guidance related to the balance sheet classification of income taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not believe the adoption of the new financial instruments standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance related to financial instruments, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective beginning in the first quarter of our 2019 fiscal year and early adoption is not permitted. We do not believe the adoption of the new financial instruments standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•
will require that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•	will require excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•
permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted. We do not expect the impact of this new accounting guidance to have a material impact on our consolidated financial statements.

3.	DISCONTINUED OPERATIONS

On September 23, 2014, we completed the sale of Hollywood Software, Inc. d/b/a Cinedigm Software to a third party for cash consideration of $3.0 million and recognized a loss on sale of $3.3 million for the year ended March 31, 2015. There is no tax provision or benefit related to the discontinued operation.

The results of Software have been reclassified as discontinued operations for the fiscal year ended March 31, 2015. Income from discontinued operations for the period was as follows:

(In thousands)	For the Fiscal Year Ended March 31, 2015
Revenues	$1,968
Costs and Expenses:
Direct operating	326
Selling, general and administrative	1,435
Research and development	14
Total operating expenses	1,775
Income from operations	193
Other expense, net	(93)
Income from discontinued operations	$100

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2016	2015
Trade receivables	$54,424	$60,188
Allowance for doubtful accounts	(1,526)	(597)
Total accounts receivable, net	$52,898	$59,591

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2016	2015
Non-trade accounts receivable, net	$3,805	$4,271
Advances	9,775	12,551
Due from producers	1,485	1,580
Prepaid insurance	60	207
Other prepaid expenses	747	1,469
Total prepaid and other current assets	$15,872	$20,078

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2016	2015
Leasehold improvements	$824	$821
Computer equipment and software	9,400	9,590
Digital cinema projection systems	360,651	360,744
Machinery and equipment	592	546
Furniture and fixtures	382	380
	371,849	372,081
Less - accumulated depreciation and amortization	(310,109)	(273,520)
Total property and equipment, net	$61,740	$98,561

Total depreciation and amortization of property and equipment was $37.3 million and $37.5 million for the fiscal years ended March 31, 2016 and 2015, respectively. Amortization of capital leases included in depreciation and amortization of property and equipment was $0.7 million and $0.8 million for the fiscal years ended March 31, 2016 and 2015, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$112	$(99)	$13	3
Customer relationships and contracts	21,968	(7,048)	14,920	3-15
Theatre relationships	550	(344)	206	10-12
Content library	19,767	(9,101)	10,666	5-6
Favorable lease agreement	1,193	(1,058)	135	4
	$43,590	$(17,650)	$25,940

	As of March 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$105	$(92)	$13	3
Customer relationships and contracts	21,968	(4,942)	17,026	3-15
Theatre relationships	550	(298)	252	10-12
Covenants not to compete	508	(508)	—	3-5
Content library	19,767	(5,679)	14,088	5-6
Favorable lease agreement	1,193	(788)	405	4
	$44,091	$(12,307)	$31,784

Amortization expense related to intangible assets was $5.9 million and $5.9 million for the fiscal years ended March 31, 2016 and 2015 , respectively. We did not record any impairment of intangible assets from continuing operations during the fiscal years ended March 31, 2016 and 2015.

Based on identified intangible assets that are subject to amortization as of March 31, 2016, we expect future amortization expense for each period to be as follows (dollars in thousands):

Fiscal years ending March 31,
2017	$5,663
2018	$5,528
2019	$5,528
2020	$2,505
2021	$2,106

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2016	2015
Accounts payable	$30,866	$30,903
Participations and royalties payable	27,463	37,766
Accrued compensation and benefits	2,580	1,212
Accrued taxes payable	347	224
Interest payable	1,737	208
Accrued restructuring and transition expenses	505	—
Accrued other expenses	5,019	6,834
Total accounts payable and accrued expenses	$68,517	$77,147

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

As of March 31, 2016 and 2015, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.3 million as of March 31, 2016 and 2015, respectively, which are included within our accounts receivable, net on the accompanying Consolidated Balance Sheets.

During the fiscal years ended March 31, 2016 and 2015, we received $1.2 million and $1.2 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2016 and 2015 was $11.9 million and $6.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and accordingly, we have recorded our investment in CDF2 Holdings on our Consolidated Balance Sheets at $0 as of March 31, 2016 and 2015.

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

In November 2015, we entered into an Amended and Restated Operating Agreement with Wizard World (the noncontrolling interest partner) and other non-voting equity holders. The agreement restructured our business relationship with Wizard World with respect to the ownership and operation of CONtv, and was retroactively effective to July 1, 2015. Pursuant to the terms of the Amended and Restated Operating Agreement, we attained a majority interest in CONtv by increasing our ownership percentage to 85.0% from 47.5%. In connection with increasing our ownership percentage, we reclassified certain capital contributions made by Wizard World to additional paid-in capital, to the extent that such capital contributions were in excess of its amended ownership percentage. In addition, we retroactively reduced the loss attributable to the noncontrolling interest partner to July 1, 2015 in accordance with the Amended and Restated Operating Agreement.

During the year ended March 31, 2016 and 2015, we made capital contributions of $1.4 million and $0.9 million, respectively, to CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as a noncontrolling interest in our Condensed Consolidated Balance Sheets and was $1.2 million and $0.2 million as of March 31, 2016 and 2015, respectively. The noncontrolling interest's share of net loss was $0.8 million and $0.9 million for the years ended March 31, 2016 and 2015, respectively.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2016		As of March 31, 2015
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$21,188	$9,738	$25,125	$36,418
Prospect Loan	—	66,543	—	67,967
KBC Facilities	7,646	10,998	7,649	19,361
P2 Vendor Note	161	310	125	393
P2 Exhibitor Notes	79	107	74	186
Total non-recourse notes payable	29,074	87,696	32,973	124,325
Less: Unamortized debt issuance costs	—	(4,458)	—	(5,938)
Total non-recourse notes payable, less unamortized debt issuance costs	$29,074	$83,238	$32,973	$118,387

5.5% Convertible Notes Due April 2035	$—	$64,000	$—	$—
Cinedigm Term Loans	—	$—	—	17,965
Cinedigm Revolving Loans	—	21,927	24,294	—
2013 Notes	—	4,079	—	3,785
Total recourse notes payable	$—	$90,006	$24,294	$21,750
Less: Unamortized debt issuance costs	—	(3,068)	—	(750)
Total recourse notes payable, less unamortized debt issuance costs	$—	$86,938	$24,294	$21,000
Total notes payable	$29,074	$170,176	$57,267	$139,387

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or, 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at March 31, 2016 was 0.43%.

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

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $6.1 million and $3.9 million as of March 31, 2016 and 2015, respectively, and are included in cash and cash equivalents on our Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of March 31, 2016 and 2015, the debt service fund had a balance of $5.8 million, which is classified as restricted cash on our Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, at March 31, 2016 was as follows:

	As of March 31,
(In thousands)	2016	2015
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(94,043)	(63,348)
Discount on 2013 Term Loans	(118)	(196)
2013 Term Loans, net	30,926	61,543
Less current portion	(21,188)	(25,125)
Total long term portion	$9,738	$36,418

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Consolidated Balance Sheets, totaled $8.7 million and $6.5 million as of March 31, 2016 and 2015, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2016 and 2015, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2016	2015
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	3,640
Payments to date	(8,235)	(5,673)
Prospect Loan, net	$66,543	$67,967
Less current portion	—	—
Total long term portion	$66,543	$67,967

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal year ended March 31, 2016. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	March 31, 2016	March 31, 2015
1	22,336	3.75%	September 2018	7,180	10,371
2	13,312	3.75%	September 2018	4,034	6,656
3	11,425	3.75%	March 2019	4,896	6,528
4	6,450	3.75%	December 2018	2,534	3,455
	$53,523			$18,644	$27,010

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.63% at March 31, 2016, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless earlier repurchased , redeemed or converted and are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 82.45723 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $12.10 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased approximately 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing approximately 1,179,138 shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 7 - Stockholders' Deficit. We recorded interest expense of $3.2 million for the year ended March 31, 2016, related to the Convertible Notes.

We recorded debt issuance costs of $3.7 million related to the issuance of the Convertible Notes during the year ended March 31, 2016.

Cinedigm Credit Agreement

On October 17, 2013, we entered into a credit agreement (the “Cinedigm Credit Agreement”) with Société Générale. Under the Cinedigm Credit Agreement, as amended in February 2015 and April 2015, we were permitted to borrow an aggregate principal amount of up to $55.0 million, including term loans of $25.0 million (the “Cinedigm Term Loans”) and revolving loans of up to $30.0 million (the “Cinedigm Revolving Loans”). Interest under the Cinedigm Term Loans was charged at a base rate plus 5.0%, or the Eurodollar rate plus 6.0% until the Cinedigm Term Loan was repaid on April 29, 2015 in connection with the Convertible Notes offering. Until amended on April 29, 2015, as described below, interest on the Cinedigm Revolving Loans was calculated at a base rate of 6.25% or the Eurodollar rate of 1.0% plus 4.0%, with the base rate equal to the highest of (a) the rate quoted by the Wall Street Journal as the “base rate on corporate loans by at least 75% of the nation’s largest banks,” (b) 0.50% plus the federal funds rate, and (c) the Eurodollar rate plus 4.0%.

We repaid the entire outstanding balance of the Cinedigm Term Loans and amended the terms of the Cinedigm Revolving Loans in connection with our issuance of the Convertible Notes. In connection with the repayment of the Cinedigm Term Loans, we wrote-off certain unamortized debt issuance costs and the discount that remained on the balance of the note payable. As a result, we recorded $0.9 million as a loss on extinguishment of debt for the year ended March 31, 2016.

The April 2015 amendment to the Cinedigm Revolving Loans extended the term of the agreement to March 31, 2018, provided for the release of the equity interests in the subsidiaries that we had previously pledged as collateral, changed the interest rate and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 and a $5.0 million minimum liquidity covenant. The Cinedigm Revolving Loans, as amended, bear interest at Base Rate (as defined in the amendment) plus 3.0% or LIBOR plus 4.0%, at our election, but in no event may the elected Base Rate or LIBOR rate be less than 1.0%. Availability under the Cinedigm Revolving Loans was $30.0 million, of which we borrowed $21.9 million as of March 31, 2016. We are permitted to repay the Cinedigm Revolving Loans, at our option, in whole or in part.

Under the amended terms of the Cinedigm Credit Agreement, we are required to maintain a debt service reserve account for the aggregate amount of six months of scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible Notes. As a result, the consolidated condensed balance sheet as of March 31, 2016 reflects $2.2 million of restricted cash related to such debt service reserve account. No such debt service account was required to be maintained as of March 31, 2015.

2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 150,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors, of which, $0.3 million of said notes were purchased by a member of the board of directors. The proceeds of the sales of the 2013 Notes and 2013 Warrants were used for working capital and general corporate purposes, including financing, in part, the GVE Acquisition. We allocated a proportional value of $1.6 million to the 2013 Warrants using a Black-Scholes option valuation model with the following assumptions:

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

At March 31, 2016, we were in compliance with all of our debt covenants.

The aggregate principal repayments on our notes payable, including anticipated PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2016	$29,074
2017	40,488
2018	7,710
2019	—
2020	66,543
Thereafter	64,000
$207,815

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the year ended March 31, 2016, we issued shares of Class A common stock as payment for services rendered by our Board of Directors and certain other third-party advisory services, payment of preferred stock dividends and the exercise of employee stock options.

Shares Authorized

In September 2014, we increased the number of shares of Class A Common Stock authorized for issuance by 9,124,100 shares and designated the additional shares as Class A Common Stock. As of March 31, 2016 and 2015, there were 21,000,000 shares of Class A Common Stock and 1,241,000 shares of Class B Common Stock authorized. None of the shares of Class B Common Stock remain available for issuance.

Reverse Stock Split

In May 2016, we effected a 1-for-10 reverse stock split of our Class A common stock, whereby each 10 shares of our Class A common stock and common stock equivalents were converted into 1 share of Class A common stock.

The reverse stock split affected all issued and outstanding shares of our Class A common stock, as well as common stock underlying stock options and warrants outstanding immediately prior to its effectiveness. The reverse stock split proportionally reduced the total number of shares of Class A common stock outstanding and the number of shares of Class A common stock authorized. No fractional shares were issued in connection with the reverse stock split. Fractional shares resulting from the reverse stock split were settled in cash.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2016 and 2015 were $0.1 million. In April 2016, we paid preferred stock dividends accrued at March 31, 2016 in the form of 39,325 shares of our Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Consolidated Balance Sheet as of March 31, 2016. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 1,179,138 shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

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

The Plan provides for the issuance of up to 1,430,000 shares of Class A Common Stock to employees, outside directors and consultants.

We account for share-based employee compensation plans under the fair value recognition and measurement provisions of GAAP. Those provisions require all share-based payments to employees, including grants of stock-based compensation to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in our consolidated statements of operations over the period during which the employee is required to perform service in exchange for the award. The majority of our awards are earned over a service period of four years.

Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of income and as such, only those share-based awards that we expect to vest are recorded. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2014	607,299	$17.40
Granted	86,163	15.10
Exercised	(14,100)	14.10
Canceled	(88,494)	27.40
Balance at March 31, 2015	590,868	17.40
Granted	18,500	7.94
Exercised	(2,500)	15.10
Canceled	(244,596)	17.59
Balance at March 31, 2016	362,272	16.50

An analysis of all options outstanding under the Plan as of March 31, 2016 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.40 - $8.90	6,500	9.5	$6.03	$—
$9.00 - $13.70	26,500	5.8	11.93	—
$14.00 - $23.50	290,018	7.2	14.92	—
$24.40 - $50.00	34,500	7.6	27.42	—
$51.60 - $93.60	3,900	1.3	67.17	—
$102.50 - $102.50	854	0.5	102.50	—
	362,272			$—

An analysis of all options exercisable under the Plan as of March 31, 2016 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
221,805	6.51	$16.74	$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees in connection with an acquisition. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options vest and become exercisable in 25% increments on the first four anniversaries of the date of grant, until fully vested after four years, and expire ten years from the date of grant, if unexercised. As of March 31, 2016, there were 47,750 of such options outstanding, of which 24,500 had vested and were exercisable. Each of the options has a remaining contractual life of 7.6 years at March 31, 2016.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of March 31, 2016, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of March 31, 2016. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Sageview Capital, L.P	1,673,282	August 2016	$13.10
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	October 2018	$18.50

Outstanding warrants held by Sageview Capital, L.P. ("Sageview") contain customary provisions for cashless exercises and anti-dilution adjustments. In addition, the warrants' expiration date may be extended in limited circumstances.  On April 29, 2015, the number of shares underlying the warrants issued to Sageview and their related exercise price were adjusted from 1,600,000 and $13.70 to 1,673,282 and $13.10, respectively, to give effect to an anti-dilution adjustment that resulted from the issuance of the Convertible Notes.

Outstanding warrants held by the strategic management service provider were issued in connection with a consulting management services agreement ("MSA"). The warrants may be terminated with 90 days' notice in the event of termination of the MSA.

The 2013 Warrants and related 2013 Notes are subject to certain transfer restrictions.

8.	COMMITMENTS AND CONTINGENCIES

LITIGATION

Gaiam Dispute
Since 2014, Gaiam and we have been engaged in various legal disputes relating to Gaiam's sales of its entertainment media distribution business to Cinedigm. In a settlement agreement made effective as of September 29, 2015, Gaiam and we agreed to the following; (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve our single preserved claim that we did not receive all of the cash collected by Gaiam on our behalf during the transition period following the sale (the "Cash Reconciliation Claim"); and (3) Gaiam would pay $2.3 million to us, which we recorded as income in our second fiscal quarter. In a further settlement agreement executed in January 2016 and made effective as of December 31, 2015, Gaiam and we agreed to resolve the Cash Reconciliation Claim in exchange for a further payment to us by Gaiam in the amount of $1.6 million, which was recorded in our fourth fiscal quarter.

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

LEASES

We have capital lease obligations covering a facility and computer equipment with an aggregate principal amount of $4.2 million as of March 31, 2016. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of March 31, 2016 and 2015. We have entered into a sub-lease agreement with the unrelated third party purchaser who makes all payments related to the lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre.
We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. As of March 31, 2016, obligations under non-cancelable operating leases are due as follows (dollars in thousands):

Fiscal years ending March 31,
2017	$1,413
2018	1,405
2019	1,279
2020	1,330
2021	1,384
Thereafter	600
$7,411

Rent expense, included in selling, general and administrative expenses in our Consolidated Statements of Operations, was $1.8 million and $1.6 million for the fiscal years ended March 31, 2016 and 2015, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2016	2015
Cash interest paid	$15,045	$24,069
Accrued dividends on preferred stock	$89	$89
Issuance of Class A Common Stock for payment of preferred stock dividends	$356	$267

10.	SEGMENT INFORMATION

We operate in four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment, or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker to evaluate performance, which is generally the segment’s income (loss) from continuing operations before interest, taxes, depreciation and amortization.

Operations of:	Products and services provided:
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of March 31, 2016, we are no longer earning VPF revenues from certain major studios on 101 of such systems.

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

One customer represented approximately 20.6% of our consolidated revenues for the fiscal year ended March 31, 2016.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$206	$—	$48,292	$93,372	$—	$—
Phase II Deployment	—	—	53,727	18,940	—	—
Services	—	—	1,064	—	—	—
Content & Entertainment	25,721	8,701	87,344	—	—	30
Corporate	13	—	18,971	—	86,938	4,195
Total	$25,940	$8,701	$209,398	$112,312	$86,938	$4,225

	As of March 31, 2015
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$252	$—	$74,595	$123,722	$—	$—
Phase II Deployment	—	—	61,350	27,638	—	—
Services	—	—	1,084	—	—	—
Content & Entertainment	31,520	26,701	122,610	—	—	84
Corporate	12	—	13,378	—	45,294	5,411
Total	$31,784	$26,701	$273,017	$151,360	$45,294	$5,495

	Statements of Operations
	For the Fiscal Year Ended March 31, 2016
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$36,488	$12,257	$11,782	$43,922	$—	$104,449
Direct operating (exclusive of depreciation and amortization shown below)	1,108	315	10	29,908	—	31,341
Selling, general and administrative	661	121	914	20,659	11,012	33,367
Allocation of corporate overhead	—	—	1,616	5,410	(7,026)	—
Provision for doubtful accounts	241	98	—	450	—	789
Restructuring, transition and acquisitions expenses, net	—	—	—	216	914	1,130
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation settlement recovery, net of expenses	—	—	—	(2,228)	—	(2,228)
Depreciation and amortization of property and equipment	28,446	7,523	—	330	1,045	37,344
Amortization of intangible assets	46	—	—	5,799	7	5,852
Total operating expenses	30,502	8,057	2,540	78,544	5,952	125,595
Income (loss) from operations	$5,986	$4,200	$9,242	$(34,622)	$(5,952)	$(21,146)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$10	$6	$—	$16
Selling, general and administrative	—	—	1	258	1,557	1,816
Total stock-based compensation	$—	$—	$11	$264	$1,557	$1,832

	Statements of Operations
	For the Fiscal Year Ended March 31, 2015
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$36,161	$12,347	$11,876	$45,100	$—	$105,484
Direct operating (exclusive of depreciation and amortization shown below)	970	485	58	28,596	—	30,109
Selling, general and administrative	464	130	744	17,454	12,328	31,120
Allocation of corporate overhead	—	—	1,853	5,409	(7,262)	—
(Benefit) provision for doubtful accounts	(204)	(23)	21	—	—	(206)
Restructuring, transition and acquisitions expenses, net	61	—	—	1,662	915	2,638
Goodwill impairment	—	—	—	6,000	—	6,000
Litigation settlement recovery, net of expenses	—	—	—	1,282	—	1,282
Depreciation and amortization of property and equipment	28,550	7,523	177	219	1,050	37,519
Amortization of intangible assets	46	—	—	5,813	5	5,864
Total operating expenses	29,887	8,115	2,853	66,435	7,036	114,326
Income (loss) from operations	$6,274	$4,232	$9,023	$(21,335)	$(7,036)	$(8,842)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$10	$—	$17
Selling, general and administrative	—	—	11	291	1,832	2,134
Total stock-based compensation	$—	$—	$18	$301	$1,832	$2,151

The following table presents the results of our operating segments for the three months ended March 31, 2016:

	Statements of Operations
	For the Three Months Ended March 31, 2016
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,632	$3,005	$2,884	$8,688	$—	$23,209
Direct operating (exclusive of depreciation and amortization shown below)	209	58	2	6,880	—	7,149
Selling, general and administrative	205	37	265	6,259	664	7,430
Allocation of corporate overhead	—	—	404	1,352	(1,756)	—
Provision for doubtful accounts	—	—	—	450	—	450
Restructuring, transition and acquisitions expenses, net	—	—	—	114	244	358
Goodwill impairment	—	—	—	—	—	—
	—	—	—	(1,593)	—	(1,593)
Depreciation and amortization of property and equipment	6,968	1,880	—	91	193	9,132
Amortization of intangible assets	15	—	—	1,450	2	1,467
Total operating expenses	7,397	1,975	671	15,003	(653)	24,393
Income (loss) from operations	$1,235	$1,030	$2,213	$(6,315)	$653	$(1,184)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$2	$1	$—	$3
Selling, general and administrative	—	—	—	56	350	406
Total stock-based compensation	$—	$—	$2	$57	$350	$409

11.RESTRUCTURING, TRANSITION AND ACQUISITION EXPENSES

GVE Acquisition Restructuring and Transition

In connection with our acquisition GVE in fiscal 2014, we completed strategic assessments of our Content & Entertainment business in order to realign resources and shift our focus toward owning and distributing original content. As a result, we recorded $2.6 million of restructuring, transition and acquisitions expenses for the year ended March 31, 2015, primarily related to the integration of GVE, workforce reduction, severance and employee-related expenses, professional fees, relocation expenses and other internal expenses directly related to the acquisition.

2016 Workforce Reduction

During the year ended March 31, 2016, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues. As a result of that assessment, we recorded restructuring, transition and acquisition expenses of $1.1 million for the year ended March 31, 2016.

The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2014	$1,019
Costs incurred	2,638
Amounts paid/adjustments	(3,657)
Amount accrued as of March 31, 2015	—
Costs incurred	1,130
Amounts paid/adjustments	(625)
Amount accrued as of March 31, 2016	$505

12.	INCOME TAXES

The following table presents the components of income tax expense for the fiscal year ended March 31, 2016. No income tax expense was recorded during the fiscal year ended March 31, 2015.

(In thousands)	For the Fiscal Year Ended March 31, 2016
Federal:
Current	$140
Deferred	—
Total federal	140
State:
Current	205
Deferred	—
Total state	205
Income tax expense	$345

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$99,524	$103,312
Stock based compensation	4,432	4,144
Intangibles	8,005	1,710
Revenue deferral	46	46
Interest rate derivatives	199	234
Capital loss carryforwards	7,951	8,604
Other	2,224	1,955
Total deferred tax assets before valuation allowance	122,381	120,005
Less: Valuation allowance	(104,285)	(88,320)
Total deferred tax assets after valuation allowance	$18,096	$31,685
Deferred tax liabilities:
Depreciation and amortization	$(17,414)	$(27,840)
Intangibles	(682)	(3,845)
Total deferred tax liabilities	(18,096)	(31,685)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the fiscal years ended March 31, 2016 and 2015. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. We increased the valuation allowance by $16.0 million and $14.0 million during the fiscal years ended March 31, 2016 and 2015, respectively. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2016, we had Federal and state net operating loss carryforwards of approximately $259.0 million available in the United States of America ("US") and approximately $0.5 thousand in Australia to reduce future taxable income. The US federal and state net operating loss carryforwards will begin to expire in 2020. The Australian net operating loss carryforward does not expire.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. As of March 31, 2016, approximately $16.0 million of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $9.4 million. Net operating losses of approximately $246.8 million, which were generated since March 2006 are currently not subject to an annual limitation under Section 382. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2016	2015
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.6%	(0.1)%
Change in valuation allowance	(40.3)%	(44.7)%
Non-deductible equity compensation	(0.7)%	(1.9)%
Sale of subsidiary	—%	10.8%
Other	0.5%	1.9%
Income tax expense	(0.9)%	—%

Since April 1, 2007, we have applied accounting principles that clarify the accounting and disclosure for uncertainty in income taxes. As of March 31, 2016 and 2015, we did not have any uncertainties in income taxes.

13.	SUBSEQUENT EVENTS

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations through September 30, 2016 by approximately $6.2 million, and by approximately $2.0 million thereafter. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million, reflecting current utilization.
On July 14, 2016, Cinedigm Corp. entered into certain financing transactions including: (i) the issuance of $2.0 million principal amount of loans, due 2019, secured on a second lien basis (the “Loans”), and shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), and (ii) an amendment to the Cinedigm Credit Agreement that, among other things, lowered the minimum liquidity requirement to $800,000 and permit the Loans, and (iii) an amendment to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto (collectively, the “Transactions”) to amend board representation rights of the parties. The Transactions, described more fully below, were consummated on July 14, 2016.
On July 14, 2016, the Company entered into a Second Lien Loan Agreement (the “Loan Agreement”) with certain lenders (the “Lenders”) for Loans in the aggregate principal amount of $2.0 million. The maturity date of the Loans is June 30, 2019. The Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at the Company’s option, and the Lender received an aggregate of 196,000 shares (the “Lender Shares”) of Common Stock. In addition, the lead Lender received a fee of 210,000 shares of Common Stock (the “Loan Fee Shares” and together with the Lender Shares, the “Loan Shares”) and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”). Under the Loan Agreement, subsequent Lenders may make additional Loans, up to an aggregate of $9.0 million principal amount of all Loans. The Company also received from the lead lender a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $500,000 of Loans, in both cases within the following 45 days. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties.
The obligations under the Loans are guaranteed by certain of the Company’s existing and future subsidiaries, including ADM Cinedigm Corp., Vistachiara Productions Inc., Vistachiara Entertainment, Inc., Cinedigm Entertainment Corp., Cinedigm Entertainment Holdings, LLC, Cinedigm Home Entertainment, LLC, Docurama, LLC, Dove Family Channel, LLC, Cinedigm OTT Holdings, LLC and Cinedigm Productions, LLC (collectively, the "Guarantors"), and the Company and each Guarantor pledged substantially all of their assets (other than, on the part of the Company, its assets related to its digital cinema deployment business) to secure payment on the Loans. Accordingly, the Company and each of the Guarantors entered into a guaranty agreement (the “Second Lien Guaranty Agreement”) and a security agreement (the “Second Lien Security Agreement”) pursuant to which each Guarantor guaranteed the obligations of the Company under the Loans and the Company and each Guarantor pledged the assets described above to secure such obligations. The proceeds of the Loans will be used for the payment of fees and expenses incurred in connection with the Loans and the other Transactions, and for working capital and general corporate purposes. The Company also agreed to enter into a rights agreement with the lenders pursuant to which the Company will register the resale of the Loan Shares.
In connection with the Loans and pursuant to the Settlement Agreement Amendment (defined below), the lead Lender, Ronald L. Chez, is entitled to be appointed to the Company’s board of directors and to be nominated and recommended for election to the Board of Directors for the period of time until Mr. Chez’s beneficial ownership of Cinedigm securities drops below 5%.
On July 14, 2016, the Company and the lenders under the Credit Agreement entered into an amendment to the Credit Agreement (“Amendment No. 4”), which, among other things, lowered the minimum liquidity requirement to $800,000 and permit the consummation of the other Transactions. In addition, certain of the Guarantors entered into a Guaranty Supplement dated as of July 14, 2016 among them and the Administrative Agent (the “Guaranty Supplement”), a Second Amended and Restated Security Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Amended and Restated Security Agreement”), and a Pledge Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Pledge Agreement”), pursuant to which documents certain of the Guarantors guaranteed the Company’s obligations under the Credit Agreement and the Guarantors pledged the assets described above to secure such obligations.
On July 14, 2016, the Company entered into an amendment (the “Settlement Agreement Amendment”) to the Settlement Agreement (the “Settlement Agreement”) dated as of July 30, 2015 among the Company and Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine (the “Group”) pursuant to which (i) the Company issued 155,000 shares of Common Stock to Mr. Chez as a fee for his service as Strategic Advisor in excess of what was contemplated by the Settlement Agreement, (ii) Mr. Chez’s role as Strategic Advisor to the Company was terminated, (iii) Mr. Chez was appointed to the Board of Directors and will be nominated and recommended for election to the Board of Directors for the period of time until Mr. Chez’s beneficial ownership of Cinedigm securities drops below 5%, and (iv) the rights of the Group to nominate designees for election to the Board of Directors were terminated.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures due to the material weakness identified in our internal control over financial reporting as of March 31, 2016.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The  Company’s  management  assessed  the  effectiveness  of our  internal  control  over financial  reporting  as of March 31, 2016. Management’s  assessment  identified  the  following  material  weakness  in  the  Company’s  internal  control over financial  reporting:  inadequate internal control over financial reporting due to lack  of sufficient accounting personnel and resources to adequately and timely prepare and complete the year-end financial reporting processes and disclosures.
The Remediation Plan
The Company has initiated the following remediation steps to address the material weakness described above:

•	we will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

•
we will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

•
when practicable, we will consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 59, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.
Peter C. Brown, 57, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Patrick W. O’Brien, 69, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of Merriman Holdings, Inc. During the past five years, Mr. O’Brien served on the boards of Ironclad Performance Wear, Inc. Mr. O’Brien joined the Board as a designee of Ronald L. Chez pursuant to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto. He brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.

Martin B. O’Connor II, 56, has been a member of the Board since March 2010. Mr. O’Connor is the Managing Partner of the law firm of O’Connor, Morss & O’Connor, P.C., where he has practiced law since 1989. He focuses on advising his clients and their business interests regarding strategic planning, ownership and wealth management issues, as well as advising their family offices. His varied professional experiences have resulted in a practice representing individuals and entities in the financial, real estate, entertainment, sport and agricultural sectors. During the past five years, Mr. O’Connor served as a director of Rentrak Corporation and Digital Cinema Destinations Corp. He brings to the Board a varied range of legal and professional experience and working relationships with global brands.
Zvi M. Rhine, 36, has been a member of the Board since July 2015. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. He was previously Vice President at The Hilco Organization from 2009 to 2012 and has also served in various roles at Boone Capital, Banc of America Securities and Piper Jaffray. Mr. Rhine also serves as the CFO and a director of Global Healthcare Real Estate Investment Trust. Mr. Rhine brings to the Board extensive experience in the securities industry.

Blair M. Westlake, 61, has been a member of the Board since July 2016. Mr. Westlake is currently a Principal at MediaSquareup, which he joined in 2014. Prior to that, he was Corporate Vice President of Microsoft’s Media & Entertainment Group from 2004 to 2014. He has also served as Corporate Executive Vice President at Gemstar-TV Guide and in various executive roles at Universal

Studios, where he was also Chairman of Universal Television & Networks Group for 18 years. Mr. Westlake brings to the Board extensive media industry experience, including with respect to licensing of movies and television content.
Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Jeffrey S. Edell, Chief Financial Officer, Gary S. Loffredo, President of Digital Cinema, General Counsel, Secretary, and William S. Sondheim, President of Cinedigm Entertainment Corp. Biographical information for Mr. McGurk is included above.
Jeffrey S. Edell, 58, joined the Company in June 2014 as Chief Financial Officer. Prior to this appointment, Mr. Edell was Principal Owner of Edell Ventures, a company he founded in 2009 to invest in and provide strategic support to innovators in the social media and entertainment arenas. Previously, Edell was President of DIC Entertainment, a publicly-listed entertainment company and the largest independent producer of kid-centric content in the world. Before that, Mr. Edell was Chairman of Intermix Media, the parent company of the social networking company MySpace, and CEO and President of Soundelux. Edell also obtained extensive financial, audit and reporting experience while working at KPMG, The Transamerica Group and DF & Co.
Gary S. Loffredo, 51, has been the Company’s President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President -- Business Affairs, General Counsel and Secretary since 2000 and as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company.
William S. Sondheim, 55, joined the Company in October 2013 and is President of Cinedigm Entertainment Corp., our Content and Entertainment division. From 2010 to October 2013, Mr. Sondheim was the President of Gaiam Inc. (“Gaiam”), a provider of information, goods and services to customers who value the environment, a sustainable economy, healthy lifestyles, alternative healthcare and personal development. He previously served as Gaiam’s President of Entertainment and Worldwide Distribution since April 2007. From 2005 until 2007, Mr. Sondheim was in charge of Global Dual Disc music format for Sony BMG, a recorded music company. Prior to 2005, Mr. Sondheim served as President of Retail at GoodTimes Entertainment, a home video company, and President of PolyGram Video at PolyGram Filmed Entertainment, a video distributor.
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
The Company’s leadership structure currently consists of the combined role of Chairman of the Board and Chief Executive Officer and a separate Lead Independent Director. Mr. Westlake currently serves as our Lead Independent Director. The Lead Independent Director’s responsibilities include presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors, serving as a liaison between the Chairman and the independent directors, reviewing information sent to the Board, consulting with the Nominating Committee with regard to the membership and performance evaluations of the Board and Board committee members, calling meetings of and setting agendas for the independent directors, and serving as liaison for communications with stockholders. In 2015, the Board determined to split the roles of Chairman of the Board and Chief Executive Officer, but has not yet elected a new Chairman from among the independent directors. The non-executive Chairman’s responsibilities will include those described above for the current Lead Independent Director. The election of a non-employee Chairman will not otherwise affect service by Mr. McGurk and Mr. Westlake as Directors.
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2016 (the “Last Fiscal Year”), the Board held four (4) meetings and the Board members acted two (2) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, O’Brien, O’Connor, Rhine and Westlake are considered “independent” under the rules of the SEC and Nasdaq.
The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings. However, each of the current directors, who was then serving, attended the 2015 Annual Meeting of Stockholders.
The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.
Audit Committee
The Audit Committee consists of Messrs. Brown, Rhine, O’Connor and Westlake. Mr. Rhine is the Chairman of the Audit Committee. The Audit Committee held five (5) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Rhine is financially literate, and Mr. Rhine is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Rhine is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown, Rhine, O’Connor and Westlake are considered “independent” under the rules of the SEC and Nasdaq.
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
Compensation Committee
The Compensation Committee consists of Messrs. Brown, O’Brien and Westlake. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met five (5) times during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown, O’Brien and Westlake are considered “independent” under the rules of the SEC and the Nasdaq.
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
Compensation Committee Interlocks and Insider Participation
The Compensation Committee currently consists of Messrs. Brown, O’Brien and Westlake. Mr. O’Brien is the Chairman of the Compensation Committee. None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.
None of the Company’s directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of the Company’s board of directors. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.
Nominating Committee
The Nominating Committee consists of Messrs. Rhine, O’Brien, O’Connor and Westlake. Mr. O’Connor is the Chairman of the Nominating Committee. The Nominating Committee held four (4) meetings during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Rhine, O’Brien, O’Connor and Westlake are considered “independent” under the rules of the SEC and the Nasdaq.
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
Stock Ownership Guidelines
The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Company, shares equal in value to a minimum of three (3) times the aggregate value of the annual cash and stock retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. All of the Company’s non-employee directors are currently in compliance with the stock ownership guidelines.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives and Compensation Program Overview
The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives and structure of our 2016 executive compensation program. This CD&A is intended to be read in conjunction with the tables beginning on page 51, which provide further historical compensation information for our following named executive officers (“NEOs”):

Name	Title
Christopher J. McGurk	Chairman and Chief Executive Officer
Jeffrey S. Edell	Chief Financial Officer
William Sondheim	President, Cinedigm Entertainment Corp.

Quick CD&A Reference Guide

Compensation Program Overview	Section I
Compensation Philosophy and Objectives	Section II
Competitive Positioning	Section III
Elements of Compensation	Section IV
Additional Compensation Practices and Policies	Section V

I.	Compensation Program Overview
As the Company has evolved, so too has the compensation program. Going forward, the Company is focused on improving both shareholder returns and its cash position. To help achieve this goal, the compensation program is intended to reward the Chief

Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value and includes a formal performance-based Management Annual Incentive Plan (“MAIP”) based on predetermined, specific target award levels and performance metrics and goals. The MAIP is predicated on attaining goals that are critical to Cinedigm’s future success and is designed to reward the level of collaboration across divisions and segments required to achieve corporate financial goals. No MAIP bonuses were paid to the NEOs for fiscal 2016.
The compensation program consists of base salary, annual incentives, and long-term equity compensation. In addition, all of our NEOs receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan which is open to all employees. The Company does not provide supplemental retirement benefits for NEOs. Two of our named executive officers currently have employment agreements.
Mr. Edell received a $35,000 cash award to recognize his assumption of additional responsibilities upon the elimination of the COO role, formerly held by Adam Mizel. Mr. Mizel’s employment with the Company was terminated in October 2015.
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

II.	Compensation Philosophy and Objectives
Cinedigm’s executive compensation philosophy is focused on enabling the Company to hire and retain qualified and motivated executives, while meeting its business needs and objectives. To be consistent with this philosophy, the executive compensation program has been designed around the following objectives:

·	Provide competitive compensation levels to enable the recruitment and retention of highly qualified executives.

·	Design incentive programs that strengthen the link between pay and corporate and business unit performance encouraging and rewarding excellence and contributions to support Cinedigm’s success.

·	Align the interests of executives with those of shareholders through grants of equity-based compensation that also provide opportunities for ongoing executive share ownership.
An overarching principle in delivering on these objectives is to ensure that compensation decisions are made in the Company’s best financial interests such that incentive awards are both affordable and reasonable, taking into account Company performance and considering the interests of all stakeholders.

III.	Pay Mix
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

IV.	Competitive Positioning

Role of Consultant
The Compensation Committee has engaged Aon Hewitt to provide guidance with respect to executive compensation, including bonuses, incentives and compensation for new hires.
Competitive Assessment
The Compensation Committee has not defined a target pay positioning for the CEO or other Named Executive Officers, nor does it commit to providing a specific percentile or pay range. In the most recent competitive assessment analysis conducted in connection with establishing or renewing our NEO’s employment arrangements, the CEO’s total direct compensation (total cash compensation plus long-term incentives and equity awards) was below the peer group median. The Compensation Committee viewed such positioning as reasonably appropriate because of Cinedigm’s size relative to the peer group and its performance during the fiscal year.
The compensation for Mr. Edell was initially assessed in 2014 at the time of his initial employment agreement, and for Mr. Sondheim in 2013 (also at the time of his initial employment agreement); pay positioning for those roles is also conservative relative to the peer group median for the same reasons as noted in the CEO discussion above. It is the belief of the Compensation Committee that the available talent pool to fill these positions is broader than the pool for the CEO and therefore, that their pay levels, and potential opportunity for wealth creation through stock grants, are robust enough to retain and motivate them.
As the Company’s performance improves and the business stabilizes, the competitiveness of Cinedigm’s executive compensation for NEOs should also improve.
The Cinedigm executive compensation peer group includes 16 companies with median revenues of $332 million including similar, but smaller, media/entertainment businesses, some technology/software companies, and some similar, but larger, media/entertainment businesses. The companies in the Cinedigm peer group were used in the most recent competitive compensation assessment conducted.
Current Peer Group

Avid Technology	Harmonic Inc.	RealD
Demand Media Inc.	IMAX Corp.	Rentrack Corp.
Dial Global	Limelight Networks Inc.	Rovi Corp.
Digimarc Corp.	Lions Gate Entertainment	Seachange International
Digital River	National CineMedia
Dts Inc.	Netflix Inc.

V.	Elements of Compensation
Compensation for executive officers is comprised primarily of three main components:

•	base salary;

•	annual incentive awards; and

•	long-term incentive equity grants.

We believe that our compensation program encourages our employees to remain focused on both our short-term and long-term goal: our MAIP measures and rewards business and individual performance on an annual basis, while our equity awards typically vest in installments of three to four years and reward strong share price appreciation, encouraging our executives to focus on the long-term performance of our company.
Base Salary
Base salaries are fixed compensation with the primary function of aiding in attraction and retention. These salaries are reviewed periodically, as well as at the time of a promotion, change in responsibilities, or when employment arrangements and/or agreements are renewed. Any increases are based on an evaluation of the previous year’s performance of the Company and the executive, the relative strategic importance of the position, market conditions, and competitive pay levels (though, as noted earlier, the Compensation Committee does not target a specific percentile or range). Mr. Edell received a base salary increase to $340,000 upon assumption of additional responsibilities after the elimination of the COO role, formerly held by Mr. Mizel. No other Named Executives received a salary increase during fiscal 2016.
Our NEO’s salaries will remain at current levels throughout the new fiscal year, with no salary increases planned, unless an increase is determined as a result of the negotiated renewal of a Named Executive’s employment arrangements.
Annual Incentive Awards

Commencing with the 2010 fiscal year, the Compensation Committee implemented a formal annual incentive plan. This plan was used for the 2016 fiscal year and covered 33 Cinedigm employees including the NEOs. The plan established threshold and maximum levels of incentive awards defined as a percentage of a participant’s salary.
MAIP Potential Awards

Executive Officer	Threshold	Target (as a % of base salary)	Maximum
Chris McGurk	37.5%	75%	150%
Jeffrey Edell	25%	50%	100%
William S. Sondheim	17.5%	35%	70%

Payouts for the NEOs were determined based on achievement of consolidated adjusted EBITDA and other performance targets related to individual performance. Participants who were part of a specific business segment or division have a portion of their award determined by business segment or division’s EBITDA performance as compared to EBITDA goals established at the beginning of the fiscal year. We do not disclose segment and division targets, or individual goals, as we believe that such disclosure would result in competitive harm. Based on our experience in the segments and divisions, we believe these targets were set sufficiently high to provide incentive to achieve a high level of performance. We believe it is difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached. For Mr. McGurk and Mr. Edell 80% of their fiscal 2016 MAIP award is determined based on achievement of consolidated adjusted EBITDA and 20% based on individual performance. For Mr. Sondheim, 60% of his fiscal 2016 MAIP award is determined based on the achievement of consolidated adjusted EBITDA, 20% is based on achievement of division EBITDA, and 20% is based on individual performance.
Based on 2016 performance, each NEO earned none of their target MAIP award.
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
Long-term incentive awards for the NEOs have historically consisted of stock options and, on occasion, RSUs. These grants were designed to aid in retention, provide a discretionary reward for performance, increase executive ownership, and focus NEOs on improving share price. Mr. Edell received an award of options to purchase 10,000 shares having an exercise price of $9.00 per share in June, 2015 pursuant to the terms of his existing employment agreement dated June 2014. With the elimination of the COO role in connection with Mr. Mizel’s departure, Mr. Edell took on additional responsibilities. No other Named Executives received any long-term incentive awards during fiscal 2016.
No RSUs are currently outstanding for any Named Executives.

VI.	Additional Compensation Policies and Practices

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
Employment Arrangements for other NEOs
The Company currently provides employment arrangements to Mr. McGurk and Mr Sondheim, for retention during periods of uncertainty and operational challenge. Additionally, the employment arrangements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment agreements and arrangements between the Company and Named Executives” of this Item for a description of the material terms of Mr. McGurk’s and Mr. Sondheim’s employment arrangements.
Personal Benefits and Perquisites
In addition to the benefits provided to all employees and grandfathered benefits (provided to all employees hired before January 1, 2005), named executives are eligible for an annual physical and supplemental life insurance coverage of $200,000.
It is the Company’s policy to provide minimal and modest perquisites to the named executives. With the new employment arrangements, most perquisites previously provided, including automobile allowances, have been eliminated.
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
Recoupment (“Clawback”) Policy
The Company intends to recapture compensation as currently required under the Sarbanes-Oxley Act and as may be required by the rules promulgated in response to Dodd-Frank. However, there have been no instances to date where it needed to recapture any compensation.
Additionally, we recognize that our compensation program will be subject to the forthcoming amendments to stock exchange listing standards required by Section 954 of the Dodd-Frank Act, which requires that stock exchange listing standards be amended to require issuers to adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements. We intend to adopt such a clawback policy which complies with all applicable standards when such rules become available.

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
Respectfully submitted,
The Compensation Committee of the Board of Directors
Patrick W. O’Brien, Chairman
Peter C. Brown
Blair M. Westlake

Named Executives
The following table sets forth certain information concerning compensation received by the Company’s Named Executives, consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher J. McGurk	2016	600,000	250,000	__	__	__	27,288	877,288
Chief Executive Officer and Chairman	2015	600,000	250,000	__	__	__	31,009	881,009
	2014	600,000	250,000	__	1,253,322	—	29,231	2,132,553

Jefferey S. Edell	2016	307,917	63,769	—	49,725	—	2,001	423,412
Chief Financial Officer	2015	231,106	—	—	380,878	—	575	612,559
	2014		—	—	—			—

William Sondheim	2016	413,569	—	—	—	—	13,677	427,246
President, Cinedigm Entertainment Corp.	2015	412,380	—	—	—	—	26,442	438,822

Adam M. Mizel	2016	231,825	—	—	—	—	271,617	503,442
Former Chief Operating Officer	2015	425,000	—	—	—	—	234,755	659,755
	2014	400,000	150,000	—	548,738	—	30,869	1,129,607

(1)
The amounts in this column reflect the grant date fair value for the fiscal years ended March 31, 2016, 2015 and 2014, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended March 31, 2016, included in this Annual Report on Form 10-K (the “Form 10-K”).

(2)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each Named Executive.

(3)
Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each Named Executive, for the fiscal year ended March 31, 2016: for Mr. McGurk $827 and $26,461, for Mr. Edell $791 and $1,210, for Mr. Sondheim $827 and $12,850, and for Mr. Mizel $482 and $15,045; for the fiscal year ended March 31, 2015: for Mr. McGurk $718 and $30,291, for Mr. Edell $575 and $0, for Mr. Sondheim $718 and $25,724, and for Mr. Mizel $718 and $29,450; for the fiscal year ended March 31, 2014: for Mr. McGurk, $718, $28,513 and for Mr. Mizel, $718 and $21,651. In addition, Mr. Mizel received certain severance and related expenses in the year ended March 31, 2016, certain relocation expenses in the year ended March 31, 2015 and auto expenses in the year ended March 31, 2014, in the amounts of $256,090, 204,587 and $8,500, respectively.

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

Jeffrey S. Edell. On June 9, 2014, the Company entered into an employment agreement with Jeffrey Edell (the “Edell 2014 Employment Agreement”), was amended and restated as of November 1, 2015 (the “Edell 2015 Employment Agreement”, and together with the Edell 2014 Employment Agreement, the “Edell Employment Agreement”) pursuant to which Edell serves as Chief Financial Officer of the Company.  Mr. Edell also serves as Principal Accounting Officer. The term of the Edell Employment Agreement commenced on June 9, 2014 and ended on June 8, 2016, and upon such expiration, Mr. Edell became an at-will employee.  Pursuant to the Edell 2014 Employment Agreement, Edell received an annual base salary of $285,000, which was increased to $340,000 pursuant to the Edell 2015 Employment Agreement. In addition, pursuant to the Edell Employment Agreement, Edell is eligible for bonuses for each of the fiscal years ending March 31, 2015 and March 31, 2016, with the target bonus for such years of  25% of his salary, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee. Pursuant to the Edell 2015 Employment Agreement, Mr. Edell received an inducement bonus of $
Also pursuant to the Edell 2014 Employment Agreement, Edell received (i) a grant on June 9, 2014 of non-statutory options to purchase 25,000 shares of Common Stock, which options have an exercise price of $26.60 per share, vest in equal annual installments on June 9 of each of 2015, 2016, 2017 and 2018 and have a term of ten (10) years, and (ii) a grant on June 4, 2015 of non-statutory options to purchase 10,000 shares of Common Stock, which options have an exercise price of $9.00 per share, vest in equal annual installments on June 4 of each of 2016, 2017, 2018 and 2019 and have a term of ten (10) years.
The Edell Employment Agreement further provides that Edell is entitled to participate in all benefit plans provided to senior executives of the Company.  The Employment Agreement provides that he is entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination as well as earned salary and bonus(es), reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Edell would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount.
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
Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2016, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of common stock issuable upon exercise of outstanding options (1)	Weighted average of exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the Plan”) approved by shareholders	362,272	16.50	584,135
Cinedigm compensation plans not approved by shareholders (2)	497,750	$26.29	—

(1)	Shares of Cinedigm Class A Common Stock.

(2)	Reflects stock options which were not granted under the Plan.

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
During the Last Fiscal Year, 2,500 stock options were exercised.
Options granted under the Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non‑statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 50,000 shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 50,000 shares per year of the award may be granted, and during which period no additional options may be granted to such participant.
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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2016

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J.	150,000	(2)	—		15.00	12/23/2020	—	—
McGurk	250,000	(2)	—		30.00	12/23/2020	—	—
	50,000	(2)	—		50.00	12/23/2020	—	—
	100,000	(3)	50,000	(3)	14.00	8/22/2023	—	—

Jeffery S.	12,500	(4)	12,500	(4)	26.60	6/9/2024	—	—
Edell	2,500	(5)	7,500	(5)	8.75	6/4/2025	—	—

William S. Sondheim	12,500	(6)	12,500	(6)	17.50	10/21/2023	—	—

Adam M.	37,500		—		14.90	8/17/2021	—	—
Mizel	12,500		—		30.00	8/17/2021	—	—
	30,000		—		15.30	10/15/2023	—	—

(1)	Reflects stock options granted under the Company’s Second Amended and Restated 2000 Equity Incentive Plan, except certain options granted to Mr. McGurk and Mr. Sondheim.

(2)	Reflects stock options not granted under the Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.

(3)	Of such total options, 1/3 vest on March 31 of each 2015, 2016 and 2017.

(4)	Of such total options, 1/4 vest on June 9 of each 2015, 2016, 2017 and 2018.

(5)	Of such total options, 1/4 vest on June 4 of each 2016, 2017, 2018 and 2019.

(6)	Reflects stock options not granted under the Plan. Of such total options, 1/4 vest on October 21 of each of 2014, 2015, 2016 and 2017.

Directors
The following table sets forth certain information concerning compensation earned by the Company’s Directors for services rendered as a director during the Last Fiscal Year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Peter C. Brown	23,000	50,000	73,000
Patrick W. O’Brien
Martin B. O’Connor	13,000	50,000	63,000
Zvi M. Rhine
Blair M. Westlake	13,000	50,000	63,000

Each director who is not an employee of the Company is compensated for services as a director by receiving an annual cash retainer for Board service of $50,000, payable quarterly in arrears, and an annual stock grant of restricted shares of Class A common stock equal in value to $50,000 as of the last day of the fiscal quarter during which the Company’s annual meeting occurs, which restricted shares shall vest on a quarterly basis during the year of service. This compensation program was adopted effective October 15, 2015. Previously, including for the approximate first half of the Last Fiscal Year, non-employee directors received an annual cash retainer of $8,000, an annual stock retainer of $50,000 in Common Stock (based on grant date stock price), a committee retainer of $1,000 for participation on one or more committees (maximum of $1,000), and a per meeting fee for in-person attendance at Board meetings of $1,000. In addition to the cash and stock retainers paid to all non-employee Directors for Board service, the Lead Independent Director receives a fixed amount to be determined by the Nominating and Governance Committee, in lieu of committee fees. Additional compensation as a chairperson is paid if the Lead Independent Director chairs a committee. In addition to the cash and stock retainers paid to all non-employee Directors for Board service, the Lead Independent Director will receive a fixed amount to be determined by the Nominating Committee. The directors may elect to receive any annual cash retainer in shares of vested Class A common stock, in lieu of cash, based on the stock price as of the date of the cash payment. The Company requires that Directors agree to retain 100% of their net after tax shares received for board service until separation from the Company. In addition, the Directors are reimbursed by the Company for expenses of traveling on Company business, which to date has consisted of attending Board and Committee meetings.
The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed in Part III, Item 10 of this Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of June 15, 2016, the Company’s directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 53.1% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.
The following table sets forth as of June 15, 2016, certain information with respect to the beneficial ownership of the Class A Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer, its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year and one former executive officer who would have been one of the two most highly compensated individuals had he been serving as an executive officer at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executives”), and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	711,740	(c)	8.4%
Jeffrey S. Edell	6,250	(d)	*
William S. Sondheim	6,250	(e)	*
Adam M. Mizel	445,708	(p)	*
Peter C. Brown	93,898	(f)	1.2
Patrick W. O’Brien	22,307		*
Martin B. O’Connor II	40,978		*
Zvi M. Rhine	190,454	(g)	2.4%
Blair M. Westlake	19,230		*
Sageview Capital Master, L.P. 245 Lytton Avenue, Suite 250 Palo Alto, CA 94301	1,711,260	(h)(o)	17.9%
Peak6 Capital Management LLC 141 W. Jackson Blvd, Suite 500 Chicago, IL 60604	1,649,144	(i)(o)	17.3%
Highbridge Capital Management, LLC 40 West 57th Street, 33rd Floor New York, NY 10019	1,136,363	(j)(o)	12.6%
Zazove Associates, LLC 1001 Tahoe Blvd. Incline Village, NV 89451	824,572	(k)(o)	9.5%
Ronald L. Chez 291 E. Lake Shore Drive Chicago, IL 60611	658,309	(l)(o)	8.2%
Wolverine Asset Management, LLC 175 West Jackson Blvd., Suite 340 Chicago, IL 60604	494,743	(m)(o)	5.9%

All directors and executive officers as a group (9 persons)	1,165,753	(n)	13.7%
____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 902 Broadway, 9th Floor, New York, New York 10010.

(b)
Applicable percentage of ownership is based on 7,898,776 shares of Class A Common Stock outstanding as of June 15, 2016 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 15, 2016 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown.

(c)	Includes 550,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(d)	Includes 6,250 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(e)	Includes 6,250 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(f)	Includes 59,594 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(g)
Mr. Rhine is the Principal of Sabra Investments, LP and Sabra Capital Partners, LLC. Includes (i) 68,179 shares of Class A Common Stock owned directly, 1,070,000 shares of Class A Common Stock owned by Sabra Investments, LP, and 74,000 shares of Class A Common Stock owned by Sabra Capital Partners, LLC and (ii) 2,625 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned directly and 5,250 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned by Sabra Investments, LP.

(h)
Includes 1,673,282 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned by Sageview Capital Master Fund, L.P. (“Sageview Master”). Sageview Capital Partners (A), L.P. (“Sageview A”), Sageview Capital Partners (B), L.P. (“Sageview B”) and Sageview Capital Partners (C) (Master), L.P. (“Sageview C”) are the sole stockholders of Sageview Master. Sageview Capital GenPar, Ltd. (“Sageview Ltd.”) is the sole general partner of each of Sageview A, Sageview B and Sageview C. Sageview Capital GenPar, L.P. (“Sageview GenPar”) is the sole stockholder of Sageview Ltd. Sageview Capital MGP, LLC (“Sageview MGP”) is the sole general partner of Sageview GenPar. Edward A. Gilhuly and Scott M. Stuart are managing and controlling persons of Sageview MGP. Messrs. Gilhuly and Stuart have shared voting and dispositive power with respect to the securities beneficially owned by Sageview Master. Each of Sageview A, Sageview B, Sageview C, Sageview Ltd., Sageview GenPar, Sageview MGP and Messrs. Gilhuly and Stuart disclaims beneficial ownership of such securities, except to the extent of its or his pecuniary interest therein, if any.

(i)
Includes 1,649,144 shares underlying 5.5% Convertible Senior Notes due 2035. Peak6 Capital Management LLC (“Peak6”) is owned by Peak6 Investments, L.P., which is primarily owned by Aleph6 LLC. Matthew Hulsizer and Jennifer Just own and control Aleph6 LLC. Each of these entities and individuals has shared power to vote or direct the vote of, and to dispose or direct the disposition of such shares.

(j)
Includes 1,136,363 shares underlying 5.5% Convertible Senior Notes due 2035. Highbridge Capital Management, LLC (“Highbridge”) is the trading manager of Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (collectively, the “Highbridge Funds”), which hold the 5.5% Convertible Senior Notes due 2035. Highbridge may be deemed to be the beneficial owner of such shares.

(k)
Includes 1,051,329 shares underlying 5.5% Convertible Senior Notes due 2035. Zazove Associates, Inc. is the general partner of Zazove Associates, LLC, and Gene T. Pretti is the principal of Zazove Associates, Inc. Zazove Associates, LLC is registered as an investment advisor and has discretionary authority with regard to certain accounts that hold the Convertible Securities. No single account has a more than 5% interest of any class of the Class A Common Stock.

(l)
Includes 97,500 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants. Mr. Chez is a Strategic Advisor to the Company pursuant to the Settlement Agreement dated July 30, 2015 among the Company, Mr. Chez and certain other parties.

(m)
Includes 494,743 shares underlying 5.5% Convertible Senior Notes due 2035. The sole member and manager of Wolverine Asset Management (“WAM”) is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolvering Holdings.

(n)	Includes 618,146 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(o)
Based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, and filed by such stockholder with the SEC through June 15, 2016 and information provided by the holder or otherwise known to the Company.

(p)	Based on the number of shares reported in Mr. Mizel’s most recent Form 4 filed with the SEC on October 16, 2015.

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
On July 30, 2015, the Company entered into a Settlement Agreement with Ronald L. Chez and certain other parties (the “Settlement Agreement”), pursuant to which Mr. Chez agreed to serve as Strategic Advisor to the Company, for which services Mr. Chez was compensated with 79,052 shares, valued at $50,000, of Class A common stock. Prior to the Settlement Agreement, Mr. Chez was the beneficial owner of over 5% of the Class A common stock. In accordance with the Settlement Agreement and as compensation for additional services rendered as Strategic Advisor, the Company agreed to pay Mr. Chez an additional 155,000 shares of Class A common stock on July 14, 2016, valued at $134,782 or $1.15 per share.
On July 14, 2016, Mr. Chez (i) invested $2,000,000 in Loans and (ii) received 196,000 shares of Class A common stock plus 210,000 shares of Class A common stock and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”) as a fee for being lead Lender. The 406,000 shares of Class A common stock were valued at $466,900 or $1.15 per share.
On July 14, 2016, Christopher J. McGurk, our Chief Executive Officer, agreed, within 60 days, to (i) invest $500,000 in Loans and (ii) receive 49,000 shares of Class A common stock.
For each of such persons, the largest aggregate amount of such Loans outstanding since the beginning of the Last Fiscal Year was the amount set forth for each person above, and no amount of principal or interest was paid on any such Loans since the Last Fiscal Year.

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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2016 for filing with the SEC.
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
EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2017.
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2016 and 2015. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2016	2015
(1) Audit Fees	$372,902	$575,380
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$372,902	$575,380

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2016 and 2015 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2016 and 2015, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

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

CINEDIGM CORP.

Date:	July 14, 2016	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 14, 2016	By:	/s/ Jeffrey S. Edell
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

SIGNATURES(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	July 14, 2016
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey S. Edell	Chief Financial Officer	July 14, 2016
Jeffrey S. Edell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gary S. Loffredo	President of Digital Cinema, General Counsel,	July 14, 2016
Gary S. Loffredo	Secretary and Director

/s/ Peter C. Brown	Director	July 14, 2016
Peter C. Brown

/s/ Patrick O'Brien	Director	July 14, 2016
Patrick O'Brien

/s/ Zvi Rhine	Director	July 14, 2016
Zvi Rhine

	Director	July 14, 2016
Martin B. O'Connor II

/s/ Blair Westlake	Director	July 14, 2016
Blair Westlake

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	‑	Membership Interest Purchase Agreement, dated as of October 17, 2013, by and between the Company, Holdings, Gaiam Americas, Inc. and Gaiam, Inc. (23)
2.2	‑	[intentionally omitted]
2.3	‑
Stock Purchase Agreement, dated as of April 19, 2012, by and among the Company, Steve Savage, Susan Margolin and Aimee Connolly. (17) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

3.1	‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended.*
3.2	‑	Amended and Restated Bylaws of the Company, as amended. (30)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (10)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (20)
4.4	‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (20)

4.5	‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (20)

4.6	‑
Guaranty Agreement, dated as of October 17, 2013, by each of the signatories thereto and each of the other entities which becomes a party thereto, in favor of Société Générale, as Administrative Agent for the lenders. (23)

4.7	‑
Security Agreement, dated as of October 20, 2013, by and among the Company, the other Loan Parties signatory thereto, certain subsidiaries of the Company that may become party thereto from time to time, and Société Générale, as Collateral Agent for the Secured Parties. (23)

4/7/2001	‑
Amended and Restated Security Agreement, dated as of April 29, 2015 to Security Agreement, dated as of October 20, 2013, by and among the Company, the loan parties party thereto and the Company’s subsidiaries party thereto in favor of the Collateral Agent, and OneWest Bank, FSB as Collateral Agent for the Secured Parties. (29)

4.8	‑
Indenture (including Form of Note), dated as of April 29, 2015, with respect to the Company’s 5.5% Convertible Senior Notes due 2035, by and between the Company and U.S. Bank National Association, as Trustee. (29)

4.9	‑	Form of Note issued on October 21, 2013. (23)
4.10	‑	Form of Warrant issued on October 21, 2013. (23)
4.11	‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.12	‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Sageview Capital Master L.P. (11)
4.13	‑	[intentionally omitted]
4.14	‑	[intentionally omitted]
4.15	‑	[intentionally omitted]
4.16	‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (20)

4.17	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (20)
4.18	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (20)
4.19	‑	[intentionally omitted]

43

4.20	‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (18)

4.21	‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (18)
4.22	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (18)

4.23	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (18)

4.24	‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, as Collateral Agent. (18)
4.25	‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, as Collateral Agent. (18)
10.1	‑	[intentionally omitted]
10.2	‑	Employment Agreement between Cinedigm Corp. and Adam M. Mizel dated as of October 1, 2013. (22)
10.2.1	‑	Amendment to Employment Agreement between Cinedigm Corp. and Adam M. Mizel dated as of November 14, 2014. (25)
10.2.2	—	Severance Agreement, dated as of October 16, 2015, between the Company and Adam M. Mizel. (34)
10.3	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.3.1	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.3.2	‑	Form of Notice of Restricted Stock Award. (6)
10.3.3	‑	Form of Non-Qualified Stock Option Agreement. (7)
10.3.4	‑	Form of Restricted Stock Unit Agreement (employees). (8)
10.3.5	‑	Form of Stock Option Agreement. (3)
10.3.6	‑	Form of Restricted Stock Unit Agreement (directors). (8)
10.3.7	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (9)
10.3.8	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.3.9	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (16)
10.3.10	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.3.11	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.3.12	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.4	‑	Cinedigm Corp. Management Incentive Award Plan. (13)
10.5	‑	Confidential Settlement Agreement and Release dated as of September 30, 2015, among Gaiam Inc., Gaiam Americas, Inc., Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC. (31)
10.6	‑	Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of June 9, 2014. (24)
10.6.1	—	Amended and Restated Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of November 1, 2015. (32)
10.5	‑	Form of Indemnification Agreement for non-employee directors. (14)
10.7	‑	Agreement of Lease, dated as of July 18, 2000, between the Company and 1-10 Industry Associates, LLC. (2)
10.8	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (27)
10.9	‑	[intentionally omitted]

10.10	‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (5)
10.10.1	‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.2	‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.3	‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (5)
10.10.4	‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (4)
10.11	‑	Employment Agreement between the Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (22)
10.12	‑
Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (20) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.13	‑
Purchase Agreement dated as of April 23, 2015 between the Company and Piper Jaffray & Co., as Initial Purchaser, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (29)

10.14	‑	Forward Stock Purchase Confirmation, dated April 24, 2015, by and between the Company and Société Générale, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (29)
10.15	‑	[intentionally omitted]
10.16	‑	[intentionally omitted]
10.17	‑	[intentionally omitted]
10.18	‑	[intentionally omitted]
10.19	‑
Amended and Restated Credit Agreement, dated as of January 7, 2014, among the Company, the Lenders party thereto, and Société Générale, as Administrative Agent and OneWest Bank, FSB, Collateral Agent. (28) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.19.1	‑
Second Amended and Restated Credit Agreement, dated as of April 29, 2015, among the Company, the Lenders party thereto, Société Générale, as Administrative Agent, and OneWest Bank, FSB, as Collateral Agent. (29)

10.19.2	‑	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 16, 2015, among Cinedigm Corp and Société Générale as Administrative Agent.(33)
10.19.3	—	Amendment No. 2 and Waiver No. 1 to the Second Amended and Restated Credit Agreement, dated as of December 21, 2015, among Cinedigm Corp and Société Générale as Administrative Agent.*
10.20	‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (20)

10.21	‑	[intentionally omitted]
10.22	‑	[intentionally omitted]
10.23	‑	[intentionally omitted]
10.24	‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investors party thereto. (23)
10.25	‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Investor party thereto. (23)
10.26	‑	Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (21)
10.27	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (15)
10.28	‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent and the Lenders party thereto. (18)

45

10.29	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Agent and Ballantyne Strong, Inc., as Approved Vendor. (218)

10.30	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (18)
10.31	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (18)
10.32	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (18)
10.33	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (18)
21.1	‑	List of Subsidiaries.*
23.1	‑	Consent of EisnerAmper LLP.*
24.1	‑	Powers of Attorney.* (Contained on signature page)
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑	XBRL Instance Document.*
101.SCH	‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑	XBRL Taxonomy Extension Label.*
101.PRE	‑	XBRL Taxonomy Extension Presentation.*

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

(11) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(15) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(16) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on October 23, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on June 13, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on November 14, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on February 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2014 (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on June 26, 2014 as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on April 29, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).

(31) Previously filed with the Securities and Exchange Commission on February 9, 2016 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2015 (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on November 5, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(33) Previously filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2015 (File No. 001-31810).

(34) Previously filed with the Securities and Exchange Commission on October 16, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

