Form 10-Q
period 2016-06-30
Cinedigm Corp.
filed 2016-08-15
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2016

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

As of August 10, 2016, 8,440,942 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 1,179,138 shares subject to our forward purchase transaction and excludes 277,244 shares held in treasury.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,380	$25,481
Accounts receivable, net	55,035	52,898
Inventory	1,923	2,024
Unbilled revenue	5,474	5,570
Prepaid and other current assets	16,356	15,872
Total current assets	93,168	101,845
Restricted cash	8,983	8,983
Property and equipment, net	53,368	61,740
Intangible assets, net	24,478	25,940
Goodwill	8,701	8,701
Debt issuance costs	1,663	894
Other assets	1,279	1,295
Total assets	$191,640	$209,398
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$71,752	$68,517
Current portion of notes payable, non-recourse (see Note 6)	27,212	29,074
Current portion of capital leases	352	341
Current portion of deferred revenue	2,727	2,901
Total current liabilities	102,043	100,833
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $4,095 and $4,458, respectively (see Note 6)	74,457	83,238
Notes payable, net of current portion and unamortized debt issuance costs of $2,901 and $3,068, respectively	81,440	86,938
Capital leases, net of current portion	3,792	3,884
Deferred revenue, net of current portion	6,912	7,532
Total liabilities	268,644	282,425
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 21,000,000 shares authorized; 8,157,186 and 7,977,861 shares issued and 7,879,942 and 7,700,617 shares outstanding at June 30, 2016 and March 31, 2016, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at June 30, 2016 and March 31, 2016, respectively	80	79
Additional paid-in capital	270,488	269,871
Treasury stock, at cost; 277,244; Class A common shares at June 30, 2016 and March 31, 2016, respectively	(2,839)	(2,839)
Accumulated deficit	(347,091)	(342,448)
Accumulated other comprehensive loss	(33)	(64)
Total stockholders’ deficit of Cinedigm Corp.	(75,836)	(71,842)
Deficit attributable to noncontrolling interest	(1,168)	(1,185)
Total deficit	(77,004)	(73,027)
Total liabilities and deficit	$191,640	$209,398
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2016	2015
Revenues	$22,475	$22,828
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	5,691	7,292
Selling, general and administrative	6,432	9,616
Provision for doubtful accounts	—	339
Restructuring, transition and acquisition expenses, net	90	133
Depreciation and amortization of property and equipment	8,524	9,357
Amortization of intangible assets	1,463	1,459
Total operating expenses	22,200	28,196
Income (loss) from operations	275	(5,368)
Interest expense, net	(4,935)	(5,130)
Loss on extinguishment of debt	—	(931)
Other income, net	125	108
Change in fair value of interest rate derivatives	27	2
Loss from operations before income taxes	(4,508)	(11,319)
Income tax expense	(67)	—
Net loss	(4,575)	(11,319)
Net loss attributable to noncontrolling interest	21	434
Net loss attributable to controlling interests	(4,554)	(10,885)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(4,643)	$(10,974)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.70)	$(1.63)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	6,623,449	6,732,178

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2016	2015
Net loss	$(4,575)	$(11,319)
Other comprehensive income (loss): foreign exchange translation	31	(2)
Comprehensive loss	(4,544)	(11,321)
Less: comprehensive loss attributable to noncontrolling interest	21	434
Comprehensive loss attributable to controlling interests	$(4,523)	$(10,887)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,575)	$(11,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	9,987	10,816
Amortization of debt issuance costs included in interest expense	666	587
Provision for doubtful accounts	—	339
Provision for inventory reserve	130	—
Stock-based compensation and expenses	278	672
Change in fair value of interest rate derivatives	(27)	(2)
Accretion and PIK interest expense added to note payable	134	565
Loss on extinguishment of note payable	—	931
Changes in operating assets and liabilities;
Accounts receivable	(2,121)	3,363
Inventory	(29)	131
Unbilled revenue	96	134
Prepaid expenses and other assets	(510)	1,024
Accounts payable and accrued expenses	3,517	(4,518)
Deferred revenue	(794)	(618)
Net cash provided by operating activities	6,752	2,105
Cash flows from investing activities:
Purchases of property and equipment	(152)	(580)
Purchases of intangible assets	(1)	(3)
Net cash used in investing activities	(153)	(583)
Cash flows from financing activities:
Payment of notes payable	(10,999)	(28,796)
Net repayments under revolving credit agreement	(5,744)	(9,167)
Proceeds from issuance of 5.5% Convertible Notes	—	64,000
Payment for structured stock repurchase forward contract	—	(11,440)
Repurchase of Class A common stock	—	(2,667)
Principal payments on capital leases	(81)	(149)
Payments of debt issuance costs	(914)	(3,618)
Capital contributions from noncontrolling interest	38	563
Net cash (used in) provided by financing activities	(17,700)	8,726
Net change in cash and cash equivalents	(11,101)	10,248
Cash and cash equivalents at beginning of period	25,481	18,999
Cash and cash equivalents at end of period	$14,380	$29,247

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of June 30, 2016, we had approximately $105.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $84 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $347.1 million as of June 30, 2016. We also have significant contractual obligations related to our recourse and non-recourse debt for the fiscal year ending March 31, 2017 and beyond. We may continue to generate net losses for the foreseeable future.

We have plans in place which, when implemented, will effectively mitigate the liquidity conditions described above and ensure the Company will have adequate resources to implement its business strategy and continue as a going-concern for at least a year after these condensed consolidated financial statements are available to be issued.

As of June 30, 2016, we had cash and restricted cash balances of $23.4 million. On July 14, 2016, we received $2.0 million of additional capital from a lead lender in the form of a second lien secured loan. In addition, we have secured an aggregate of $2.0 million of committed funds from the same lead lender and $0.5 million of committed funds from our Chief Executive Officer in the form of second secured lien loans. These additional funds are expected to be received within 60 days following the initial $2.0 million loan.

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

As discussed above, we raised $2.0 million in second lien secured debt in July 2016. This new capital will be used for general corporate purposes. We also received a backstop commitment for an additional $2.0 million of loans from the same lender and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $500,000 of loans, in both cases within the following 60 days from the initial closing of the second lien secured debt. The proceeds of this additional financing will be used to expand our content and distribution business and support the growth of our OTT channel business.

There can be no assurance that the transactions under discussion will be consummated. Failure to generate adequate revenues, raise additional capital and debt or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company, its wholly owned and majority owned subsidiaries, and reflect all normal and recurring adjustments necessary for the fair presentation of its consolidated financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation.

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net income (loss) attributable to noncontrolling interest. See Note 4 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling and majority interests.

RECLASSIFICATIONS

We have reclassified certain amounts previously reported in our condensed consolidated financial statements to conform to the current presentation, including reclassifying a contribution from non-controlling interest in the amount of $0.6 million in 2015 from investing activities to financing activities in the condensed consolidated statement of cash flows.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be "cash equivalents." We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal.

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

INVENTORY

Inventory consists of finished goods inventory of Company owned DVD and Blu-ray Disc titles and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on their sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction during the fiscal year ended March 31, 2013 to limit our exposure to interest rates related to our 2013 Term Loans and Prospect

Loan. The interest rate cap on the 2013 Term Loans matured in March 2016 and the interest rate cap on the Prospect Loan matures March of 2018. We have not sought hedge accounting treatment for these instruments and therefore, changes in the value of our Interest Rate Swaps and caps were recorded in the condensed consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	3	—	3
	$8,983	$3	$—	$8,986

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	12	—	12
	$8,983	$12	$—	$8,995

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At June 30, 2016 and March 31, 2016, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2016 and 2015, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis at the end of the fourth quarter of each fiscal year, or more often if warranted by events or changes in circumstances indicating that the carrying value of a reporting unit may exceed fair value, also known as impairment indicators. Our process of evaluating goodwill for impairment involves the determination of fair value of goodwill compared to its carrying value. Our only reporting unit with goodwill is our Content & Entertainment reporting unit.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2016 and June 30, 2015.

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

Beginning in December 2015, certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue was not material to our consolidated financial statements during the quarter ended June 30, 2016, it is expected to have a material impact in subsequent periods. As of June 30, 2016, 189 of the systems in our Phase I deployment had ceased to earn VPF revenue from certain major studios. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 3 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, property taxes and insurance on systems, shipping costs, royalty expenses, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended June 30,
(In thousands)	2016	2015
Direct operating	$3	$6
Selling, general and administrative	275	666
	$278	$672

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2015 was $9.00. No stock options were granted in the three months ended June 30, 2016. During the three months ended June 30, 2015, there were 25,000 options exercised. There were no options exercised during the three months ended June 30, 2016.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,
Assumptions for Option Grants	2016	2015
Range of risk-free interest rates	1.2 - 1.3%	1.4 - 1.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	72.5 - 73.4%	70.6 - 70.9%

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 7 - Stockholders' Deficit are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding as of June 30, 2016 excludes 1.2 million shares that will be repurchased as a result of the forward stock purchase transaction.

We incurred net losses for the three months ended June 30, 2016 and 2015, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 2,703,774 shares and 2,939,387 shares as of June 30, 2016 and 2015, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

3.	OTHER INTERESTS

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

As of June 30, 2016 and March 31, 2016, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.4 million as of June 30, 2016 and March 31, 2016, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2016 and 2015, we received $0.3 million in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Condensed Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at June 30, 2016 and March 31, 2016 was $13.9 million and $11.9 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2016 and March 31, 2016 is carried at $0.

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

During the three months ended June 30, 2016, we made total contributions of $38 thousand in CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $1.2 million and $1.2 million as of June 30, 2016 and March 31, 2016, respectively. The noncontrolling interest's share of net loss was $21 thousand and $0.4 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

4.	RESTRUCTURING, TRANSITION AND ACQUISITIONS EXPENSES

2016 Workforce Reduction

During the year ended March 31, 2016, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues. During the three months ended June 30, 2016, we continued our strategic assessment which resulted in additional expense of $0.1 million.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2016	$505
Costs incurred	90
Amounts paid	227
Amount accrued as of June 30, 2016	$368

5. INCOME TAXES
We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the three months ended June 30, 2016, we recorded income tax expense from continuing operations of $0.1 million, which represents state income taxes and U.S. Federal alternative minimum income taxes. No income tax expense was recorded for the three months ended June 30, 2015. No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three months ended June 30, 2016 and June 30, 2015 due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards and other items attributable to the loss.
Our effective tax rate for the three months ended June 30, 2016 was 1.5%. Our increase in effective rates for the three months ended June 30, 2016 was mainly due to an increase in taxable income by our Phase I segment. Taxable income also increased due to timing differences related to fixed asset depreciation.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2016		March 31, 2016
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$19,312	$3,106	$21,188	$9,738
Prospect Loan	—	65,990	—	66,543
KBC Facilities	7,646	9,086	7,646	10,998
P2 Vendor Note	173	283	161	310
P2 Exhibitor Notes	81	87	79	107
Total non-recourse notes payable	27,212	78,552	29,074	87,696
Less: Unamortized debt issuance costs	—	(4,095)	—	(4,458)
Total non-recourse notes payable, net of unamortized debt issuance costs	$27,212	$74,457	$29,074	$83,238

5.5% Convertible Notes Due 2035	$—	$64,000	$—	$—
Cinedigm Term Loans	—	—	—	—
Cinedigm Revolving Loans	—	16,183	—	21,927
2013 Notes	—	4,158	—	4,079
Total recourse notes payable	—	84,341	—	26,006
Less: Unamortized debt issuance costs	—	(2,901)	—	(3,068)
Total recourse notes payable, net of unamortized debt issuance costs	$—	$81,440	$—	$22,938
Total notes payable, net of unamortized debt issuance costs	$27,212	$155,897	$29,074	$106,176

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at June 30, 2016 was 0.47%.

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

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $5.6 million and $6.1 million as of June 30, 2016 and March 31, 2016, respectively, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of June 30, 2016 and 2015, the debt service fund had a balance of $5.8 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

(In thousands)	June 30, 2016	March 31, 2016
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(102,544)	(94,043)
Discount on 2013 Term Loans	(125)	(118)
2013 Term Loans, net	22,418	30,926
Less current portion	(19,312)	(21,188)
Total long term portion	$3,106	$9,738

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $7.6 million and $8.7 million as of June 30, 2016 and March 31, 2016, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2016 and 2015, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our condensed consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	June 30, 2016	March 31, 2016
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(8,788)	(8,235)
Prospect Loan, net	65,990	66,543
Less current portion	—	—
Total long term portion	$65,990	$66,543

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the three months ended June 30, 2016. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	June 30, 2016	March 31, 2016
1	$22,336	3.75%	September 2018	$6,382	$7,180
2	13,312	3.75%	March 2018	3,559	4,034
3	11,425	3.75%	March 2019	4,488	4,896
4	6,450	3.75%	September 2018	2,303	2,534
	$53,523			$16,732	$18,644

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.65% at June 30, 2016, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless repurchased earlier, redeemed or converted and will be convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 82.4572 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $12.10 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 1.2 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 7 - Stockholders' Deficit. Interest expense recorded in connection with the Convertible Notes was $0.9 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively.

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

We repaid the entire outstanding balance of the Cinedigm Term Loans and amended the terms of the Cinedigm Revolving Loans in connection with our issuance of the Convertible Notes. In connection with the repayment of the Cinedigm Term Loans, we wrote-off certain unamortized debt issuance costs and the discount that remained on the balance of the note payable. As a result, we recorded $0.9 million as a loss on extinguishment of debt for the three months ended June 30, 2015.

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

In accordance with the April 2015 amendment to the Cinedigm Revolving Loans, we maintain a debt service reserve account for the aggregate amount of scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible notes over the next six months. As a result, the condensed consolidated balance sheet as of June 30, 2016 and March 31, 2016 reflects an additional $2.2 million of restricted cash related to the debt service reserve account.

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations through September 30, 2016 by approximately $6.2 million, and by approximately $2.0 million thereafter. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million, reflecting current utilization. As of June 30, 2016, we borrowed $16.2 million of which availability under the Cindedigm Revolving Loans was none.
2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 150,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors. The proceeds of the sales of the 2013 Notes and 2013 Warrants were primarily used for working capital and general corporate purposes, including financing an acquisition. We allocated a proportional value of $1.6 million to the 2013 Warrants using a Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	1.38%
Dividend yield	—
Expected life (years)	5
Expected volatility	76.25%

We have treated the proportional value of the 2013 Warrants as debt discount. The debt discount is being amortized through the maturity of the 2013 Notes as interest expense.

The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes may be redeemed at any time on or after October 21, 2015, subject to certain premiums.

At June 30, 2016, we were in compliance with all of our debt covenants.

We recorded debt issuance costs of $0.9 million during the three months ended June 30, 2016 related to the financings closed in July 2016 (See Note 11).

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three months ended June 30, 2016, we issued 198,162 shares of Class A common stock as payment for a CEO retention bonus, third-party advisory services and payment of preferred stock dividends.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at June 30, 2016 were $0.1 million. In July 2016, we paid the preferred stock dividends in arrears in the form of 71,232 shares of Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet as of June 30, 2016. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 1.2 million shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

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

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2016	362,272	$16.50
Granted	—	—
Exercised	—	—
Canceled/forfeited	(7,092)	17.44
Balance at June 30, 2016	355,180	$16.48

The weighted average remaining contractual life for stock options outstanding as of June 30, 2016 was 6.78 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of June 30, 2016, there were 23,250 unvested options outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of June 30, 2016, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of June 30, 2016. All of the outstanding warrants are fully vested and exercisable.

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

LEASES

We have capital lease obligations covering a facility and computer equipment. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016. We have entered into a sub-lease agreement with an unrelated third party purchaser who makes all payments related to the lease and therefore, we have no continuing involvement in the operation of the Pavilion Theatre.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	June 30, 2016
(in thousands)	2016	2015
Cash interest paid	$5,060	$6,794
Accrued dividends on preferred stock	89	89
Issuance of common stock for payment of preferred stock dividends	89	89

10.	SEGMENT INFORMATION

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of June 30, 2016, we are no longer earning VPF revenues from certain major studios on 189 of such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$195	$—	$41,298	$84,567	$—	$—
Phase II Deployment	—	—	53,083	17,102	—	—
Services	—	—	1,119	—	—	—
Content & Entertainment	24,271	8,701	86,378	—	—	25
Corporate	12	—	9,762	—	81,440	4,119
Total	$24,478	$8,701	$191,640	$101,669	$81,440	$4,144

	March 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$206	$—	$48,292	$93,372	$—	$—
Phase II Deployment	—	—	53,727	18,940	—	—
Services	—	—	1,064	—	—	—
Content & Entertainment	25,721	8,701	87,344	—	—	30
Corporate	13	—	18,971	—	86,938	4,195
Total	$25,940	$8,701	$209,398	$112,312	$86,938	$4,225

	Statements of Operations
	For the Three Months Ended June 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,164	$3,180	$3,295	$6,836	$—	$22,475
Direct operating (exclusive of depreciation and amortization shown below)	223	53	1	5,414	—	5,691
Selling, general and administrative	133	59	231	4,101	1,908	6,432
Allocation of Corporate overhead	—	—	397	896	(1,293)	—
Restructuring, transition and acquisition expenses, net	—	—	—	90	—	90
Depreciation and amortization of property and equipment	6,391	1,881	—	68	184	8,524
Amortization of intangible assets	11	—	—	1,450	2	1,463
Total operating expenses	6,758	1,993	629	12,019	801	22,200
Income (loss) from operations	$2,406	$1,187	$2,666	$(5,183)	$(801)	$275

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$1	$2	$—	$3
Selling, general and administrative	—	—	—	46	229	275
Total stock-based compensation	$—	$—	$1	$48	$229	$278

	Statements of Operations
	For the Three Months Ended June 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$8,142	$2,895	$2,693	$9,098	$—	$22,828
Direct operating (exclusive of depreciation and amortization shown below)	225	91	4	6,972	—	7,292
Selling, general and administrative	253	41	210	5,228	3,884	9,616
Allocation of Corporate overhead	—	—	402	1,347	(1,749)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	—	133	133
Depreciation and amortization of property and equipment	7,153	1,881	—	40	283	9,357
Amortization of intangible assets	8	—	—	1,450	1	1,459
Total operating expenses	7,880	2,111	616	15,037	2,552	28,196
Income (loss) from operations	$262	$784	$2,077	$(5,939)	$(2,552)	$(5,368)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$2	$—	$6
Selling, general and administrative	—	—	—	68	598	666
Total stock-based compensation	$—	$—	$4	$70	$598	$672

11. SUBSEQUENT EVENTS

On July 14, 2016, Cinedigm entered into certain financing transactions including: (i) the issuance of $2.0 million principal amount of loans, due 2019, secured on a second lien basis (the “Loans”), and shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), and (ii) an amendment to the Cinedigm Credit Agreement that, among other things, lowered the minimum liquidity requirement to $800,000 and permit the Loans, and (iii) an amendment to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto (collectively, the “Transactions”) to amend board representation rights of the parties. The Transactions, described more fully below, were consummated on July 14, 2016.
On July 14, 2016, the Company entered into a Second Lien Loan Agreement (the “Loan Agreement”) with certain lenders (the “Lenders”) for Loans in the aggregate principal amount of $2.0 million. The maturity date of the Loans is June 30, 2019. The Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at the Company’s option, and the Lender received an aggregate of 196,000 shares (the “Lender Shares”) of Common Stock. In addition, the lead Lender received a fee of 210,000 shares of Common Stock (the “Loan Fee Shares” and together with the Lender Shares, the “Loan Shares”) and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”). Under the Loan Agreement, subsequent Lenders may make additional Loans, up to an aggregate of $9.0 million principal amount of all Loans. The Company also received from the lead lender a backstop commitment for an additional $2.0 million of loans and a commitment from Christopher McGurk, our Chief Executive Officer, to invest in $500,000 of Loans, in both cases within the following 60 days. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The Loan Agreement was amended on August 4, 2016 to facilitate one or more subsequent closings of additional Loans.
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
On July 14, 2016, the Company and the lenders under the Credit Agreement entered into an amendment to the Credit Agreement (“Amendment No. 4”), which, among other things, lowered the minimum liquidity requirement to $800,000 and permit the consummation of the other Transactions. In addition, certain of the Guarantors entered into a Guaranty Supplement dated as of July 14, 2016 among them and the Administrative Agent (the “Guaranty Supplement”), a Second Amended and Restated Security Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Amended and Restated Security Agreement”), and a Pledge Agreement dated as of July 14, 2016 among the Company, the Guarantors and the Collateral Agent (the “Pledge Agreement”), pursuant to which documents certain of the Guarantors guaranteed the Company’s obligations under the Credit Agreement and the Guarantors pledged the assets described above to secure such obligations. In addition Amendment No. 4 changed, (i) Eurodollar rate loans to Base plus 4.5% and base plus 3.5% for Base rate loans and (ii) the debt service reserve account of $2.3 million was eliminated and required to use to reduce the outstanding balance and the maximum principal amount available from $22.0 million to $19.8 million.
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

The warrants issued to Ronald L. Chez in connection with the second lien Loans consist of warrants to purchase 200,000 shares of Class A common stock. The warrants have an exercise price of 1.34 as to 100,000 of such shares, and 1.68 as to 100,000 of such shares, and a cashless exercise provision. The warrants are immediately exercisable and have a term of seven (7) years. The warrants contain customary anti-dilution rights.

On July 14, 2016, the number of shares underlying the warrants issued to Sageview and their related exercise price were adjusted to 1,762,058 and $12.44, respectively, to give effect to an anti-dilutive adjustment from the issuance of shares and warrants in connection with the Loan Agreement.
In August 2016, we executed an agreement with a studio distribution customer for extended payment terms on $1.4 million of the Company’s outstanding payables with a 4% interest rate and a one year term, ending August 2017.

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

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of June 30, 2016, we had approximately $105.9 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $84.3 million of outstanding debt principal, as of June 30, 2016 that is attributable to our Content & Entertainment and Corporate segments.

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

We incurred consolidated net loss of $4.6 million and $11.3 million for the three months ended June 30, 2016 and 2015, respectively, and we have an accumulated deficit of $347.1 million as of June 30, 2016. We also have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2017 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at June 30, 2016, (ii) planned cost reduction initiatives, and (iii) the additional financing received in July 2016 and committed for receipt during second fiscal quarter of 2017; and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$9,164	$8,142	$1,022	13%
Phase II Deployment	3,180	2,895	285	10%
Services	3,295	2,693	602	22%
Content & Entertainment	6,836	9,098	(2,262)	(25)%
	$22,475	$22,828	$(353)	(2)%

Increased revenues in our Phase I and Phase II Deployment businesses reflect the wide release of 30 titles in the three months ended June 30, 2016 compared to 26 titles in the June 30, 2015 period. In addition, two blockbuster titles released in the three months ended June 30, 2016, accounted for the increase over the prior period in which no blockbuster films were released on our deployed systems.

Revenue generated by our Services segment increased as a result of the higher VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Certain Phase I and Phase II Systems reached the conclusion of their deployment payment period starting in December of 2015 and continuing through June of 2016, and as a result, we expect VPF and Services revenue on those systems to decrease in the future.

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

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$223	$225	$(2)	(1)%
Phase II Deployment	53	91	(38)	(42)%
Services	1	4	(3)	(75)%
Content & Entertainment	5,414	6,972	(1,558)	(22)%
	$5,691	$7,292	$(1,601)	(22)%

Direct operating expenses decreased in the three months ended June 30, 2016 compared to the prior period, reflecting lower revenue in our CEG business, higher third party distribution costs, and higher OTT platform and content distribution costs. In addition, there were reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and we focused more on OTT channel entertainment in the 2015 fiscal year.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$133	$253	$(120)	(47)%
Phase II Deployment	59	41	18	44%
Services	231	210	21	10%
Content & Entertainment	4,101	5,228	(1,127)	(22)%
Corporate	1,908	3,884	(1,976)	(51)%
	$6,432	$9,616	$(3,184)	(33)%

Selling, general and administrative expenses decreased in our Corporate and Content and Entertainment operations compared to the prior period, primarily reflecting decreases in salaries, consulting fees and related expenses as a result of restructuring costs.

Restructuring, Transition and Acquisitions Expenses

In the three months ended June 30, 2016, we recorded restructuring expenses in the amount of $0.1 million, primarily related to workforce reduction related to our continuing assessment of our resource requirements within Content & Entertainment and Corporate reporting segments.

For the three months ended June 30, 2015, we recorded restructuring, transition and acquisitions expenses, net of $0.1 million, primarily related to professional fees, workforce reduction and integration related to the GVE Acquisition.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$6,391	$7,153	$(762)	(11)%
Phase II Deployment	1,881	1,881	—	—%
Content & Entertainment	68	40	28	70%
Corporate	184	283	(99)	(35)%
	$8,524	$9,357	$(833)	(9)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as a result of 189 of our digital cinema projection systems reaching the conclusion of their useful ten year lives through June 30, 2016. As our projection systems are expected to continue to exceed their contractual ten year lives we expect our depreciation expense related to Phase I Deployment to continue to decrease throughout fiscal year 2017 and beyond.

Interest expense, net

	For the Three Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$2,820	$3,145	$(325)	(10)%
Phase II Deployment	310	336	(26)	(8)%
Corporate	1,805	1,649	156	9%
	$4,935	$5,130	$(195)	(4)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

Interest expense at Corporate increased during the three months ended June 30, 2016, primarily as a result of the issuance of the Convertible Notes in April 2015. In the three months ended June 30, 2016, we recorded interest expense of $0.9 million related to the Convertible Notes. We used a portion of the proceeds from the Convertible Notes to pay off the $18.2 million Term Loan associated with the Cinedigm Credit Agreement. As a result, incremental interest expense recorded in connection with the Convertible Notes was slightly offset by the reduced amount of interest expense in connection with the extinguished Term Loans under the Cinedigm Credit Agreement. Although borrowings under our revolving line of credit decreased from the same period in the prior year, borrowings in the three months ended June 30, 2016 were outstanding for a longer period of time and therefore resulted in an increase to interest expense compared to the prior period.

The change in fair value of the interest rate derivatives was a loss of approximately $27.0 thousand for the three months ended June 30, 2016, compared to income of $2.0 thousand for the same period in the prior year.

Income Tax Expense

We recorded income tax expense from continuing operations of $0.1 million for the three months ended June 30, 2016, in our Phase I and Corp segments, respectively, which represents state income taxes. We recorded no income tax expense for the three months ended June 30, 2015. Our effective tax rates for the three months ended June 30, 2016 is 1.5%. Our increase in effective rates from the three months ended June 30, 2016 to the three months ended June 30, 2015, are mainly due to an increase in taxable income due to timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) increased 31% compared to the three months ended June 30, 2015. Adjusted EBITDA from our non-deployment businesses was a loss of $1.2 million during the three months ended June 30, 2016, compared to a loss of $2.3 million for the three months ended June 30, 2015. The increase in adjusted EBITDA compared to the prior period primarily reflects lower operating expenses in our Content & Entertainment business and at Corporate due to our cost cutting measures implemented during the third quarter of fiscal year 2016.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from continuing operations:

	For the Three Months Ended June 30,
($ in thousands)	2016	2015
Net loss	$(4,575)	$(11,319)
Add Back:
Income tax expense	67	—
Depreciation and amortization of property and equipment	8,524	9,357
Amortization of intangible assets	1,463	1,459
Interest expense, net	4,935	5,130
Loss on extinguishment of debt	—	931
Other income, net	(125)	(108)
Change in fair value of interest rate derivatives	(27)	(2)
Provision for doubtful accounts	—	339
Stock-based compensation and expenses	278	672
Restructuring, transition and acquisition expenses, net	90	133
Professional fees pertaining to activist shareholder proposals and compliance	—	1,098
Net loss attributable to noncontrolling interest	21	434
Adjusted EBITDA	$10,651	$8,124

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(8,272)	$(9,034)
Amortization of intangible assets	(11)	(8)
Provision for doubtful accounts	—	(339)
Income from operations	(3,593)	(1,046)
Adjusted EBITDA from non-deployment businesses	$(1,225)	$(2,303)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The critical accounting estimates and assumptions have not materially changed from those identified in the Company's 2016 Annual Report.

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

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have adopted this guidance as of June 30, 2016 with no material impact to our consolidated financial statements.

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

Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not believe the adoption of the new standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance related to financial instruments, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective beginning in the first quarter of our 2019 fiscal year and early adoption is not permitted. We do not believe the adoption of the new standard will have a material impact on our consolidated financial statements.

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

Our business is primarily driven by the growth in global demand for video entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, there were approximately 43,600 domestic (United States and Canada) movie theatre screens and approximately 152,000 screens worldwide, of which approximately 42,500 of the domestic screens were equipped with digital cinema technology, and more than 12,000 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary drivers of our revenues.

Beginning in December 2008, Phase 2 B/AIX, our indirect wholly owned subsidiary, began entering into credit facilities with KBC to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. As of June 30, 2016, the outstanding principal balance of the KBC Facilities was $16.7 million.

In February 2013, we refinanced our existing non-recourse senior 2010 Term Loan and recourse 2010 Note with a $125.0 million senior non-recourse credit facility led by Société Générale and a $70.0 million non-recourse credit facility provided by Prospect Capital Corporation. These two new non-recourse credit facilities are supported by the cash flows of the Phase 1 deployment and our digital cinema servicing business. As of June 30, 2016, the outstanding principal balance of these non-recourse credit facilities was $88.5 million.

In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed term loans of $25.0 million (which were repaid in April 2015 in connection with the issuance of the Convertible Notes described below) and revolving loans of up to $30.0 million, of which $16.2 million of the revolving loans were drawn upon as of June 30, 2016. The Cinedigm Credit Agreement, which is generally used for working capital needs and to invest in entertainment content, is supported by the cash flows from our media library. In 2013, we also entered into an agreement that provided $5.0 million of additional financing. As of June 30, 2016, the outstanding principal balance of these recourse credit facilities was $84.3 million.

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

As of June 30, 2016, we had cash and restricted cash balances of $23.4 million. As described above, we received $2.0 million of additional capital from a lender in the form of a second lien secured loan in July 2016. In addition, we secured an aggregate of $2.0 million of committed funds from the same lender and $0.5 million of committed funds from our Chief Executive Officer in the form of second secured lien loans. These additional funds are expected to be received in the second fiscal quarter of 2017.

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

See Note 11 - Subsequent Events of Item 1 - Financial Statements for a full description of the second lien secured debt.

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2016	2015
Net cash provided by operating activities	$6,752	$2,105
Net cash used in investing activities	(153)	(583)
Net cash (used in) provided by financing activities	(17,700)	8,726
Net change in cash and cash equivalents	$(11,101)	$10,248

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to begin to decrease in the fourth quarter of our current fiscal year as certain Phase I and Phase II Systems reached the conclusion of their deployment payment period. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $22.0 million, of which none was available for borrowing as of June 30, 2016. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the three months ended June 30, 2016, cash flows used in financing activities primarily reflects payments of $11.0 million on our long-term debt arrangements and net payments made on our revolving credit facility of $5.7 million.

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

The following table summarizes our significant contractual obligations as of June 30, 2016:

	Payments Due
Contractual Obligations (in thousands)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Long-term recourse debt	$85,183	$—	$21,183	$—	$64,000
Long-term non-recourse debt (1)	105,893	27,213	12,690	65,990	—
Capital lease obligations (2)	4,144	352	1,070	1,594	1,128
Debt-related obligations, principal	$195,220	$27,565	$34,943	$67,584	$65,128

Interest on recourse debt	$67,919	$3,970	$7,629	$7,040	$49,280
Interest on non-recourse debt (1)	36,421	8,474	15,042	12,905	—
Interest on capital leases (2)	2,726	717	1,179	710	120
Total interest	$107,066	$13,161	$23,850	$20,655	$49,400
Total debt-related obligations	$302,286	$40,726	$58,793	$88,239	$114,528

Total non-recourse debt including interest	$142,314	$35,687	$27,732	$78,895	$—
Operating lease obligations	$7,281	$1,282	$2,685	$2,714	$600

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of June 30, 2016. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings, LLC ("CDF2 Holdings"), our wholly owned unconsolidated subsidiary. As discussed further in Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date.  However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Item 4. CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1914, as amended (the "Exchange Act")), as of June 30, 2016. Management concluded that, due to the on-going remediation associated with the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 ("2016 Form 10-K"), our disclosure controls and procedures were ineffective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchage Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objective of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2016, and, other than those remediation efforts described in "Management's Remediation Initiatives" in Item 9A of our 2016 Form 10-K, there were no other material changes in our internal control over financial reporting that occured during the three months ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under 9A of our 2016 Form 10-K we have, or are in the process of, implementing a broad range of remedial procedures to address the material weakness in our internal control over financial reporting identified in our 2016 form 10-K. Our efforts to improve our internal controls are on-going and focused on:

•
Enhancing and developing our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures to include proper segregation of duties and timely review.

•
Considering the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of those remedial measure through the date of this Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of June 30, 2016 and the remedial measure undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2016 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

CINEDIGM CORP.

Date:	August 15, 2016	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	--	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended.
10.1	--	Amendment No. 3 and Waiver No. 2 to the Second Amended and Restated Credit Agreement, dated as May 15, 2016, among Cinedigm Corp and Société Générale as Administrative Agent.
10.2	--
First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent.

10.3	--	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.