Form 10-Q
period 2016-09-30
Cinedigm Corp.
filed 2016-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2016

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

As of November 9, 2016, 8,956,576 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 1,179,138 shares subject to our forward purchase transaction and excludes 277,244 shares held in treasury.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,412	$25,481
Accounts receivable, net	51,987	52,898
Inventory	1,637	2,024
Unbilled revenue	5,607	5,570
Prepaid and other current assets	16,614	15,872
Total current assets	90,257	101,845
Restricted cash	6,751	8,983
Property and equipment, net	45,695	61,740
Intangible assets, net	23,017	25,940
Goodwill	8,701	8,701
Debt issuance costs	548	894
Other assets	1,264	1,295
Total assets	$176,233	$209,398
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$66,586	$68,517
Current portion of notes payable, non-recourse (see Note 6)	20,014	29,074
Current portion of capital leases	361	341
Current portion of deferred revenue	2,741	2,901
Total current liabilities	89,702	100,833
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $3,747 and $4,458, respectively (see Note 6)	68,256	83,238
Notes payable, net of current portion and unamortized debt issuance costs of $4,155 and $3,068, respectively	84,584	86,938
Capital leases, net of current portion	3,699	3,884
Deferred revenue, net of current portion	6,291	7,532
Total liabilities	252,532	282,425
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 25,000,000 and 21,000,000 shares authorized; 8,818,758 and 7,977,861 shares issued and 8,541,514 and 7,700,617 shares outstanding at September 30, 2016 and March 31, 2016, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at September 30, 2016 and March 31, 2016, respectively	80	79
Additional paid-in capital	271,778	269,871
Treasury stock, at cost; 277,244; Class A common shares at September 30, 2016 and March 31, 2016, respectively	(2,839)	(2,839)
Accumulated deficit	(347,648)	(342,448)
Accumulated other comprehensive loss	(46)	(64)
Total stockholders’ deficit of Cinedigm Corp.	(75,116)	(71,842)
Deficit attributable to noncontrolling interest	(1,183)	(1,185)
Total deficit	(76,299)	(73,027)
Total liabilities and deficit	$176,233	$209,398
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$23,880	$27,704	$46,355	$50,532
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,902	8,388	10,590	15,680
Selling, general and administrative	5,239	9,509	11,674	18,327
Provision for doubtful accounts	—	—	—	339
Restructuring, transition and acquisition expenses, net	20	63	110	196
Goodwill impairment	—	18,000	—	18,000
Litigation recovery, net of expenses	—	(1,208)	—	(410)
Depreciation and amortization of property and equipment	7,763	9,427	16,287	18,784
Amortization of intangible assets	1,464	1,463	2,927	2,922
Total operating expenses	19,388	45,642	41,588	73,838
Income (loss) from operations	4,492	(17,938)	4,767	(23,306)
Interest expense, net	(5,111)	(5,192)	(10,046)	(10,322)
Loss on extinguishment of debt	—	—	—	(931)
Other income, net	141	124	266	232
Change in fair value of interest rate derivatives	38	(68)	65	(66)
Loss from operations before income taxes	(440)	(23,074)	(4,948)	(34,393)
Income tax expense	(43)	—	(110)	—
Net loss	(483)	(23,074)	(5,058)	(34,393)
Net loss attributable to noncontrolling interest	15	741	36	1,175
Net loss attributable to controlling interests	(468)	(22,333)	(5,022)	(33,218)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(557)	$(22,422)	$(5,200)	$(33,396)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.08)	$(3.55)	$(0.75)	$(5.12)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	7,235,435	6,323,691	6,931,114	6,520,009

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(483)	$(23,074)	$(5,058)	$(34,393)
Other comprehensive (loss) income: foreign exchange translation	(13)	32	18	30
Comprehensive loss	(496)	(23,042)	(5,040)	(34,363)
Less: comprehensive loss attributable to noncontrolling interest	15	741	36	1,175
Comprehensive loss attributable to controlling interests	$(481)	$(22,301)	$(5,004)	$(33,188)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,058)	$(34,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	19,214	21,706
Goodwill impairment	—	18,000
Amortization of debt issuance costs included in interest expense	1,485	1,203
Provision for doubtful accounts	—	339
Provision for inventory reserve	294	500
Stock-based compensation and expenses	1,020	1,073
Change in fair value of interest rate derivatives	(65)	66
Accretion and PIK interest expense added to note payable	272	1,124
Loss on extinguishment of note payable	—	931
Changes in operating assets and liabilities;
Accounts receivable	942	(5,562)
Inventory	93	(228)
Unbilled revenue	(37)	969
Prepaid expenses and other assets	(806)	1,287
Accounts payable and accrued expenses	(2,101)	(1,434)
Deferred revenue	(1,401)	(955)
Net cash provided by operating activities	13,852	4,626
Cash flows from investing activities:
Purchases of property and equipment	(242)	(1,049)
Purchases of intangible assets	(4)	(3)
Net cash used in investing activities	(246)	(1,052)
Cash flows from financing activities:
Payment of notes payable	(24,766)	(38,820)
Net repayments under revolving credit agreement	(5,028)	(9,167)
Proceeds from issuance of notes payable	4,500	64,000
Payment for structured stock repurchase forward contract	—	(11,440)
Repurchase of Class A common stock	—	(2,667)
Principal payments on capital leases	(165)	(302)
Payments of debt issuance costs	(1,486)	(3,581)
Change in restricted cash balances	2,232	(2,232)
Capital contributions from noncontrolling interest	38	599
Net cash used in financing activities	(24,675)	(3,610)
Net change in cash and cash equivalents	(11,069)	(36)
Cash and cash equivalents at beginning of period	25,481	18,999
Cash and cash equivalents at end of period	$14,412	$18,963

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of September 30, 2016, we had approximately $92.1 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $90.4 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $347.6 million as of September 30, 2016. We may continue to generate net losses for the foreseeable future. We also have significant contractual obligations related to our recourse and non-recourse debt for the fiscal year ending March 31, 2017 and beyond. In addition, as discussed in more detail in Note 6 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

As of September 30, 2016, we had cash and restricted cash balances of $21.2 million. During the six months ended September 30, 2016, through an amendment to the Cinedigm Credit Agreement to release restricted cash, we used $2.2 million of restricted cash for payments on our long-term debt obligations. In addition, in the second quarter of our fiscal year ending March 31, 2017, we issued notes payable with an aggregate principal amount of $4.5 million and in October of 2016, we issued notes payable with aggregate principal amounts of $1.0 million. See the section Second Secured Lien Notes in Note 6 - Notes Payable and Note 11 - Subsequent Events for a full discussion of the issuance of the notes.

We have plans in place which, when implemented, will effectively mitigate the liquidity conditions described above and ensure the Company will have adequate resources to implement its business strategy and continue as a going-concern for at least a year after these condensed consolidated financial statements are available to be issued.

We have implemented cost reduction plans during fiscal 2017 and expect to continue to do so through the end of the fiscal year. These plans have been approved by our board of directors and are expected to achieve savings through personnel reductions, changes to occupancy costs and other related expenses.

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

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 4 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling and majority interests.

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

RESTRICTED CASH

Our 2013 Term Loans and Prospect Loan require that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 6 - Notes Payable for information about our restricted cash balances.

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

	As of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$6,751	$—	$—	$6,751

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	12	—	12
	$8,983	$12	$—	$8,995

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At September 30, 2016 and March 31, 2016, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and six months ended September 30, 2016 and 2015, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three or six months ended September 30, 2016. For the three months and six months ended September 30, 2015, we recorded a goodwill impairment charge of $18.0 million.

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

Beginning in December 2015, certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017. While the absence of such revenue was not material to our consolidated financial statements during the quarter ended September 30, 2016, it is expected to have a material impact in subsequent periods. As of September 30, 2016, 655 of the systems in our Phase I deployment had ceased to earn a significant portion VPF revenue from certain major studios. By December 2016, we expect that more than 50% of our Phase I deployment systems will cease to earn VPF revenue from certain major studios and by December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

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

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Direct operating	$2	$4	$5	$10
Selling, general and administrative	740	397	1,015	1,063
	$742	$401	$1,020	$1,073

The weighted-average grant-date fair value of options granted during the three and six months ended September 30, 2015 was $3.50 and $5.20, respectively. No stock options were granted or exercised in the three and six months ended September 30, 2016.

During the three and six months ended September 30, 2015, we granted 5,000 and 130,000 stock options, respectively. During the three and six months ended September 30, 2015, there were 25,000 options exercised.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Assumptions for Option Grants	2016	2015	2016	2015
Range of risk-free interest rates	1.1 - 1.2%	1.5 - 1.6%	1.1 - 1.3%	1.4 - 1.7%
Dividend yield
Expected life (years)	5	5	5	5
Range of expected volatilities	76.1 - 76.3%	70.7 - 70.7%	72.5 - 76.3%	70.6 - 70.9%

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 7 - Stockholders' Deficit are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding for the three months and six months ended September 30, 2016 and September 30, 2015, excludes 1.2 million shares that will be repurchased as a result of the forward stock purchase transaction.

We incurred net losses for the three months and six months ended September 30, 2016 and 2015, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 2,899,259 shares and 2,913,518 shares as of September 30, 2016 and 2015, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. This guidance is effective for the Company as of the first quarter of its fiscal year ending March 31, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

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

As of September 30, 2016 and March 31, 2016, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.4 million as of September 30, 2016 and March 31, 2016, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2016 and 2015, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings. For each of the six months periods ended September 30, 2016 and 2015, we recorded $0.6 million of such revenue.

Total Stockholder's Deficit of CDF2 Holdings at September 30, 2016 and March 31, 2016 was $15.4 million and $11.9 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2016 and March 31, 2016 is carried at $0.

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

During the three months and six months ended September 30, 2016, we made zero and $38 thousand total contributions in CONtv, respectively. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $1.2 million and $1.2 million as of September 30, 2016 and March 31, 2016, respectively.

4.	RESTRUCTURING, TRANSITION AND ACQUISITIONS EXPENSES

2016 Workforce Reduction

During the year ended March 31, 2016, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2016	$505
Costs incurred	110
Amounts paid	(552)
Amount accrued as of September 30, 2016	$63

5. INCOME TAXES
We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. Income tax expense recorded for the three months and six months ended September 30, 2016 represents state income taxes and U.S. Federal alternative minimum income taxes, primarily related to taxable income in our Phase I deployment business. No income tax expense was recorded for the three or six months ended September 30, 2015. Although we have recorded deferred tax assets, primarily related to net operating loss carry forwards, we have provided a full valuation allowance against such assets and, as a result, we have not recorded an income tax benefit on the our pre-tax losses in our Condensed Consolidated Statement of Operations for any of the periods presented.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2016		March 31, 2016
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans, net of debt discount	$12,101	$—	$21,188	$9,738
Prospect Loan	—	65,640	—	66,543
KBC Facilities	7,646	6,047	7,646	10,998
P2 Vendor Note	185	250	161	310
P2 Exhibitor Notes	82	66	79	107
Total non-recourse notes payable	20,014	72,003	29,074	87,696
Less: Unamortized debt issuance costs	—	(3,747)	—	(4,458)
Total non-recourse notes payable, net of unamortized debt issuance costs	$20,014	$68,256	$29,074	$83,238

5.5% Convertible Notes Due 2035	$—	$64,000	$—	$64,000
Second Secured Lien Notes	—	3,601	—	—
Cinedigm Revolving Loans	—	16,899	—	21,927
2013 Notes	—	4,239	—	4,079
Total recourse notes payable	—	88,739	—	90,006
Less: Unamortized debt issuance costs	—	(4,155)	—	(3,068)
Total recourse notes payable, net of unamortized debt issuance costs	$—	$84,584	$—	$86,938
Total notes payable, net of unamortized debt issuance costs	$20,014	$152,840	$29,074	$170,176

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

Under the 2013 Credit Agreement, each of the 2013 Term loans bear interest, at the option of CDF I, based on a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans mature and must be paid in full by February 28, 2018. In addition, CDF I may prepay the 2013 Term Loans, in whole or in part, subject to paying certain breakage costs, if applicable. The one-month LIBOR rate at September 30, 2016 was 0.53%.

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

Collections of CDF I accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the 2013 Credit Agreement. Amounts designated for these purposes totaled $5.6 million and $6.1 million as of September 30, 2016 and March 31, 2016, respectively, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. We also maintain a debt service fund under the 2013 Credit Agreement for future principal and interest payments. As of September 30, 2016 and 2015, the debt service fund had a balance of $5.8 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

The balance of the 2013 Term Loans, net of the original issue discount, was as follows:

(In thousands)	September 30, 2016	March 31, 2016
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(112,880)	(94,043)
Discount on 2013 Term Loans	(106)	(118)
2013 Term Loans, net	12,101	30,926
Less current portion	(12,101)	(21,188)
Total long term portion	$—	$9,738

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $7.6 million and $8.7 million as of September 30, 2016 and March 31, 2016, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2016 and 2015, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our condensed consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	September 30, 2016	March 31, 2016
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(9,138)	(8,235)
Prospect Loan, net	65,640	66,543
Less current portion	—	—
Total long term portion	$65,640	$66,543

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the three months ended September 30, 2016. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	September 30, 2016	March 31, 2016
1	$22,336	3.75%	September 2018	$5,584	$7,180
2	13,312	3.75%	March 2018	1,957	4,034
3	11,425	3.75%	March 2019	4,080	4,896
4	6,450	3.75%	September 2018	2,072	2,534
	$53,523			$13,693	$18,644

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.65% at September 30, 2016, plus the interest rate noted above.

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

The net proceeds from the Convertible Note offering were $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 1.2 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note Interest expense recorded in connection with the Convertible Notes was $1.8 million and $1.5 million for the six months ended September 30, 2016 and 2015, respectively, and $0.9 million for each of the three months ended September 30, 2016 and 2015.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to $15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the three months ended September 30, 2016, we borrowed an aggregate principal amount of $4.5 million under the Loan Agreement (the "Second Secured Lien Notes"), including $4.0 million borrowed from Ronald L. Chez, the lead lender in the transaction and a member of our Board of Directors, and $0.5 million borrowed from our Chairman of the Board of Directors and Chief Executive Officer. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Secured Lien Notes. The Loan Agreement was amended on August 4, 2016 and on October 7, 2016 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.
In connection with the Second Secured Lien Notes, we issued 406,000 shares of our Class A common stock and warrants to purchase 200,000 shares of our Class A common stock to Mr. Chez and 49,000 shares of Class A common stock to Mr. McGurk during the three months ended September 30, 2016. In addition, in accordance with the Loan Agreement, we were obligated to issue 196,000 shares of Class A common stock to Mr. Chez as of September 15, 2016. Such shares were issued in October 2016 and therefore we recorded an obligation on our Condensed Consolidated Balance Sheets as of September 30, 2016 to issue such shares. The warrants were issued in two equal tranches of 100,000 underlying shares, which have underlying exercise prices of $1.34 and $1.68, respectively. The warrants contain a cashless exercise provision, are immediately exercisable and have a term of seven years. The warrants also contain customary anti-dilution rights.
The values of the shares and warrants issued were $0.8 million and $0.1 million, respectively. The Class A common stock and warrants were negotiated with the lender as part of a bundled financing arrangement and, as a result, we have recorded their respective relative fair values as a debt discount. The proceeds of the transactions with Mr. Chez were allocated to the debt and warrants based on their respective relative fair values, with the relative fair value of the warrants recorded as a discount to the proceeds from the loans. The discount attributed to the Second Secured Lien Notes is being amortized over the life of the notes using the effective interest method.
The warrants issued in the transaction were valued using the Black-Scholes Option Pricing Model assuming a 7-year life, a risk free rate interest of 1.2% and an expected volatility of 73.3%.
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

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations through September 30, 2016 by approximately $6.2 million, and by approximately $2.0 million thereafter. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million.
In July 2016, we entered into an amendment to the Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million. In addition, certain of our subsidiaries that are guarantors to the Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition the July 2016 amendment changed, (i) Eurodollar rate loans to Base plus 4.5% and base plus 3.5% for Base rate loans and (ii) the requirement for the debt service reserve account was eliminated and the maximum principal amount available to borrow was reduced from $22.0 million to $19.8 million. As of September 30, 2016, $2.9 million in additional borrowings were available under the Cinedigm Revolving Loans.
In connection with the Cinedigm Revolving Loans, we maintained a debt service reserve account for certain scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible notes as of March 31, 2016 of $2.2 million. As a result of the July 2016 amendment to the Credit Agreement, no such reserve amount was required to be maintained as of September 30, 2016.

2013 Notes

In October 2013, we entered into securities purchase agreements with certain investors, pursuant to which we sold notes in the aggregate principal amount of $5.0 million (the “2013 Notes”) and warrants to purchase an aggregate of 150,000 shares of Class A Common Stock (the “2013 Warrants”) to such investors. We allocated a fair value of $1.6 million to the 2013 Warrants, which was recorded as a discount to the 2013 Notes and is being amortized through the maturity of the 2013 Notes as interest expense.

The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes may be redeemed at any time, subject to certain premiums.

At September 30, 2016, we were in compliance with all of our debt covenants.

We paid debt issuance costs of $1.5 million during the six months ended September 30, 2016, primarily related to the issuance of the Second Secured Lien Notes.

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

On September 27, 2016, at its Annual Meeting, the stockholders of the Company approved an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of Class A Common Stock to 25,000,000 shares.

During the six months ended September 30, 2016, we issued 840,897 shares of Class A common stock in connection with debt issuances, as payment for a CEO retention bonus, third-party advisory services and payment of preferred stock dividends.

On July 14, 2016, the Company entered into an amendment (the “Settlement Agreement Amendment”) to the Settlement Agreement (the “Settlement Agreement”) dated as of July 30, 2015 among the Company and Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine (the “Group”) pursuant to which (i) the Company issued 155,000 shares of Common Stock to Mr. Chez as a fee for his service as Strategic Advisor in excess of what was contemplated by the Settlement Agreement, (ii) Mr. Chez’s role as Strategic Advisor to the Company was terminated, (iii) Mr. Chez was appointed to the Board of Directors and will be nominated and recommended for election to the Board of Directors for the period of time until Mr. Chez’s beneficial ownership of Cinedigm securities drops below 5%, and (iv) the rights of the Group to nominate designees for election to the Board of Directors were terminated. The value of these shares was $0.1 million, which has been recorded as stock-based compensation expense in our Condensed Consolidated Statement of Operations for the three months and six months ended September 30, 2016. As discussed in Note 6, we issued 406,000 shares of Class A common stock to Mr. Chez in connection with the Second Secured Lien Notes during the three months ended September 30, 2016 and 196,000 shares of Class A common stock in October 2016 in accordance with the Loan Agreement. See Note 6 - Notes Payable.
PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at September 30, 2016 were $0.1 million. In July 2016, we paid the preferred stock dividends in arrears in the form of 39,325 shares of Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet as of September 30, 2016 and March 31, 2016. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 1.2 million shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

Awards issued under our equity incentive plan (the "Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, we and the participants have executed stock option agreements setting forth the terms of the grants. The Plan, which was amended at the Company's Annual Meeting on September 27, 2016, provides for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants. Prior to the amendment at the Company's Annual Meeting, the plan allowed for the issuance of 1,430,000 shares.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2016	362,272	$16.50
Granted	—	—
Exercised	—	—
Canceled/forfeited	(11,607)	23.62
Balance at September 30, 2016	350,665	$16.26

The weighted average remaining contractual life for stock options outstanding as of September 30, 2016 was 6.46 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of September 30, 2016, there were 23,250 unvested options outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of September 30, 2016, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of September 30, 2016. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Sageview Capital, L.P	1,762,058	August 2019	$12.44
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	October 2018	$18.50
Warrants issued to Ronald L. Chez in connection with the Second Secured Lien Notes	200,000	July 2023	$1.34 - $1.68

Outstanding warrants held by Sageview Capital, L.P. ("Sageview") contain customary provisions for cashless exercises and anti-dilution adjustments. In addition, the warrants' expiration date may be extended in limited circumstances.  On April 29, 2015, the number of shares underlying the warrants issued to Sageview and their related exercise price were adjusted from 1,600,000 and $13.70 to 1,673,282 and $13.10, respectively, to give effect to an anti-dilution adjustment that resulted from the issuance of the Convertible Notes. In our second fiscal quarter ended September 30, 2016, the number of shares underlying the warrants issued to Sageview and their related exercise price were further adjusted to 1,762,058 and $12.44, respectively, to give effect to the anti dilution provision that resulted from our issuance of the Second Secured Lien Notes.

In July 2016, we granted a three-year extension of the expiration date of the Sageview warrants to August 2019, with all other terms of the warrant agreement unaffected. As a result of modifying the original terms of the warrants, we assigned a value to their extended termination date using the Black-Scholes option pricing model and as a result, recorded selling, general and administrative expenses of $0.3 million in our Condensed Consolidated Statement of Operations.

Outstanding warrants held by the strategic management service provider were issued in connection with a consulting management services agreement ("MSA"). The warrants may be terminated with 90 days' notice in the event of termination of the MSA.

The 2013 Warrants and related 2013 Notes are subject to certain transfer restrictions.

The warrants issued in connection with the Second Secured Lien Notes (See Note 6) to Ronald L. Chez, a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights. The warrants were issued in two equal tranches of 100,000 underlying shares of Class A common stock, which have underlying exercise prices of $1.34 and $1.68, respectively.

8.	COMMITMENTS AND CONTINGENCIES

LEASES

We have capital lease obligations covering a facility and computer equipment. In May 2011, we completed the sale of certain assets and liabilities of the Pavilion Theatre and ceased to operate it at that time. We have remained the primary obligor on the Pavilion capital lease and therefore, the capital lease obligation and the related assets under the capital lease continue to be reflected on our Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016. We have entered into a sub-lease agreement with an unrelated third party purchaser who makes all payments related to the lease and therefore, we have no continuing involvement in the operation of the Pavilion Theatre.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	September 30, 2016
(in thousands)	2016	2015
Cash interest paid	$8,321	$6,571
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	178	178
Issuance of Class A common stock in connection with Second Secured Lien Notes	365	—
Issuance of warrants in connection with Second Secured Lien Notes	107	—
Accrued issuance of Class A common stock	341	—

10.	SEGMENT INFORMATION

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of September 30, 2016, we are no longer earning a significant portion of VPF revenues from certain major studios on 655 of such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$183	$—	$34,427	$74,139	$—	$—
Phase II Deployment	—	—	51,416	14,131	—	—
Services	—	—	1,009	—	—	—
Content & Entertainment	22,822	8,701	83,849	—	—	19
Corporate	12	—	5,532	—	84,584	4,041
Total	$23,017	$8,701	$176,233	$88,270	$84,584	$4,060

	March 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$206	$—	$48,292	$93,372	$—	$—
Phase II Deployment	—	—	53,727	18,940	—	—
Services	—	—	1,064	—	—	—
Content & Entertainment	25,721	8,701	87,344	—	—	30
Corporate	13	—	18,971	—	86,938	4,195
Total	$25,940	$8,701	$209,398	$112,312	$86,938	$4,225

	Statements of Operations
	For the Three Months Ended September 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,592	$3,273	$3,122	$7,893	$—	$23,880
Direct operating (exclusive of depreciation and amortization shown below)	211	49	2	4,640	—	4,902
Selling, general and administrative	116	23	71	3,475	1,554	5,239
Allocation of Corporate overhead	—	—	398	904	(1,302)	—
Restructuring, transition and acquisition expenses, net	—	—	—	(3)	23	20
Depreciation and amortization of property and equipment	5,629	1,880	—	67	187	7,763
Amortization of intangible assets	12	—	—	1,449	3	1,464
Total operating expenses	5,968	1,952	471	10,532	465	19,388
Income (loss) from operations	$3,624	$1,321	$2,651	$(2,639)	$(465)	$4,492

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$2	$—	$—	$2
Selling, general and administrative	—	—	1	47	692	740
Total stock-based compensation	$—	$—	$3	$47	$692	$742

	Statements of Operations
	For the Three Months Ended September 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,721	$3,173	$3,109	$11,701	$—	$27,704
Direct operating (exclusive of depreciation and amortization shown below)	333	109	3	7,943	—	8,388
Selling, general and administrative	85	23	225	5,768	3,408	9,509
Allocation of Corporate overhead	—	—	405	1,354	(1,759)	—
Provision for doubtful accounts	—	—	—	—	—	—
Restructuring, transition and acquisition expenses, net	—	—	—	—	63	63
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation recovery, net of expenses	—	—	—	(1,208)	—	(1,208)
Depreciation and amortization of property and equipment	7,151	1,881	—	111	284	9,427
Amortization of intangible assets	11	—	—	1,449	3	1,463
Total operating expenses	7,580	2,013	633	33,417	1,999	45,642
Income (loss) from operations	$2,141	$1,160	$2,476	$(21,716)	$(1,999)	$(17,938)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$1	$—	$4
Selling, general and administrative	—	—	1	68	328	397
Total stock-based compensation	$—	$—	$4	$69	$328	$401

	Statements of Operations
	For the Six Months Ended September 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$18,756	$6,453	$6,417	$14,729	$—	$46,355
Direct operating (exclusive of depreciation and amortization shown below)	434	102	1	10,053	—	10,590
Selling, general and administrative	249	82	302	7,544	3,497	11,674
Allocation of Corporate overhead	—	—	795	1,800	(2,595)	—
Restructuring, transition and acquisition expenses, net	—	—	—	87	23	110
Depreciation and amortization of property and equipment	12,020	3,761	—	135	371	16,287
Amortization of intangible assets	23	—	—	2,899	5	2,927
Total operating expenses	12,726	3,945	1,098	22,518	1,301	41,588
Income (loss) from operations	$6,030	$2,508	$5,319	$(7,789)	$(1,301)	$4,767

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$2	$—	$5
Selling, general and administrative	—	—	1	93	921	1,015
Total stock-based compensation	$—	$—	$4	$95	$921	$1,020

	Statements of Operations
	For the Six Months Ended September 30, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$17,863	$6,068	$5,802	$20,799	$—	$50,532
Direct operating (exclusive of depreciation and amortization shown below)	558	200	7	14,915	—	15,680
Selling, general and administrative	338	64	435	10,996	6,494	18,327
Allocation of Corporate overhead	—	—	807	2,701	(3,508)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	—	196	196
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation recovery, net of expenses	—	—	—	(410)	—	(410)
Depreciation and amortization of property and equipment	14,304	3,762	—	151	567	18,784
Amortization of intangible assets	19	—	—	2,899	4	2,922
Total operating expenses	15,460	4,124	1,249	49,252	3,753	73,838
Income (loss) from operations	$2,403	$1,944	$4,553	$(28,453)	$(3,753)	$(23,306)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$7	$3	$—	$10
Selling, general and administrative	—	—	1	136	926	1,063
Total stock-based compensation	$—	$—	$8	$139	$926	$1,073

11. SUBSEQUENT EVENTS

On October 11, 2016, the Company issued an additional $1.0 million of Second Secured Lien Notes and 100,450 shares of common stock to private investors. The terms of the additional Second Secured Lien Notes are identical to the Company's prior borrowings under the Loan Agreement, as disclosed in Note 6 - Notes Payable. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option.

As disclosed in Note 6 - Stockholders' Equity, on October 25, 2016 we issued 196,000 shares of Class A common stock, in accordance with the Second Lien Loan Agreement, to Ronald L. Chez, in connection with his loan of $2.0 million on September 15, 2016. Mr. Chez is a member of our Board of Directors, .

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

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of September 30, 2016, we had approximately $92.1 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $90.4 million of outstanding debt principal, as of September 30, 2016 that is attributable to our Content & Entertainment and Corporate segments.

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

We incurred consolidated net loss of $0.5 million and $5.1 million for the three and six months ended September 30, 2016 and $23.1 million and $34.4 million, for the three and six months ended September 30, 2015, respectively. We have an accumulated deficit of $347.6 million as of September 30, 2016. In addition we have significant contractual obligations related to our non-recourse and recourse debt for the fiscal year ended March 31, 2017 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at September 30, 2016, (ii) planned cost reduction initiatives, and (iii) the additional financing received in July, September and October of 2016 ; and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$9,592	$9,721	$(129)	(1)%
Phase II Deployment	3,273	3,173	100	3%
Services	3,122	3,109	13	—%
Content & Entertainment	7,893	11,701	(3,808)	(33)%
	$23,880	$27,704	$(3,824)	(14)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflect the decrease of theatres as a result of theatres reaching the end of their deployment agreement which affected 25 titles. This decrease was partially offset by wide release of 37 titles in the three months ended September 30, 2016 compared to 33 titles in the September 30, 2015 period. In addition, one blockbuster title released in the three months ended September 30, 2016, compared to two blockbuster titles in the three months ended September 30, 2015, also accounted for the decrease in revenue.

Revenue generated by our Services segment increased as a result of the higher VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Certain Phase I and Phase II Systems reached the conclusion of their deployment payment period starting in December of 2015 and continuing through September of 2016, and as a result, we expect VPF and Services revenue on those systems to decrease in the future

Revenues at our Content & Entertainment segment decreased, due to weaker than expected digital performance due to industry leaders focusing more of their capital on original content, rather than third-party content. In addition, we continued to experience a decline in sales and shelf space allotted to our traditional DVD and Blu-ray business, which is negatively impacted by changes in technology and consumer behavior. We continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$211	$333	$(122)	(37)%
Phase II Deployment	49	109	(60)	(55)%
Services	2	3	(1)	(33)%
Content & Entertainment	4,640	7,943	(3,303)	(42)%
	$4,902	$8,388	$(3,486)	(42)%

Direct operating expenses decreased in the three months ended September 30, 2016 compared to the prior period, reflecting lower revenue in our CEG business in 2017 fiscal year, higher third party distribution costs, and higher OTT platform and content distribution costs in fiscal year 2016. In addition, there were reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and we focused more on OTT channel entertainment in the 2017 fiscal year.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$116	$85	$31	36%
Phase II Deployment	23	23	—	—%
Services	71	225	(154)	(68)%
Content & Entertainment	3,475	5,768	(2,293)	(40)%
Corporate	1,554	3,408	(1,854)	(54)%
	$5,239	$9,509	$(4,270)	(45)%

Selling, general and administrative expenses decreased in our Corporate and Content and Entertainment operations compared to the prior period, primarily reflecting decreases in salaries, consulting fees and related expenses as a result of our ongoing restructuring initiatives.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$5,629	$7,151	$(1,522)	(21)%
Phase II Deployment	1,880	1,881	(1)	—%
Content & Entertainment	67	111	(44)	(40)%
Corporate	187	284	(97)	(34)%
	$7,763	$9,427	$(1,664)	(18)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their ten-year useful lives through September 30, 2016. Furthermore, because the Phase I Deployment installation period ended in November 2007, several of our Phase I Systems will reach the end of their ten-year useful lives in fiscal year 2017 and, therefore, we expect depreciation and amortization expense to continue to decrease in the future.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$2,737	$3,111	$(374)	(12)%
Phase II Deployment	290	318	(28)	(9)%
Corporate	2,084	1,763	321	18%
	$5,111	$5,192	$(81)	(2)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

Interest expense at Corporate increased for the three months ended September 30, 2016 compared to September 30, 2015 as a result of the interest expense and amortization of debt issuance costs associated with the issuance of $4.5 million Second Secured Term Loans. In addition, net borrowings on the Cinedigm Revolving Loans increased $1.8 million as of September 30, 2016 compared to September 30, 2015, also increasing interest expense for the period.

Income Tax Expense

We recorded income tax expense of $43.0 thousand for the three months ended September 30, 2016, in our Phase I and Corporate segments. We recorded no income tax expense for the three months ended September 30, 2015. Our effective tax rates for the three months ended September 30, 2016 is 9.8%. The increase in effective rates compared to the prior period, is mainly due to an increase in taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) increased 27% compared to the three months ended September 30, 2015. Adjusted EBITDA from our non-deployment businesses was $2.0 million for the three months ended September 30, 2016, compared to a loss of $0.9 million for the three months ended September 30, 2015. The increase in adjusted EBITDA compared to the prior period primarily reflects lower operating expenses in our Content & Entertainment business and at Corporate due to our cost cutting measures which began to be implemented in the third quarter of fiscal year 2016 and is expected to continue through fiscal year 2017.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from operations:

	For the Three Months Ended September 30,
($ in thousands)	2016	2015
Net loss	$(483)	$(23,074)
Add Back:
Income tax expense	43	—
Depreciation and amortization of property and equipment	7,763	9,427
Amortization of intangible assets	1,464	1,463
Interest expense, net	5,111	5,192
Other income, net	(141)	(124)
Change in fair value of interest rate derivatives	(38)	68
Stock-based compensation and expenses	742	401
Goodwill impairment	—	18,000
Restructuring, transition and acquisition expenses, net	20	63
Professional fees pertaining to activist shareholder proposals and compliance	—	500
Litigation settlement recovery, net of related expenses	—	(1,208)
Net loss attributable to noncontrolling interest	15	741
Adjusted EBITDA	$14,496	$11,449

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(7,509)	$(9,032)
Amortization of intangible assets	(12)	(11)
Provision for doubtful accounts	—	—
Income from operations	(4,945)	(3,301)
Adjusted EBITDA from non-deployment businesses	$2,030	$(895)

Results of Operations for the Six Months Ended September 30, 2016 and September 30, 2015

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$18,756	$17,863	$893	5%
Phase II Deployment	6,453	6,068	385	6%
Services	6,417	5,802	615	11%
Content & Entertainment	14,729	20,799	(6,070)	(29)%
	$46,355	$50,532	$(4,177)	(8)%

Increased revenues in our Phase I and Phase II Deployment businesses reflect the wide release of 30 titles in the six months ended September 30, 2016 compared to 26 titles for the six months ended September 30, 2015. In addition, two blockbuster titles released in the six months ended September 30, 2016, which accounted for the increase over the prior period in which no blockbuster films were released on our deployed systems.

Revenue generated by our Services segment increased as a result of the higher VPFs earned by our Phase I and II deployment businesses. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments. Certain Phase I and Phase II Systems reached the conclusion of their deployment payment period starting in December of 2015 and continuing through September of 2016, and as a result, we expect VPF and Services revenue on those systems to decrease in the future.

Revenues at our Content & Entertainment segment decreased, due to weaker than expected digital performance due to industry leaders focusing more of their capital on original content, rather than third-party content. In addition, we continued to experience a decline in sales and shelf space allotted to our traditional DVD and Blu-ray business, which is negatively impacted by changes in technology and consumer behavior. We continue to shift our strategy toward developing a portfolio of narrowcast OTT channels. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016, we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$434	$558	$(124)	(22)%
Phase II Deployment	102	200	(98)	(49)%
Services	1	7	(6)	(86)%
Content & Entertainment	10,053	14,915	(4,862)	(33)%
	$10,590	$15,680	$(5,090)	(32)%

Direct operating expenses decreased in the six months ended September 30, 2016 compared to the prior period, reflecting lower revenue in our CEG business, higher third party distribution costs, and higher OTT platform and content distribution costs. In addition, there were reduced costs related to theatrical releasing, marketing and content acquisitions costs as we made the strategic decision to focus significantly less on theatrical film releases and focus more on OTT channel entertainment in the 2017 fiscal year.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$249	$338	$(89)	(26)%
Phase II Deployment	82	64	18	28%
Services	302	435	(133)	(31)%
Content & Entertainment	7,544	10,996	(3,452)	(31)%
Corporate	3,497	6,494	(2,997)	(46)%
	$11,674	$18,327	$(6,653)	(36)%

Selling, general and administrative expenses decreased in our Corporate & Content and Entertainment operations compared to the prior period, primarily reflecting decreases in salaries, consulting fees and related expenses as a result of our ongoing restructuring initiatives.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$12,020	$14,304	$(2,284)	(16)%
Phase II Deployment	3,761	3,762	(1)	—%
Content & Entertainment	135	151	(16)	(11)%
Corporate	371	567	(196)	(35)%
	$16,287	$18,784	$(2,497)	(13)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their useful ten year lives through September 30, 2016. Furthermore, because the Phase I Deployment installation period ended in November 2007, several of our Phase I Systems will reach the end of their ten-

year useful lives in fiscal year 2017 and, therefore, we expect depreciation and amortization expense to continue to decrease in the future.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$5,557	$6,256	$(699)	(11)%
Phase II Deployment	600	654	(54)	(8)%
Corporate	3,889	3,412	477	14%
	$10,046	$10,322	$(276)	(3)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

Interest expense at Corporate increased for the six months ended September 30, 2016 compared to the prior period as a result of the interest expense and amortization of debt issuance costs associated with the issuance of $4.5 million Second Secured Lien Notes. In addition, the six month period ended September 30, 2016 contained a full six months of interest expense related to the Convertible Notes (including amortization of debt issuance costs), compared to only five months in the same period of the prior year.

Income Tax Expense

We recorded income tax expense from operations of $0.1 million for the six months ended September 30, 2016, in our Phase I and Corporate segments. We recorded no income tax expense for the six months ended September 30, 2015. Our effective tax rate for the six months ended September 30, 2016 was 2.2%. The increase in the effective rate from the prior period was mainly due to an increase in taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) increased 28% compared to the six months ended September 30, 2015. Adjusted EBITDA from our non-deployment businesses was $0.8 million during the six months ended September 30, 2016, compared to an EBITDA loss of $3.2 million for the six months ended September 30, 2015. The increase in adjusted EBITDA compared to the prior period primarily reflects lower operating expenses in our Content & Entertainment business and at Corporate due to our cost cutting measures which began to be implemented in the third quarter of fiscal year 2016 and is expected to continue through fiscal year 2017.

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

Following is the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP loss from operations:

	For the Six Months Ended September 30,
($ in thousands)	2016	2015
Net loss	$(5,058)	$(34,393)
Add Back:
Income tax expense	110	—
Depreciation and amortization of property and equipment	16,287	18,784
Amortization of intangible assets	2,927	2,922
Interest expense, net	10,046	10,322
Loss on extinguishment of debt	—	931
Other income, net	(266)	(232)
Change in fair value of interest rate derivatives	(65)	66
Provision for doubtful accounts	—	339
Stock-based compensation and expenses	1,020	1,073
Goodwill impairment	—	18,000
Restructuring, transition and acquisition expenses, net	110	196
Professional fees pertaining to activist shareholder proposals and compliance	—	800
Litigation settlement recovery, net of related expenses	—	(410)
Net loss attributable to noncontrolling interest	36	1,175
Adjusted EBITDA	$25,147	$19,573

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(15,781)	$(18,066)
Amortization of intangible assets	(23)	(19)
Provision for doubtful accounts	—	(339)
Income from operations	(8,538)	(4,347)
Adjusted EBITDA from non-deployment businesses	$805	$(3,198)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are still evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have adopted this guidance as of September 30, 2016 with no material impact to our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. This guidance is effective for the Company as of the first quarter of its fiscal year ending March 31, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. We are currently evaluating the impact that this updated standard will have on its consolidated financial statements.

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

We may continue to generate net losses in the future primarily due to depreciation and amortization, interest on the Convertible Notes, Second Secured Lien Notes, 2013 Term Loans, Prospect Loan and Cinedigm Credit Agreement, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the 2013 Term Loans and Prospect Loan may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from certain of our Phase I and Phase II subsidiaries. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

We have implemented cost reduction plans during fiscal years 2016 and 2017 and expect to continue to do so through the end of the 2017 fiscal year. These plans have been approved by our board of directors and are expected to achieve savings through personnel reductions, changes to occupancy costs and other related expenses.

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

Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of September 30, 2016 was $74.1 million and $14.1 million for our Phase I and Phase II Deployment segments, respectively, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreement

The Cinedigm Credit Agreement allows for us to borrow revolving loans of up to $19.8 million, subject to certain liquidity requirements. As of September 30, 2016, $16.9 million of the revolving loans were drawn upon with $2.9 million available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement, for working capital needs and to invest in entertainment content and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and expire on March 31, 2018.

Convertible Notes

In April 2015, we issued $64.0 million aggregate principal amount of 5.5% convertible senior notes (the "Convertible Notes"), due April 15, 2035, unless earlier repurchased, redeemed or converted. The net proceeds from the note offering were approximately $60.9 million, after deducting the initial purchaser's discount and estimated offering expenses payable. In connection with the closing of the offering, we used approximately $18.6 million of the net proceeds to repay borrowings under and terminate the term loan under the Cinedigm Credit Agreement. In addition, we used $11.4 million of the net proceeds to enter into a forward stock purchase transaction to acquire approximately 1.2 million shares of our Class A common stock for settlement on or about the fifth year anniversary of the issuance date of the Convertible Notes and approximately $2.7 million to repurchase approximately $0.3 million shares of our Class A common stock from certain purchasers of the Convertible Notes in privately negotiated transactions.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes) and warrants to purchase 150,000 shares of Class A Common Stock to such investors.. The principal amount outstanding under the 2013 Notes is due on October 21, 2018 and the notes bear interest at 9.0% per annum, payable in quarterly installments.

During the six months ended September 30, 2016, we borrowed an aggregate principal amount of $4.5 million under the Second Secured Loans, ("Loan Agreements"), including $4.0 million borrowed from Ronald L. Chez, a member of our Board of Directors, and $0.5 million borrowed from our Chairman of the Board of Directors and Chief Executive Officer. The Loan Agreements mature in 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. The Loan Agreements may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment. We are permitted to issue additional amounts, up to an aggregate of $10.5 million, after these borrowings. In connection with the Loan Agreements, we issued 196,000 shares of our Class A common stock and warrants to purchase 200,000 shares of our Class A common stock to Mr. Chez. On October 11, 2016, the Company issued an additional $1.0 million of Second Secured Lien Notes and 100,450 shares of common stock to private investors with identical terms as the previous issued term loans.

In addition, as discussed in more details in Note 6 - Notes Payable of Item 8 - Financial Statements, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2016	2015
Net cash provided by operating activities	$13,852	$4,626
Net cash used in investing activities	(246)	(1,052)
Net cash used in financing activities	(24,675)	(3,610)
Net change in cash and cash equivalents	$(11,069)	$(36)

As of September 30, 2016, we had cash and restricted cash balances of $21.2 million.

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to begin to decrease in the fourth quarter of our current fiscal year as certain Phase I and Phase II Systems reached the conclusion of their deployment payment period. Changes in accounts receivable from our studio customers and others largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $19.8 million, of which $2.9 million was available for borrowing as of September 30, 2016. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Certain non-cash expense fluctuations, primarily resulting from the change in the fair value of interest rate derivative arrangements, can also impact the timing and amount of cash flows from operations. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the six months ended September 30, 2016, cash flows used in financing activities primarily reflects payments of $24.8 million on our long-term debt arrangements, $4.5 million in Second Secured Term Loans and net payments made on our revolving credit facility of $5.0 million.

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

The following table summarizes our significant contractual obligations as of September 30, 2016:

	Payments Due
Contractual Obligations (in thousands)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Long-term recourse debt	$90,399	$—	$26,399	$—	$64,000
Long-term non-recourse debt (1)	92,127	20,124	6,363	65,640	—
Capital lease obligations (2)	4,060	361	1,147	1,666	886
Debt-related obligations, principal	$186,586	$20,485	$33,909	$67,306	$64,886

Interest on recourse debt	$68,746	$4,312	$8,114	$7,040	$49,280
Interest on non-recourse debt (1)	33,780	7,968	14,821	10,991	—
Interest on capital leases (2)	2,527	683	1,132	638	74
Total interest	$105,053	$12,963	$24,067	$18,669	$49,354
Total debt-related obligations	$291,639	$33,448	$57,976	$85,975	$114,240

Total non-recourse debt including interest	$125,907	$28,092	$21,184	$76,631	$—
Operating lease obligations	$6,853	$854	$2,685	$2,714	$600

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

(2)
Represents the capital lease and capital lease interest for the Pavilion Theatre and capital leases on information technology equipment. We have remained the primary obligor on the Pavilion capital lease, and therefore, the capital lease obligation and related assets under the capital lease remain on our consolidated financial statements as of September 30, 2016. However, we have entered into a sub-lease agreement with the unrelated third party purchaser which pays the capital lease and as such, we have no continuing involvement in the operation of the Pavilion Theatre. This capital lease was previously included in discontinued operations.

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

Item 4. CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1914, as amended (the "Exchange Act")), as of September 30, 2016. Management concluded that, due to the on-going remediation associated with the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 ("2016 Form 10-K"), our disclosure controls and procedures were ineffective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchage Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the six months ended September 30, 2016, and, other than those remediation efforts described in "Management's Remediation Initiatives" in Item 9A of our 2016 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the six months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of those remedial measures through the date of this Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of September 30, 2016 and the remedial measure undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2016 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

On September 15, 2016, the Company sold $2.5 million principal amount of second lien loans pursuant to the Loan Agreements and 245,000 shares (the "Shares) of Common Stock in connection with therewith, and on October 11, 2016, the Company sold $1.0 million principal amount of second lien loans pursuant to the Loan Agreements and 100,450 shares of Common Stock in connection therewith. The Loans and Shares were sold to investors including Ronald L. Chez, a member of the Company's Board of Directors, and Christopher J. McGurk, the Company's Chief Executive Officer and Chairman, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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

CINEDIGM CORP.

Date:	November 14, 2016	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	‑‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on November 7, 2016 (File No. 333-214486)
10.1	‑‑
Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.27.2 to the Company’s Form S-1 filed on November 7, 2016 (File No. 333-214486)

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