Form 10-Q
period 2016-12-31
Cinedigm Corp.
filed 2017-02-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2016

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

As of February 9, 2016, 10,525,001 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 1,179,138 shares subject to our forward purchase transaction and excludes 277,244 shares held in treasury.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,831	$25,481
Accounts receivable, net	69,014	52,898
Inventory	1,241	2,024
Unbilled revenue	4,391	5,570
Prepaid and other current assets	14,896	15,872
Total current assets	106,373	101,845
Restricted cash	1,000	8,983
Property and equipment, net	38,196	61,740
Intangible assets, net	21,623	25,940
Goodwill	8,701	8,701
Debt issuance costs	—	894
Other assets	1,223	1,295
Total assets	$177,116	$209,398
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$84,660	$68,517
Current portion of notes payable, non-recourse (see Note 6)	7,514	29,074
Current portion of capital leases	96	341
Current portion of deferred revenue	2,687	2,901
Total current liabilities	94,957	100,833
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $2,867 and $4,577, respectively (see Note 6)	64,395	83,238
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $6,248 and $3,989, respectively (see Note 6)	84,518	86,938
Capital leases, net of current portion	—	3,884
Deferred revenue, net of current portion	5,671	7,532
Total liabilities	249,541	282,425
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 25,000,000 and 21,000,000 shares authorized; 10,503,413 and 7,977,861 shares issued and 10,226,269 and 7,700,617 shares outstanding at December 31, 2016 and March 31, 2016, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at December 31, 2016 and March 31, 2016, respectively	82	79
Additional paid-in capital	276,228	269,871
Treasury stock, at cost; 277,244; Class A common shares at December 31, 2016 and March 31, 2016, respectively	(2,839)	(2,839)
Accumulated deficit	(348,200)	(342,448)
Accumulated other comprehensive loss	(55)	(64)
Total stockholders’ deficit of Cinedigm Corp.	(71,225)	(71,842)
Deficit attributable to noncontrolling interest	(1,200)	(1,185)
Total deficit	(72,425)	(73,027)
Total liabilities and deficit	$177,116	$209,398
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$24,445	$30,708	$70,800	$81,240
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	7,287	8,512	17,880	24,192
Selling, general and administrative	6,095	7,610	17,766	25,937
Provision for doubtful accounts	416	—	416	339
Restructuring, transition and acquisition expenses, net	22	576	132	772
Goodwill impairment	—	—	—	18,000
Litigation recovery, net of expenses	—	(225)	—	(635)
Depreciation and amortization of property and equipment	6,271	9,428	22,558	28,212
Amortization of intangible assets	1,395	1,463	4,322	4,385
Total operating expenses	21,486	27,364	63,074	101,202
Income (loss) from operations	2,959	3,344	7,726	(19,962)
Interest expense, net	(4,827)	(5,158)	(14,873)	(15,480)
Loss on extinguishment of debt	(690)	—	(690)	(931)
Debt conversion expense	(409)	—	(409)	—
Other (expense) income, net	(55)	274	211	506
Gain on termination of capital lease	2,535	—	2,535	—
Change in fair value of interest rate derivatives	39	34	104	(32)
Loss from operations before income taxes	(448)	(1,506)	(5,396)	(35,899)
Income tax expense	(33)	(470)	(143)	(470)
Net loss	(481)	(1,976)	(5,539)	(36,369)
Net loss (income) attributable to noncontrolling interest	18	(487)	54	688
Net loss attributable to controlling interests	(463)	(2,463)	(5,485)	(35,681)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(552)	$(2,552)	$(5,752)	$(35,948)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.07)	$(0.40)	$(0.78)	$(5.56)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	8,361,807	6,366,685	7,409,746	6,468,392

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(481)	$(1,976)	$(5,539)	$(36,369)
Other comprehensive (loss) income: foreign exchange translation	(9)	(15)	9	15
Comprehensive loss	(490)	(1,991)	(5,530)	(36,354)
Less: comprehensive loss (income) attributable to noncontrolling interest	18	(487)	54	688
Comprehensive loss attributable to controlling interests	$(472)	$(2,478)	$(5,476)	$(35,666)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,539)	$(36,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	26,880	32,597
Goodwill impairment	—	18,000
Gain on termination of capital lease	(2,535)	—
Loss on disposal of property and equipment	—	130
Amortization of debt issuance costs included in interest expense	2,158	1,828
Provision for doubtful accounts	416	339
Provision for inventory reserve	299	500
Stock-based compensation and expenses	1,364	1,424
Change in fair value of interest rate derivatives	104	32
Accretion and PIK interest expense added to note payable	681	1,540
Loss on extinguishment of note payable and debt conversion expense	1,099	931
Changes in operating assets and liabilities;
Accounts receivable	(16,460)	(11,542)
Inventory	484	(95)
Unbilled revenue	1,179	(398)
Prepaid expenses and other assets	631	987
Accounts payable and accrued expenses	15,926	6,838
Deferred revenue	(2,075)	(1,664)
Net cash provided by operating activities	24,612	15,078
Cash flows from investing activities:
Purchases of property and equipment	(375)	(1,411)
Purchases of intangible assets	(5)	(5)
Net cash used in investing activities	(380)	(1,416)
Cash flows from financing activities:
Payment of notes payable	(42,115)	(48,744)
Net repayments under revolving credit agreement	(2,328)	(2,367)
Proceeds from issuance of notes payable	5,525	64,000
Payment for structured stock repurchase forward contract	—	(11,440)
Repurchase of Class A common stock	—	(2,667)
Principal payments on capital leases	(194)	(372)
Payments of debt issuance costs	(1,792)	(3,655)
Change in restricted cash balances	7,983	(2,233)
Capital contributions from noncontrolling interest	39	1,054
Net cash used in financing activities	(32,882)	(6,424)
Net change in cash and cash equivalents	(8,650)	7,238
Cash and cash equivalents at beginning of period	25,481	18,999
Cash and cash equivalents at end of period	$16,831	$26,237

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of December 31, 2016, we had approximately $74.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $90.8 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $348.2 million as of December 31, 2016. We may continue to generate net losses for the foreseeable future. We also have significant contractual obligations related to our recourse and non-recourse debt for the fiscal year ending March 31, 2017 and beyond. In addition, as discussed in more detail in Note 6 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

As of December 31, 2016, we had cash and restricted cash balances of $17.8 million. During the nine months ended December 31, 2016, we used $8.0 million of restricted cash for payments on our long-term debt obligations. In addition, during the nine months ended December 31, 2016, we issued notes payable with an aggregate principal amount of $5.5 million. See the section Second Secured Lien Notes in Note 6 - Notes Payable for a full discussion of the issuance of the notes.

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

RECLASSIFICATIONS

We have reclassified certain amounts previously reported in our condensed consolidated financial statements to conform to the current presentation, including reclassifying a contribution from non-controlling interest in the amount of $1.1 million in 2015 from investing activities to financing activities in the condensed consolidated statement of cash flows.

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

RESTRICTED CASH

Our Prospect Loan requires that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 6 - Notes Payable for information about our restricted cash balances.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities:

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	12	—	12
	$8,983	$12	$—	$8,995

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  The carrying amount of notes receivable approximates fair value based on the discounted cash flows of such instruments using current assumptions at the balance sheet date. At December 31, 2016 and March 31, 2016, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three and nine months ended December 31, 2016 and 2015, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the nine months ended December 31, 2016. For the nine months ended December 31, 2015, we recorded a goodwill impairment charge of $18.0 million.

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

Beginning in December 2015, certain Phase 1 DC Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems. Furthermore, because the Phase I deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I systems will end by November 2017 and, therefore, we expect VPF revenue to decrease materially compared to prior periods. As of December 31, 2016, 1,892 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios, representing approximately 50% of the total Systems in our Phase I deployment and approximately 47% of active Phase I theatre locations. By December 2017, we expect that nearly all of our Phase I deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue streams from the Phase I deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

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

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense from continuing operations related to our stock-based awards was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Direct operating	$3	$3	$8	$14
Selling, general and administrative	341	347	1,356	1,410
	$344	$350	$1,364	$1,424

The weighted-average grant-date fair value of options granted during the three and nine months ended December 31, 2015 was $3.48 and $4.67, respectively. No stock options were granted or exercised in the three and nine months ended December 31, 2016. During the three and nine months ended December 31, 2015, we granted 5,500 and 18,500 stock options, respectively. During the three and nine months ended December 31, 2015, there were 2,500 options exercised.

We estimate the fair value of time-based restricted stock awards to employees using our closing stock price on the date of grant and estimate the fair value of stock options at the date of each grant using a Black-Scholes option valuation model. We used the following assumptions in our Black-Scholes option valuation model for the periods in which there were stock option grants:

	For the Three Months Ended December 31,	For the Nine Months Ended December 31,
Assumptions for Option Grants	2015	2015
Range of risk-free interest rates	1.4% - 1.7%	1.4% - 1.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	70.7% - 71.4%	70.6% - 71.4%

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 7 - Stockholders' Deficit are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding for the three months and nine months ended December 31, 2016 and 2015, excludes 1.2 million shares that will be repurchased as a result of the forward stock purchase transaction.

We incurred net losses for the three and nine months ended December 31, 2016 and 2015, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 1,420,227 shares and 2,729,712 shares as of December 31, 2016 and 2015, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. This guidance is effective for the Company as of the first quarter of its fiscal year ending March 31, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after April 1, 2017. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

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

As of December 31, 2016 and March 31, 2016, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.4 million as of December 31, 2016 and March 31, 2016, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

For the three months ended December 31, 2016 and 2015, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings. For each of the nine months periods ended December 31, 2016 and 2015, we recorded $0.9 million of such revenue.

Total Stockholder's Deficit of CDF2 Holdings at December 31, 2016 and March 31, 2016 was $17.6 million and $11.9 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2016 and March 31, 2016 is carried at $0.

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

During the three months and nine months ended December 31, 2016, we made $8 thousand and $46 thousand total contributions in CONtv, respectively. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as noncontrolling interest in our Condensed Consolidated Balance Sheets and was $1.2 million as of December 31, 2016 and March 31, 2016, respectively.

4.	RESTRUCTURING, TRANSITION AND ACQUISITIONS EXPENSES

2016 Workforce Reduction

During the year ended March 31, 2016, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2016	$505
Costs incurred	132
Amounts paid	(593)
Amount accrued as of December 31, 2016	$44

5. INCOME TAXES
We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. Income tax expense recorded for each of the three and nine months ended December 31, 2016 and 2015 represents state income taxes and U.S. Federal alternative minimum income taxes, primarily related to taxable income in our Phase I deployment business. Although we have recorded deferred tax assets, primarily related to net operating loss carry forwards, we have provided a full valuation allowance against such assets and, as a result, we have not recorded an income tax benefit related to such carry forwards in our Condensed Consolidated Statement of Operations for any of the periods presented.

6.	NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2016		March 31, 2016
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans	$—	$—	$21,188	$9,857
Prospect Loan	—	62,442	—	66,543
KBC Facilities	7,225	4,556	7,646	10,998
P2 Vendor Note	205	220	161	310
P2 Exhibitor Notes	84	44	79	107
Total non-recourse notes payable	7,514	67,262	29,074	87,815
Less: Unamortized debt issuance costs and debt discounts	—	(2,867)	—	(4,577)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$7,514	$64,395	$29,074	$83,238

5.5% Convertible Notes Due 2035	$—	$60,571	$—	$64,000
Second Secured Lien Notes	—	5,596	—	—
Cinedigm Revolving Loans	—	19,599	—	21,927
2013 Notes	—	5,000	—	5,000
Total recourse notes payable	—	90,766	—	90,927
Less: Unamortized debt issuance costs and debt discounts	—	(6,248)	—	(3,989)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$84,518	$—	$86,938
Total notes payable, net of unamortized debt issuance costs	$7,514	$148,913	$29,074	$170,176

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

2013 Term Loans

In February 2013, CDF I, our wholly owned subsidiary, entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale and other lenders, allowing for borrowings up to an aggregate principal amount of $130.0 million, $5.0 million of which was assigned to an affiliate of CDF I.

Interest under the 2013 Credit Agreement was calculated using a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans were repaid in full in November 2016 using the balance of restricted cash and collections that we had designated for payment of the 2013 Term Loans. In connection with the repayment of the 2013 Term Loans, we wrote-off the remaining unamortized debt issuance costs and debt discount related to such loans. As a result, we recorded $0.7 million as a loss on extinguishment of debt for the nine months ended December 31, 2016.

The following table presents a summary of the 2013 Term Loans:

(In thousands)	December 31, 2016	March 31, 2016
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(125,087)	(94,043)
Discount on 2013 Term Loans	—	(118)
2013 Term Loans, net	—	30,926
Less current portion	—	(21,188)
Total long term portion, net of discount	$—	$9,738

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $4.7 million and $8.7 million as of December 31, 2016 and March 31, 2016, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2016 and March 31, 2016, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our condensed consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	December 31, 2016	March 31, 2016
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(12,336)	(8,235)
Prospect Loan, net	62,442	66,543
Less current portion	—	—
Total long term portion	$62,442	$66,543

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the nine months ended December 31, 2016. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	December 31, 2016	March 31, 2016
1	$22,336	3.75%	September 2018	$4,786	$7,180
2	13,312	3.75%	March 2018	1,481	4,034
3	11,425	3.75%	March 2019	3,672	4,896
4	6,450	3.75%	September 2018	1,842	2,534
	$53,523			$11,781	$18,644

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 1.00% at December 31, 2016, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes will mature on April 15, 2035, unless repurchased earlier, redeemed or converted and will be convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A common stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A common stock. The conversion rate applicable to the Convertible Notes on the offering date was 82.4572 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $12.13 per share of Class A common stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A common stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering were $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing 1.2 million shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 7 - Stockholders' Deficit. Interest expense recorded in connection with the Convertible Notes was $2.6 million and $1.5 million for the nine months ended December 31, 2016 and 2015, respectively, and $0.9 million for each of the three months ended December 31, 2016 and 2015.

On December 22, 2016, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A common stock, par value $0.001 per share, and warrants to purchase 200,000 shares of Class A Common Stock in exchange for $3.4 million principal amount of the Convertible Notes (the "Exchange Agreement"). The exchanged notes were immediately canceled. The warrants, which become exercisable six months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions. The exchange was consummated on December 23, 2016.

The Convertible Notes exchange was accounted for as an induced conversion resulting from the issuance of shares of Class A Common Stock and warrants to purchase Class A Common Stock in excess of the shares that would have been issuable under the terms of the original Convertible Notes agreement. In accounting for the induced conversion, we recorded debt conversion expense of $0.4 million, representing the difference between the fair value of the shares and warrants issued in connection with the Exchange Agreement and the fair value of the shares that would have been issuable under the original terms of the Convertible Notes. As a result of the transaction, we removed the Convertible Notes totaling $3.4 million and recorded $3.8 million, representing the amount of the Convertible Notes that were canceled and the fair value of the total equity consideration offered to exchange the notes, to additional paid-in capital and accrued expenses for Class A common stock and warrants that were issued and issuable, respectively, as of December 31, 2016.
Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to $15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the nine months ended December 31, 2016, we borrowed an aggregate principal amount of $5.5 million under the Loan Agreement (the "Second Secured Lien Notes"), including $4.0 million borrowed from Ronald L. Chez, the lead lender in the transaction and a member of our Board of Directors, $0.5 million borrowed from our Chairman of the Board of Directors and Chief Executive Officer and $1.0 million from other third-party lenders. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Secured Lien Notes. The Loan Agreement was amended on August 4, 2016 and on October 7, 2016 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.
In connection with the Second Secured Lien Notes, we issued 597,100 shares of our Class A common stock and warrants to purchase 200,000 shares of our Class A common stock to Mr. Chez, 49,000 shares of Class A common stock to Mr. McGurk and 4,900 shares of Class A common stock to another member of our Board of Directors during the nine months ended December 31, 2016. In addition, we issued 100,450 shares of our Class A common stock to third-party lenders in consideration for Second Secured Lien Notes. The warrants granted to Mr. Chez were issued in two equal tranches of 100,000 underlying shares that have underlying exercise prices of $1.34 and $1.68, respectively. The warrants contain a cashless exercise provision, are immediately exercisable and have a term of seven years. The warrants also contain customary anti-dilution rights.
The values of the shares and warrants issued were $1.1 million and $0.1 million, respectively. The Class A common stock and warrants were negotiated with the lender as part of a bundled financing arrangement and, as a result, we have recorded their respective relative fair values as a debt discount. The proceeds of the transactions with Mr. Chez were allocated to the debt and warrants based on their respective relative fair values, with the relative fair value of the warrants recorded as a discount to the proceeds from the loans. The discount attributed to the Second Secured Lien Notes is being amortized over the life of the notes using the effective interest method.
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

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations . The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million.
In July 2016, we entered into an amendment to the Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million. In addition, certain of our subsidiaries that are guarantors to the Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition the July 2016 amendment changed, (i) Eurodollar rate loans to Base plus 4.5% and base plus 3.5% for Base rate loans and (ii) the requirement for the debt service reserve account was eliminated and the maximum principal amount available to borrow was reduced from $22.0 million to $19.8 million. As of December 31, 2016, $0.2 million in additional borrowings were available under the Cinedigm Revolving Loans.
In connection with the Cinedigm Revolving Loans, we maintained a debt service reserve account in restricted cash for certain scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible notes as of March 31, 2016 of $2.2 million. As a result of the July 2016 amendment to the Credit Agreement, no such reserve amount was required to be maintained as of December 31, 2016.

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

On February 13, 2017, we obtained a waiver on a covenant under the Cinedigm Credit Agreement and Second Secured Lien Notes for the quarter ended December 31, 2016.

We paid debt issuance costs of $1.8 million during the nine months ended December 31, 2016, primarily related to the issuance of the Second Secured Lien Notes.

7.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

On September 27, 2016, at its Annual Meeting, the stockholders of the Company approved an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of Class A Common Stock to 25,000,000 shares.

During the nine months ended December 31, 2016, we issued 2,525,552 shares of Class A common stock in connection with debt financing, the exchange of Convertible Notes, payment for a CEO retention bonus, third-party advisory services, restricted stock awards to employees and payment of preferred stock dividends.

On July 14, 2016, the Company entered into an amendment (the “Settlement Agreement Amendment”) to the Settlement Agreement (the “Settlement Agreement”) dated as of July 30, 2015 among the Company and Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine (the “Group”) pursuant to which (i) the Company issued 155,000 shares of Common Stock to Mr. Chez as a fee for his service as Strategic Advisor in excess of what was contemplated by the Settlement Agreement, (ii) Mr. Chez’s role as Strategic Advisor to the Company was terminated, (iii) Mr. Chez was appointed to the Board of Directors and will be nominated and recommended for election to the Board of Directors for the period of time until Mr. Chez’s beneficial ownership of Cinedigm securities drops below 5%, and (iv) the rights of the Group to nominate designees for election to the Board of Directors were terminated. The value of these shares was $0.1 million, which has been recorded as stock-based compensation expense in our Condensed Consolidated Statement of Operations for the three months and nine months ended December 31, 2016. As discussed in Note 6, we issued 597,100 shares of Class A common stock to Mr. Chez in connection with the Second Secured Lien Notes during the nine months ended December 31, 2016. See Note 6 - Notes Payable.
PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at December 31, 2016 were $0.2 million. In February 2017, we paid the preferred stock dividends in arrears in the form of 62,960 shares of Class A Common Stock.

TREASURY STOCK

In connection with the offering of Convertible Notes, on April 29, 2015, we repurchased 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million, which is reflected as treasury stock in our Condensed Consolidated Balance Sheet as of December 31, 2016 and March 31, 2016. In addition, we entered into a privately negotiated forward stock purchase transaction with a financial institution, which is one of the lenders under our credit agreement (the "Forward Counterparty"), pursuant to which we paid $11.4 million to purchase 1.2 million shares of our Class A common stock for settlement that may be settled at any time prior to the fifth year anniversary of the issuance date of the notes. The payment for the forward contract has been reflected as a reduction of Additional Paid-in Capital on our Condensed Consolidated Balance Sheet until such time that the forward contract is settled and the shares are legally delivered to and owned by us. Upon settlement of the forward contract and delivery of the stock, we will reclassify such amount to treasury stock.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Based Compensation Awards

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

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2016	362,272	$16.50
Granted	—	—
Exercised	—	—
Canceled/forfeited	(17,357)	22.36
Balance at December 31, 2016	344,915	$16.20

The weighted average remaining contractual life for stock options outstanding as of December 31, 2016 was 6.31 years.

During the three and nine months ended December 31, 2016, we granted 1,055,465 shares of restricted Class A Common Stock to employees at a weighted average market price per share of $1.81, all of which were unvested and outstanding as of December 31, 2016. The restricted stock awards vest in 33.3% increments over three years from their grant dates.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of December 31, 2016, there were 11,625 unvested options outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of December 31, 2016, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of December 31, 2016. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	October 2018	$18.50
Warrants issued to Ronald L. Chez in connection with the Second Secured Lien Notes	200,000	July 2023	$1.34 - $1.68
Warrants issued in connection with Convertible Notes exchange transaction	200,000	December 2021	$1.60

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

Warrants to purchase Class A Common Stock issued in connection with the Convertible Notes exchange transaction were issued on December 22, 2016, become exercisable six months after issuance and contain customary anti-dilution provisions. The value of the warrants issued in connection with the Exchange Agreement was $0.2 million, determined by using the Black-Scholes Option Pricing Model, assuming a 5-year life, a risk free rate interest of 2.0% and an expected volatility of 76.4%.

In July 2016, we granted a three-year extension on the expiration date of warrants to purchase Class A Common Stock held by Sageview Capital, L.P. ("Sageview"), with all other terms of the warrant agreement unaffected. As a result of modifying the original terms of the warrants, we assigned a value to their extended terms using the Black-Scholes option pricing model and as a result, recorded selling, general and administrative expenses of $0.3 million in our Condensed Consolidated Statement of Operations in the second fiscal quarter of the year ending March 31, 2017.

On December 23, 2016, the Company entered into an exchange agreement with Sageview, pursuant to which Sageview agreed to terminate all of its outstanding warrants to purchase 1,773,462 shares of Common Stock at an exercise price of $12.36 per share in exchange for a payment of five thousand dollars. The exchange was consummated on December 23, 2016 and as a result, such warrants are no longer outstanding as of the balance sheet date.

8.	COMMITMENTS AND CONTINGENCIES

LEASES

Our capital lease obligations are primarily related to computer equipment.
On October 28, 2016, we entered into an agreement to fully terminate our lease obligation on the Pavilion Theater, a facility that was accounted for as a capital lease and for which we were considered the primary obligor. Contemporaneously, we also terminated a sublease agreement that we had with the tenant of the Pavilion Theater. As a result of the lease termination, we wrote off the property and equipment and capital lease obligation related to the facility and recognized a gain on the transaction of $2.5 million, recorded as Gain on Termination of Capital Lease in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. In January 2017, we entered into an agreement to terminate the operating lease on our corporate office space in Century City, California and entered into a new operating lease for office space in Sherman Oaks, California. See Note 11 - Subsequent Events for the full details of the lease termination transaction.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2016
(in thousands)	2016	2015
Cash interest paid	$12,193	$11,542
Accrued dividends on preferred stock	178	89
Issuance of Class A common stock for payment of preferred stock dividends	89	267
Issuance of Class A common stock and warrants to purchase Class A common stock in connection with Second Secured Lien Notes	1,163	—
Issuance of Class A common stock and warrants to purchase Class A common stock in exchange for Convertible Notes	3,838	—

10.	SEGMENT INFORMATION

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of December 31, 2016, we are no longer earning a significant portion of VPF revenues from certain major studios on 1,892 of such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$172	$—	$21,759	$59,616	$—	$—
Phase II Deployment	—	—	51,151	12,293	—	—
Services	—	—	982	—	—	—
Content & Entertainment	21,440	8,701	96,290	—	—	13
Corporate	11	—	6,934	—	84,518	83
Total	$21,623	$8,701	$177,116	$71,909	$84,518	$96

	March 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$206	$—	$48,292	$93,372	$—	$—
Phase II Deployment	—	—	53,727	18,940	—	—
Services	—	—	1,064	—	—	—
Content & Entertainment	25,721	8,701	87,344	—	—	30
Corporate	13	—	18,971	—	86,938	4,195
Total	$25,940	$8,701	$209,398	$112,312	$86,938	$4,225

	Statements of Operations
	For the Three Months Ended December 31, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$7,266	$2,995	$2,625	$11,559	$—	$24,445
Direct operating (exclusive of depreciation and amortization shown below)	336	168	3	6,780	—	7,287
Selling, general and administrative	158	62	227	3,910	1,738	6,095
Allocation of Corporate overhead	—	—	399	906	(1,305)	—
Provision for doubtful accounts	318	98	—	—	—	416
Restructuring, transition and acquisition expenses, net	—	—	—	—	22	22
Depreciation and amortization of property and equipment	4,136	1,881	—	69	185	6,271
Amortization of intangible assets	11	—	—	1,383	1	1,395
Total operating expenses	4,959	2,209	629	13,048	641	21,486
Income (loss) from operations	$2,307	$786	$1,996	$(1,489)	$(641)	$2,959

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$—	$—	$3
Selling, general and administrative	—	—	2	88	251	341
Total stock-based compensation	$—	$—	$5	$88	$251	$344

	Statements of Operations
	For the Three Months Ended December 31, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,993	$3,184	$3,096	$14,435	$—	$30,708
Direct operating (exclusive of depreciation and amortization shown below)	341	57	1	8,113	—	8,512
Selling, general and administrative	118	20	213	3,405	3,854	7,610
Allocation of Corporate overhead	—	—	405	1,357	(1,762)	—
Restructuring, transition and acquisition expenses, net	—	—	—	102	474	576
Litigation recovery, net of expenses	—	—	—	(225)	—	(225)
Depreciation and amortization of property and equipment	7,174	1,881	—	88	285	9,428
Amortization of intangible assets	12	—	—	1,450	1	1,463
Total operating expenses	7,645	1,958	619	14,290	2,852	27,364
Income (loss) from operations	$2,348	$1,226	$2,477	$145	$(2,852)	$3,344

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$1	$2	$—	$3
Selling, general and administrative	—	—	—	66	281	347
Total stock-based compensation	$—	$—	$1	$68	$281	$350

	Statements of Operations
	For the Nine Months Ended December 31, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$26,022	$9,448	$9,042	$26,288	$—	$70,800
Direct operating (exclusive of depreciation and amortization shown below)	770	270	6	16,834	—	17,880
Selling, general and administrative	407	144	529	11,486	5,200	17,766
Allocation of Corporate overhead	—	—	1,194	2,706	(3,900)	—
Provision for doubtful accounts	318	98	—	—	—	416
Restructuring, transition and acquisition expenses, net	—	—	—	87	45	132
Depreciation and amortization of property and equipment	16,156	5,642	—	204	556	22,558
Amortization of intangible assets	34	—	—	4,282	6	4,322
Total operating expenses	17,685	6,154	1,729	35,599	1,907	63,074
Income (loss) from operations	$8,337	$3,294	$7,313	$(9,311)	$(1,907)	$7,726

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$6	$2	$—	$8
Selling, general and administrative	—	—	3	181	1,172	1,356
Total stock-based compensation	$—	$—	$9	$183	$1,172	$1,364

	Statements of Operations
	For the Nine Months Ended December 31, 2015
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$27,856	$9,252	$8,898	$35,234	$—	$81,240
Direct operating (exclusive of depreciation and amortization shown below)	899	257	8	23,028	—	24,192
Selling, general and administrative	456	84	648	14,401	10,348	25,937
Allocation of Corporate overhead	—	—	1,212	4,058	(5,270)	—
Provision for doubtful accounts	241	98	—	—	—	339
Restructuring, transition and acquisition expenses, net	—	—	—	102	670	772
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation recovery, net of expenses	—	—	—	(635)	—	(635)
Depreciation and amortization of property and equipment	21,478	5,643	—	239	852	28,212
Amortization of intangible assets	31	—	—	4,349	5	4,385
Total operating expenses	23,105	6,082	1,868	63,542	6,605	101,202
Income (loss) from operations	$4,751	$3,170	$7,030	$(28,308)	$(6,605)	$(19,962)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$9	$5	$—	$14
Selling, general and administrative	—	—	1	202	1,207	1,410
Total stock-based compensation	$—	$—	$10	$207	$1,207	$1,424

11. SUBSEQUENT EVENTS

In January 2017, we entered into an agreement to terminate the operating lease on our corporate office space in Century City, California and entered into a new operating lease for office space in Sherman Oaks, California. Cost savings from this relocation is expected to be more than $0.7 million on an annualized basis. In connection with the termination of the lease in Century City, we entered into a lease termination agreement with the landlord, whereby we agreed to pay $0.5 million (the "Lease Termination Fee") over a period of 5 years, at an interest rate of 5% per annum. The Lease Termination Fee will be recorded as a deferred cost and note payable on our Consolidated Balance Sheet in the fourth fiscal quarter of the year ended March 31, 2017, with the deferred cost amortized over the five-year term of the note payable using the effective interest method. The new lease commences on March 31, 2017 for a five-year term.

On February 8, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A common stock and notes in the principal amount of $1.4 million pursuant to the Loan Agreement entered into in July 2016 in exchange for $4.0 million principal amount of 5.5% Convertible Notes with the holder of such Convertible Notes. The exchange was consummated on February 14, 2017 and the exchanged Convertible Notes were immediately canceled upon their surrender.

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

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of December 31, 2016, we had approximately $74.8 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $90.8 million of outstanding debt principal, as of December 31, 2016 that is attributable to our Content & Entertainment and Corporate segments.

Nasdaq Listing

On June 23, 2016, we received the Notice from the Listing Qualifications staff of Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum market value of publicly held shares of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C). The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we were provided a period of 180 calendar days, or until December 20, 2016, to regain compliance with the Rule, during which time we must have been at least $15.0 million for a minimum of ten consecutive business days.

We were unable to regain compliance with the Rule by December 20, 2016. Accordingly, on December 22, 2016, we received a letter from Nasdaq notifying us that our common stock would be delisted from the Nasdaq Stock Market on January 3, 2017 unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the "Panel").

Based on the foregoing, we conducted a hearing before the Panel on February 2, 2017 at which we presented our plan of compliance, which included plans for strategic transactions and issuances of common stock, and requested a further extension of time. On February 8, 2017, the Panel granted the Company's request for continued listing on The Nasdaq Global Market, subject to the Company evidencing compliance with the minimum market value of publicly held shares requirement of $15.0 million by March 31, 2017 or, if certain conditions are met and stockholder approval is required, by June 20, 2017. In order to satisfy the market value of publicly held shares requirement, the Company must evidence a market value of publicly held shares price of at least $15.0 million for a minimum of 10 consecutive business days.

Although there can be no assurance that the Panel will ultimately grant an extension of the compliance period, we believe that the extension will be granted. We are considering the various available options if the Panel does not grant such an extension.

Liquidity

We incurred consolidated net loss of $5.5 million for the nine months ended December 31, 2016 and $36.4 million, for the nine months ended December 31, 2015. We have an accumulated deficit of $348.2 million as of December 31, 2016. In addition we have significant debt-related contractual obligations for the fiscal year ended March 31, 2017 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at December 31, 2016, (ii) implemented and planned cost reduction initiatives, and (iii) the debt financing secured in the current fiscal year, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended December 31, 2016 and December 31, 2015

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$7,266	$9,993	$(2,727)	(27)%
Phase II Deployment	2,995	3,184	(189)	(6)%
Services	2,625	3,096	(471)	(15)%
Content & Entertainment	11,559	14,435	(2,876)	(20)%
	$24,445	$30,708	$(6,263)	(20)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning revenue compared to the prior year period. Since December of 2015, 1,892 of our Phase I Systems, in 157 theater locations (the "Expired Theaters"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn Virtual Print Fee ("VPF") revenues from certain major studios. The number of Expired Theaters as of December 31, 2016 represents 47% of the theaters in which we have Phase I Systems installed. By the end of our current fiscal year ending March 31, 2017, we expect 58% of the theaters in which Phase I Systems are installed will become Expired Theaters and therefore cease to earn VPF revenues from certain major studios. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in our fiscal year ending Mach 31, 2018. The number of titles released on our Phase I and Phase II Systems in the third quarter of fiscal 2017 was virtually unchanged from the prior period, with each period having two blockbuster releases.

Revenue generated by our Services segment decreased primarily as a result of the lower VPF revenues earned by our Phase I Deployment business. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments and therefore we expect this segment's revenues to continue to decrease in proportion to the revenues generated by our Phase I business as a result of Expired Theaters and the resulting reduction of VPF revenues.

Revenues at our Content & Entertainment segment decreased due to lower overall sales volumes for physical product and a change in the mix of content sold. Our traditional DVD and Blu-ray business continues to be negatively impacted by changing consumer behaviors, in favor of content that is digitally downloaded. Our product mix shifted significantly toward licensed content in the current period, which earns lower fees than our owned content.

The decline in physical product sales was partially offset by a $0.4 million increase in sales related to OTT content and a slight increase in distribution related revenues. However, we continued to see industry leaders focusing much of their capital on their own original productions, rather than acquiring third-party OTT content. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels that can be sold digitally. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$336	$341	$(5)	(1)%
Phase II Deployment	168	57	111	195%
Services	3	1	2	200%
Content & Entertainment	6,780	8,113	(1,333)	(16)%
	$7,287	$8,512	$(1,225)	(14)%

Direct operating expenses decreased in the three months ended December 31, 2016 compared to the prior period, primarily resulted from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to theatrical releasing, marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2017 fiscal year and less on theatrical film releases, as we had in the prior period.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$158	$118	$40	34%
Phase II Deployment	62	20	42	210%
Services	227	213	14	7%
Content & Entertainment	3,910	3,405	505	15%
Corporate	1,738	3,854	(2,116)	(55)%
	$6,095	$7,610	$(1,515)	(20)%

Since the third quarter of the fiscal year ended March 31, 2016, we have been implementing certain restructuring initiatives to reduce our overall level of selling, general and administrative expenses. As a result, such expenses, particularly those related to our Corporate functions, have decreased substantially compared to the prior period. Reductions came primarily in the form of lower salaries through workforce reduction, including the elimination of an executive position, and lower consulting fees.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$4,136	$7,174	$(3,038)	(42)%
Phase II Deployment	1,881	1,881	—	—%
Content & Entertainment	69	88	(19)	(22)%
Corporate	185	285	(100)	(35)%
	$6,271	$9,428	$(3,157)	(33)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their ten-year useful lives through December 31, 2016. Furthermore, because the Phase I Deployment installation period ended in November 2007, several of our Phase I Systems will reach the end of their ten-year useful lives in fiscal year 2017 and, therefore, we expect depreciation and amortization expense to continue to decrease in the future.
Depreciation expense at Corporate decreased primarily because we terminated our capital lease agreement on the Pavilion Theater and wrote off the related asset in the third quarter of fiscal 2017. We recorded a $2.5 million gain in connection with terminating the Pavilion capital lease.

Interest expense, net, Debt Extinguishment and Debt Conversion Expenses

	For the Three Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$2,566	$3,032	$(466)	(15)%
Phase II Deployment	262	304	(42)	(14)%
Corporate	1,999	1,822	177	10%
	$4,827	$5,158	$(331)	(6)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances. In addition, in the third quarter ended December 31, 2016, we repaid the entire remaining balance of the 2013 Term Loans. While the repayment of the 2013 Term Loans did not have a significant impact on interest expense for the current period, it will significantly reduce interest expense related to our Phase I business in the future.

In connection with the repayment of the 2013 Term Loans, we wrote-off debt issuance costs and debt discounts and as a result, recognized a loss on extinguishment of debt of $0.7 million.

Interest expense at Corporate increased for the three months ended December 31, 2016 compared to the same period in the prior year resulting from interest expense and amortization of debt issuance costs associated with issuing $5.5 million of Second Secured Lien Loans in the second and third quarters of the current fiscal year. These increases were slightly offset by the reduced interest expense on our Convertible Notes. In December 2016, we entered into an exchange transaction, whereby we agreed to issue 450,000 of Class A Common Stock and warrants to purchase 200,000 shares of Class A Common Stock in exchange for $3.4 million of principle amount of the Convertible Notes. The exchanged notes were immediately canceled. While the Convertible Notes exchange transaction did not have a significant impact on interest expense for the current period, it will reduce interest expense in our Corporate segment going forward.

In connection with the Convertible Notes exchange transaction, we recorded debt conversion expenses of $0.4 million in the third quarter of our fiscal year ended December 31, 2016.

Income Tax Expense

We recorded income tax expense of $33.0 thousand for the three months ended December 31, 2016, primarily related to Phase I Deployment business, compared to $0.5 million for the three months ended December 31, 2015. The decrease in income tax expense compared to the prior period, reflects a reduction of taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) decreased 21% compared to the three months ended December 31, 2015. Adjusted EBITDA from our non-deployment businesses was $2.0 million for the three months ended December 31, 2016 and $1.9 million for the three months ended December 31, 2015. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our Content & Entertainment business, partially offset by savings from our restructuring initiatives which began to be implemented in the third quarter of fiscal year 2016 and are expected to continue through the remainder fiscal year 2017.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended December 31,
($ in thousands)	2016	2015
Net loss	$(481)	$(1,976)
Add Back:
Income tax expense	33	470
Depreciation and amortization of property and equipment	6,271	9,428
Amortization of intangible assets	1,395	1,463
Gain on termination of capital lease	(2,535)	—
Interest expense, net	4,827	5,158
Loss on extinguishment of debt	1,099	—
Other income, net	126	(274)
Change in fair value of interest rate derivatives	(39)	(34)
Provision for doubtful accounts	416	—
Stock-based compensation and expenses	344	350
Goodwill impairment	—	—
Restructuring, transition and acquisition expenses, net	22	576
Professional fees pertaining to activist shareholder proposals and compliance	—	56
Litigation settlement recovery, net of related expenses	—	(225)
Net loss attributable to noncontrolling interest	18	(487)
Adjusted EBITDA	$11,496	$14,505

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(6,017)	$(9,055)
Amortization of intangible assets	(11)	(12)
Provision for doubtful accounts	(416)	—
Income from operations	(3,093)	(3,574)
Adjusted EBITDA from non-deployment businesses	$1,959	$1,864

Results of Operations for the Nine Months Ended December 31, 2016 and December 31, 2015

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$26,022	$27,856	$(1,834)	(7)%
Phase II Deployment	9,448	9,252	196	2%
Services	9,042	8,898	144	2%
Content & Entertainment	26,288	35,234	(8,946)	(25)%
	$70,800	$81,240	$(10,440)	(13)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning revenue compared to the prior year period. Since December of 2015, 1,892 of our Phase I Systems, in Expired Theaters, have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios. The number of Expired Theaters as of December 31, 2016 represents 47% of the theaters in which we have Phase I Systems installed. By the end of our current fiscal year ending March 31, 2017, we expect that 58% of the theaters in which Phase I Systems are installed will become Expired Theaters and therefore cease to earn VPF revenues from certain major studios. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in our fiscal year ending Mach 31, 2018. The number of titles released on our Phase I and Phase II Systems in the third quarter of fiscal 2017 was slightly higher compared the prior period. While each year-to-date period reflects seven blockbuster titles released on our Systems, the current period reflects 99 total titles released, compared to 94 titles in the prior period.

Revenue generated by our Services segment decreased primarily as a result of the lower VPF revenues earned by our Phase I Deployment business. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments and therefore we expect this segment's revenues to continue to decrease in proportion to the revenues generated by our Phase I business as a result of Expired Theaters and the resulting reduction of VPF revenues.

Revenues at our Content & Entertainment segment decreased due to lower overall sales and distribution volumes for physical product and a change in the mix of content sold. Our traditional DVD and Blu-ray business continues to be negatively impacted by changing consumer behaviors, in favor of content that is digitally downloaded. Our product mix shifted significantly toward licensed content in the current period, which earns lower fees than our owned content.

The decline in physical product sales was partially offset by a $1.1 million increase in sales related to OTT content. However, we continued to see industry leaders focusing much of their capital on their own original productions, rather than acquiring third-party OTT content. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels that can be sold digitally. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$770	$899	$(129)	(14)%
Phase II Deployment	270	257	13	5%
Services	6	8	(2)	(25)%
Content & Entertainment	16,834	23,028	(6,194)	(27)%
	$17,880	$24,192	$(6,312)	(26)%

Direct operating expenses decreased in the nine months ended December 31, 2016 compared to the prior period, primarily resulted from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to theatrical releasing, marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2017 fiscal year and less on theatrical film releases, as we had in the prior period.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$407	$456	$(49)	(11)%
Phase II Deployment	144	84	60	71%
Services	529	648	(119)	(18)%
Content & Entertainment	11,486	14,401	(2,915)	(20)%
Corporate	5,200	10,348	(5,148)	(50)%
	$17,766	$25,937	$(8,171)	(32)%

Since the third quarter of the fiscal year ended March 31, 2016, we have been implementing certain restructuring initiatives to reduce our overall level of selling, general and administrative expenses. As a result, such expenses, particularly those in our Content & Entertainment and Corporate segments, have decreased substantially compared to the prior period. Compared to the prior year-to-date period, we reduced expenses across a substantial portion of the items that we classify as selling, general and administrative expenses, including wages, consulting and other professional fees and marketing. As a result of our workforce reduction, employee and related costs decreased $6.1 million compared to the same period in the prior year. Consulting and other fees decreased $1.5 million compared to the same period in the prior year.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$16,156	$21,478	$(5,322)	(25)%
Phase II Deployment	5,642	5,643	(1)	—%
Content & Entertainment	204	239	(35)	(15)%
Corporate	556	852	(296)	(35)%
	$22,558	$28,212	$(5,654)	(20)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their useful ten year lives through December 31, 2016. Furthermore, because the Phase I Deployment installation period ended in November 2007, several of our Phase I Systems will reach the end of their ten-year useful lives in fiscal year 2017 and, therefore, we expect depreciation and amortization expense to continue to decrease in the future.
Depreciation expense at Corporate decreased primarily because we terminated our capital lease agreement on the Pavilion Theater and wrote off the related asset in the third quarter of fiscal 2017. We recorded a $2.5 million gain in connection with terminating the Pavilion capital lease.

Interest expense, net, Debt Extinguishment and Debt Conversion expenses

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Phase I Deployment	$8,123	$9,288	$(1,165)	(13)%
Phase II Deployment	862	958	(96)	(10)%
Corporate	5,888	5,234	654	12%
	$14,873	$15,480	$(607)	(4)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances. In addition, in the third quarter ended December 31, 2016, we repaid the entire remaining balance of the 2013 Term Loans. While the repayment of the 2013 Term Loans did not have a significant impact on interest expense for the current period, it will significantly reduce interest expense related to our Phase I business in the future.

In connection with the payment of the 2013 Term Loans, we wrote-off debt issuance costs and debt discounts and as a result, recognized a loss on extinguishment of debt of $0.7 million.

Interest expense at Corporate increased for the nine months ended December 31, 2016 compared to the same period in the prior year primarily resulting from interest expense and amortization of debt issuance costs associated with issuing $5.5 million of Second Secured Lien Loans in the second and third quarters of the current fiscal year. In addition, the current period contains a full nine months of interest expense related to the Convertible Notes (including amortization of debt issuance costs), compared to only eight months in the same period of the prior year.

In December 2016, we entered into an exchange transaction, whereby we agreed to issue 450,000 of Class A Common Stock and warrants to purchase 200,000 shares of Class A Common Stock in exchange for $3.4 million of principle amount of the Convertible Notes. The exchanged notes were immediately canceled. While the Convertible Notes exchange transaction did not have a significant impact on interest expense for the current period, it will reduce interest expense in our Corporate segment going forward.

In connection with the Convertible Notes exchange transaction, we recorded debt conversion expense of $0.4 million in the third quarter of our fiscal year ended December 31, 2016.

Income Tax Expense

We recorded income tax expense from operations of $0.1 million for each of the nine months ended December 31, 2016 and December 31, 2015, primarily related to Phase I Deployment business. Income tax expense was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) increased 8% compared to the nine months ended December 31, 2015. Adjusted EBITDA from our non-deployment businesses was $2.8 million during the nine months ended December 31, 2016, compared to an EBITDA loss of $1.3 million for the nine months ended December 31, 2015. The increase in adjusted EBITDA compared to the prior period primarily reflects lower operating expenses in our Content & Entertainment business and Corporate due to the restructuring initiatives that we began to implement in the third quarter of fiscal year 2016 and are expected to continue through the remainder of fiscal year 2017.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015
Net loss	$(5,539)	$(36,369)
Add Back:
Income tax expense	143	470
Depreciation and amortization of property and equipment	22,558	28,212
Amortization of intangible assets	4,322	4,385
Gain on termination of capital lease	(2,535)	—
Interest expense, net	14,873	15,480
Loss on extinguishment of debt	1,099	931
Other income, net	(140)	(506)
Change in fair value of interest rate derivatives	(104)	32
Provision for doubtful accounts	416	339
Stock-based compensation and expenses	1,364	1,423
Goodwill impairment	—	18,000
Restructuring, transition and acquisition expenses, net	132	772
Professional fees pertaining to activist shareholder proposals and compliance	—	856
Litigation settlement recovery, net of related expenses	—	(635)
Net loss attributable to noncontrolling interest	54	688
Adjusted EBITDA	$36,643	$34,078

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(21,798)	$(27,121)
Amortization of intangible assets	(34)	(31)
Provision for doubtful accounts	(416)	(339)
Income from operations	(11,631)	(7,921)
Adjusted EBITDA from non-deployment businesses	$2,764	$(1,334)

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

In April 2015, the FASB issued new guidance related to the customer’s accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have adopted this guidance as of December 31, 2016 with no material impact to our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. This guidance is effective for the Company as of the first quarter of its fiscal year ending March 31, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after April 1, 2017. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

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

We may continue to generate net losses in the future primarily due to depreciation and amortization, interest on notes payable, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by our debt agreements may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from certain of our Phase I and Phase II subsidiaries. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG businesses. We may seek to raise additional capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of December 31, 2016 was $59.6 million and $12.3 million for our Phase I and Phase II Deployment segments, respectively, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreement

The Cinedigm Credit Agreement allows for us to borrow revolving loans of up to $19.8 million, subject to certain liquidity requirements. As of December 31, 2016, $19.6 million of the revolving loans was drawn upon with $0.2 million available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and mature on March 31, 2018.

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

On December 22, 2016, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A common stock, par value $0.001 per share, and warrants to purchase 200,000 shares of Common Stock in exchange for $3.4 million principal amount of the Convertible Notes. The exchanged notes were immediately canceled. The warrants, which become exercisable six months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions. The exchange was consummated on December 23, 2016.

On February 8, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A common stock and notes in the principal amount of $1.4 million pursuant to the Second Lien Loan Agreement entered into in July 2016 in exchange for $4.0 million principal amount of 5.5% Convertible Notes with the holder of such Convertible Notes. The exchange was consummated on February 14, 2017 and the exchanged Convertible Notes were immediately canceled upon their surrender.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes") and warrants to purchase 150,000 shares of Class A Common Stock to such investors.. The principal amount outstanding under the 2013 Notes is due on October 21, 2018 and the notes bear interest at 9.0% per annum, payable in quarterly installments.

During the nine months ended December 31, 2016, we borrowed an aggregate principal amount of $5.5 million under the Second Secured Loans ("Loan Agreements"), including $4.0 million borrowed from Ronald L. Chez, a member of our Board of Directors, and $0.5 million borrowed from our Chairman of the Board of Directors and Chief Executive Officer. The Loan Agreements mature in 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. The Loan Agreements may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment. We are permitted to issue additional notes in an aggregate amount of $9.5 million above our current level of borrowings.

In addition, as discussed in more detail in Note 6 - Notes Payable of Item 8 - Financial Statements, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
($ in thousands)	2016	2015
Net cash provided by operating activities	$24,612	$15,078
Net cash used in investing activities	(380)	(1,416)
Net cash used in financing activities	(32,882)	(6,424)
Net change in cash and cash equivalents	$(8,650)	$7,238

As of December 31, 2016, we had cash and restricted cash balances of $17.8 million.

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decrease in the fourth quarter of our current fiscal year as more Phase I Systems reach the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $19.8 million, of which $0.2 million was available for borrowing as of December 31, 2016. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Although our revenues decreased in the nine months ended December 31, 2016 compared to the prior period, the restructuring initiatives that we instituted beginning in the third quarter of fiscal 2016 have substantially offset the impact of reduced revenues on our cash flows from operations. We reduced selling, general and administrative expenses by $8.2 million compared to the same period in the prior year and have undertaken initiatives to reduce cash operating expenses further in the future, including relocating our office from Century City, California to Sherman Oaks, California, which is expected to reduce operating expenses by $0.7 million annually. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the nine months ended December 31, 2016, cash flows used in financing activities primarily reflects payments of $42.1 million on our long-term debt arrangements, including the payoff of the 2013 Term Loans in the third fiscal quarter of 2017, and payments (net of borrowings) of $2.3 million on our revolving credit facility. The payments on our long-term debt arrangements were offset by borrowings of $5.5 million in connection with our Second Secured Lien Loans.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of December 31, 2016:

	Payments Due
Contractual Obligations (in thousands)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Long-term recourse debt	$90,766	$—	$30,195	$—	$60,571
Long-term non-recourse debt (1)	74,776	7,514	4,820	62,442	—
Capital lease obligations	95	87	8	—	—
Debt-related obligations, principal	$165,637	$7,601	$35,023	$62,442	$60,571

Interest on recourse debt	$63,491	$2,423	$7,766	$6,662	$46,640
Interest on non-recourse debt (1)	30,105	7,366	14,039	8,700	—
Interest on capital leases	2	2	—	—	—
Total interest	$93,598	$9,791	$21,805	$15,362	$46,640
Total debt-related obligations	$259,235	$17,392	$56,828	$77,804	$107,211

Total non-recourse debt including interest	$104,881	$14,880	$18,859	$71,142	$—
Operating lease obligations	$6,426	$427	$2,685	$2,714	$600

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

Item 4. CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2016. Management concluded that, due to the on-going remediation associated with the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 ("2016 Form 10-K"), our disclosure controls and procedures were ineffective as of December 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the nine months ended December 31, 2016, and, other than those remediation efforts described in "Management's Remediation Initiatives" in Item 9A of our 2016 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under 9A of our 2016 Form 10-K we have implemented, or are in the process of implementing, a broad range of remedial procedures to address the material weakness in our internal control over financial reporting identified in our 2016 Form 10-K. Our efforts to improve our internal controls are on-going and focused on:

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

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of those remedial measures through the date of this Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2016 and the remedial measure undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2016 Form 10-K.

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

CINEDIGM CORP.

Date:	February 14, 2017	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 14, 2017	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.