Form 10-K
period 2017-03-31
Cinedigm Corp.
filed 2017-06-29
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2017

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
☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $2.03 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2016, was $13,713,062. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 26, 2017, 12,386,353 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 1,179,138 shares subject to our forward purchase transaction.

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

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ZDF, Shout! Factory, NFL, NHL and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD") and (ii) packaged distribution of DVD and Blu-ray discs to wholesalers and retailers with sales coverage to over 60,000 brick and mortar storefronts, including Walmart, Target, Best Buy and Amazon. In addition, we operate a growing number of branded and curated over-the-top ("OTT") entertainment channels, including Docurama, CONtv and Dove Channel.

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and Canada, and in Australia and New Zealand. Our Services segment provides fee-based support to over 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated OTT digital network business providing entertainment channels, applications and distribution services.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2017, we had approximately $63.8 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $84.3 million of outstanding debt principal, as of March 31, 2017 that is attributable to our Content & Entertainment and Corporate segments.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in the United States as well as an innovator and leader in the quickly evolving OTT digital network business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, iTunes, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award-winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Shout! Factory and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our OTT digital network business. Our first channel, Docurama, launched in May 2014 as an advertising-supported video on demand service ("AVOD") across most Internet connected devices and now contains hundreds of documentary films to stream. In December 2015, we successfully transitioned Docurama to a subscription video on demand ("SVOD") service with its launch on Amazon Prime. In March 2015, Wizard World, Inc. and we launched CONtv, a fandom and pop culture entertainment targeted lifestyle channel and "Freemium" service with both AVOD and SVOD components. Our Freemium business model provides users with free content and the ability to upgrade to a selection of premium services by paying subscription fees. CONtv is one of the largest Freemium OTT channels available in terms of hours of content, with over 3,000 hours of film and television episodes, including original programs and live coverage of Comic-Con and pop culture events from around the country. In the fall of 2015, we introduced our third OTT channel, Dove Entertainment Channel, which is a family entertainment service providing high-quality film and television programs approved by the Dove Foundation. In February 2017, we announced our fourth channel, Wham Network, which is an entertainment, news and lifestyle channel targeting the eSports industry. Wham Network is expected to launch in the Fall of 2017.

We distribute our OTT content in two distinct ways: direct to consumer, through major application platforms such as the Internet, iOS, Android, Roku, AppleTV, Amazon Fire, and Samsung; and through third party distributors of content on emerging platforms such as Amazon Prime.

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

Our Strategy

Direct to consumer digital distribution of film and television content over the Internet is rapidly growing. We believe that our large library of film and television episodes, long-standing relationships with digital platforms, up-to-date technologies and three years of experience operating OTT channels, will allow us to continue to build a diversified portfolio of narrowcast OTT channels that generate recurring revenue streams from advertising, merchandising and subscriptions. We plan to launch niche channels that make use of our existing library of titles, while partnering with strong brands that bring name recognition, marketing support and an existing customer base for new channel opportunities.

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have added acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, to our traditional catalog based titles business. In recent years, we acquired the distribution rights to a variety of new and original films. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing infrastructure and library, in partnership with well-known brands, to distribute our content direct-to-consumers.

We believe that we are well positioned to succeed in the OTT channel business for the following key reasons:

•
Three years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences,

•	The enormous depth and breadth of our almost 50,000 title film and television episode library,

•	Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices,

•	Our marketing expertise,

•	Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses,

•	Our strengthened capital base, and

•	Our experienced management team

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.
Customers

For the fiscal year ended March 31, 2017, two customers, Walmart and Amazon, represented 10% or more of CEG's revenues and one of these customers represented approximately 34% of our consolidated revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment segment are as follows:

•	Anchor Bay Entertainment

•	Entertainment One (eOne) Ltd.

•	IFC Entertainment

•	Lionsgate Entertainment

•	Magnolia Pictures

•	Pureflix

•	RLJ Entertainment, Inc.

•	Warner Brothers Digital Networks

•	AMC Networks

DEPLOYMENT

Our Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of March 31, 2017, we are no longer earning virtual print fees ("VPFs") revenues from certain major studios on 2,467 of such systems.

Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”)
Financing vehicles and administrators for our 8,904 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC. We retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2017, Phase I Deployment had 3,724 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2017, Phase II Deployment had 8,904 of such Systems installed.

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2017, 2,467 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios, representing approximately 66% of the total Systems in our Phase I Deployment. By December 2017, we expect that nearly all of our Phase I Deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn VPFs from other distributors and ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms, or; (3) purchase the Systems from us at fair-market-value.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2017, our Phase II Deployment segment also entered into master license agreements with 434 exhibitors and CDF2 covering 8,992 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2017, we had 8,904 Phase 2 DC Systems installed, including 6,428 screens under the exhibitor-buyer structure ("Exhibitor-Buyer Structure"), 1,050 screens covering 10 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,421 screens covering 179 exhibitors through CDF2, and 22 screens under other arrangements with two exhibitors.

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

Our Phase II Deployment agreements with distributors require payment of VPFs for ten years from the date that each system is installed; however, we may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by us have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs,” as defined, subject to maximum agreed upon amounts during the four-year roll-out period and thereafter. Furthermore, if cost recoupment occurs before the end of the eighth contract year, a one-time “cost recoupment bonus” is payable to us by the studios. Cash flows, net of expenses, received by our Phase II Deployment business, following the achievement of cost recoupment, must be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment.

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

Customers

Phase I and Phase II Deployment customers are mainly motion picture studios and theatrical exhibitors. For the fiscal year ended March 31, 2017, 5 customers, 20th Century Fox, Warner Brothers, Disney Worldwide Services, Universal Pictures and Sony Pictures Releasing Corporation, each represented 10% or more of Phase 1 DC's revenues and together generated 58%, 64% and 21% of Phase 1 DC's, Phase 2 DC's and consolidated revenues, respectively. No single Phase 1 DC or Phase 2 DC customer comprised more than 10% of our consolidated accounts receivable. We expect to continue to conduct business with each of these customers during the fiscal year ending March 31, 2018.

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

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,724 screens in the Phase 1 Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 8,904 Phase 2 Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase 2 service fees are subject to an annual limitation under the terms of our agreements with motion picture studios, and are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase 2 Systems. As a result, the annual service fee limitation is variable until these fees are paid.

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

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 530 screens as of March 31, 2017.

Customers

For the fiscal year ended March 31, 2017, no customer comprised more than 10% of Services' revenues or accounts receivable.

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

As we expand our servicing platform internationally, additional competitors beyond those listed above consist of Arts Alliance, Inc., a leading digital cinema servicer focused on the European markets, GDC, as well as other potential local start-ups seeking to service a specific international market. We typically seek to partner with a leading local entity to combine our efficient servicing infrastructure and strong studio relationships with the necessary local market expertise and exhibitor relationships.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2017, we had 114 employees, with 8 part-time and 106 full-time, of which 11 are in sales and marketing, 57 are in operations, and 38 are in executive, finance, technology and administration functions.

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
We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets, including:

•	limited operating experience;

•	net losses;

•	lack of sufficient customers or loss of significant customers;

•	a changing business focus;

•	the downward trend in sales of physical DVD and Blu-ray discs;

•	rapidly-changing technology for some of the products and services we offer; and

•	difficulties in managing potentially rapid growth.

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

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.
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

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In fiscal year ended March 31, 2016, we recorded a goodwill impairment charge of $18.0 million in our Content & Entertainment operating segment. See Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill or other intangible assets is determined which could adversely affect our results of operations.

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
We now have, and will continue to have, significant debt obligations. In October 2013, we entered into the Cinedigm Credit Agreement pursuant to which we borrowed Term Loans in the aggregate amount of $25.0 million and had the ability to borrow revolving loans and have letters of credit issued in an aggregate amount at any one time outstanding not to exceed $30.0 million. In April 2015, we repaid and terminated the term loan in its entirety, and in May 2016, we reduced the capacity of the revolving loans to $22.0 million and in July 2016, we further reduced the borrowing capacity of such loans to $19.8 million. The obligations under the Cinedigm Credit Agreement, as amended and restated, are with full recourse to Cinedigm. As of March 31, 2017, principal amount outstanding under the Cinedigm Credit Agreement was $19.6 million. Additionally, in October 2013, we issued $5.0 million aggregate principal amount of subordinated notes (the “2013 Notes”), which debt is unsecured and subordinate to the debt under the Cinedigm Credit Agreement. In April 2015, we issued $64.0 million aggregate principal amount of 5.5% Convertible Senior Notes due 2035 (the “Convertible Notes”), of which $50.6 million is outstanding as of March 31, 2017. The Convertible Notes are unsecured and subordinate to the debt under the Cinedigm Credit Agreement and senior to the 2013 Notes. In July, September and October 2016 and January and February 2017, we issued $9.0 million aggregate principal amount of 12.75% Second Secured Lien Notes due 2019 (the “Second Secured Lien Notes,” which debt is secured on a second lien basis and is subordinate to the debt under the Cinedigm Credit Agreement, pari passu (other than as to the collateral) with the Convertible Notes and senior to the 2013 Notes.
As of March 31, 2017, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $63.8 million, none of which is guaranteed by Cinedigm Corp. or our subsidiaries, other than CDF I with respect to the Phase I Credit Agreement, DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, and Phase 2 B/AIX with respect to the KBC Agreements. In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness ($54.7 million as of March 31, 2017) pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.
We also had capital lease obligations covering a facility and computer equipment with an aggregate principal amount of $0.1 million as of March 31, 2017. On October 28, 2016, we entered into an agreement to fully terminate our lease obligation on the Pavilion Theater, a facility that was accounted for as a capital lease and for which we were considered the primary obligor. Contemporaneously, we also terminated a sublease agreement that we had with the tenant of the Pavilion Theater.
In February 2013, DC Holdings LLC, our wholly owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130.0 million of which $5.0 million was assigned to DC Holding LLC. As of March 31, 2017, the outstanding principal amount of the Prospect Loan was $54.7 million. In November 2016, the Phase I Credit Agreement was repaid in full, and accordingly no amount remains outstanding as of March 31, 2017. Phase 2 B/AIX, our indirect wholly owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $65.3 million in the aggregate. As of March 31, 2017, the outstanding principal balance under the KBC Agreements was $8.6 million in the aggregate.
The obligations and restrictions under the Cinedigm Credit Agreement, the Prospect Loan, the KBC Agreements and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and

•
requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2017, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $22.0 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate. These facilities are non-recourse to Cinedigm and our subsidiaries, excluding our VIE, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment it made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2017 was $18.7 million. We have no obligation to fund the operating loss or the deficit beyond its initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2017 and 2016.
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
Based on our current level of operations and in conjunction with the cost reduction measures that we have recently implemented and continue to implement, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2018. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

•	reducing capital expenditures;

•	reducing our overhead costs and/or workforce;

•	reducing research and development efforts;

•	selling assets;

•	restructuring or refinancing our remaining indebtedness; and

•	seeking additional funding.

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2017, we had negative working capital, defined as current assets less current liabilities, of $15.4 million, and cash and cash equivalents and restricted cash totaling $13.6 million; we have total stockholders' deficit of $70.7 million; however, during the fiscal year ended March 31, 2017, we generated $31.7 million of net cash flows from operating activities.
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
As of March 31, 2017, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of the Class A common stock, beneficially own, directly or indirectly, in the aggregate, approximately 51.3% of our outstanding Class A common stock. In particular, Chris McGurk, our Chairman and Chief Executive Officer, owns 510,740 shares of Class A common stock and has stock options to purchase 600,000 shares of Class A common stock, all of which are vested. If all the options were exercised, Mr. McGurk would own 1,110,740 shares or approximately 8.9% of the then-outstanding Class A common stock. In addition, Ronald L. Chez, a former director and a current strategic advisor to the Board, owns 1,362,171 shares of Class A common stock and warrants to purchase 297,500 shares of Class A common stock. If such warrants were exercised, Mr. Chez would own 1,659,671 shares or approximately 13.7% of the Class A common stock.
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
Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We currently have employment agreements with our chief executive officer. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.
If we do not respond to future changes in technology and customer demands, our financial position, prospects and results of operations may be adversely affected.
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
The demand for DVD products is declining, and we anticipate that this decline will continue. We anticipate, however, that the distribution of DVD products will continue to generate positive cash flows for the Company for the foreseeable future. Should a decline in consumer demand be greater than we anticipate, our business could be adversely affected.
We have concentration in our digital cinema business with respect to our major motion picture studio customers, and the loss of one or more of our largest studio customers could have a material adverse effect on us.
Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC. Together these studios generated 58%, 64%, and 21% of Phase 1 DC’s, Phase 2 DC’s and our consolidated revenues, respectively, for the fiscal year ended March 31, 2017.
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

Risks Related to our Class A Common Stock

The liquidity of the Class A common stock is uncertain; the limited trading volume of the Class A common stock may depress the price of such stock or cause it to fluctuate significantly.

Although the Class A common stock is listed on Nasdaq, there has been a limited public market for the Class A common stock and there can be no assurance that a more active trading market for the Common Stock will develop. As a result, you may not be able to sell your shares of Class A common stock in short time periods, or possibly at all. The absence of an active trading market may cause the price per share of the Class A common stock to fluctuate significantly.
Substantial resales or future issuances of our Class A common stock could depress our stock price.

The market price for the Class A common stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of the Class A common stock in the public market or even the perception that such resales or issuances could occur, including resales of the shares being registered hereunder pursuant to the registration statement of which this prospectus supplement is a part. In addition, we have outstanding a substantial number of options, warrants and other securities convertible into shares of Class A common stock that may be exercised in the future. Certain holders of our securities, including with respect to shares of Class A common stock issuable in exchange for warrants, have demand and piggy-back registration rights. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.
You will incur substantial dilution as a result of certain future equity issuances.

We have a substantial number of options, warrants and other securities currently outstanding which may be immediately exercised or converted into shares of Class A common stock. To the extent that these options, warrants or similar securities are exercised or converted, or to the extent we issue additional shares of Class A common stock in the future, as the case may be, there will be further dilution to holders of shares of the Class A common stock.
Our issuance of preferred stock could adversely affect holders of Class A common stock.

Our board of directors is authorized to issue series of preferred stock without any action on the part of our holders of Class A common stock. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Class A common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stock, the rights of holders of our Class A common stock or the price of our Class A common stock could be adversely affected.
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
We have no present intention of paying dividends on our Class A common stock.

We have never paid any cash dividends on our Class A common stock and have no present plans to do so. As a result, you may not receive any return on an investment in our Class A common stock unless you sell the shares for a price greater than that which you paid for them

ITEM 2.  PROPERTY

We operated from the following leased properties at March 31, 2017.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Sherman Oaks, California	11,600	March 2022	Primary operations, sales, marketing and administrative offices for our Content & Entertainment Group. In addition, certain operations and administration for our other business segments.
Manhattan Borough of New York City	16,500	July 2017	Corporate executive and administrative headquarters. Shared between all business segments.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2017		2016
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$2.70	$1.21	$15.80	$7.10
July 1 – September 30	$2.40	$0.90	$7.40	$5.20
October 1 – December 31	$2.35	$1.27	$6.80	$2.50
January 1 – March 31	$1.69	$1.25	$3.10	$2.10
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on June 26, 2017 was $2.08 per share. As of June 26, 2017, there were 108 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

No shares of Class B Common Stock are currently outstanding. On September 13, 2012, we amended our Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors. The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2017.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the three months ended March 31, 2017.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2017	2016	2015	2014	2013
Revenues	$90,394	$104,449	$105,484	$104,328	$81,092
Direct operating (exclusive of depreciation and amortization shown below)	25,121	31,341	30,109	28,920	8,515
Selling, general and administrative	23,776	33,367	31,120	26,333	20,805
Provision (benefit) for doubtful accounts	1,213	789	(206)	394	478
Restructuring, transition and acquisitions expenses, net	87	1,130	2,638	1,533	857
Goodwill impairment	—	18,000	6,000	—	—
Litigation and related, net of recovery in 2016	—	(2,228)	1,282	—	—
Depreciation and amortization of property and equipment	27,722	37,344	37,519	37,289	36,359
Amortization of intangible assets	5,718	5,852	5,864	3,473	1,538
Total operating expenses	83,637	125,595	114,326	97,942	68,552
(Loss) income from operations	6,757	(21,146)	(8,842)	6,386	12,540

Interest income	73	82	101	98	48
Interest expense	(19,068)	(20,642)	(19,899)	(19,755)	(28,314)
Debt prepayment fees	—	—	—	—	(3,725)
Loss on extinguishment of notes payable	(1,063)	(931)	—	—	(7,905)
Debt conversion expense	(4,352)	—	—	—	—
Gain on termination of capital lease	2,535	—	—	—	—
(Loss) income on investment in non-consolidated entity	—	—	—	(1,812)	322
Other income, net	31	513	105	444	654
Change in fair value of interest rate derivatives	142	(40)	(441)	679	1,231
Loss from continuing operations before benefit from income taxes	(14,945)	(42,164)	(28,976)	(13,960)	(25,149)
Income tax (expense) benefit	(252)	(345)	—	—	4,944
Loss from continuing operations	(15,197)	(42,509)	(28,976)	(13,960)	(20,205)
Income (loss) from discontinued operations	—	—	100	(11,904)	(861)
Loss on sale of discontinued operations	—	—	(3,293)	—	—
Net loss	(15,197)	(42,509)	(32,169)	(25,864)	(21,066)
Net loss attributable to noncontrolling interest	68	767	861	—	—
Net loss attributable to Cinedigm Corp.	(15,129)	(41,742)	(31,308)	(25,864)	(21,066)
Preferred stock dividends	(356)	(356)	(356)	(356)	(356)
Net loss attributable to common shareholders	$(15,485)	$(42,098)	$(31,664)	$(26,220)	$(21,422)
Basic and diluted net loss per share from continuing operations	$(1.92)	$(6.51)	$(3.71)	$(2.51)	$(4.33)
Shares used in computing basic and diluted net loss per share (1)	8,049,160	6,467,978	7,678,535	5,708,432	4,751,717

(1)
We incurred net losses for all periods presented and, therefore, the impact of potentially dilutive common stock equivalents and convertible notes have been excluded from the computation of net loss per share from continuing operations as their impact would be anti-dilutive.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2017	2016	2015	2014	2013
Cash and cash equivalents and restricted cash	$13,566	$34,464	$25,750	$56,966	$20,199
Working capital (deficit)	$(15,411)	$1,012	$(30,871)	$(5,002)	$(17,497)
Total assets	$151,334	$209,398	$273,017	$336,719	$272,825
Notes payable, non-recourse	$61,104	$112,312	$151,360	$190,874	$230,927
Total stockholders' (deficit) equity of Cinedigm Corp.	$(69,489)	$(71,842)	$(18,959)	$10,227	$(17,314)
Other Financial Data:
Net cash provided by operating activities	$31,699	$25,504	$9,211	$39,594	$29,369
Net cash provided by (used in) investing activities	$(486)	$(1,389)	$1,197	$(52,009)	$(4,250)
Net cash (used in) provided by financing activities	$(44,128)	$(17,633)	$(41,624)	$49,182	$(29,514)

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2017, 2,467 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios, representing approximately 66% of the total Systems in our Phase I Deployment. By December 2017, we expect that nearly all of our Phase I Deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of March 31, 2017, we had approximately $63.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $84.3 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

Liquidity

We have incurred consolidated net losses of $15.2 million and $42.5 million for the years ended March 31, 2017 and 2016, respectively. We have an accumulated deficit of $360.4 million as of March 31, 2017.  In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at March 31, 2017, (ii) implemented and planned cost reduction initiatives, and (iii) the availability of debt financing secured in the current fiscal year, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated financial statements are available to be issued.  Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. We have entered into a transaction with a strategic partner (See Note 12 - Subsequent Events to the Consolidated Financial Statements included in Item 8) that will satisfy the Company’s future contractual obligations, liquidity and cash flow needs.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2017 and 2016, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property and equipment.

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

We did not record goodwill impairment in connection with our annual testing in the fourth quarter ended March 31, 2017. In determining fair value we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

During the year ended March 31, 2016, we recorded a goodwill impairment charge of $18.0 million. The goodwill impairment recorded in fiscal year 2016 was primarily a result of reduced expectations of future cash flows to be generated by our CEG reporting unit, reflecting the continuing decline in consumer demand for packaged goods in favor of films in downloadable form and slower than expected growth in our OTT channel business.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

Results of Operations for the Fiscal Years Ended March 31, 2017 and 2016

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$32,068	$36,488	$(4,420)	(12.1)%
Phase II Deployment	12,538	12,257	281	2.3%
Services	11,611	11,782	(171)	(1.5)%
Content & Entertainment	34,177	43,922	(9,745)	(22.2)%
	$90,394	$104,449	$(14,055)	(13.5)%

Decreased revenues in our combined Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning revenue compared to the prior year period. Since December of 2015, 2,467 of our Phase I Systems have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios. The number of theatres as of March 31, 2017 represents 66% of the total Systems in our Phase I Deployment. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in our fiscal year ending Mach 31, 2018. The number of titles released on our Phase I and Phase II Systems in the 2017 fiscal year was slightly higher compared the prior period. While each year-to-date period reflects a similar number of blockbuster titles released on our Systems, the current period reflects 107 total titles released, compared to 101 titles in the prior period.

Revenue generated by our Services segment decreased primarily as a result of the lower VPF revenues earned by our Phase I Deployment business. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II Deployment segments and therefore we expect this segment's revenues to continue to decrease in proportion to the revenues generated by our Phase I business as a result of reduced VPF revenues.

Revenues at our Content & Entertainment segment decreased due to lower overall sales and distribution volumes for physical product and a change in the mix of content sold. Our traditional DVD and Blu-ray business continues to be negatively impacted by changing consumer behaviors in favor of content that is digitally downloaded. Our product mix shifted significantly toward licensed content in the current period, which earns lower fees than our owned content.

The decline in physical product sales was partially offset by a $1.5 million increase in sales related to OTT content. However, we continued to see industry leaders focusing much of their capital on their own original productions, rather than acquiring third-party OTT content. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels that can be sold digitally. At the end of fiscal year 2015, we launched CONtv in cooperation with Wizard World, Inc., and in the second quarter of fiscal year 2016 we launched the Dove Channel, which targets families and kids seeking high quality and family friendly content approved by the Dove Foundation.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$1,052	$1,108	$(56)	(5.1)%
Phase II Deployment	388	315	73	23.2%
Services	10	10	—	—%
Content & Entertainment	23,671	29,908	(6,237)	(20.9)%
	$25,121	$31,341	$(6,220)	(19.8)%

Direct operating expenses decreased in the year ended March 31, 2017 compared to the prior year, primarily resulted from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to theatrical releasing, marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2017 fiscal year and less on theatrical film releases, as we had in the prior year.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$544	$661	$(117)	(17.7)%
Phase II Deployment	228	121	107	88.4%
Services	798	914	(116)	(12.7)%
Content & Entertainment	15,812	20,659	(4,847)	(23.5)%
Corporate	6,394	11,012	(4,618)	(41.9)%
	$23,776	$33,367	$(9,591)	(28.7)%

Since the third quarter of the fiscal year ended March 31, 2016, we have been implementing certain restructuring initiatives to reduce our overall level of selling, general and administrative expenses. As a result, such expenses, particularly those in our Content & Entertainment and Corporate segments, have decreased substantially compared to the prior period. Compared to the prior year-to-date period, we reduced expenses across a substantial portion of the items that we classify as selling, general and administrative expenses, including wages, consulting and other professional fees and marketing. As a result of our workforce reduction, employee and related costs decreased $6.2 million compared to the same period in the prior year. Consulting, professional fees, marketing expenses and other fees decreased $3.0 million compared to the same period in the prior year.

Restructuring Expenses

In the years ended March 31, 2017 and 2016, we recorded restructuring, transition and acquisition expenses, net, of $0.1 million and $1.1 million, respectively, related to a workforce reduction and restructuring initiative within our Content & Entertainment and Corporate reporting segments.

Goodwill Impairment

No goodwill impairment was recorded in the year ended March 31, 2017. In the year ended March 31, 2016, we recorded a goodwill impairment charge of $18.0 million. We reassessed the fair value of our CEG reporting unit in the second fiscal quarter of 2016 because the reporting unit continued to perform below the expectations that we established at the end of the prior fiscal year.

Litigation recovery, net of expenses

No litigation recoveries were recorded in the year ended March 31, 2017. In the year ended March 31, 2016, we recorded litigation recovery, net of expenses, of $2.2 million. The recovery in fiscal 2016 resulted from from a dispute related to a 2013 business acquisition.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$19,263	$28,446	$(9,183)	(32.3)%
Phase II Deployment	7,523	7,523	—	—%
Content & Entertainment	273	330	(57)	(17.3)%
Corporate	663	1,045	(382)	(36.6)%
	$27,722	$37,344	$(9,622)	(25.8)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their useful ten year lives through March 31, 2017. The remainder of the Systems will reach the end of their useful lives in fiscal year 2018, therefore, we expect depreciation and amortization expense to continue to decrease.
Depreciation expense at Corporate decreased primarily because we terminated our capital lease agreement on the Pavilion Theater and wrote off the related asset in the third quarter of fiscal 2017. We recorded a $2.5 million gain in connection with terminating the Pavilion capital lease.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$10,154	$12,217	$(2,063)	(16.9)%
Phase II Deployment	1,034	1,251	(217)	(17.3)%
Corporate	7,807	7,092	715	10.1%
	$18,995	$20,560	$(1,565)	(7.6)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances, the payoff of the 2013 Term Loans and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances.

In connection with the payment of the 2013 Term Loans, we wrote-off debt issuance costs and debt discounts and as a result, recognized a loss on extinguishment of debt of $0.7 million.

We issued $9.0 million of Second Secured Lien Notes in the year ended March 31, 2017 and as a result, interest expense at Corporate, including amortization of debt issuance costs, increased compared to the prior year. The increase in interest expense related to the Second Secured Lien Notes was partially offset by a $13.4 million reduction in the balance of our Convertible Notes, which resulted from a series of Convertible Notes exchange transactions, whereby we exchanged such balance of Convertible notes for 1,575,000 shares of Class A common stock (including 277,244 shares re-issued from treasury), warrants to purchase 200,000 shares of Class A common stock and $3.5 million of Second Secured Lien Notes.

In connection with the Convertible Notes exchange transactions, we recorded debt conversion expense of $4.4 million for the year ended March 31, 2017.

Income Tax Expense

We recorded income tax expense from operations of $0.3 million for the year ended March 31, 2017 and $0.3 million for the year ended March 31, 2016, primarily related to our Phase I Deployment business. Income tax expense was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) was comparable to the prior year. Adjusted EBITDA from our non-deployment businesses was $1.0 million for the year ended March 31, 2017, compared to an Adjusted EBITDA loss of $3.4 million for the year ended March 31, 2016. The increase in Adjusted EBITDA compared to the prior period primarily reflects lower operating expenses in our Content & Entertainment business and Corporate due to the restructuring initiatives that we started in the third quarter of fiscal year 2016 and completed in fiscal 2017.

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

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net loss as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2017	2016
Net loss	$(15,197)	$(42,509)
Add Back:
Income tax expense	252	345
Depreciation and amortization of property and equipment	27,722	37,344
Amortization of intangible assets	5,718	5,852
Gain on termination of capital lease	(2,535)	—
Interest expense, net	18,995	20,560
Loss on extinguishment of debt	1,063	931
Debt conversion expense	4,352	—
Other income, net	40	(513)
Change in fair value of interest rate derivatives	(142)	40
Provision for doubtful accounts	1,213	789
Stock-based compensation and expenses	1,726	1,832
Goodwill impairment	—	18,000
Restructuring, transition and acquisition expenses, net	87	1,130
Professional fees pertaining to activist shareholder proposals and compliance	—	816
Litigation recovery, net of expenses	—	(2,228)
Net loss attributable to noncontrolling interest	68	767
Adjusted EBITDA	$43,362	$43,156

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(26,786)	$(35,969)
Amortization of intangible assets	(46)	(46)
Provision for doubtful accounts	(946)	(339)
Restructuring, acquisitions and transition expenses	—	—
Income from operations	(14,616)	(10,186)
Adjusted EBITDA from non-deployment businesses	$968	$(3,384)

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

In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). This standard was adopted for the year ended March 31, 2017.

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. This guidance was effective for the Company for the year ended March 31, 2017 and did not have a significant impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable, we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact this accounting guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, which alters how a decision maker needs to consider indirect interest in a VIE held through an entity under common control. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, this accounting guidance will become effective for in our first quarter of fiscal year ending March 31, 2019, with early adoption permitted. We are currently evaluating the impact this accounting guidance will have on our consolidated financial statements.

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

We implemented cost reduction plans during fiscal years 2016 and 2017, which have achieved savings through personnel reductions, changes to occupancy costs and other related expenses.

Our business is primarily driven by the growth in global demand for video entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, there were approximately 43,500 domestic (United States and Canada) movie theatre screens and approximately 165,000 screens worldwide, of which approximately 42,500 of the domestic screens were equipped with digital cinema technology, and more than 12,000 of those screens contained our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary drivers of our revenues.

Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of March 31, 2017 was $54.7 million and $6.4 million for our Phase I and Phase II Deployment segments, respectively, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreement

The Cinedigm Credit Agreement allows for us to borrow revolving loans of up to $19.8 million, subject to certain liquidity requirements. As of March 31, 2017, $19.6 million of the revolving loans was drawn upon with $0.2 million available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and matures on March 31, 2018.

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

During the third and fourth quarters of the year ended March 31, 2017, we entered into exchange agreements pursuant to which we agreed to issue 1,575,000 shares of our Class A common stock (of which 277,244 shares were issued from treasury), par value $0.001 per share, warrants to purchase 200,000 shares of Common Stock and $3.5 million of Second Secured Lien Notes in exchange for $13.4 million principal amount of the Convertible Notes. The exchanged notes were immediately canceled. The warrants, which become exercisable six months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions. As a result of the exchange transactions, the outstanding balance of the Convertible Notes as of March 31, 2017 was $50.6 million.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes") and warrants to purchase 150,000 shares of Class A Common Stock to such investors. The principal amount outstanding under the 2013 Notes is due on October 21, 2018 and the notes bear interest at 9.0% per annum, payable in quarterly installments.

During the year ended March 31, 2017, we borrowed an aggregate principal amount of $9.0 million under the Second Secured Loans ("Loan Agreements"), including $4.0 million borrowed from Ronald L. Chez, at the time a member of our Board of Directors, and $0.5 million borrowed from Christopher J. McGurk, our Chairman of the Board of Directors and Chief Executive Officer. The Loan Agreements mature in 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. The Loan Agreements may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment. We are permitted to issue additional notes in an aggregate amount of $5.9 million above our current level of borrowings.

In addition, as discussed in more detail in Note 5 - Notes Payable of Item 8 - Financial Statements, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Our changes in cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2017	2016
Net cash provided by operating activities	$31,699	$25,504
Net cash used in investing activities	(486)	(1,389)
Net cash used in financing activities	(44,128)	(17,633)
Net (decrease) increase in cash and cash equivalents	$(12,915)	$6,482

As of March 31, 2017, we had cash and restricted cash balances of $13.6 million.

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decrease through November 2017 as more Phase I Systems reach the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our third and fourth fiscal quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. Timing and volume of our trade accounts payable can also be a significant factor impacting cash flows from operations. Although our revenues decreased for the year ended March 31, 2017 compared to the prior year, the restructuring initiatives that we instituted beginning in the third quarter of fiscal 2016 substantially offset the impact of reduced revenues on our cash flows from operations. We reduced selling, general and administrative expenses by $9.6 million compared to the prior year and have undertaken initiatives to reduce cash operating expenses further in the future, including relocating our office from Century City, California to Sherman Oaks, California, which will reduce operating expenses by $0.7 million annually. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the year ended March 31, 2017, cash flows used in financing activities primarily reflects payments of $55.4 million on our long-term debt arrangements, including the payoff of the 2013 Term Loans in the third fiscal quarter of 2017, and payments (net of borrowings) of $2.3 million on our revolving credit facility. The payments on our long-term debt arrangements were offset by borrowings of $9.0 million in connection with our Second Secured Lien Notes.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of March 31, 2017:

	Payments Due
Contractual Obligations (in thousands)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Long-term recourse debt	$77,197	$19,599	$7,027	$—	$50,571
Long-term non-recourse debt (1)	70,943	6,056	10,231	54,656	—
Capital lease obligations (3)	66	66	—	—	—
Debt-related obligations, principal	$148,206	$25,721	$17,258	$54,656	$50,571

Interest on recourse debt (1)	$58,597	$4,203	$12,673	$2,781	$38,940
Interest on non-recourse debt (2)	30,327	7,796	15,050	7,481	—
Interest on capital leases (3)	1	1	—	—	—
Total interest	$88,925	$12,000	$27,723	$10,262	$38,940
Total debt-related obligations	$237,131	$37,721	$44,981	$64,918	$89,511

Total non-recourse debt including interest	$101,270	$13,852	$25,281	$62,137	$—
Operating lease obligations	$4,931	$1,048	$2,070	$1,813	$—

(1)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse, with respect to defaults, is limited to the value of the asset that is collateral for the debt. The Prospect Loan is not guaranteed by us or our other subsidiaries, other than Phase 1 DC and DC Holdings and the KBC Facilities are not guaranteed by us or our other subsidiaries, other than Phase 2 DC.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on our debt obligations, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the terms of our debt obligations may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. We feel we are adequately financed for at least the next twelve months, however we may need to raise additional capital for working capital as deemed necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

Subsequent Events

On April 10, 2017, we entered into lease agreements for a new office facility at 45 West 36th Street, New York, New York, which will replace our current facility at 902 Broadway and coincide with the termination of such lease. The new agreements commence on July 1, 2017 and initially require minimum monthly lease payments of $33,250 with customary escalation clauses over the course of the contract, which terminates in April 2021.

On June 29, 2017, the company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of Company’s Class A common stock, par value $0.001 per share for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. The Company is also in advanced discussions with holders, representing approximately 99% by principal amount, of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, other securities of the Company or a combination thereof in order to decrease the debt obligations of the Company. Upon the issuance of the Shares, the strategic partner will own a majority of the outstanding Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company has entered into an escrow agreement with the strategic partner where $15.0 million in cash will be deposited with an escrow agent until the closing, assuming a condition is met. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings. In addition, as discussed further in Note 2 - Basis of Presentation and Consolidation and Note 4 - Other Interests to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cinedigm Corp.

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cinedigm Corp. and subsidiaries as of March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
June 29, 2017

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$12,566	$25,481
Accounts receivable, net	53,608	52,898
Inventory, net	1,137	2,024
Unbilled revenue	5,655	5,570
Prepaid and other current assets	13,484	15,872
Total current assets	86,450	101,845
Restricted cash	1,000	8,983
Property and equipment, net	33,138	61,740
Intangible assets, net	20,227	25,940
Goodwill	8,701	8,701
Debt issuance costs, net	260	894
Other long-term assets	1,558	1,295
Total assets	$151,334	$209,398
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$73,679	$68,517
Current portion of notes payable, non-recourse	6,056	29,074
Current portion of notes payable	19,599	—
Current portion of capital leases	66	341
Current portion of deferred revenue	2,461	2,901
Total current liabilities	101,861	100,833
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $2,701 and $4,577, respectively	55,048	83,238
Notes payable, net of current portion and unamortized debt issuance costs of $5,340 and $3,989, respectively	59,396	86,938
Capital leases, net of current portion	—	3,884
Deferred revenue, net of current portion	5,324	7,532
Other long-term liabilities	408	—
Total liabilities	222,037	282,425
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2017 and 2016, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 25,000,000 and 21,000,000 shares authorized; 11,841,983 and 7,977,861 shares issued and 11,841,983 and 7,977,861 shares outstanding at March 31, 2017 and 2016, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at March 31, 2017 and 2016, respectively	12	9
Additional paid-in capital	287,393	269,941
Treasury stock, at cost; 277,244 Class A common shares at March 31, 2016	—	(2,839)
Accumulated deficit	(360,415)	(342,448)
Accumulated other comprehensive loss	(38)	(64)
Total stockholders’ deficit of Cinedigm Corp.	(69,489)	(71,842)
Deficit attributable to noncontrolling interest	(1,214)	(1,185)
Total deficit	(70,703)	(73,027)
Total liabilities and deficit	$151,334	$209,398
See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2017	2016
Revenues	$90,394	$104,449
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	25,121	31,341
Selling, general and administrative	23,776	33,367
Provision for doubtful accounts	1,213	789
Restructuring expenses	87	1,130
Goodwill impairment	—	18,000
Litigation recovery, net of expenses	—	(2,228)
Depreciation and amortization of property and equipment	27,722	37,344
Amortization of intangible assets	5,718	5,852
Total operating expenses	83,637	125,595
Income (loss) from operations	6,757	(21,146)
Interest income	73	82
Interest expense	(19,068)	(20,642)
Loss on extinguishment of notes payable	(1,063)	(931)
Debt conversion expense	(4,352)	—
Gain on termination of capital lease	2,535	—
Other income, net	31	513
Change in fair value of interest rate derivatives	142	(40)
Loss before income tax expense	(14,945)	(42,164)
Income tax expense	(252)	(345)
Net loss	(15,197)	(42,509)
Net loss attributable to noncontrolling interest	68	767
Net loss attributable to controlling interests	(15,129)	(41,742)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(15,485)	$(42,098)

Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(1.92)	$(6.51)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	8,049,160	6,467,978

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2017	2016
Net loss	$(15,197)	$(42,509)
Other comprehensive income (loss): foreign exchange translation	26	(7)
Comprehensive loss	(15,171)	(42,516)
Less: comprehensive loss attributable to noncontrolling interest	68	767
Comprehensive loss attributable to controlling interests	$(15,103)	$(41,749)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Non-controlling	Total (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2015	7	3,559	7,717,850	77	(5,144)	(172)	277,984	(300,350)	(57)	(18,959)	(178)	$(19,137)
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Cashless exercise of stock options	—	—	65	—	—	—	—	—	—	—	—	—
Issuance of common stock for professional services of third parties	—	—	37,346	1	—	—	186	—	—	187	—	187
Issuance of common stock to Board of Directors	—	—	155,059	1	—	—	499	—	—	500	—	500
Unamortized stock based compensation issued to Board of Directors	—	—	—	—	—	—	(141)	—	—	(141)	—	(141)
Stock-based compensation	—	—	—	—	—	—	1,021	—	—	1,021	—	1,021
Preferred stock dividends	—	—	67,541	—	—	—	356	(356)	—	—	—	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,166	1,166
Capital contributions to Cinedigm Corp. by noncontrolling interest	—	—	—	—	—	—	1,406	—	—	1,406	(1,406)	—
Repurchase of Class A common stock	—	—	—	—	(272,100)	(2,667)	—	—	—	(2,667)	—	(2,667)
Structured stock repurchase transaction	—	—	—	—	—	—	(11,440)	—	—	(11,440)		(11,440)
Net loss	—	—	—	—	—	—	—	(41,742)	—	(41,742)	(767)	(42,509)
Balances as of March 31, 2016	7	$3,559	7,977,861	$79	(277,244)	$(2,839)	$269,871	$(342,448)	$(64)	$(71,842)	$(1,185)	$(73,027)

See accompanying notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Non-controlling	Total (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2016	7	$3,559	7,977,861	79	(277,244)	(2,839)	269,871	(342,448)	(64)	(71,842)	(1,185)	$(73,027)
Adjust par value of common stock for 1-for-10 stock split	—	—	—	(70)	—	—	70	—	—	—	—	—
Adjusted balance as of March 31, 2016	7	3,559	7,977,861	9	(277,244)	(2,839)	269,941	(342,448)	(64)	(71,842)	(1,185)	(73,027)
Foreign exchange translation	—	—	—	—	—	—	—	—	26	26	—	26
Issuance of common stock for third-party professional services	—	—	419,838	—	—	—	342	—	—	342	—	342
Issuance of shares for CEO retention bonus	—	—	125,000	—	—	—	250	—	—	250	—	250
Amortization of stock based compensation issued to Board of Directors	—	—	—	—	—	—	272	—	—	272	—	272
Common stock issued in connection with induced conversion of Convertible Notes	—	—	1,297,756	1	—	—	14,279	—	—	14,280	—	14,280
Issuance of restricted stock awards	—	—	1,054,865	1	—	—	(1)	—	—	—	—	—
Issuance of common stock in connection with Second Secured Lien Notes	—	—	751,450	1	—	—	1,055	—	—	1,056	—	1,056
Issuance of warrants in connection with Second Secured Lien Notes	—	—	—	—	—	—	107	—	—	107	—	107
Stock-based compensation	—	—	—	—	—	—	804	—	—	804	—	804
Extension of terms in connection with Sageview Warrants	—	—	—	—	—	—	345	—	—	345	—	345
Preferred stock dividends paid with common stock	—	—	215,213		—	—	356	(356)	—	—	—	—
Re-issuance of treasury stock in connection with convertible notes exchange transaction	—	—	—		277,244	2,839	(357)	(2,482)	—	—	—	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	39	39
Net loss	—	—	—	—	—	—	—	(15,129)	—	(15,129)	(68)	(15,197)
Balances as of March 31, 2017	$7	$3,559	11,841,983	$12	$—	$—	$287,393	$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,197)	$(42,509)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	33,440	43,196
Goodwill impairment	—	18,000
Gain on termination of capital lease	(2,535)	—
Loss on disposal of property and equipment	—	89
Amortization of debt issuance costs included in interest expense	2,688	2,463
Provision for doubtful accounts	1,213	789
Provision for inventory reserve	376	900
Stock-based compensation and expenses	1,726	1,832
Change in fair value of interest rate derivatives	142	40
Accretion and PIK interest expense added to note payable	1,034	1,677
Loss on extinguishment of notes payable and debt conversion expense	5,415	931
Changes in operating assets and liabilities:
Accounts receivable	(2,186)	5,988
Inventory	511	286
Unbilled revenue	(85)	(505)
Prepaid and other assets	1,873	3,653
Accounts payable, accrued expenses and other	5,932	(8,901)
Deferred revenue	(2,648)	(2,425)
Net cash provided by operating activities	31,699	25,504
Cash flows from investing activities:
Purchases of property and equipment	(481)	(1,381)
Purchases of intangible assets	(5)	(8)
Net cash used in investing activities	(486)	(1,389)
Cash flows from financing activities:
Payments of notes payable	(53,088)	(59,934)
Proceeds from notes payable	5,525	64,000
Net repayment of from revolving credit facility	(2,328)	(2,367)
Payment for structured stock repurchase forward contract	—	(11,440)
Repurchase of Class A common stock	—	(2,667)
Principal payments on capital leases	(224)	(501)
Payments for debt issuance costs	(2,035)	(3,658)
Contributions from noncontrolling interest	39	1,166
Change in restricted cash balances	7,983	(2,232)
Net cash used in financing activities	(44,128)	(17,633)
Net change in cash and cash equivalents	(12,915)	6,482
Cash and cash equivalents at beginning of year	25,481	18,999
Cash and cash equivalents at end of year	$12,566	$25,481

See accompanying notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2017, 2,467 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from these major studios, representing approximately 66% of the total Systems in our Phase I deployment. By December 2017, we expect that nearly all of our Phase I Deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn VPF revenue from other distributors and ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of March 31, 2017, we had approximately $63.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $84.3 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

Liquidity

We have incurred consolidated net losses of $15.2 million and $42.5 million for the years ended March 31, 2017 and 2016, respectively. We have an accumulated deficit of $360.4 million as of March 31, 2017.  In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

We believe the combination of: (i) our cash and restricted cash balances at March 31, 2017, (ii) implemented and planned cost reduction initiatives, and (iii) the availability of debt financing secured in the current fiscal year, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated financial statements are available to be issued.  Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. We have entered into a transaction with a strategic partner (See Note 12) that will satisfy the Company’s future contractual obligations, liquidity and cash flow needs.  Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of Cinedigm and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Investments in which we do not have a controlling interest or are not the primary beneficiary, but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 4 - Other Interests to the Consolidated Financial Statements for a discussion of our noncontrolling interests.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill and intangible asset impairment and valuation allowances for income taxes. Actual results could differ from these estimates.

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

We record accounts receivable, long-term in connection with activation fees that we earn from Systems deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rates. Accounts receivable, long-term are included in other long-term assets on the Consolidated Balance Sheets.

UNBILLED AND DEFERRED REVENUE

Unbilled revenue represent amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. We recorded impairments and accelerated amortization related to our advances of $3.6 million during fiscal year 2017 and $2.5 million during fiscal year 2016.

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

RESTRICTED CASH

Our Prospect Loan requires that we maintain specified cash balances that are restricted to repayment of interest, as defined. See Note 5 - Notes Payable for information about our restricted cash balances.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction during the fiscal year ended March 31, 2013 to limit our exposure to interest rates on the Prospect Loan, which matures March 31, 2018. We have not sought hedge accounting treatment for the interest rate cap and therefore, changes in its value are recorded in the consolidated statements of operations.

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

	As of March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

	As of March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$8,983	$—	$—	$8,983
Interest rate derivatives	—	12	—	12
	$8,983	$12	$—	$8,995

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the Consolidated Balance Sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. At March 31, 2017 and 2016, the estimated fair value of our fixed rate debt approximated its carrying amount. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the fiscal years ended March 31, 2017 and 2016, no impairment charge was recorded for long-lived assets or finite-lived assets.

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

During the year ended March 31, 2016, we performed goodwill impairment testing as of September 30, 2015. The impairment testing as of September 30, 2015 determined that our CEG reporting unit had a fair value less than the unit's carrying amount, which resulted in an $18.0 million impairment charge to goodwill as of such date.

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

In determining fair value of the CEG reporting unit, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the goodwill impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on internal projections of adjusted EBITDA for the Content & Entertainment reporting unit. We assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of 40% during the interim goodwill impairment testing as of September 30, 2015 and in each of the years ended March 31, 2017 and 2016. Based on such assumptions, the estimated fair value of the Content & Entertainment reporting unit as calculated for goodwill testing purposes exceeded its carrying value as of March 31, 2017, and therefore we did not record goodwill impairment in connection with our annual testing of goodwill for the year ended March 31, 2017.

Information related to the goodwill allocated to our Content & Entertainment segment is as follows:

(In thousands)	Goodwill
As of April 1, 2015	$26,701
Goodwill impairment	(18,000)
As of March 31, 2016 and 2017	8,701

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment losses	(24,000)
Net goodwill at March 31, 2017	$8,701

PARTICIPATIONS AND ROYALTIES PAYABLE

When we use third parties to distribute company owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers. See Note 3.

DEBT ISSUANCE COSTS

We incur debt issuance costs in connection with long-term debt financings. Such costs are recorded as a direct deduction to notes payable and amortized over the terms of the respective debt obligations using the effective interest rate method. Debt issuance costs recorded in connection with revolving debt arrangements are presented as assets on the Consolidated Balance Sheets and are amortized over the term of the revolving debt agreements using the effective interest rate method.

REVENUE RECOGNITION

Phase I Deployment and Phase II Deployment

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC, CDF I and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC and CDF I based on a defined fee schedule with a reduced VPF rate year over year until the sixth year (calendar year 2011) at which point the VPF rate remains unchanged through the tenth year until the VPFs phase out. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s, CDF I's and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, marketing and direct personnel costs.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2017 and 2016, we recorded advertising costs of $0.1 million and $0.3 million, respectively.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2017	2016
Direct operating	$10	$16
Selling, general and administrative	1,716	1,816
Total stock-based compensation expense	$1,726	$1,832

The weighted-average grant-date fair value of options granted during the fiscal year ended and 2016 was $7.94. There were 2,500 stock options exercised during the fiscal year ended March 31, 2016. There were no stock options granted or exercised in the fiscal year ended March 31, 2017.

We estimated the fair value of stock options at the date of each grant using a Black-Scholes option valuation model with the following assumptions:

	For the Fiscal Year Ended March 31,
Assumptions for Option Grants	2017	2016
Range of risk-free interest rates	1.1% - 1.3%	1.4% - 1.7%
Dividend yield	—	—
Expected life (years)	5	5
Range of expected volatilities	72.5% - 76.3%	70.6 - 72.5%

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized. The Company is primarily subject to income taxes in the United States.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common shareholders =	Net loss attributable to common shareholders
Weighted average number of common stock shares outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit are considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of March 31, 2017 excludes 1,179,138 shares that will be repurchased as a result of the forward stock purchase transaction.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the fiscal years ended March 31, 2017 and 2016 and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 1,416,677 shares and 2,710,866 shares, were excluded from the computation of net loss per share for the fiscal years ended March 31, 2017 and 2016, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2017 and 2016, our comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

In August 2014, the FASB amended accounting guidance pertaining to going concern considerations by company management. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). This standard was adopted for the year ended March 31, 2017.

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. This guidance was adopted for the year ended March 31, 2017 and did not have a significant impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable, we would be required to apply the amendments prospectively as of the earliest date possible. We are currently evaluating the impact this accounting guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, which alters how a decision maker needs to consider indirect interest in a VIE held through an entity under common control. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, this accounting guidance will become effective for in our first quarter of fiscal year ending March 31, 2019, with early adoption permitted. We are currently evaluating the impact this accounting guidance will have on our consolidated financial statements.

3.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2017	2016
Trade receivables	$56,298	$54,424
Allowance for doubtful accounts	(2,690)	(1,526)
Total accounts receivable, net	$53,608	$52,898

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2017	2016
Non-trade accounts receivable, net	$3,387	$3,805
Advances	8,119	9,775
Due from producers	1,006	1,485
Prepaid insurance	164	60
Other prepaid expenses	808	747
Total prepaid and other current assets	$13,484	$15,872

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2017	2016
Leasehold improvements	$816	$824
Computer equipment and software	4,374	9,400
Digital cinema projection systems	360,651	360,651
Machinery and equipment	592	592
Furniture and fixtures	384	382
	366,817	371,849
Less - accumulated depreciation and amortization	(333,679)	(310,109)
Total property and equipment, net	$33,138	$61,740

Total depreciation and amortization of property and equipment was $27.7 million and $37.3 million for the fiscal years ended March 31, 2017 and 2016, respectively. Amortization of capital leases included in depreciation and amortization of property and equipment was $0.3 million and $0.7 million for the fiscal years ended March 31, 2017 and 2016, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$116	$(107)	$9	3
Customer relationships and contracts	21,968	(9,154)	12,814	3-15
Theatre relationships	550	(390)	160	10-12
Content library	19,767	(12,523)	7,244	5-6
Favorable lease agreement	1,193	(1,193)	—	4
	$43,594	$(23,367)	$20,227

	As of March 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$112	$(99)	$13	3
Customer relationships and contracts	21,968	(7,048)	14,920	3-15
Theatre relationships	550	(344)	206	10-12
Content library	19,767	(9,101)	10,666	5-6
Favorable lease agreement	1,193	(1,058)	135	4
	$43,590	$(17,650)	$25,940

Amortization expense related to intangible assets was $5.7 million and $5.9 million for the fiscal years ended March 31, 2017 and 2016 , respectively. We did not record any impairment of intangible assets during the fiscal years ended March 31, 2017 and 2016.

Based on identified intangible assets that are subject to amortization as of March 31, 2017, we expect future amortization expense for each period to be as follows (dollars in thousands):

Fiscal years ending March 31,
2018	$5,528
2019	$5,528
2020	$2,505
2021	$2,106
2022	$1,112

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2017	2016
Accounts payable	$33,069	$30,866
Participations and royalties payable	32,399	27,463
Accrued compensation and benefits	1,059	2,580
Accrued taxes payable	619	347
Interest payable	1,357	1,737
Accrued restructuring and transition expenses	44	505
Accrued other expenses	5,132	5,019
Total accounts payable and accrued expenses	$73,679	$68,517

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

As of March 31, 2017 and 2016, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million and $0.4 million as of March 31, 2017 and 2016, respectively, which are included within our accounts receivable, net on the accompanying Consolidated Balance Sheets.

During the fiscal years ended March 31, 2017 and 2016, we received $1.2 million and $1.2 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying Consolidated Statements of Operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2017 and 2016 was $18.7 million and $11.9 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and accordingly, our investment in CDF2 Holdings is carried at $0 as of March 31, 2017 and 2016.

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

In fiscal 2016, we entered into an Amended and Restated Operating Agreement with Wizard World (the noncontrolling interest partner) and other non-voting equity holders. The agreement restructured our business relationship with Wizard World with respect to the ownership and operation of CONtv, and was retroactively effective to July 1, 2015. Pursuant to the terms of the Amended and Restated Operating Agreement, we attained a majority interest in CONtv by increasing our ownership percentage to 85.0% from 85.0%. In connection with increasing our ownership percentage, we reclassified certain capital contributions made by Wizard World to additional paid-in capital, to the extent that such capital contributions were in excess of its amended ownership percentage. In addition, we retroactively reduced the loss attributable to the noncontrolling interest partner to July 1, 2015 in accordance with the Amended and Restated Operating Agreement.

During the years ended March 31, 2017 and 2016, we made capital contributions of $46 thousand and $1.4 million, respectively, to CONtv. Wizard World Inc.'s share of stockholders' deficit in CONtv is reflected as a noncontrolling interest in our Consolidated Balance Sheets and was $1.2 million and $1.2 million as of March 31, 2017 and 2016, respectively. The noncontrolling interest's share of net loss was $0.1 million and $0.8 million for the years ended March 31, 2017 and 2016, respectively.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2017		As of March 31, 2016
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
2013 Term Loans	$—	$—	$21,188	$9,857
Prospect Loan	—	54,656	—	66,543
KBC Facilities	5,744	2,890	7,646	10,998
P2 Vendor Note	227	181	161	310
P2 Exhibitor Notes	85	22	79	107
Total non-recourse notes payable	6,056	57,749	29,074	87,815
Less: Unamortized debt issuance costs and debt discounts	—	(2,701)	—	(4,577)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$6,056	$55,048	$29,074	$83,238

5.5% Convertible Notes Due 2035	$—	$50,571	$—	$64,000
Second Secured Lien Notes	—	9,165	—	—
Cinedigm Revolving Loans	19,599	—	—	21,927
2013 Notes	—	5,000	—	5,000
Total recourse notes payable	$19,599	$64,736	$—	$90,927
Less: Unamortized debt issuance costs and debt discounts	—	(5,340)	—	(3,989)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$19,599	$59,396	$—	$86,938
Total notes payable, net of unamortized debt issuance costs	$25,655	$114,444	$29,074	$170,176

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

2013 Term Loans

In February 2013, CDF I, our wholly owned subsidiary, entered into an amended and restated credit agreement (the “2013 Credit Agreement”) with Société Générale and other lenders, allowing for borrowings up to an aggregate principal amount of $130.0 million, $5.0 million of which was assigned to an affiliate of CDF I (the "2013 Term Loans").

Interest under the 2013 Credit Agreement was calculated using a base rate (generally, the bank prime rate) or the one-month LIBOR rate set at a minimum of 1.00%, plus a margin of 1.75% (in the case of base rate loans) or 2.75% (in the case of LIBOR rate loans). The 2013 Term Loans were repaid in full in November 2016 using the balance of restricted cash and collections that we had designated for payment of the 2013 Term Loans. In connection with the repayment of the 2013 Term Loans, we wrote-off the remaining unamortized debt issuance costs and debt discount related to such loans. As a result, we recorded $0.7 million as a loss on extinguishment of debt for the year ended March 31, 2017.

The following table presents a summary of the 2013 Term Loans:

	As of March 31,
(In thousands)	2017	2016
2013 Term Loans, at issuance, net	$125,087	$125,087
Payments to date	(125,087)	(94,043)
Discount on 2013 Term Loans	—	(118)
2013 Term Loans, net	—	30,926
Less current portion	—	(21,188)
Total long term portion	$—	$9,738

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Consolidated Balance Sheets, totaled $1.7 million and $8.7 million as of March 31, 2017 and 2016, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2017 and 2016, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2017	2016
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(20,122)	(8,235)
Prospect Loan, net	$54,656	$66,543
Less current portion	—	—
Total long term portion	$54,656	$66,543

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal year ended March 31, 2017. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	March 31, 2017	March 31, 2016
1	22,336	3.75%	September 2018	3,758	7,180
2	13,312	3.75%	September 2018	—	4,034
3	11,425	3.75%	March 2019	3,264	4,896
4	6,450	3.75%	December 2018	1,612	2,534
	$53,523			$8,634	$18,644

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 0.63% at March 31, 2017, plus the interest rate noted above.

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

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased approximately 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing approximately 1,179,138 shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $3.4 million and $3.2 million for the year ended March 31, 2017 and 2016, respectively, related to the Convertible Notes.

During the year ended March 31, 2017, we entered into exchange agreements pursuant to which we issued 1,575,000 shares of our Class A common stock (including 277,244 shares re-issued from treasury stock), par value $0.001 per share, warrants to purchase 200,000 shares of Class A Common Stock and $3.5 million of Second Secured Lien Notes (see separate section below) in exchange for $13.4 million principal amount of the Convertible Notes (the "Exchange Agreements"). The exchanged Convertible Notes were immediately canceled. The warrants, which became exercisable six months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions.

The Convertible Notes exchanges were accounted for as an induced conversion resulting from the issuance of shares of Class A Common Stock and warrants to purchase Class A Common Stock in excess of the shares that would have been issuable under the terms of the original Convertible Notes Indenture and the issuance of Second Secured Lien Loans. In accounting for the induced conversion, we recorded debt conversion expense of $4.4 million, representing the difference between the fair value of the Class A Common Stock, debt and warrants issued in connection with the Exchange Agreements and the fair value of the shares that would have been issuable under the original terms of the Convertible Notes Indenture. As a result of the transactions, we reduced Convertible Notes of $13.4 million, related debt issuance costs of $0.4 million, and recorded $14.3 million to additional paid-in capital.
The debt issuance costs of $0.4 million are shown as a loss on extinguishment of debt in our consolidated statements of operations.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to $15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2017, we borrowed an aggregate principal amount of $9.0 million under the Loan Agreement (the "Second Secured Lien Notes"), including $4.0 million borrowed from Ronald L. Chez, the lead lender in the transaction and at the time a member of our Board of Directors until April 2017, at which time he resigned and became a strategic advisor to the Board of Directors, and $0.5 million borrowed from our Chairman of the Board of Directors and Chief Executive Officer. In addition, we borrowed $4.5 million from other third-party lenders, of which $3.5 million were issued in connection with the Convertible Notes exchange transaction described above. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Secured Lien Notes. The Loan Agreement was amended on August 4, 2016 and on October 7, 2016 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.
In connection with the Second Secured Lien Notes, we issued 597,100 shares of our Class A common stock and warrants to purchase 200,000 shares of our Class A common stock to Mr. Chez, 49,000 shares of Class A common stock to Mr. McGurk and 4,900 shares of Class A common stock to another member of our Board of Directors during the year ended March 31, 2017. In addition, we issued 100,450 shares of our Class A common stock to third-party lenders in consideration for Second Secured Lien Notes. The warrants granted to Mr. Chez were issued in two equal tranches of 100,000 underlying shares that have underlying exercise prices of$1.34 and $1.68, respectively. The warrants contain a cashless exercise provision, are immediately exercisable and have a term of seven years. The warrants also contain customary anti-dilution rights.
The values of the shares and warrants issued were $1.2 million and $0.1 million, respectively. The Class A common stock and warrants were negotiated with the lender as part of a bundled financing arrangement and, as a result, we have recorded their respective relative fair values as a debt discount. The proceeds of the transactions with Mr. Chez were allocated to the debt and warrants based on their respective relative fair values, with the relative fair value of the warrants recorded as a discount to the proceeds from the loans. The discount attributed to the Second Secured Lien Notes is being amortized over the life of the notes using the effective interest method.
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
In July 2016, we entered into an amendment to the Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million up to June 30, 2017 and all times after June 30, 2017, at least $5.0 million in minimum liquidity. In addition, certain of our subsidiaries that are guarantors to the Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition, pursuant to the July 2016 amendment, (i) the Eurodollar rate loans were changed to Base plus 4.5% and base plus 3.5% for Base rate loans, (ii) the requirement for the debt service reserve account was eliminated, and (iii) the maximum principal amount available to borrow was reduced from $22.0 million to $19.8 million. As of March 31, 2017, $0.2 million in additional borrowings were available under the Cinedigm Revolving Loans.
In connection with the Cinedigm Revolving Loans, we maintained a debt service reserve account in restricted cash for certain scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible Notes as of March 31, 2016 of $2.2 million. As a result of the July 2016 amendment to the Credit Agreement, no such reserve amount was required to be maintained as of March 31, 2017.

On May 31, 2017, we obtained a waiver on a covenant under the Cinedigm Credit Agreement and Second Secured Lien Notes for the quarter ended March 31, 2017.

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

Zvi Rhine, a member of our Board of Directors, is a holder of $0.5 million of the 2013 Notes as of March 31, 2017.

The aggregate principal repayments on our notes payable, including anticipated PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2018	$25,655
2019	8,093
2020	9,165
2021	54,656
2022	—
Thereafter	50,571
$148,140

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

On September 27, 2016, at its Annual Meeting, the stockholders of the Company approved an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of Class A Common Stock to 25,000,000 shares.

During the year ended March 31, 2017, we issued shares of Class A common stock in connection with debt financing, the exchange of Convertible Notes, payment for a CEO retention bonus, third-party advisory services, restricted stock awards to employees and payment of preferred stock dividends.

On July 14, 2016, the Company entered into an amendment (the “Settlement Agreement Amendment”) to the Settlement Agreement (the “Settlement Agreement”) dated as of July 30, 2015 among the Company and Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine (the “Group”) pursuant to which (i) the Company issued 155,000 shares of Common Stock to Mr. Chez as a fee for his service as Strategic Advisor in excess of what was contemplated by the Settlement Agreement, (ii) Mr. Chez’s role as Strategic Advisor to the Company was terminated, (iii) Mr. Chez was appointed to the Board of Directors (iv) the rights of the Group to nominate designees for election to the Board of Directors were terminated. The value of these shares was $0.1 million, which has been recorded as stock-based compensation expense in our Consolidated Statement of Operations for the year ended March 31, 2017. We issued 597,100 shares of Class A common stock to Mr. Chez in connection with the Second Secured Lien Notes for the year ended March 31, 2017. See Note 5 - Notes Payable. In April 2017, Mr. Chez resigned from the Board of Directors and resumed his role as a strategic advisor to the Company.
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

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2017 and 2016 were $0.1 million. In April 2017, we paid preferred stock dividends accrued at March 31, 2017 in the form of 58,370 shares of our Class A Common Stock.

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

In February 2017, we re-issued 277,244 shares of treasury stock in connection with an exchange of Convertible Notes. As a result, we no longer held shares of our Class A common stock in treasury as of March 31, 2017.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Options

Awards issued under our equity incentive plan (the "Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. Upon a change of control of the Company, all stock options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. In connection with the grants of stock options under the Plan, we and the participants have executed stock option agreements setting forth the terms of the grants. The Plan, which was amended at the Company's Annual Meeting on September 27, 2016, provides for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants. For fiscal year 2016, the Plan allowed for the issuance of 1,430,000 shares.

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

Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations and as such, only those share-based awards that we expect to vest are recorded. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2015	590,868	$17.40
Granted	18,500	7.94
Exercised	(2,500)	15.10
Canceled	(244,596)	17.59
Balance at March 31, 2016	362,272	16.50
Granted	—	—
Exercised	—	—
Canceled	(16,657)	22.08
Balance at March 31, 2017	345,615	16.50

An analysis of all options outstanding under the Plan as of March 31, 2017 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.40 - $8.90	11,000	8.4	$6.66	$—
$9.00 - $13.70	25,999	4.8	11.89	—
$14.00 - $24.40	272,466	6.1	14.79	—
$24.60 - $50.00	32,500	6.6	27.38	—
$51.60 - $80.60	3,650	0.4	65.36	—
	345,615			$—

An analysis of all options exercisable under the Plan as of March 31, 2017 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
292,896	5.80	$15.95	$—

Restricted Stock Awards

During the year ended March 31, 2017, we granted 1.1 million shares of restricted Class A Common Stock to employees at a weighted average market price per share of $1.81, all of which were unvested and outstanding as of March 31, 2017. The restricted stock awards vest in 33.3% increments over three years from their grant dates.

STOCK OPTIONS ISSUED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, we issued options outside of the Plan to 10 individuals that became employees in connection with an acquisition. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options vest and become exercisable in 25% increments on the first four anniversaries of the date of grant, until fully vested after four years, and expire ten years from the date of grant, if unexercised. As of March 31, 2017, there were 42,500 of such options outstanding, of which 31,875 had vested and were exercisable. Each of the options has a remaining contractual life of 6.6 years at March 31, 2017.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of March 31, 2017, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of March 31, 2017. All of the outstanding warrants are fully vested and exercisable.

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

The warrants issued in connection with the Second Secured Lien Notes (See Note 5) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights.

Warrants to purchase Class A Common Stock issued in connection with the Convertible Notes exchange transaction were issued on December 23, 2016, became exercisable six months after issuance and contain customary anti-dilution provisions. The value of the warrants issued in connection with the Exchange Agreement was $0.2 million, determined by using the Black-Scholes Option Pricing Model, assuming a 5-year life, a risk free rate interest of 2.0% and an expected volatility of 76.4%.

In July 2016, we granted a three-year extension on the expiration date of warrants to purchase Class A Common Stock held by Sageview Capital, L.P. ("Sageview"), with all other terms of the warrant agreement unaffected. As a result of modifying the original terms of the warrants, we assigned a value to their extended terms using the Black-Scholes option pricing model and as a result, recorded selling, general and administrative expenses of $0.3 million in our Consolidated Statements of Operations for the year ended March 31, 2017.

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

7.	COMMITMENTS AND CONTINGENCIES

LEASES

Our capital lease obligations are primarily related to computer equipment.
On October 28, 2016, we entered into an agreement to fully terminate our lease obligation on the Pavilion Theater, a facility that was accounted for as a capital lease and for which we were considered the primary obligor. Contemporaneously, we also terminated a sublease agreement that we had with the tenant of the Pavilion Theater. As a result of the lease termination, we wrote off the property and equipment and capital lease obligation related to the facility and recognized a gain on the transaction of $2.5 million for the year ended March 31, 2017.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. As of March 31, 2017, obligations under non-cancelable operating leases are due as follows (dollars in thousands):

Fiscal years ending March 31,
2018	$1,048
2019	996
2020	1,074
2021	1,115
2022	698
Thereafter	—
$4,931

Rent expense, included in selling, general and administrative expenses in our Consolidated Statements of Operations, was $1.7 million and $1.8 million for the fiscal years ended March 31, 2017 and 2016, respectively.

During the year ended March 31, 2017, the Company terminated an operating lease on its corporate office space in Century City, California and relocated its offices to Sherman Oaks, California.  The Company recorded an obligation in connection with the termination of the operating lease, which is reported as other long-term liabilities on the Consolidated Balance Sheets.  The obligation is payable over 5 years.

LEGAL PROCEEDINGS

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2017	2016
Cash interest paid	$16,464	$15,045
Income taxes paid	$322	$—
Accrued dividends on preferred stock	$89	$89
Issuance of Class A Common Stock for payment of preferred stock dividends	$356	$356
Issuance of Class A common stock and warrants to purchase Class A common stock in connection with Second Secured Lien Notes	$1,163	$—
Issuance of Class A common stock and warrants to purchase Class A common stock in exchange for Convertible Notes	$14,279	$—
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	$3,500	$—

9.	SEGMENT INFORMATION

We operate in four reportable segments: Phase I Deployment, Phase II Deployment, Services and Content & Entertainment, or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker to evaluate performance, which is generally the segment’s operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of March 31, 2017, we are no longer earning VPF revenues from certain major studios on 2,467 of such systems.

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

No customer represented more than 10% of our consolidated revenues for the fiscal years ended March 31, 2017 and 2016.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$160	$—	$15,118	$51,955	$—	$—
Phase II Deployment	—	—	48,461	9,149	—	—
Services	—	—	1,052	—	—	—
Content & Entertainment	20,057	8,701	79,911	—	—	8
Corporate	10	—	6,792	—	78,995	58
Total	$20,227	$8,701	$151,334	$61,104	$78,995	$66

	As of March 31, 2016
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$206	$—	$48,292	$93,372	$—	$—
Phase II Deployment	—	—	53,727	18,940	—	—
Services	—	—	1,064	—	—	—
Content & Entertainment	25,721	8,701	87,344	—	—	30
Corporate	13	—	18,971	—	86,938	4,195
Total	$25,940	$8,701	$209,398	$112,312	$86,938	$4,225

	Statements of Operations
	For the Fiscal Year Ended March 31, 2017
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$32,068	$12,538	$11,611	$34,177	$—	$90,394
Direct operating (exclusive of depreciation and amortization shown below)	1,052	388	10	23,671	—	25,121
Selling, general and administrative	544	228	798	15,812	6,394	23,776
Allocation of corporate overhead	—	—	1,581	3,583	(5,164)	—
Provision for doubtful accounts	737	209	—	267	—	1,213
Restructuring expenses	—	—	—	509	(422)	87
Depreciation and amortization of property and equipment	19,263	7,523	—	273	663	27,722
Amortization of intangible assets	46	—	—	5,663	9	5,718
Total operating expenses	21,642	8,348	2,389	49,778	1,480	83,637
Income (loss) from operations	$10,426	$4,190	$9,222	$(15,601)	$(1,480)	$6,757

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$10	$—	$—	$10
Selling, general and administrative	—	—	4	289	1,423	1,716
Total stock-based compensation	$—	$—	$14	$289	$1,423	$1,726

	Statements of Operations
	For the Fiscal Year Ended March 31, 2016
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$36,488	$12,257	$11,782	$43,922	$—	$104,449
Direct operating (exclusive of depreciation and amortization shown below)	1,108	315	10	29,908	—	31,341
Selling, general and administrative	661	121	914	20,659	11,012	33,367
Allocation of corporate overhead	—	—	1,616	5,410	(7,026)	—
(Benefit) provision for doubtful accounts	241	98	—	450	—	789
Restructuring expenses	—	—	—	216	914	1,130
Goodwill impairment	—	—	—	18,000	—	18,000
Litigation settlement recovery, net of expenses	—	—	—	(2,228)	—	(2,228)
Depreciation and amortization of property and equipment	28,446	7,523	—	330	1,045	37,344
Amortization of intangible assets	46	—	—	5,799	7	5,852
Total operating expenses	30,502	8,057	2,540	78,544	5,952	125,595
Income (loss) from operations	$5,986	$4,200	$9,242	$(34,622)	$(5,952)	$(21,146)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$10	$6	$—	$16
Selling, general and administrative	—	—	1	258	1,557	1,816
Total stock-based compensation	$—	$—	$11	$264	$1,557	$1,832

The following table presents the results of our operating segments for the three months ended March 31, 2017:

	Statements of Operations
	For the Three Months Ended March 31, 2017
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$6,046	$3,090	$2,569	$7,889	$—	$19,594
Direct operating (exclusive of depreciation and amortization shown below)	282	118	4	6,837	—	7,241
Selling, general and administrative	137	84	269	4,326	1,194	6,010
Allocation of corporate overhead	—	—	387	877	(1,264)	—
Provision for doubtful accounts	419	111	—	267	—	797
Restructuring expenses	—	—	—	422	(467)	(45)
Goodwill impairment	—	—	—	—	—	—
Depreciation and amortization of property and equipment	3,107	1,881	—	69	107	5,164
Amortization of intangible assets	12	—	—	1,381	3	1,396
Total operating expenses	3,957	2,194	660	14,179	(427)	20,563
Income (loss) from operations	$2,089	$896	$1,909	$(6,290)	$427	$(969)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$4	$(2)	$—	$2
Selling, general and administrative	—	—	1	108	251	360
Total stock-based compensation	$—	$—	$5	$106	$251	$362

10.RESTRUCTURING EXPENSES

2016 Workforce Reduction

During the year ended March 31, 2017, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2015	$—
Costs incurred	1,130
Amounts paid/adjustments	(625)
Amount accrued as of March 31, 2016	505
Costs incurred	87
Amounts paid/adjustments	(548)
Amount accrued as of March 31, 2017	$44

11.	INCOME TAXES

The following table presents the components of income tax expense:

	For the Fiscal Year Ended March 31,
(In thousands)	2017	2016
Federal:
Current	$(140)	$140
Deferred	—	—
Total federal	(140)	140
State:
Current	392	205
Deferred	—	—
Total state	392	205
Income tax expense	$252	$345

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$98,232	$99,524
Stock based compensation	2,742	4,432
Intangibles	8,100	8,005
Revenue deferral	47	46
Interest rate derivatives	253	199
Capital loss carryforwards	4,454	7,951
Other	2,997	2,224
Total deferred tax assets before valuation allowance	116,825	122,381
Less: Valuation allowance	(106,718)	(104,285)
Total deferred tax assets after valuation allowance	$10,107	$18,096
Deferred tax liabilities:
Depreciation and amortization	$(10,107)	$(17,414)
Intangibles	—	(682)
Total deferred tax liabilities	(10,107)	(18,096)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the fiscal years ended March 31, 2017 and 2016. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. We increased the valuation allowance by $2.4 million and $16.0 million during the fiscal years ended March 31, 2017 and 2016, respectively. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2017, we had Federal and state net operating loss carryforwards of approximately $250.3 million available in the United States of America ("US") and approximately $0.6 million in Australia to reduce future taxable income. The US federal and state net operating loss carryforwards will begin to expire in 2020. The Australian net operating loss carryforward does not expire.

At March 31, 2017, we had Federal and state capital loss carryforwards of approximately $11.4 million available to reduce future capital gains. The capital loss carryforwards were generated during the year ended March 31, 2014 and expires after the year ending March 31, 2019. During the year ended March 31, 2017, approximately $9.0 million of capital loss carryforwards that were generated during the year ended March 31, 2011, expired.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. As of March 31, 2017, approximately $12.6 million of net operating losses from periods prior to March 2006 are subject to an annual Section 382 limitation of approximately $12.6 million. Net operating losses of approximately $237.7 million, which were generated since March 2006 are currently not subject to an annual limitation under Section 382. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2017	2016
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.6%	5.6%
Change in valuation allowance	(19.2)%	(40.3)%
Non-deductible equity compensation	(1.8)%	(0.7)%
Expired capital loss carry forward	(20.8)%	—%
Other	(0.5)%	0.5%
Income tax expense	(1.7)%	(0.9)%

Since April 1, 2007, we have applied accounting principles that clarify the accounting and disclosure for uncertainty in income taxes. As of March 31, 2017 and 2016, we did not have any uncertainties in income taxes.

We file income tax returns in the U.S. federal jurisdiction, various states and Australia. For federal income tax purposes, our fiscal 2014 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, our fiscal 2013 through 2017 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Australian tax purposes, fiscal tax years ended March 31, 2016 and 2017 are open for examination.

12.	SUBSEQUENT EVENTS

On April 10, 2017, we entered into lease agreements for a new office facility at 45 West 36th Street, New York, New York, which will replace our current facility at 902 Broadway and coincide with the termination of such lease. The new agreements commence on July 1, 2017 and initially require minimum monthly lease payments of $33,250 with customary escalation clauses over the course of the contract, which terminates in April 2021.
On June 29, 2017, the company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of Company’s Class A common stock, par value $0.001 per share for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. The Company is also in advanced discussions with holders, representing approximately 99% by principal amount, of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, other securities of the Company or a combination thereof in order to decrease the debt obligations of the Company. Upon the issuance of the Shares, the strategic partner will own a majority of the outstanding Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company has entered into an escrow agreement with the strategic partner where $15.0 million in cash will be deposited with an escrow agent until the closing, assuming a condition is met. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

Remediation of Material Weakness

The material weakness that was previously disclosed as of March 31, 2016 was remediated as of March 31, 2017. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — The Remediation Plan” contained in the Company’s report on Form 10-K for the fiscal year ended March 31, 2016 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during fiscal 2017, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of March 31, 2016 and remediation of that material weakness.

The Company had the following material weakness in internal control over financial reporting for the year ended March 31, 2016:

•
Inadequate internal control over financial reporting due to lack of sufficient accounting personnel and resources to adequately and timely prepare and complete the year-end financial reporting processes and disclosure.

The Company has remediated the material weakness during the year ended March 31, 2017 by implementing the following:

•	Hired a controller in one of the Company’s segments, experienced in the related industry, to oversee the accounting operations and review of account reconciliations in a timely manner;

•
Use consultants experienced in SEC financial reporting and accounting technical matters to assist on documentation of accounting issues, preparation and review of SEC filings and review of appropriateness of financial statement disclosures;

•	We have hired additional accounting staff with the appropriate skill, knowledge and experience in the financial reporting function; and

•
We have implemented additional review and approvals on journal entries and posting of transactions in a timely manner and have ensured account reconciliations are performed and reviewed for each reporting period in a timely manner

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remedial efforts described above, during the fiscal quarter ended March 31, 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 60, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.
Peter C. Brown, 58, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Patrick W. O’Brien, 70, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of LVI Liquidation Corp., Creative Realities, Inc., and Fit Boom Bah. During the past five years, Mr. O’Brien served on the boards of Ironclad Performance Wear, Inc and Merriman Holdings, Inc.. Mr. O’Brien joined the Board as a designee of Ronald L. Chez pursuant to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto. He brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.
16(a) reporting requirements in the Company’s

Zvi M. Rhine, 37, has been a member of the Board since July 2015. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. He was previously Vice President at The Hilco Organization from 2009 to 2012 and has also served in various roles at Boone Capital, Banc of America Securities and Piper Jaffray. Mr. Rhine also serves as the CFO and a director of Global Healthcare Real Estate Investment Trust. Mr. Rhine brings to the Board extensive experience in the securities industry.

Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Jeffrey S. Edell, Chief Financial Officer, Gary S. Loffredo, President of Digital Cinema, General Counsel, Secretary, and William S. Sondheim, President of Cinedigm Entertainment Corp. Biographical information for Mr. McGurk is included above.
Jeffrey S. Edell, 59, joined the Company in June 2014 as Chief Financial Officer. Prior to this appointment, Mr. Edell was Principal Owner of the family office for Edell Ventures, a company he founded in 2009 to invest in and provide strategic support to innovators in the social media and entertainment arenas. Previously, Edell was President of DIC Entertainment, a publicly-listed entertainment company and the largest independent producer of kid-centric content in the world. Before that, Mr. Edell was

Chairman of Intermix Media, the parent company of the social networking company MySpace, and CEO and President of Soundelux. Edell also obtained extensive financial, audit and reporting experience while working at KPMG, The Transamerica Group and DF & Co. Mr. Edell was also an Independent Producer of feature films and other content.
Gary S. Loffredo, 52, has been the Company’s President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President -- Business Affairs, General Counsel and Secretary since 2000 and as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company.
William S. Sondheim, 56, joined the Company in October 2013 and is President of Cinedigm Entertainment Corp., our Content and Entertainment division. From 2010 to October 2013, Mr. Sondheim was the President of Gaiam Inc. (“Gaiam”), a provider of information, goods and services to customers who value the environment, a sustainable economy, healthy lifestyles, alternative healthcare and personal development. He previously served as Gaiam’s President of Entertainment and Worldwide Distribution since April 2007. From 2005 until 2007, Mr. Sondheim was in charge of Global Dual Disc music format for Sony BMG, a recorded music company. Prior to 2005, Mr. Sondheim served as President of Retail at GoodTimes Entertainment, a home video company, and President of PolyGram Video at PolyGram Filmed Entertainment, a video distributor.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements in the Company’s Last Fiscal Year Year, except for Mr. O’Brien, who filed two Forms 4 late, and Messrs, Brown and Rhine, each of whom filed one Form 4 late, in all cases to disclose one transaction.
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
The Company’s leadership structure currently consists of the combined role of Chairman of the Board and Chief Executive Officer and a separate Lead Independent Director. Mr. O'Brien serves as our Lead Independent Director. The Lead Independent Director’s responsibilities include presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors, serving as a liaison between the Chairman and the independent directors, reviewing information sent to the Board, consulting with the Nominating Committee with regard to the membership and performance evaluations of the Board and Board committee members, calling meetings of and setting agendas for the independent directors, and serving as liaison for communications with stockholders.
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2017 (the “Last Fiscal Year”), the Board held four (4) meetings and thirteen (13) telephonic meetings, and the Board members acted three (3) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and Nasdaq.
The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings. However, each of the current directors, who was then serving, attended the 2016 Annual Meeting of Stockholders.
The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.
Audit Committee
The Audit Committee consists of Messrs. Brown, O'Brien and Rhine. Mr. Rhine is the Chairman of the Audit Committee. The Audit Committee held four (4) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Rhine is financially literate, and Mr. Rhine is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Rhine is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown, Rhine, O’Connor and Rhine are considered “independent” under the rules of the SEC and Nasdaq.
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
Compensation Committee
The Compensation Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met one (1) time during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.
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
Nominating Committee
The Nominating Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. Brown is the Chairman of the Nominating Committee. The Nominating Committee held one (1) meeting during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.
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

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives and Compensation Program Overview
The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives and structure of our 2017 executive compensation program. This CD&A is intended to be read in conjunction with the tables beginning on page 51, which provide further historical compensation information for our following named executive officers (“NEOs”):

Name	Title
Christopher J. McGurk	Chairman and Chief Executive Officer
Jeffrey S. Edell	Chief Financial Officer
William Sondheim	President, Cinedigm Entertainment Corp.

Quick CD&A Reference Guide

Compensation Program Overview	Section I
Compensation Philosophy and Objectives	Section II
Pay Mix	Section III
Competitive Positioning	Section IV
Elements of Compensation	Section V
Additional Compensation Practices and Policies	Section VI

I.	Compensation Program Overview
As the Company has evolved, so too has the compensation program. Going forward, the Company is focused on improving both shareholder returns and its cash position. To help achieve this goal, the compensation program is intended to reward the Chief Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value and includes a formal performance-based Management Annual Incentive Plan (“MAIP”) based on predetermined, specific target award levels and performance metrics and goals. The MAIP is predicated on attaining goals that are critical to Cinedigm’s future success and is designed to reward the level of collaboration across divisions and segments required to achieve corporate financial goals. No MAIP bonuses were paid to the NEOs for fiscal 2017.
The compensation program consists of base salary, annual incentives, and long-term equity compensation. In addition, all of our NEOs receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan which is open to all employees. The Company does not provide supplemental retirement benefits for NEOs. One of our named executive officers currently has an employment agreement.
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
The Cinedigm executive compensation peer group includes 16 companies with median revenues of $332 million including similar, but smaller, media/entertainment businesses, some technology/software companies, and some similar, but larger, media/

entertainment businesses. The companies in the Cinedigm peer group were used in the most recent competitive compensation assessment conducted.
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
Base Salary
Base salaries are fixed compensation with the primary function of aiding in attraction and retention. These salaries are reviewed periodically, as well as at the time of a promotion, change in responsibilities, or when employment arrangements and/or agreements are renewed. Any increases are based on an evaluation of the previous year’s performance of the Company and the executive, the relative strategic importance of the position, market conditions, and competitive pay levels (though, as noted earlier, the Compensation Committee does not target a specific percentile or range). No Named Executive Officers received a salary increase during fiscal 2017.
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
Based on 2017 performance, each NEO earned none of their target MAIP award.
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
In November, 2016, the compensation committee recommended and the board approved long-term incentive awards, in the form of restricted stock grants, for NEOs and other top management. Messrs. McGurk, Edell and Sondheim received 300,000, 100,000 and 100,000 restricted shares, respectively. One-third of these restricted stock awards will vest annually, beginning on the first anniversary of the date of grant.

VI.	Additional Compensation Policies and Practices

Mr. McGurk’s Compensation Arrangements
Mr. McGurk joined Cinedigm in January 2011 as CEO and Chairman of the Board. Accordingly, Mr. McGurk’s compensation package was created in line with the Company’s current compensation philosophy of a base salary coupled with variable compensation including a large portion of equity-based compensation, through stock options, linked to stock price performance. When negotiating Mr. McGurk’s employment agreement, the Company sought for salary and bonus amounts that were in line with peer group amounts and that would provide incentive for Mr. McGurk with a view toward increasing stockholder value. The Company determined that stock options to purchase 450,000 shares of Class A Common Stock would align Mr. McGurk’s interests with stockholders and, further, that the escalating exercise price structure of the options (the options are grouped in three tranches which have exercise prices of $15.00, $30.00 and $50.00 per share, respectively) would provide a strong incentive for Mr. McGurk to improve stock performance. Mr. McGurk and the Company entered into a new employment agreement in August 2013, pursuant to which, among other things, Mr. McGurk received a bonus of $250,000 and a grant of stock options to purchase 150,000 shares of Class A Common Stock with a price of $14.00 per share and vesting in three equal annual installments.
In addition, Mr. McGurk was entitled to receive a retention bonus of $750,000, payable in three equal installments on March 31 of each of 2015, 2016 and 2017 in cash or shares of Class A Common Stock, or a combination thereof, at the Compensation Committee’s discretion.
A summary of Mr. McGurk’s compensation package is located under the heading “Employment agreements and arrangements between the Company and Named Executives” of this Item.
Employment Agreement for Mr. McGurk and Employment Arrangements for other NEOs
The Company currently provides an employment agreement to Mr. McGurk and employment arrangements to Messrs. Edell and Sondheim, for retention during periods of uncertainty and operational challenge. Additionally, the employment agreement and employment arrangements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment agreements and arrangements between the Company and Named Executives” of this Item for a description of the material terms of Mr. McGurk’s employment agreement and Messrs. Edell's and Sondheim’s employment arrangements.
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
Zvi M. Rhine

Named Executives

The following table sets forth certain information concerning compensation received by the Company’s Named Executives, consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher J. McGurk	2017	600,000	—	543,000	__	__	39,061	1,182,061
Chief Executive Officer and Chairman	2016	600,000	250,000	__	__	__	27,288	877,288
	2015	600,000	250,000	__	1,253,322	—	31,009	2,134,331

Jeffrey S. Edell	2017	344,445	—	181,000	—	—	28,279	553,724
Chief Financial Officer	2016	307,917	63,769	—	49,725	—	2,001	423,412
	2015	231,106	—	—	380,878	—	575	612,559

William Sondheim	2017	418,013	—	181,000	—	—	34,531	633,544
President, Cinedigm Entertainment Corp.	2016	413,569	—	—	—	—	13,677	427,246
	2015	412,380	—	—	—	—	26,442	438,822

(1)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended March 31, 2017 and 2016, included in this Annual Report on Form 10-K (the “Form 10-K”).

(2)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each Named Executive.

(3)
Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each Named Executive, for the fiscal year ended March 31, 2017: for Mr. McGurk $1,618 and $31,536, for Mr. Edell $1,619 and $20,131, and for Mr. Sondheim $1,446 and $26,026; for the fiscal year ended March 31, 2016: for Mr. McGurk $827 and $26,461, for Mr. Edell $791 and $1,210 and for Mr. Sondheim $827 and $12,850; for the fiscal year ended March 31, 2015: for Mr. McGurk, $718, $30,291, for Mr. Edell $575 and $0; for Mr. Sondheim $718 and $25,724.

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

On January 4, 2017, Mr. McGurk and the Company amended his employment agreement to extend the term to March 31, 2018.

Jeffrey S. Edell. On June 9, 2014, the Company entered into an employment agreement with Jeffrey Edell (the “Edell 2014 Employment Agreement”), was amended and restated as of November 1, 2015 (the “Edell 2015 Employment Agreement”, and together with the Edell 2014 Employment Agreement, the “Edell Employment Agreement”) pursuant to which Edell serves as Chief Financial Officer of the Company.  Mr. Edell also serves as Principal Accounting Officer. The term of the Edell Employment Agreement commenced on June 9, 2014 and ended on June 8, 2016, and upon such expiration, Mr. Edell became an at-will employee.  Pursuant to the Edell 2014 Employment Agreement, Edell received an annual base salary of $285,000, which was increased to $340,000 pursuant to the Edell 2015 Employment Agreement. In addition, pursuant to the Edell Employment Agreement, Edell is eligible for bonuses for each of the fiscal years ending March 31, 2015 and March 31, 2016, with the target bonus for such years of  50% of his salary, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee. Pursuant to the Edell 2015 Employment Agreement, Mr. Edell received an inducement bonus of $35,000.
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
William S. Sondheim. On December 4, 2014, Cinedigm Entertainment Corp., a wholly-owned subsidiary of Cinedigm, entered into an employment agreement with William Sondheim (the “Sondheim Employment Agreement”), pursuant to which Mr. Sondheim will serve as President of Cinedigm Entertainment Corp. and President of Cinedigm Home Entertainment, LLC, a wholly-owned indirect subsidiary of Cinedigm. The term of the Sondheim Employment Agreement is from October 1, 2014 through September 30, 2016, and upon such expiration Mr. Sondheim became an at-will employee. Pursuant to the Sondheim Employment Agreement, Mr. Sondheim will receive an annual base salary of $412,000 subject to increase at the discretion of the Compensation Committee. In addition, Mr. Sondheim will be eligible for bonuses for each fiscal year, with target bonus for fiscal years 2015 and 2016 of $144,200, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee.

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
Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2017, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of common stock issuable upon exercise of outstanding options (1)	Weighted average of exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the Plan”) approved by shareholders	345,615	16.50	128,270
Cinedigm compensation plans not approved by shareholders (2)	492,500	$26.38	—

(1)	Shares of Cinedigm Class A Common Stock.

(2)	Reflects stock options which were not granted under the Plan.

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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2016

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J.	150,000	(2)	—		15.00	12/23/2020	300,000	465,000
McGurk	250,000	(2)	—		30.00	12/23/2020	—	—
	50,000	(2)	—		50.00	12/23/2020	—	—
	150,000	(3)	—	(3)	14.00	8/22/2023	—	—

Jeffrey S.	18,750	(4)	6,250	(4)	26.60	6/9/2024	100,000	155,000
Edell	5,000	(5)	5,000	(5)	8.75	6/4/2025	—	—

William S. Sondheim	18,750	(6)	6,250	(6)	17.50	10/21/2023	100,000	155,000

(1)	Reflects stock options granted under the Company’s Second Amended and Restated 2000 Equity Incentive Plan, except certain options granted to Mr. McGurk and Mr. Sondheim.

(2)	Reflects stock options not granted under the Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.

(3)	Of such total options, 1/3 vest on March 31 of each 2015, 2016 and 2017.

(4)	Of such total options, 1/4 vest on June 9 of each 2015, 2016, 2017 and 2018.

(5)	Of such total options, 1/4 vest on June 4 of each 2016, 2017, 2018 and 2019.

(6)	Reflects stock options not granted under the Plan. Of such total options, 1/4 vest on October 21 of each of 2014, 2015, 2016 and 2017.

Directors
The following table sets forth certain information concerning compensation earned by the Company’s Directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	50,000	50,000	100,000
Ronald L. Chez (1)	10,598	54,076	64,674
Patrick W. O’Brien	55,544	57,957	113,501
Martin B. O’Connor (2)	25,000	12,500	37,500
Zvi M. Rhine	50,000	50,000	100,000
Blair M. Westlake (2)	12,500	12,500	25,000
____________________________
(1) Resigned from the Board on April 3, 2017
(2) Resigned from the Board on July 14, 2016

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of June 12, 2017, the Company’s directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 48.7% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.
The following table sets forth as of June 12, 2017, certain information with respect to the beneficial ownership of the Class A Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer, its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year and one former executive officer who would have been one of the two most highly compensated individuals had he been serving as an executive officer at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executives”), and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	1,110,740	(c)	8.6%
Jeffrey S. Edell	123,750	(d)	1.0%
William S. Sondheim	118,750	(e)	1.0%
Peter C. Brown	118,528	(f)	1.0%
Patrick W. O’Brien	57,749		*
Zvi M. Rhine	258,025	(g)	2.1%
Peak6 Capital Management LLC 141 W. Jackson Blvd, Suite 500 Chicago, IL 60604	1,649,144	(h)(m)	11.7%
Highbridge Capital Management, LLC 40 West 57th Street, 33rd Floor New York, NY 10019	803,254	(i)(m)	8.4%
Zazove Associates, LLC 1001 Tahoe Blvd. Incline Village, NV 89451	1,383,797	(j)(m)	6.2%
Ronald L. Chez 291 E. Lake Shore Drive Chicago, IL 60611	1,480,671	(k)	11.7%

All directors and executive officers as a group (9 persons)	1,980,355	(l)	15.1%
____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 902 Broadway, 9th Floor, New York, New York 10010.

(b)
Applicable percentage of ownership is based on 12,386,353 shares of Class A Common Stock outstanding as of June 12, 2017 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 12, 2017 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown.

(c)	Includes 600,000 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(d)	Includes 23,750 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(e)	Includes 18,750 shares of Class A Common Stock underlying options that may be acquired upon exercise of such options.

(f)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(g)
Mr. Rhine is the Principal of Sabra Investments, LP and Sabra Capital Partners, LLC. Includes (i) 97,750 shares of Class A Common Stock owned directly, 145,000 shares of Class A Common Stock owned by Sabra Investments, LP, and 7,400 shares of Class A Common Stock owned by Sabra Capital Partners, LLC and (ii) 2,625 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned directly and 5,250 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned by Sabra Investments, LP.

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

(i)
Includes 803,254 shares underlying 5.5% Convertible Senior Notes due 2035. Highbridge Capital Management, LLC (“Highbridge”) is the trading manager of Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (collectively, the “Highbridge Funds”), which hold the 5.5% Convertible Senior Notes due 2035. Highbridge may be deemed to be the beneficial owner of such shares.

(j)
Includes 1,383,797 shares underlying 5.5% Convertible Senior Notes due 2035. Zazove Associates, Inc. is the general partner of Zazove Associates, LLC, and Gene T. Pretti is the principal of Zazove Associates, Inc. Zazove Associates, LLC is registered as an investment advisor and has discretionary authority with regard to certain accounts that hold the Convertible Securities. No single account has a more than 5% interest of any class of the Class A Common Stock.

(k)	Includes 297,500 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants. Mr. Chez is a Strategic Advisor to the Company.

(l)	Includes 719,299 shares of Class A common stock underlying options and 7.875 shares of Class A common stock underlying warrants that may be acquired upon exercise thereof.

(m)
Based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, and filed by such stockholder with the SEC through June 12, 2017 and information provided by the holder or otherwise known to the Company.

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
On July 14, 2016, Mr. Chez (i) invested $2,000,000 in Loans and (ii) received 196,000 shares of Class A common stock plus 210,000 shares of Class A common stock and warrants to purchase 200,000 shares of Class A common stock (the “Warrants”) as a fee for being lead Lender. The 406,000 shares of Class A common stock were valued at $466,900 or $1.15 per share. At such time, Mr. Chez ceased to serve as a strategic advisor and joined the Board of Directors.
On September 15, 2016, Mr. Chez invested $2,000,000 in Loans received 191,100 shares of Class A common stock on October 25, 2016 in connection with such Loans. The shares Class A common stock were valued at $258,267 or 1.97 per share.
On September 15, 2016, Christopher J. McGurk, our Chief Executive Officer (i) invested $500,000 in Loans and (ii)

received 49,000 shares of Class A common stock. The shares Class A common stock were valued at $85,260 or 1.74 per share.

On October 25, 2016, Patrick O'Brien, a member of our Board of Directors, received 4,900 shares of Class A common stock after purchasing $50,000 of Loans from Mr. Chez. The shares of Class A common stock were valued at $9,653 or $1.97 per share.
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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2017 for filing with the SEC.
Respectfully submitted,
The Audit Committee of the Board of Directors
Zvi M. Rhine, Chairman
Peter C. Brown
Patrick W. O'Brien
THE FOREGOING AUDIT COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.
EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2018.
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2017 and 2016. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2017	2016
(1) Audit Fees	$351,000	$372,902
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$351,000	$372,902

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2017 and 2016 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2017 and 2016, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

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

CINEDIGM CORP.

Date:	June 29, 2017	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 29, 2017	By:	/s/ Jeffrey S. Edell
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 29, 2017
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey S. Edell	Chief Financial Officer	June 29, 2017
Jeffrey S. Edell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter C. Brown	Director	June 29, 2017
Peter C. Brown

/s/ Patrick O'Brien	Director	June 29, 2017
Patrick O'Brien

/s/ Zvi Rhine	Director	June 29, 2017
Zvi Rhine

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	‑	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended.(29)
3.2	‑	Amended and Restated Bylaws of the Company, as amended. (25)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (9)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (19)
4.4	‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (19)

4.5	‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (19)

4.6	‑
Guaranty Agreement, dated as of October 17, 2013, by each of the signatories thereto and each of the other entities which becomes a party thereto, in favor of Société Générale, as Administrative Agent for the lenders. (21)

4.6.1
Supplement No. 1 to Guaranty Agreement, dated as of July 14, 2016, among Docurama, LLC, Dove Family Channel, LLC, Cinedigm OTT Holdings, LLC, Cinedigm Productions, LLC in favor of Société Générale, as Administrative Agent.(34)

4.7	‑
Amended and Restated Security Agreement, dated as of April 29, 2015 to Security Agreement, dated as of October 17, 2013, by and among the Company, the Loan Parties party thereto and the Company’s subsidiaries party thereto, and OneWest Bank, FSB as Collateral Agent for the Secured Parties. (24)

4.7.1
Second Amended and Restated Security Agreement, dated as of July 14, 2016 among the Company, the other Loan Parties signatory thereto, certain Subsidiaries of the Company, and CIT Bank, N.A., as Collateral Agent. (34)

4.8	‑
Indenture (including Form of Note), dated as of April 29, 2015, with respect to the Company’s 5.5% Convertible Senior Notes due 2035, by and between the Company and U.S. Bank National Association, as Trustee. (24)

4.9	‑	Form of Note issued on October 21, 2013. (21)
4.10	‑	Form of Warrant issued on October 21, 2013. (21)
4.11	‑	Form of Warrant issued to the Purchaser pursuant to the Securities Purchase Agreement, dated August 11, 2009, by and among the Company and Sageview Capital Master L.P.. (10)
4.12	‑	Registration Rights Agreement, dated as of August 11, 2009, by and among the Company and Sageview Capital Master L.P.. (10)
4.13	‑	Guaranty Agreement, dated as of July 14, 2016, among the Guarantors and in favor of Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (34)
4.14	‑
Second Lien Security Agreement, dated as of July 14, 2016, among the Company, Loan Parties signatory thereto, certain Subsidiaries of the Company and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (34)

4.15	‑	Pledge Agreement, dated as of July 14, 2016 among the Company, the Guarantors and CIT Bank, N.A., as Collateral Agent. (34)
4.16	‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (19)

4.17	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (19)
4.18	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (19)
4.19	‑	Warrant issued on July 14, 2016. (34)
4.20	‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto, in favor of Société Générale, New York Branch, as Collateral Agent. (17)

4.21	‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. *
4.22	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (17)

4.23	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (17)

4.24	‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, New York Branch, as Collateral Agent. (17)
4.25	‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, New York Branch, as Collateral Agent. (17)
4.26	0	Form of Warrant issued on December 23, 2016. (36)
10.1	‑	Second Lien Loan Agreement, dated as of July 14, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (34)
10.1.1	‑
First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lender party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (33)

10.1.2	0
Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (29)

10.1.3	0
Third Amendment to Second Lien Loan Agreement, dated as of March 31, 2017, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent.*

10.2	‑	Severance Agreement, dated as of October 16, 2015, between the Company and Adam M. Mizel. (28)
10.3	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.3.1	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (7)
10.3.2	‑	Form of Notice of Restricted Stock Award. (5)
10.3.3	‑	Form of Non-Statutory Stock Option Agreement. (6)
10.3.4	‑	Form of Restricted Stock Unit Agreement (employees). (7)
10.3.5	‑	Form of Stock Option Agreement. (2)
10.3.6	‑	Form of Restricted Stock Unit Agreement (directors). (7)
10.3.7	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.3.8	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.3.9	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.3.10	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (16)
10.3.11	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.3.12	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (22)
10.3.13		Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (30)
10.3.14		Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (31)
10.4	‑	Cinedigm Corp. Management Incentive Award Plan. (12)
10.5	‑	Form of Indemnification Agreement for non-employee directors. (13)
10.6	‑	Amended and Restated Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of November 1, 2015. (26)
10.7	‑	[intentionally omitted]
10.8	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (23)
10.9	‑	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (33)
10.10	‑	Lease Agreement, dated as of August 9, 2002, by and between OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (4)
10.10.1	‑	First Amendment to Contract of Sale and Lease Agreement, dated as of August 9, 2002, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema LLC. (4)
10.10.2	‑	Second Amendment to Contract of Sale and Lease Agreement, dated as of April 2, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (4)

10.10.3	‑	Third Amendment to Contract of Sale and Lease Agreement, dated as of November 1, 2003, by and among Pritchard Square LLC, OLP Brooklyn Pavilion LLC and Pritchard Square Cinema, LLC. (4)
10.10.4	‑	Fourth Amendment to Lease Agreement, dated as of February 11, 2005, between ADM Cinema Corporation and OLP Brooklyn Pavilion LLC. (3)
10.11	‑
Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine. (34)

Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine.

Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine.

Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine.

10.12	‑
Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (19) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.13	‑	Commitment Letter, dated July 14, 2016, between Christopher McGurk and the Company. (34)
10.14	‑	Forward Stock Purchase Confirmation, dated April 24, 2015, by and between the Company and Société Générale, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (24)
10.15	‑	Exchange Agreement dated as of December 22, 2016 between Cinedigm Corp. and Cap 1 LLC. (36)
10.16	‑	Exchange Agreement, dated as of December 23, 2016 between Cinedigm Corp. and Sageview Capital Master L.P. (36)
10.17	‑
Exchange Agreement, dated as of February 8, 2017, between the Company, BlueMountain Equity Alternatives Master Fund L.P., BlueMountain Logan Opportunities Master Fund L.P., BlueMountain Credit Alternatives Master Fund L.P., BlueMountain Montenvers Master Fund SCA SICAV-SIF, and BlueMountain Foinaven Master Fund L.P. (37)

10.18	‑	Exchange Agreement, dated as of February 17, 2017, between the Company and Wolverine Flagship Fund Trading Limited. (38)
10.19	‑
Second Amended and Restated Credit Agreement, dated as of April 29, 2015, among the Company, the Lenders party thereto, Société Générale, as Administrative Agent, and OneWest Bank, FSB, as Collateral Agent. (24)

10.19.1	‑	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 16, 2015, among Cinedigm Corp, the Lenders party thereto, and Société Générale as Administrative Agent.(27)
10.19.2	‑
Amendment No. 2 and Waiver No. 1 to the Second Amended and Restated Credit Agreement, dated as of December 21, 2015, among Cinedigm Corp., the Lenders party thereto, and Société Générale as Administrative Agent.(32)

10.19.3	‑
Amendment No. 3 and Waiver No. 2 to the Second Amended and Restated Credit Agreement, dated as of May 15, 2016, among Cinedigm Corp, the Lenders party hereto, and Société Générale, as Administrative Agent.(33)

10.19.4
Amendment No. 4 and Consent to the Second Amended and Restated Credit Agreement, dated as of July 14, 2016, among Cinedigm Corp, the Lenders party thereto and Société Générale as Administrative Agent.(34)

10.20	‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (19)

10.21	‑	Strategic Advisor Agreement between Cinedigm Corp. and Ronald L. Chez dated as of April 3, 2017. (39)
10.22	‑
Lease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between 45 West 36th Street LLC and Cinedigm Corp., together with Sublease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between NTT Data, Inc. and Cinedigm Corp.*

10.23	‑	Lease for 15301 Ventura Boulevard, Sherman Oaks, CA, dated as of January 4, 2017 between Douglas Emmett 2016 and Cinedigm Corp.*
10.24	‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (21)
10.25	‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (21)
10.26	‑	Amended and Restated Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (20)
10.26.1		Amendment to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of January 4, 2017.(35)

10.27	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (14)
10.28	‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent, ING Capital LLC, as Documentation Agent, and the Lenders party thereto. (17)

10.29	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (17)

10.30	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (17)
10.31	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. and CDF2 Holdings, LLC. (17)
10.32	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (17)
10.33	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (17)
21.1	‑	List of Subsidiaries. (32)
23.1	‑	Consent of EisnerAmper LLP.*
24.1	‑	Powers of Attorney.* (Contained on signature page)
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	‑	XBRL Instance Document.*
101.SCH	‑	XBRL Taxonomy Extension Schema.*
101.CAL	‑	XBRL Taxonomy Extension Calculation.*
101.DEF	‑	XBRL Taxonomy Extension Definition.*
101.LAB	‑	XBRL Taxonomy Extension Label.*
101.PRE	‑	XBRL Taxonomy Extension Presentation.*
* Filed herewith.

Documents Incorporated Herein by Reference:

(1) Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company's Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(2) Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company's
Registration Statement on Form S-8 (File No. 333-124290).

(3) Previously filed with the Securities and Exchange Commission on April 29, 2005 as an exhibit to the Company's Form 8- K (File No. 001-31810).

(4) Previously filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit to the Company's Form 10- KSB for the fiscal year ended March 31, 2006 (File No. 001-31810).

(5) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(6) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(7) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(8) Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(9) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).

(10) Previously filed with the Securities and Exchange Commission on August 13, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(11) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(12) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(13) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(14) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(15) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(16) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(17) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(18) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(19) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(20) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(21) Previously filed with the Securities and Exchange Commission on October 23, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(22) Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(23) Previously filed with the Securities and Exchange Commission on February 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2014 (File No. 001-31810).

(24) Previously filed with the Securities and Exchange Commission on April 29, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(25) Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).

(26) Previously filed with the Securities and Exchange Commission on November 5, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(27) Previously filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2015 (File No. 001-31810).

(28) Previously filed with the Securities and Exchange Commission on October 16, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(29) Previously filed with the Securities and Exchange Commission on November 7, 2016 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-214486).

(30) Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(31) Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on July 14, 2016 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(33) Previously filed with the Securities and Exchange Commission on August 15, 2016 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(34) Previously filed with the Securities and Exchange Commission on July 19, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(35) Previously filed with the Securities and Exchange Commission on January 10, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(36) Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(37) Previously filed with the Securities and Exchange Commission on February 10, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(38) Previously filed with the Securities and Exchange Commission on February 21, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(39) Previously filed with the Securities and Exchange Commission on April 7, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).