Form 10-Q
period 2017-06-30
Cinedigm Corp.
filed 2017-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2017

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45 West 36th Street, 7th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)
(212) 206-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act:	NONE

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

☐If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

As of August 9, 2017, 13,657,445 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 854,138 shares subject to our forward purchase transaction.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,792	$12,566
Accounts receivable, net	40,262	53,608
Inventory	803	1,137
Unbilled revenue	5,204	5,655
Prepaid and other current assets	12,320	13,484
Total current assets	68,381	86,450
Restricted cash	1,000	1,000
Property and equipment, net	29,081	33,138
Intangible assets, net	18,833	20,227
Goodwill	8,701	8,701
Debt issuance costs	656	260
Other assets	1,558	1,558
Total assets	$128,210	$151,334
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$61,451	$73,679
Current portion of notes payable	19,599	19,599
Current portion of notes payable, non-recourse (see Note 5)	5,854	6,056
Current portion of capital leases	36	66
Current portion of deferred revenue	2,186	2,461
Total current liabilities	89,126	101,861
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $2,567 and $2,701, respectively (see Note 5)	48,408	55,048
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $4,823 and $5,340 respectively (see Note 5)	60,008	59,396
Deferred revenue, net of current portion	4,954	5,324
Other long-term liabilities	382	408
Total liabilities	202,878	222,037
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 25,000,000 shares authorized; 12,386,702 and 11,841,983 shares issued and 12,386,702 and 11,841,983 shares outstanding at June 30, 2017 and March 31, 2017, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at June 30, 2017 and March 31, 2017, respectively	12	12
Additional paid-in capital	288,672	287,393
Accumulated deficit	(365,650)	(360,415)
Accumulated other comprehensive loss	(41)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(73,448)	(69,489)
Deficit attributable to noncontrolling interest	(1,220)	(1,214)
Total deficit	(74,668)	(70,703)
Total liabilities and deficit	$128,210	$151,334
See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	For the Three Months Ended June 30,
	2017	2016
Revenues	$15,240	$22,475
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,066	5,691
Selling, general and administrative	6,318	6,432
Restructuring, transition and acquisition expenses, net	—	90
Depreciation and amortization of property and equipment	4,357	8,524
Amortization of intangible assets	1,395	1,463
Total operating expenses	16,136	22,200
(Loss) income from operations	(896)	275
Interest expense, net	(4,041)	(4,935)
Other (expense) income, net	(69)	125
Change in fair value of interest rate derivatives	40	27
Loss from operations before income taxes	(4,966)	(4,508)
Income tax expense	(186)	(67)
Net loss	(5,152)	(4,575)
Net loss attributable to noncontrolling interest	6	21
Net loss attributable to controlling interests	(5,146)	(4,554)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(5,235)	$(4,643)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.48)	$(0.70)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	10,920,446	6,623,449

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2017	2016
Net loss	$(5,152)	$(4,575)
Other comprehensive (loss) income: foreign exchange translation	(3)	31
Comprehensive loss	(5,155)	(4,544)
Less: comprehensive loss attributable to noncontrolling interest	6	21
Comprehensive loss attributable to controlling interests	$(5,149)	$(4,523)

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,152)	$(4,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	5,752	9,987
Loss on disposal of property and equipment	2	—
Amortization of debt issuance costs included in interest expense	487	666
Provision for inventory reserve	529	130
Stock-based compensation and expenses	317	278
Change in fair value of interest rate derivatives	40	(27)
Accretion and PIK interest expense added to note payable	410	134
Changes in operating assets and liabilities;
Accounts receivable	13,346	(2,121)
Inventory	(195)	(29)
Unbilled revenue	451	96
Prepaid expenses and other assets	907	(510)
Accounts payable and accrued expenses	(11,623)	3,517
Deferred revenue	(645)	(794)
Net cash provided by operating activities	4,626	6,752
Cash flows from investing activities:
Purchases of property and equipment	(227)	(152)
Purchases of intangible assets	—	(1)
Net cash used in investing activities	(227)	(153)
Cash flows from financing activities:
Payment of notes payable	(6,976)	(10,999)
Net repayments under revolving credit agreement	—	(5,744)
Principal payments on capital leases	(30)	(81)
Payments of debt issuance costs	(167)	(914)
Capital contributions from noncontrolling interest	—	38
Net cash used in financing activities	(7,173)	(17,700)
Net change in cash and cash equivalents	(2,774)	(11,101)
Cash and cash equivalents at beginning of period	12,566	25,481
Cash and cash equivalents at end of period	$9,792	$14,380

See accompanying notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $365.7 million as of June 30, 2017. We may continue to generate net losses for the foreseeable future.  In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations. As of June 30, 2017, we had approximately $56.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $84.4 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

On June 29, 2017, the Company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of the Company’s Class A Common Stock, par value $0.001 (the "Class A Common Stock") per share for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. Proceeds from the sale of the Company's Class A common stock will be used in part for exchanges of the 5.5% Convertible Notes and any related fees. The Company entered into two exchange agreements in July 2017 with holders of approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Notes, due in, 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company. See Note 10 "Subsequent Events" for further discussion. Upon the issuance of all the shares described above, the strategic partner will own a majority of the outstanding Class A Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company entered into an escrow agreement with the strategic partner where $15.0 million in cash was deposited with an escrow agent until the closing. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

We believe the combination of: (i) our cash and restricted cash balances at June 30, 2017, (ii) implemented and planned cost reduction initiatives, and (iii) the availability of debt financing secured in June 30, 2017, (iv) the close of the transaction of the strategic partner (v) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated financial statements are issued. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 3 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling and majority interests.

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under GAAP, interim accounting for certain expenses, such as the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill and intangible asset impairment and valuation reserve for income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. We recorded impairments and accelerated amortization related to advances of $.9 million and $.4 million for the three months ended June 30, 2017 and 2016, respectively.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction to limit our exposure to interest rates on the Prospect Loan, which matures March 31, 2018. We have not sought hedge accounting treatment for the interest rate cap and therefore, changes in its value are recorded in the consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2017 and March 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At June 30, 2017 and March 31, 2017, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2017 and 2016, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2017 and 2016.

PARTICIPATIONS AND ROYALTIES PAYABLE

When we use third parties to distribute company-owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

DEBT ISSUANCE COSTS

We incur debt issuance costs in connection with long-term debt financings. Such costs are recorded as a direct deduction to notes payable and amortized over the terms of the respective debt obligations using the effective interest rate method. Debt issuance costs recorded in connection with revolving debt arrangements are presented as other assets on the Consolidated Balance Sheets and are amortized over the term of the revolving debt agreements using the effective interest rate method.

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

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, property taxes and insurance on systems, shipping costs, royalty expenses, impairments of advances, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	For the Three Months Ended June 30,
(In thousands)	2017	2016
Direct operating	$—	$3
Selling, general and administrative	317	275
	$317	$278

No stock options were granted or exercised during the three months ended June 30, 2017 and 2016.

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 5 - Notes Payable are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding for the three months ended June 30, 2017 and 2016, excludes 1.2 million shares that will be repurchased as a result of the forward stock purchase transaction.

We incurred net losses for the three months ended June 30, 2017 and 2016, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 1,411,827 shares and 2,703,774 shares as of June 30, 2017 and 2016, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with

Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are still evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after April 1, 2017. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

In May, 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2017 and March 31, 2017, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million as of June 30, 2017 and March 31, 2017, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2017 and 2016, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings.

Total Stockholder's Deficit of CDF2 Holdings at June 30, 2017 and March 31, 2017 was $20.5 million and $18.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2017 and March 31, 2017 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the three months ended June 30, 2017 and 2016, we recorded income tax expense of $0.2 million and $0.1 million, respectively, which represents state income taxes. No tax benefit has been recorded in relation to the pre-tax loss from operations for the three months ended June 30, 2017 and 2016, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards and other items attributable to the loss.

Our effective tax rate for the three months ended June 30, 2017 and 2016 was a negative 3.9% and 1.5%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2017		March 31, 2017
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	—	49,156	—	54,656
KBC Facilities	5,513	1,685	5,744	2,890
P2 Vendor Note	254	134	227	181
P2 Exhibitor Notes	87	—	85	22
Total non-recourse notes payable	5,854	50,975	6,056	57,749
Less: Unamortized debt issuance costs and debt discounts	—	(2,567)	—	(2,701)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$5,854	$48,408	$6,056	$55,048

5.5% Convertible Notes Due 2035	$—	$50,571	$—	$50,571
Second Secured Lien Notes	—	9,260	—	9,165
Cinedigm Revolving Loans	19,599	—	19,599	—
2013 Notes	—	5,000	—	5,000
Total recourse notes payable	19,599	64,831	19,599	64,736
Less: Unamortized debt issuance costs and debt discounts	—	(4,823)	—	(5,340)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$19,599	$60,008	$19,599	$59,396
Total notes payable, net of unamortized debt issuance costs	$25,453	$108,416	$25,655	$114,444

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the Condensed Consolidated Balance Sheets, totaled $0.7 million and $1.7 million as of June 30, 2017 and March 31, 2017, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2017 and March 31, 2017, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our condensed consolidated balance sheets.

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

The Prospect Loan is primarily secured by a first priority pledge of the stock of DC Holdings, our wholly owned subsidiary, the stock of AccessDM, which is wholly owned by DC Holdings, the stock of Access Digital Cinema Phase II, Corp., our wholly owned subsidiary, and the stock of our Phase I DC subsidiaries, which are subsidiaries of AccessDM. The Prospect Loan is also guaranteed by each of those subsidiaries.

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	June 30, 2017	March 31, 2017
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(25,622)	(20,122)
Prospect Loan, net	49,156	54,656
Less current portion	—	—
Total long term portion	$49,156	$54,656

KBC Facilities

In December 2008 we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the three months ended June 30, 2017. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	June 30, 2017	March 31, 2017
3	$22,336	3.75%	September 2018	$2,960	$3,758
5	11,425	3.75%	March 2019	2,856	3,264
6	6,450	3.75%	December 2018	1,382	1,612
	$40,211			$7,198	$8,634

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 1.00% at June 30, 2017, plus the interest rate noted above.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually. The Convertible Notes mature on April 15, 2035, unless earlier repurchased, redeemed or converted and are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver to holders in respect of each $1,000 principal amount of Convertible Notes being converted a number of shares of our Class A Common Stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of Class A Common Stock. The conversion rate applicable to the Convertible Notes on the offering date was 82.4572 shares of Class A Common Stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $12.13 per share of Class A Common Stock), which is subject to adjustment if certain events occur. Holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes on April 20, 2020, April 20, 2025 and April 20, 2030 and upon the occurrence of certain fundamental changes at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any. The Convertible Notes will be redeemable by us at our option on or after April 20, 2018 upon the satisfaction of a sale price condition with respect to our Class A Common Stock and on or after April 20, 2020 without regard to the sale price condition, in each case, at a redemption price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased approximately 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing approximately 1,179,138 shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $0.7 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, related to the Convertible Notes.

In July 2017, $3,650,000 principal amount of Convertible Notes was retired in exchange for $1,462,000 principal amount of Second Secured Lien Loans and 1,215,326 shares of our Class A Common Stock.
Cinedigm Credit Agreement
An April 2015 amendment to the Cinedigm Revolving Loans extended the term of the Cinedigm Credit Agreement to March 31, 2018, provided for the release of the equity interests in the subsidiaries that we had previously pledged as collateral, changed the interest rate and replaced all financial covenants with a single debt service coverage ratio test commencing at June 30, 2016 and a $5.0 million minimum liquidity covenant. The Cinedigm Revolving Loans, as amended, bear interest at Base Rate (as defined in the amendment) plus 3% or LIBOR plus 4%, at our election, but in no event may the elected Base Rate or LIBOR rate be less than 1%. We are permitted to repay the Cinedigm Revolving Loans, at our option, in whole or in part.

In May 2016, we entered into an agreement with Société Générale (as Administrative Agent), which amended certain terms of the Cinedigm Credit Agreement (the “May 2016 Amendment”) primarily to increase the Company’s cash available for operations. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million.
In July 2016, we entered into an amendment to the Cinedigm Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million up to June 30, 2017 and all times after at least $5.0 million in minimum liquidity. On August 10, we received a waiver to keep the minimum liquidity at $0.8 million through October 13, 2017 and at all times after October 13, 2017, we must maintain at least $5.0 million minimum liquidity. In addition, certain of our subsidiaries that are guarantors to the Cinedigm Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Cinedigm Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition, pursuant to the July 2016 amendment, (i) the Eurodollar rate loans were changed to Base plus 4.5% and base plus 3.5% for Base rate loans, (ii) the requirement for the debt service reserve account was eliminated, and (iii) the maximum principal amount available to borrow was reduced from $22.0 million to $19.8 million. See Note - 10 - Subsequent Event for modification of this amount. As of June 30, 2017, $0.2 million in additional borrowings were available under the Cinedigm Revolving Loans.
In connection with the Cinedigm Revolving Loans, we maintained a debt service reserve account in restricted cash for certain scheduled interest and principal payments due on the Cinedigm Revolving Loans and Convertible Notes as of March 31, 2016 of $2.2 million. As a result of the July 2016 amendment to the Cinedigm Credit Agreement, no such reserve amount was required to be maintained as of March 31, 2017.

On August 10, 2017, we obtained a waiver on a covenant under the Cinedigm Credit Agreement an Second Secured Lien Notes for the quarter ended June 30, 2017.

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

Zvi Rhine, a member of our Board of Directors, is a holder of $0.5 million of the 2013 Notes as of June 30, 2017 and March 31, 2017.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three months ended June 30, 2017, we issued 570,069 shares of Class A Common Stock in connection with payment of preferred stock dividends and a settlement of an obligation to a content provider. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at June 30, 2017 were $0.2 million. In August 2017, we paid the preferred stock dividends in arrears in the form of 45,766 shares of Class A Common Stock.

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

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2017	345,615	$16.50
Granted	—	—
Exercised	—	—
Canceled/forfeited	(5,100)	49.03
Balance at June 30, 2017	340,515	$15.73

The weighted average remaining contractual life for stock options outstanding as of June 30, 2017 was 5.85 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of June 30, 2017, there were 31,875 unvested options outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of June 30, 2017, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of June 30, 2017. All of the outstanding warrants are fully vested and exercisable.

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

The warrants issued in connection with the Second Secured Lien Notes to Ronald L. Chez, at the time a member of Board of Directors, contain a cashless exercise provision and customary anti-dilution rights.

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

7.    COMMITMENTS AND CONTINGENCIES

LEASES

On April 10, 2017 we entered into lease agreements for new office space in New York City, which coincides with the termination of our previous New York City office lease. The new agreements commenced on July 1, 2017 and initially require minimum lease payments of $33 with customary escalation clauses over the course of the contract which terminates in April 2021.

Our capital lease obligations are primarily related to computer equipment.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	June 30, 2017
(in thousands)	2017	2016
Cash interest paid	$3,449	$5,060
Accrued dividends on preferred stock	89	89
Issuance of Class A Common Stock for payment of preferred stock dividends	89	89
Issuance of Class A Common Stock for settlement of an obligation	867	—

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of June 30, 2017, we are no longer earning a significant portion of VPF revenues from certain major studios on 2,837 of such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$149	$—	$11,147	$46,589	$—	$—
Phase II Deployment	—	—	45,523	7,673	—	—
Services	—	—	1,050	—	—	—
Content & Entertainment	18,675	8,701	63,241	—	—	2
Corporate	9	—	7,249	—	79,607	34
Total	$18,833	$8,701	$128,210	$54,262	$79,607	$36

	March 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$160	$—	$15,118	$51,955	$—	$—
Phase II Deployment	—	—	48,461	9,149	—	—
Services	—	—	1,052	—	—	—
Content & Entertainment	20,057	8,701	79,911	—	—	8
Corporate	10	—	6,792	—	78,995	58
Total	$20,227	$8,701	$151,334	$61,104	$78,995	$66

	Statements of Operations
	For the Three Months Ended June 30, 2017
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$4,331	$3,061	$2,396	$5,452	$—	$15,240
Direct operating (exclusive of depreciation and amortization shown below)	288	111	—	3,667	—	4,066
Selling, general and administrative	100	79	263	3,981	1,895	6,318
Allocation of Corporate overhead	—	—	390	829	(1,219)	—
Depreciation and amortization of property and equipment	2,320	1,881	—	69	87	4,357
Amortization of intangible assets	11	—	—	1,382	2	1,395
Total operating expenses	2,719	2,071	653	9,928	765	16,136
Income (loss) from operations	$1,612	$990	$1,743	$(4,476)	$(765)	$(896)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—	$—	$—
Selling, general and administrative	—	—	—	—	317	317
Total stock-based compensation	$—	$—	$—	$—	$317	$317

	Statements of Operations
	For the Three Months Ended June 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,164	$3,180	$3,295	$6,836	$—	$22,475
Direct operating (exclusive of depreciation and amortization shown below)	223	53	1	5,414	—	5,691
Selling, general and administrative	133	59	231	4,101	1,908	6,432
Allocation of Corporate overhead	—	—	397	896	(1,293)	—
Restructuring, transition and acquisition expenses, net	—	—	—	90	—	90
Depreciation and amortization of property and equipment	6,391	1,881	—	68	184	8,524
Amortization of intangible assets	11	—	—	1,450	2	1,463
Total operating expenses	6,758	1,993	629	12,019	801	22,200
Income (loss) from operations	$2,406	$1,187	$2,666	$(5,183)	$(801)	$275

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$1	$2	$—	$3
Selling, general and administrative	—	—	—	46	229	275
Total stock-based compensation	$—	$—	$1	$48	$229	$278

10. SUBSEQUENT EVENTS

On July 10, 2017, the Company entered into two Exchange Agreements (the "Exchanges") with certain beneficial owners of our Convertible Notes representing in the aggregate approximately 99%, or approximately $50 million, of the outstanding principal amount of the Company's outstanding 5.5% Convertible Notes, due 2035, pursuant to the agreements, the holders thereof will exchange their outstanding Convertible Notes for a combination of cash, shares of our Class A Common Stock and Second Lien Notes. The Exchanges are expected to occur over time and be completed concurrently with the closing of the sale of Class A Common Stock to the strategic partner pursuant to the Stock Purchase Agreement signed on June 29, 2017. In July 2017, $3,650,000 principal amount of Convertible Notes were retired in exchange for $1,462,000 of Second Secured Lien Notes and 1,215,326 shares of our Class A Common Stock.

In connection with the sale of the Convertible Notes in April 2015, the Company and Société Générale (the “Forward Counterparty”) entered into a forward purchase contract, pursuant to which the Company purchased 1,179,138 shares of Class A Common Stock from the Forward Counterparty for settlement on or about the fifth anniversary of the issuance of the Convertible Notes. The Forward Counterparty, in accordance with its option to settle the shares, in whole or in part, at any time prior to the final settlement date, settled 75,000 shares on July 14, 2017 and 250,000 shares on July 31, 2017.

On August 10, 2017, the maximum principal amount available under the Cinedigm Credit Agreement was reduced to $17.1 million from $19.8 million.

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of June 30, 2017, 2,837 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios, representing approximately 73% of the total Systems in our Phase I Deployment. By December 2017, we expect that nearly all of our Phase I Deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of June 30, 2017, we had approximately $56.8 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $84.4 million of outstanding debt principal, as of June 30, 2017 that is attributable to our Content & Entertainment and Corporate segments.

Liquidity

We incurred consolidated net loss of $5.2 million for the three months ended June 30, 2017 and a net loss of $4.6 million for the three months ended June 30, 2016. We have an accumulated deficit of $365.7 million as of June 30, 2017. In addition we have significant debt-related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

On June 29, 2017, the Company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of the Company’s Class A Common Stock, par value $0.001 (the "Class A Common Stock") per share for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. Proceeds from the sale of the Company's Class A common stock will be used in part for exchanges of the 5.5% Convertible Notes and any related fees. The Company entered into two exchange agreements in July 2017 representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company. In July 2017, $3,650,000 principal amount of of Convertible Notes have been retired in exchange for $1,462,000 Second Lien Notes and 1,215,326 shares of our Class A Common Stock. Upon the issuance of all the the shares described above, the strategic partner will own a majority of the outstanding Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company entered into an escrow agreement with the strategic partner where $15.0 million in cash was deposited with an escrow agent until the closing. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

We believe the combination of: (i) our cash and restricted cash balances at June 30, 2017, (ii) implemented and planned cost reduction initiatives, and (iii) the availability of debt financing secured in June 30, 2017 (iv) the close of the transaction of the strategic partner, and (v) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated financial statements are issued.  Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$4,331	$9,164	$(4,833)	(53)%
Phase II Deployment	3,061	3,180	(119)	(4)%
Services	2,396	3,295	(899)	(27)%
Content & Entertainment	5,452	6,836	(1,384)	(20)%
	$15,240	$22,475	$(7,235)	(32)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning VPF revenue compared to the prior period. Since December of 2015, 2,837 of our Phase I Systems, in 240 theatre locations (the "Expired Theatres"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios. The number of Expired Theatres as of June 30, 2017 represents 73% of the theatres in which we have Phase I Systems installed. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in third quarter of our fiscal year ending March 31, 2018.

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

The decline in physical product sales was partially offset by a $0.7 million increase in sales related to our OTT channels and a slight increase in distribution related revenues. However, we continued to see industry leaders focusing much of their capital on their own original productions, rather than acquiring third-party content. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$288	$223	$65	29%
Phase II Deployment	111	53	58	109%
Services	—	1	(1)	(100)%
Content & Entertainment	3,667	5,414	(1,747)	(32)%
	$4,066	$5,691	$(1,625)	(29)%

Direct operating expenses decreased in the three months ended June 30, 2017 compared to the prior period, primarily resulted from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2018 fiscal year.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$100	$133	$(33)	(25)%
Phase II Deployment	79	59	20	34%
Services	263	231	32	14%
Content & Entertainment	3,981	4,101	(120)	(3)%
Corporate	1,895	1,908	(13)	(1)%
	$6,318	$6,432	$(114)	(2)%

We have been implemented certain restructuring initiatives to reduce our overall level of selling, general and administrative expenses. As a result, such expenses, particularly those related to our CEG , have decreased compared to the prior period. Reductions came primarily in the form of lower salaries through workforce reduction and lower consulting fees.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$2,320	$6,391	$(4,071)	(64)%
Phase II Deployment	1,881	1,881	—	—%
Content & Entertainment	69	68	1	1%
Corporate	87	184	(97)	(53)%
	$4,357	$8,524	$(4,167)	(49)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their ten-year useful lives through June 30, 2017.

Interest expense, net, Debt Extinguishment and Debt Conversion Expenses

	For the Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$1,928	$2,820	$(892)	(32)%
Phase II Deployment	99	310	(211)	(68)%
Corporate	2,014	1,805	209	12%
	$4,041	$4,935	$(894)	(18)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease due to the pay-down of such balances. In addition, in fiscal year ended March 31, 2017 , we repaid the entire remaining balance of the 2013 Term Loans and therefore no longer have any interest expense related to the 2013 Term Loans in our Phase I business.

Interest expense at Corporate increased for the three months ended June 30, 2017 compared to the prior period resulting from interest expense and amortization of debt issuance costs associated with issuing $9.3 million of Second Secured Lien Loans in the second and third quarters of the previous fiscal year. These increases were slightly offset by the reduced interest expense on our Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) decreased 49% compared to the three months ended June 30, 2016. Adjusted EBITDA loss from our non-deployment businesses was negative $1.4 million for the three months ended June 30, 2017 and 2016. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our Content & Entertainment business, partially offset by savings from our restructuring initiatives which began in the third quarter of fiscal year 2016 and are expected to be completed through the remainder of fiscal year 2018.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended June 30,
($ in thousands)	2017	2016
Net loss	$(5,152)	$(4,575)
Add Back:
Income tax expense	186	67
Depreciation and amortization of property and equipment	4,357	8,524
Amortization of intangible assets	1,395	1,463
Interest expense, net	4,041	4,935
Other (expense) income, net	269	(125)
Change in fair value of interest rate derivatives	(40)	(27)
Stock-based compensation and expenses	317	278
Restructuring, transition and acquisition expenses, net	—	90
Net loss attributable to noncontrolling interest	6	21
Adjusted EBITDA	$5,379	$10,651

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(4,201)	$(8,272)
Amortization of intangible assets	(11)	(11)
Income from operations	(2,602)	(3,593)
Adjusted EBITDA from non-deployment businesses	$(1,435)	$(1,225)

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

The critical accounting estimates and assumptions have not materially changed from those identified in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are still evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the new guidance eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after April 1, 2017. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

In May, 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

On June 29, 2017, the Company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of
Company’s Class A Common Stock for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. The Company entered into two exchange agreements in July 2017 representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company. Upon the issuance of all the the Shares, the strategic partner will own a majority of the outstanding Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company entered into an escrow agreement with the strategic partner where $15.0 million in cash was deposited with an escrow agent until the closing, assuming a condition is met. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

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

Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of June 30, 2017 was $54.3 million for our Phase I and Phase II Deployment segments, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreement

The Cinedigm Credit Agreement allows for us to borrow revolving loans of up to $19.8 million, subject to certain liquidity requirements. As of June 30, 2017, $19.6 million of the revolving loans was drawn upon with $0.2 million available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and mature on March 31, 2018.

Convertible Notes

On June 29, 2017, the Company entered into a Stock Purchase Agreement with a strategic partner to sell 20,000,000 shares of the Company’s Class A Common Stock for an aggregate purchase price of up to $30,000,000, of which up to 400,000 shares may be sold to members of management instead of the strategic partner. The Company entered into two exchange agreements in July 2017 representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company. See Note 10 "Subsequent Events" for further discussion. Upon the issuance of all the the shares described above, the strategic partner will own a majority of the outstanding Class A Common Stock and will be entitled to designate two (2) members of the Company’s Board of Directors, the size of which will be set at seven (7) members. As part of the Stock Purchase Agreement, the Company entered into an escrow agreement with the strategic partner where $15.0 million in cash was deposited with an escrow agent until the closing. The final closing of this transaction is subject to customary approvals, including stockholder, lender and regulatory approvals and consummation of the convertible note exchanges.

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

On December 22, 2016, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A Common Stock, and warrants to purchase 200,000 shares of Common Stock in exchange for $3.4 million principal amount of the Convertible Notes. The exchanged notes were immediately canceled. The warrants, which become exercisable six months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions. The exchange was consummated on December 23, 2016.

On February 8, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A Common Stock and notes in the principal amount of $1.4 million pursuant to the Second Lien Loan Agreement in exchange for $4.0 million principal amount of 5.5% Convertible Notes with the holder of such Convertible Notes. The exchange was consummated on February 14, 2017.

On February 17, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 675,000 shares of our Class A Common Stock and notes in the principal amount of $2.1 million pursuant to the Second Lien Loan Agreement in exchange for $6.0 million principal amount of 5.5% Convertible Notes with the holder of such Convertible Notes. The exchange was consummated on February 21, 2017.

In July 2017, $3,650,000 principal amount of Convertible Notes were converted in exchange for $1,462,000 principal amount of Second Secured Lien Notes and 1,215,326 shares of our Class A Common Stock pursuant to two Exchange Agreements between the Company and certain beneficial owners of our Convertible Notes, representing in the aggregate approximately 99%, or approximately $50 million, of the outstanding principal amount of the Company's outstanding Convertible Notes, pursuant to which the holders thereof will exchange their outstanding Convertible Notes for a combination of cash, shares of our Class A Common Stock and notes issued pursuant to the Company's Second Lien Loan Agreement.

All exchanged Convertible Notes are immediately canceled upon exchange.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes") and warrants to purchase 150,000 shares of Class A Common Stock to such investors.. The principal amount outstanding under the 2013 Notes is due on October 21, 2018 and the notes bear interest at 9.0% per annum, payable in quarterly installments.

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2017	2016
Net cash provided by operating activities	$4,626	$6,752
Net cash used in investing activities	(227)	(153)
Net cash used in financing activities	(7,173)	(17,700)
Net change in cash and cash equivalents	$(2,774)	$(11,101)

As of June 30, 2017, we had cash and restricted cash balances of $10.8 million.

Net cash provided by operating activities is primarily driven by income or loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decrease in the fourth quarter of our current fiscal year as more Phase I Systems reach the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients, for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $19.8 million, of which $0.2 million was available for borrowing as of June 30, 2017. In August 2017, the maximum principal amount available was reduced to $17.1 million.We reduced selling, general and administrative expenses by $2.0 million compared to the same period in the prior year and have undertaken initiatives to reduce cash operating expenses further in the future, including relocating our office from Century City, California to Sherman Oaks, California, which is expected to reduce operating expenses by $0.7 million annually. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the three months ended June 30, 2017, cash flows used in financing activities primarily reflects payments of $7.0 million on our long-term debt arrangements.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of June 30, 2017:

	Payments Due
Contractual Obligations (in thousands)	Total	2018	2019 & 2020	2021 & 2022	Thereafter
Long-term recourse debt	$84,431	$19,599	$14,260	$—	$50,572
Long-term non-recourse debt (1)	56,828	5,853	1,819	49,156	—
Capital lease obligations	36	36	—	—	—
Debt-related obligations, principal	$141,295	$25,488	$16,079	$49,156	$50,572

Interest on recourse debt	$57,156	$3,660	$11,775	$2,781	$38,940
Interest on non-recourse debt (1)	25,535	6,422	13,509	5,604	—
Interest on capital leases	—	—	—	—	—
Total interest	$82,691	$10,082	$25,284	$8,385	$38,940
Total debt-related obligations	$223,986	$35,570	$41,363	$57,541	$89,512

Total non-recourse debt including interest	$82,363	$12,275	$15,328	$54,760	$—
Operating lease obligations	$4,931	$1,048	$2,070	$1,813	$—

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

Item 4. CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2017.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

CINEDIGM CORP.

Date:	August 14, 2017	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 14, 2017	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	_
Waiver to Amended and Restated Credit Agreement dated as of August 10, 2017 by and among Cinedigm Corp. and certain of its subsidiaries, certain Lenders party thereto and Societe Generale, as Administrative Agent

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