Form 10-Q
period 2017-09-30
Cinedigm Corp.
filed 2017-11-16
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2017

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

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

As of November 13, 2017, 35,279,726 shares of Class A Common Stock, $0.001 par value were outstanding, which number includes 577,231 shares subject to our forward purchase transaction.

CINEDIGM CORP.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,661	$12,566
Accounts receivable, net	26,280	53,608
Inventory	811	1,137
Unbilled revenue	4,668	5,655
Prepaid and other current assets	12,557	13,484
Total current assets	53,977	86,450
Restricted cash	1,000	1,000
Property and equipment, net	25,541	33,138
Intangible assets, net	17,439	20,227
Goodwill	8,701	8,701
Debt issuance costs	546	260
Other assets	1,447	1,558
Total assets	$108,651	$151,334
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$61,306	$73,679
Current portion of notes payable	58,746	19,599
Current portion of notes payable, non-recourse (see Note 5)	3,813	6,056
Current portion of capital leases	8	66
Current portion of deferred revenue	2,059	2,461
Total current liabilities	125,932	101,861
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $2,430 and $2,701 respectively (see Note 5)	42,519	55,048
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $4,165 and $5,340 respectively (see Note 5)	11,670	59,396
Deferred revenue, net of current portion	4,583	5,324
Other long-term liabilities	357	408
Total liabilities	185,061	222,037
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 25,000,000 shares authorized at September 30, 2017 and March 31, 2017 respectively; 13,745,471 and 11,841,983 shares issued and 13,745,471 and 11,841,983 shares outstanding at September 30, 2017 and March 31, 2017, respectively; $0 and 1,241,000 Class B stock authorized and issued and zero shares outstanding at September 30, 2017 and March 31, 2017, respectively	14	12
Additional paid-in capital	294,494	287,393
Accumulated deficit	(373,193)	(360,415)
Accumulated other comprehensive loss	(53)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(75,179)	(69,489)
Deficit attributable to noncontrolling interest	(1,231)	(1,214)
Total deficit	(76,410)	(70,703)
Total liabilities and deficit	$108,651	$151,334
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$16,278	$23,880	$31,518	$46,355
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,041	4,902	8,107	10,590
Selling, general and administrative	6,247	5,239	12,565	11,674
Provision for doubtful accounts	949	—	949	—
Restructuring expenses, net	—	20	—	110
Depreciation and amortization of property and equipment	3,645	7,763	8,002	16,287
Amortization of intangible assets	1,395	1,464	2,790	2,927
Total operating expenses	16,277	19,388	32,413	41,588
Income (loss) from operations	1	4,492	(895)	4,767
Interest expense, net	(3,975)	(5,111)	(8,016)	(10,046)
Debt conversion expense and loss on extinguishment of notes payable	(3,205)	—	(3,205)	—
Other (expense) income, net	(133)	141	(202)	266
Change in fair value of interest rate derivatives	43	38	83	65
Loss from operations before income taxes	(7,269)	(440)	(12,235)	(4,948)
Income tax expense	(196)	(43)	(382)	(110)
Net loss	(7,465)	(483)	(12,617)	(5,058)
Net loss attributable to noncontrolling interest	11	15	17	36
Net loss attributable to controlling interests	(7,454)	(468)	(12,600)	(5,022)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(7,543)	$(557)	$(12,778)	$(5,200)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.60)	$(0.08)	$(1.07)	$(0.75)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	12,650,909	7,235,435	11,958,601	6,931,114

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,465)	$(483)	$(12,617)	$(5,058)
Other comprehensive income (loss): foreign exchange translation	(12)	(13)	(15)	18
Comprehensive loss	(7,477)	(496)	(12,632)	(5,040)
Less: comprehensive loss attributable to noncontrolling interest	11	15	17	36
Comprehensive loss attributable to controlling interests	$(7,466)	$(481)	$(12,615)	$(5,004)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,617)	$(5,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	10,792	19,214
Loss on disposal of property and equipment	64	—
Amortization of debt issuance costs included in interest expense	1,068	1,485
Provision for doubtful accounts	949	—
Provision for inventory reserve	717	294
Stock-based compensation and expenses	647	1,020
Change in fair value of interest rate derivatives	83	(65)
Accretion and PIK interest expense added to note payable	562	272
Debt conversion expense and loss on extinguishment of notes payable	3,205	—
Changes in operating assets and liabilities;
Accounts receivable	26,490	942
Inventory	(391)	93
Unbilled revenue	987	(37)
Prepaid expenses and other assets	720	(806)
Accounts payable and accrued expenses	(11,673)	(2,101)
Deferred revenue	(1,143)	(1,401)
Net cash provided by operating activities	20,460	13,852
Cash flows from investing activities:
Purchases of property and equipment	(345)	(242)
Purchases of intangible assets	—	(4)
Net cash used in investing activities	(345)	(246)
Cash flows from financing activities:
Payment of notes payable	(15,042)	(24,766)
Net repayments under revolving credit agreement	(7,624)	(5,028)
Proceeds from issuance of notes payable	—	4,500
Principal payments on capital leases	(58)	(165)
Payments of debt issuance costs	(296)	(1,486)
Change in restricted cash balances	—	2,232
Capital contributions from noncontrolling interest	—	38
Net cash used in financing activities	(23,020)	(24,675)
Net change in cash and cash equivalents	(2,905)	(11,069)
Cash and cash equivalents at beginning of period	12,566	25,481
Cash and cash equivalents at end of period	$9,661	$14,412

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. ("Cinedigm," the "Company," "we," "us," or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a leading distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a leading servicer of digital cinema assets for over 12,000 movie screens in both North America and several international countries.

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

Liquidity and Retirement of the Convertible Notes

We have incurred net losses historically and have an accumulated deficit of $373.2 million as of September 30, 2017. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations. As of September 30, 2017, we had approximately $48.8 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $74.6 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments of which $46.8 million was retired subsequent to September 30, 2017. See Note 10 “Subsequent Events” for further discussion.

On November 1, 2017, in connection with the Stock Purchase Agreement with a strategic partner, (the "Stock Purchase Agreement") we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to the strategic partner, and 333,333 shares were sold to the CEO of the Company. In addition, we consummated exchange agreements with holders of Convertible Notes, representing approximately 99% of the principal amount of our outstanding 5.5% Convertible Notes due 2035, whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of $17.1 million cash and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we exchanged the remaining balance of $0.5 million of Convertible Notes with the holder in exchange for cash and the Convertible Notes were immediately retired.

As a result of the of the transactions described above, the strategic partner became a majority holder of the outstanding Class A Common Stock and is entitled to designate two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members. See Note 10 "Subsequent Events" for further discussion.

During the three months ended September 30, 2017, we exchanged $3.8 million of Convertible Notes for 1,315,326 shares of Class A Common Stock and $1.5 million of Second Lien Loans under two exchange agreements.

We believe the combination of: (i) our cash and restricted cash balances at September 30, 2017, (ii) implemented and planned cost reduction initiatives, (iii) the availability of debt financing secured in 2017, (iv) the close of the transaction of the strategic partner discussed above, and (v) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated interim financial statements are issued. Our capital requirements will depend on many factors, and we may need to develop and formulate operating plans with our new strategic partner to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Investments in which we do not have a controlling interest or are not the primary beneficiary but have the ability to exert significant influence are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 3 - Other Interests to the Condensed Consolidated Financial Statements for a discussion of our noncontrolling and majority interests.

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

ACCOUNTS RECEIVABLE

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. We had a provision for doubtful accounts of $0.9 million and zero for the three and six months ended September 30, 2017 and 2016, respectively.

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

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.2 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Impairments and accelerated amortization related to advances were $1.0 million and $0.8 million for the six months ended September 30, 2017 and 2016, respectively.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2017 and March 31, 2017:

(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—	—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At September 30, 2017 and March 31, 2017, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and six months ended September 30, 2017 and 2016, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three or six months ended September 30, 2017 and 2016.

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

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios must pay us a one-time “cost recoupment bonus.”  Any other cash flows, net of expenses, received by Phase 2 DC following the achievement of cost recoupment are required to be returned to the distributors on a pro-rata basis. At this time, we cannot estimate the timing or probability of the achievement of cost recoupment. Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase II systems will end by December 2022 or earlier if cost recoupment is achieved.

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

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Direct operating	$13	$2	$13	$5
Selling, general and administrative	317	740	634	1,015
	$330	$742	$647	$1,020

No stock options were granted or exercised during the three months and six months ended September 30, 2017 and 2016.
There were 20,000 and zero restricted shares awarded to employees during the three months ended September 30, 2017 and 2016, respectively.

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 5 - Notes Payable are considered repurchased for the purposes of calculating earnings per share and therefore the calculation of weighted average shares outstanding for the three months and six months ended September 30, 2017 and 2016, excludes 0.9 million shares that will be repurchased as a result of the forward stock purchase transaction.

We incurred net losses for the three months and six months ended September 30, 2017 and 2016, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 1,481,127 shares and 2,899,259 shares as of September 30, 2017 and 2016, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are in the process of gathering information, assessing our revenue streams and evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

As of September 30, 2017 and March 31, 2017, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million as of September 30, 2017 and March 31, 2017, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

For the three months and six months ended September 30, 2017 and 2016, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings.

Total Stockholders' Deficit of CDF2 Holdings at September 30, 2017 and March 31, 2017 was $22.9 million and $18.7 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2017 and March 31, 2017 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. Income tax expense recorded for the three and six month periods ended September 30, 2017 and 2016 represent state income taxes.  We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the six months ended September 30, 2017 and 2016 was negative 3.3% and negative 2.2%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2017		March 31, 2017
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	—	44,058	—	54,656
KBC Facilities	3,454	816	5,744	2,890
P2 Vendor Note	293	75	227	181
P2 Exhibitor Notes	66	—	85	22
Total non-recourse notes payable	3,813	44,949	6,056	57,749
Less: Unamortized debt issuance costs and debt discounts	—	(2,430)	—	(2,701)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$3,813	$42,519	$6,056	$55,048

5.5% Convertible Notes Due 2035	$46,771	$—	$—	$50,571
Second Secured Lien Notes	—	10,835	—	9,165
Cinedigm Revolving Loans	11,975	—	19,599	—
2013 Notes	—	5,000	—	5,000
Total recourse notes payable	58,746	15,835	19,599	64,736
Less: Unamortized debt issuance costs and debt discounts	—	(4,165)	—	(5,340)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$58,746	$11,670	$19,599	$59,396
Total notes payable, net of unamortized debt issuance costs	$62,559	$54,189	$25,655	$114,444

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2017 and March 31, 2017, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our condensed consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	September 30, 2017	March 31, 2017
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(30,720)	(20,122)
Prospect Loan, net	44,058	54,656
Less current portion	—	—
Total long term portion	$44,058	$54,656

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the six months ended September 30, 2017. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	September 30, 2017	March 31, 2017
1	$22,336	3.75%	September 2018	$671	$3,758
3	11,425	3.75%	March 2019	2,448	3,264
4	6,450	3.75%	December 2018	1,151	1,612
	$40,211			$4,270	$8,634

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 1.00% at September 30, 2017, plus the interest rate noted above.

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

The net proceeds from the Convertible Note offering was $60.9 million, after deducting offering expenses. We used $18.6 million of the net proceeds from the offering to repay borrowings under and terminate one of our term loans under our 2013 Credit Agreement, of which $18.2 million was used to pay the remaining principal balance. Concurrently with the closing of the Convertible Notes transaction, we repurchased approximately 272,100 shares of our Class A common stock from certain purchasers of Convertible Notes in privately negotiated transactions for $2.7 million. In addition, $11.4 million of the net proceeds was used to fund the cost of repurchasing approximately 1,179,138 shares of our Class A common stock pursuant to the forward stock purchase agreement described in Note 6 - Stockholders' Deficit. We recorded interest expense of $0.7 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.8 million for the six months ended September 30, 2017 and 2016, respectively, related to the Convertible Notes.

On July 10, 2017, we entered into exchange agreements (the “Exchange Agreements”) with holders of Convertible Notes representing approximately 99% of the principal amount, pursuant to which $3.8 million of the Convertible Notes were surrendered by such holders in exchange for 1,315,326 shares of Class A Common Stock and $1.5 million in second lien notes under the Loan Agreement during the three months ended September 30, 2017. As a result of the exchanges, we recorded a debt conversion expenses of $3.1 million and a loss on extinguishment of notes payable of $0.1 million. As a result of the exchange transaction on November 1, 2017, this debt has been classified as current as of September 30, 2017. See Note 10 “Subsequent Events” for further discussion.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to
$15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the six months ended September 30, 2017, we borrowed an aggregate principal amount of $1.5 million under the Loan Agreement (the "Second Secured Lien Notes"), and have borrowed $10.5 million in total under the Loan Agreement. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to prorata adjustments. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Secured Lien Notes. The Loan Agreement was amended on August 4, 2016, on October 7, 2016, and on March 31, 2017 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.

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

In July 2016, we entered into an amendment to the Cinedigm Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million up to June 30, 2017 and all times after at least $5.0 million in minimum liquidity. On August 10, 2017, we received a waiver to keep the minimum liquidity at $0.8 million through October 13, 2017 and at all times after October 13, 2017, we must maintain at least $5.0 million minimum liquidity. On November 9, 2017, we entered into an amendment to maintain the minimum liquidity at $0.8 million until the maturity date of the Revolving Maturity date. This amendment also reduced the revolving aggregate maximum credit amount by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding obligations are not repaid in full by such date. In addition, certain of our subsidiaries that are guarantors to the Cinedigm Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Cinedigm Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition, pursuant to the July 2016 amendment, (i) the Eurodollar rate loans were changed to Base plus 4.5% and base plus 3.5% for Base rate loans, (ii) the requirement for the debt service reserve account was eliminated, and (iii) the maximum principal amount available to borrow was reduced from $22.0 million to $17.1 million. As of September 30, 2017, no additional borrowings were available under the Cinedigm Revolving Loans.
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

On November 9, 2017, we obtained a waiver on a covenant under the Cinedigm Credit Agreement and Second Secured Lien Notes for the quarter ended September 30, 2017 and each fiscal quarter thereafter.

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

Zvi Rhine, a member of our Board of Directors and a related party, is a holder of $0.5 million of the 2013 Notes as of September 30, 2017 and March 31, 2017.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the six months ended September 30, 2017, we issued 1,951,161 shares of Class A Common Stock in connection with exchange for Convertible Notes, the payment of preferred stock dividends, settlement of an obligation to a content provider, and issuance to employees.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at September 30, 2017 were $0.2 million. In October 2017, we paid the preferred stock dividends in arrears in the form of 60,133 shares of Class A Common Stock.

CINEDIGM’S EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the "2000 Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the transactions pursuant to the Stock Purchase Agreement, where there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock that had not previously vested have been vested immediately and the options became fully exercisable. In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provides for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants.

At the August 31, 2017 Annual Meeting, the stockholders of the Company approved the 2017 Equity Incentive Plan (the "2017 Plan”), the Company’s new equity incentive plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to the Company. The 2017 Plan provides for the issuance of up to 2,098,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the Plan.

The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2017	345,615	$16.03
Granted	—	—
Exercised	—	—
Canceled/forfeited	(5,300)	42.57
Balance at September 30, 2017	340,315	$15.74

The weighted average remaining contractual life for stock options outstanding as of September 30, 2017 was 5.60 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options vest and become exercisable in 25% increments over four years from their grant dates and expire 10 years from the date of grant, if unexercised. As of September 30, 2017, there were 31,875 unvested options outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of September 30, 2017, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of September 30, 2017. All of the outstanding warrants are fully vested and exercisable.

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

Warrants to purchase Class A Common Stock issued in connection with the Convertible Notes exchange transaction were issued on December 22, 2016, became exercisable six months after issuance and contain customary anti-dilution provisions. The value of the warrants issued in connection with the Exchange Agreement was $0.2 million, determined by using the Black-Scholes Option Pricing Model, assuming a 5-year life, a risk free rate interest of 2.0% and an expected volatility of 76.4%.

7. COMMITMENTS AND CONTINGENCIES

LEASES

On April 10, 2017, we entered into lease agreements for new office space in New York City, which coincides with the termination of our previous New York City office lease. The new agreements commenced on July 1, 2017 and initially required minimum lease payments of $33 with customary escalation clauses over the course of the contract which terminates in April 2021.

Our capital lease obligations are primarily related to computer equipment.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	September 30,
(in thousands)	2017	2016
Cash interest paid	$6,495	$8,321
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	178	178
Issuance of Class A common stock in connection with Second Secured Lien Notes	—	365
Issuance of warrants in connection with Second Secured Lien Notes	—	107
Accrued issuance of Class A common stock	—	341
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	1,462	—

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of September 30, 2017, we are no longer earning a significant portion of VPF revenues from certain major studios on 3,241 of such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$138	$—	$9,222	$41,627	$—	$—
Phase II Deployment	—	—	39,927	4,705	—	—
Services	—	—	878	—	—	—
Content & Entertainment	17,293	8,701	54,003	—	—	—
Corporate	8	—	4,621	—	70,416	8
Total	$17,439	$8,701	$108,651	$46,332	$70,416	$8

	As of March 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$160	$—	$15,118	$51,955	$—	$—
Phase II Deployment	—	—	48,461	9,149	—	—
Services	—	—	1,052	—	—	—
Content & Entertainment	20,057	8,701	79,911	—	—	8
Corporate	10	—	6,792	—	78,995	58
Total	$20,227	$8,701	$151,334	$61,104	$78,995	$66

	Statements of Operations
	Three Months Ended September 30, 2017
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$5,329	$2,591	$2,105	$6,253	$—	$16,278
Direct operating (exclusive of depreciation and amortization shown below)	263	79	10	3,689	—	4,041
Selling, general and administrative	83	87	258	3,903	1,916	6,247
Allocation of Corporate overhead			410	872	(1,282)	—
Provision for doubtful accounts	908	41	—	—	—	949
Depreciation and amortization of property and equipment	1,596	1,880	—	82	87	3,645
Amortization of intangible assets	12	—	—	1,381	2	1,395
Total operating expenses	2,862	2,087	678	9,927	723	16,277
Income (loss) from operations	$2,467	$504	$1,427	$(3,674)	$(723)	$1

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$8	$5	$—	$13
Selling, general and administrative	—	—	4	223	90	317
Total stock-based compensation	$—	$—	$12	$228	$90	$330

	Statements of Operations
	Three Months Ended September 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,592	$3,273	$3,122	$7,893	$—	$23,880
Direct operating (exclusive of depreciation and amortization shown below)	211	49	2	4,640	—	4,902
Selling, general and administrative	116	23	71	3,475	1,554	5,239
Allocation of Corporate overhead	—	—	398	904	(1,302)	—
Restructuring, transition and acquisition expenses, net	—	—	—	(3)	23	20
Depreciation and amortization of property and equipment	5,629	1,880	—	67	187	7,763
Amortization of intangible assets	12	—	—	1,449	3	1,464
Total operating expenses	5,968	1,952	471	10,532	465	19,388
Income (loss) from operations	$3,624	$1,321	$2,651	$(2,639)	$(465)	$4,492

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$2	$—	$—	$2
Selling, general and administrative	—	—	1	47	692	740
Total stock-based compensation	$—	$—	$3	$47	$692	$742

	Statements of Operations
	Six Months Ended September 30, 2017
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$9,660	$5,652	$4,501	$11,705	$—	$31,518
Direct operating (exclusive of depreciation and amortization shown below)	551	190	10	7,356	—	8,107
Selling, general and administrative	183	166	521	7,884	3,811	12,565
Allocation of Corporate overhead	—	—	800	1,701	(2,501)	—
Provision for doubtful accounts	908	41	—	—	—	949
Depreciation and amortization of property and equipment	3,916	3,761	—	151	174	8,002
Amortization of intangible assets	23	—	—	2,763	4	2,790
Total operating expenses	5,581	4,158	1,331	19,855	1,488	32,413
Income (loss) from operations	$4,079	$1,494	$3,170	$(8,150)	$(1,488)	$(895)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$8	$5	$—	$13
Selling, general and administrative	—	—	4	223	407	634
Total stock-based compensation	$—	$—	$12	$228	$407	$647

	Statements of Operations
	Six Months Ended September 30, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$18,756	$6,453	$6,417	$14,729	$—	$46,355
Direct operating (exclusive of depreciation and amortization shown below)	434	102	1	10,053	—	10,590
Selling, general and administrative	249	82	302	7,544	3,497	11,674
Allocation of Corporate overhead	—	—	795	1,800	(2,595)	—
Restructuring, transition and acquisition expenses, net	—	—	—	87	23	110
Depreciation and amortization of property and equipment	12,020	3,761	—	135	371	16,287
Amortization of intangible assets	23	—	—	2,899	5	2,927
Total operating expenses	12,726	3,945	1,098	22,518	1,301	41,588
Income (loss) from operations	$6,030	$2,508	$5,319	$(7,789)	$(1,301)	$4,767

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$2	$—	$5
Selling, general and administrative	—	—	1	93	921	1,015
Total stock-based compensation	$—	$—	$4	$95	$921	$1,020

10.     SUBSEQUENT EVENTS

On November 1, 2017, the Company consummated the transactions pursuant to the Stock Purchase Agreement (See Note 1 "Nature of Operations and Liquidity and Retirement of the Convertible Notes"). Accordingly, the Company issued and sold an aggregate of 20,000,000 shares of Class A common stock for an aggregate purchase price of $30.0 million, including 19,666,667 shares to a strategic partner and 333,333 shares of Common Stock to Christopher J. McGurk, the Company’s Chief Executive Officer. The sale of shares to Mr. McGurk was contemplated by the Stock Purchase Agreement and made pursuant to a separate stock purchase agreement (the “McGurk Agreement”) dated as of November 1, 2017 by and between the Company and Mr. McGurk. Mr. McGurk’s purchase price was paid by the cancellation of his second secured lien notes previously issued to Mr. McGurk pursuant to the Loan Agreement. The shares issued and sold to the strategic partner and Mr. McGurk are referred to as the “Private Placement Shares.”

The receipt of the Committee on Foreign Investment in the United States ("CFIUS") approval, which was a condition to closing the transactions under the Stock Purchase Agreement, was waived by Bison, in its sole discretion, as of November 1, 2017 (the “Waiver”). The Waiver provided for the closing of the transactions prior to a final CFIUS determination on the condition that the Purchase Price (as defined therein) paid by the strategic partner for its Private Placement Shares be returned within fifteen (15) days if: (i) CFIUS subsequently approved the transactions contemplated by the Stock Purchase Agreement (as defined therein), but, as part of such approval, imposed measures to mitigate national security concerns that the strategic partner reasonably deems to be unacceptable; or (ii) CFIUS refused to grant approval of the Transactions or required that the strategic partner divest its investment in the Company.

On November 1, 2017, the Company also completed the transactions contemplated by the Exchange Agreements. Under the Exchange Agreements, on November 1, 2017, an aggregate of $46.3 million principal amount of Convertible Notes were exchanged by the holders thereof in exchange for aggregate cash payments of $17.1 million, plus accrued and unpaid interest on such Notes at the time of exchange, and 2,221,457 shares of Class A Common Stock. In total pursuant to the Exchange

Agreements, from July 10, 2017 through November 1, 2017, a total of $50.1 million principal amount of Convertible Notes were surrendered for retirement in exchange for aggregate cash payments of $17.1 million, plus accrued and unpaid interest on such Notes at the time of exchange, 3,536,783 shares of Class A Common Stock and $1.5 million principal amount of second lien notes issued pursuant to the Loan Agreement. All surrendered Convertible Notes were immediately retired.

The proceeds from the sale of the Private Placement Shares were used, in part, for cash payments under the Notes Exchange, and the remainder will be used for working capital and other general corporate purposes.

In connection with the consummation of the Transactions, on November 1, 2017, the Company entered into a registration rights agreement pursuant to which it agreed to register the resale of the Private Placement Shares (the “Registration Rights Agreement”).

In accordance with the Stock Purchase Agreement, at the closing of the transactions on November 1, 2017, the number of directors of the Board was set at seven (7) and Mr. Peixin Xu and Mr. Peng Jin, both designated by the strategic partner, were appointed as directors to serve on the Board.

On November 1, 2017, the Company also entered into separate voting agreements with certain holders of Class A Common Stock, consisting primarily of members of the Board and management (the “Voting Agreements”), pursuant to which each such holder agreed to vote shares of Common Stock owned or controlled by him in favor of the strategic partner’s designees to the Board in future elections, among other things, subject to the terms thereof.

The McGurk Agreement, Registration Rights Agreement and Voting Agreements contain representations, warranties, covenants and events of default as are customary for transactions of this type and nature.

On October 31, 2017, the Company filed a Fifth Amended and Restated Certificate of Incorporation, pursuant to which (i) the number of shares of Common Stock authorized for issuance was increased to 60,000,000 shares, (ii) there were no changes to the previously authorized 15,000,000 shares of preferred stock, (iii) share transfer restrictions under Article Fourth were eliminated and (iv) two inactive classes of capital stock, the Class B common stock and the Series B Junior Participating preferred stock, were eliminated.

In connection with the sale of the Convertible Notes in April 2015, the Company and Société Générale (the “Forward Counterparty”) entered into a forward purchase contract, pursuant to which the Company purchased 1,179,138 shares of Class A Common Stock from the Forward Counterparty for settlement on or about the fifth anniversary of the issuance of the Convertible Notes. The Forward Counterparty, in accordance with its option to settle the shares, in whole or in part, at any time prior to the final settlement date, settled 601,907 shares on November 6, 2017.

On November 7, 2017, the Company paid out $1.3 million in bonuses to their officers and key employees. These bonuses were paid in conjunction with the Bison transaction, and consistent with the Management Annual Incentive Plan ("MAIP") allocations. Such MAIP plan is intended to reward employees based on the performance of the overall company and their respective divisions.

On November 7, 2017, we exchanged the remaining balance of $0.5 million of Convertible Notes with the holder in exchange for cash and the Convertible Notes were immediately retired.

On November 9, 2017, we entered into an amendment to maintain the minimum liquidity at $0.8 million until the maturity date of the Revolving Maturity date. This amendment also reduced the revolving aggregate maximum credit amount by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding obligations are not repaid in full by such date.

As of November 14, 2017, the maximum principal amount available under the Cinedigm Credit Agreement was reduced to $11.8 million from $17.1 million.

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of September 30, 2017, 3,241 of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios, representing approximately 89 % of the total Systems in our Phase I Deployment. By December 2017, we expect that nearly all of our Phase I Deployment systems will no longer earn VPF revenue from certain major studios. We expect to continue to earn ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue after November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of September 30, 2017, we had approximately $48.8 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $74.6 million of outstanding debt principal, as of September 30, 2017, that is attributable to our Content & Entertainment and Corporate segments of which, $46.8 million was retired subsequent to September 30, 2017.

Liquidity

We incurred consolidated net loss of $ 7.5 million and $12.6 million for the three and six months ended September 30, 2017, respectively, and a net loss of $0.5 million and $5.1 million for the three and six months ended September 30, 2016, respectively. We have an accumulated deficit of $373.2 million as of September 30, 2017. In addition we have significant debt-related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

On November 1, 2017, in connection with the Stock Purchase Agreement with a strategic partner, (the "Stock Purchase Agreement") we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to the strategic partner, and 333,333 shares were sold to the CEO of the Company. In addition, we completed the exchanges under the Exchange Agreements with holders of Convertible Notes, representing approximately 99% of the principal amount of our outstanding 5.5% Convertible Notes due 2035, whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of $17.1 million in cash and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we exchanged the remaining balance of $0.5 million of Convertible Notes with the holder in exchange for cash and the Convertible Notes were immediately retired.

As a result of the of the transactions described above, the strategic partner became a majority holder of the outstanding Class A Common Stock and is entitled to designate two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members.

We believe the combination of: (i) our cash and restricted cash balances at September 30, 2017, (ii) implemented and planned cost reduction initiatives, (iii) the availability of debt financing secured in 2017, (iv) the close of the transaction of the strategic partner, and (v) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated interim financial statements are issued. Our capital requirements will depend on many factors, and we may need to develop and formulate operating plans with our new strategic partner to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$5,329	$9,592	$(4,263)	(44)%
Phase II Deployment	2,591	3,273	(682)	(21)%
Services	2,105	3,122	(1,017)	(33)%
Content & Entertainment	6,253	7,893	(1,640)	(21)%
	$16,278	$23,880	$(7,602)	(32)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning VPF revenue compared to the prior period. Since December of 2015, 3,241 of our Phase I Systems, in 290 theatre locations (the "Expired Theatres"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios. The number of Expired Theatres as of September 30, 2017 represents 89% of the theatres in which we have Phase I Systems installed. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in third quarter of our fiscal year ending March 31, 2018.

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

Revenues at our Content & Entertainment segment decreased due to lower overall sales volumes across both physical and digital sales channels combined with a significant shift in product mix towards lower margin content.

Direct Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$263	$211	$52	25%
Phase II Deployment	79	49	30	61%
Services	10	2	8	400%
Content & Entertainment	3,689	4,640	(951)	(20)%
	$4,041	$4,902	$(861)	(18)%

Direct operating expenses decreased in the three months ended September 30, 2017 compared to the prior period, primarily from a corresponding decrease in revenue in our CEG business. The current period also reflects reduced costs related to marketing and content acquisition costs as we intentionally focused more on developing OTT channel entertainment in the 2018 fiscal year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$83	$116	$(33)	(28)%
Phase II Deployment	87	23	64	278%
Services	258	71	187	263%
Content & Entertainment	3,903	3,475	428	12%
Corporate	1,916	1,554	362	23%
	$6,247	$5,239	$1,008	19%

The increase in selling, general and administrative expense is primarily due to the reversal of an accrual for incentive compensation of $1.1 million for the three months ended September 30, 2016. Without this transaction these expenses are consistent with the prior period.

Provision for Doubtful Accounts

The increase of $0.9 million in the provision for doubtful accounts is primarily due to two content providers. We are currently in negotiation with one provider on revising their contract's end-date and expect to settle on their outstanding balance soon. We also recorded a provision on a portion of the receivable for another content provider, due to their recent financial and legal difficulties.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$1,596	$5,629	$(4,033)	(72)%
Phase II Deployment	1,880	1,880	—	—%
Content & Entertainment	82	67	15	22%
Corporate	87	187	(100)	(53)%
	$3,645	$7,763	$(4,118)	(53)%
Depreciation and amortization expense decreased primarily in our Phase I Deployment segment as several of our digital cinema projection systems reached the conclusion of their ten-year useful lives through September 30, 2017.

Interest expense, net

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$1,843	$2,737	$(894)	(33)%
Phase II Deployment	86	290	(204)	(70)%
Corporate	2,046	2,084	(38)	(2)%
	$3,975	$5,111	$(1,136)	(22)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to paydown such balances. In addition, in fiscal year ended March 31, 2017, we repaid the entire remaining balance of the 2013 Term Loans and therefore no longer have any interest expense related to the 2013 Term Loans in our Phase I business.

Income Tax Expense

We recorded income tax expense of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, in our Phase I and Corporate segments, for state income taxes.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $3.2 million and $0 for the three months ended September 30, 2017 and 2016, respectively, for the conversion of $3.8 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) for the three months ended September 30, 2017 decreased 59% compared to the three months ended September 30, 2016. Adjusted EBITDA loss from our non-deployment businesses was negative $1.0 million for the three months ended September 30, 2017 compared to $2.0 million for the three months ended September 30, 2016. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments, partially offset by savings from our restructuring initiatives which began in the third quarter of fiscal year 2016 and are expected to be completed through the remainder of fiscal year 2018.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2017	2016
Net loss	$(7,465)	$(483)
Add Back:
Income tax expense	196	43
Depreciation and amortization of property and equipment	3,645	7,763
Amortization of intangible assets	1,395	1,464
Interest expense, net	3,975	5,111
Debt conversion expense and loss on extinguishment of notes payable	3,205	—
Other (expense) income, net	233	(141)
Change in fair value of interest rate derivatives	(43)	(38)
Provision for doubtful accounts	393	—
Stock-based compensation and expenses	330	742
Restructuring, transition and acquisition expenses, net	—	20
Net loss attributable to noncontrolling interest	11	15
Adjusted EBITDA	$5,875	$14,496

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(3,476)	$(7,509)
Amortization of intangible assets	(12)	(12)
Provision for doubtful accounts	(393)	—
Income from operations	(2,971)	(4,945)
Adjusted EBITDA from non-deployment businesses	$(977)	$2,030

Upon the closing of the transaction with the strategic partner, certain amounts in Adjusted EBITDA could be different going forward.

Results of Operations for the Six Months Ended September 30, 2017 and 2016

Revenues

	Six Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$9,660	$18,756	$(9,096)	(48)%
Phase II Deployment	5,652	6,453	(801)	(12)%
Services	4,501	6,417	(1,916)	(30)%
Content & Entertainment	11,705	14,729	(3,024)	(21)%
	$31,518	$46,355	$(14,837)	(32)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning VPF revenue compared to the prior period. Since December of 2015, 3,241 of our Phase I Systems, in 290 theatre locations (the "Expired Theatres"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios. The number of Expired Theatres as of September 30, 2017 represents 89% of the theatres in which we have Phase I Systems installed. The remainder of our Phase I Systems will cease to earn VPF revenues from certain major studios in third quarter of our fiscal year ending March 31, 2018.

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

Revenues at our Content & Entertainment segment decreased due to lower overall sales volumes for physical product and a change in the mix of content sold. Our traditional DVD and Blu-ray business continues to be negatively impacted by changing consumer behaviors and digital market shift to more original productions has lowered demand for third party content. Our product mix has also shifted significantly toward licensed content in the current period.

The decline in physical product sales was partially offset by a $0.1 million increase in sales related to our OTT channels and a slight increase in distribution related revenues. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels.

Direct Operating Expenses

	Six Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$551	$434	$117	27%
Phase II Deployment	190	102	88	86%
Services	10	1	9	900%
Content & Entertainment	7,356	10,053	(2,697)	(27)%
	$8,107	$10,590	$(2,483)	(23)%

Direct operating expenses decreased in the six months ended September 30, 2017 compared to the prior period, primarily resulted from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2018 fiscal year.

Selling, General and Administrative Expenses

	Six Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$183	$249	$(66)	(27)%
Phase II Deployment	166	82	84	102%
Services	521	302	219	73%
Content & Entertainment	7,884	7,544	340	5%
Corporate	3,811	3,497	314	9%
	$12,565	$11,674	$891	8%

The increase in selling, general and administrative expense is primarily due to the reversal of an accrual for incentive compensation of $1.1 million for the six months ended September 30, 2016. Without this transaction these expenses are consistent with the prior period.

Provision for Doubtful Accounts

The increase of $0.9 million in the provision for doubtful accounts is primarily due to two content providers. We are currently in negotiation with one provider on revising their contract's end-date and expect to settle on their outstanding balance soon. We also recorded a provision on a portion of the receivable for another content provider, due to their recent financial and legal difficulties.

Depreciation and Amortization Expense on Property and Equipment

	Six Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$3,916	$12,020	$(8,104)	(67)%
Phase II Deployment	3,761	3,761	—	—%
Content & Entertainment	151	135	16	12%
Corporate	174	371	(197)	(53)%
	$8,002	$16,287	$(8,285)	(51)%
Depreciation and amortization expense decreased, primarily in our Phase I Deployment segment, as several of our digital cinema projection systems reached the conclusion of their ten-year useful lives through September 30, 2017.

Interest expense, net

	Six Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	3,771	5,557	(1,786)	(32)%
Phase II Deployment	185	600	(415)	(69)%
Corporate	4,060	3,889	171	4%
	$8,016	$10,046	$(2,030)	(20)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the paydown of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to pay-down such balances. In addition, in fiscal year ended March 31, 2017, we repaid the entire remaining balance of the 2013 Term Loans and therefore no longer have any interest expense related to the 2013 Term Loans in our Phase I business.

Income Tax Expense

We recorded income tax expense from continuing operations of $0.4 million and $0.1 million for the six months ended September 30, 2017 and 2016, respectively, in our Phase I and Corp segments for state income taxes.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $3.2 million and $0 for the six months ended September 30, 2017 and 2016, respectively, for the conversion of $3.8 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) for the six months ended September 30, 2017 decreased  55% compared to the six months ended September 30, 2016. Adjusted EBITDA from our non-deployment businesses was  negative $2.4 million for the six months ended September 30, 2017, compared to an EBITDA of  $0.8 million for the six months ended September 30, 2016. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments, partially offset by savings from our restructuring initiatives which began in the third quarter of fiscal year 2016 and are expected to be completed through the remainder of fiscal year 2018.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Six Months Ended September 30,
($ in thousands)	2017	2016
Net loss	$(12,617)	$(5,058)
Add Back:
Income tax expense	382	110
Depreciation and amortization of property and equipment	8,002	16,287
Amortization of intangible assets	2,790	2,927
Interest expense, net	8,016	10,046
Debt conversion expense and loss on extinguishment of notes payable	3,205	—
Other (expense) income, net	502	(266)
Change in fair value of interest rate derivatives	(83)	(65)
Provision for doubtful accounts	393	—
Stock-based compensation and expenses	647	1,020
Restructuring, transition and acquisition expenses, net	—	110
Net loss attributable to noncontrolling interest	17	36
Adjusted EBITDA	$11,254	$25,147

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(7,677)	$(15,781)
Amortization of intangible assets	(23)	(23)
Provision for doubtful accounts	(393)	—
Income from operations	(5,573)	(8,538)
Adjusted EBITDA from non-deployment businesses	$(2,412)	$805

Upon the closing of the transaction with the strategic partner, certain amounts in Adjusted EBITDA could be different going forward.

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

Recent Accounting Pronouncements

In May, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance will be effective during our fiscal year ending March 31, 2019 with early adoption permitted. We are in the process of gathering information, assessing our revenue streams and evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

On November 1, 2017, in connection with the Stock Purchase Agreement with a strategic partner, (the "Stock Purchase Agreement") we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to the strategic partner, and 333,333 shares were sold to the CEO of the Company. In addition, we consummated exchange agreements with holders of Convertible Notes, representing approximately 99% of the principal amount of our outstanding 5.5% Convertible Notes due 2035, whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of the cash amount of $17.1 million and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we exchanged the remaining balance of $0.5 million of Convertible Notes with the holder thereof in exchange for cash and the Convertible Notes were immediately retired.
As a result of the of the transactions described above, the strategic partner became a majority holder of the outstanding Class A Common Stock and is entitled to designate two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members.
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
Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of September 30, 2017 was $46.3 million for our Phase I and Phase II Deployment segments, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Cinedigm Credit Agreement

The Cinedigm Credit Agreement allowed for us to borrow revolving loans of up to $17.1 million, subject to certain liquidity requirements. As of September 30, 2017, $12.0 million of the revolving loans was drawn upon with no amount available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and mature on March 31, 2018. As of November 14, 2017, the maximum principal amount available under the Cinedigm Credit Agreement was reduced to $11.8 million from $17.1 million.

Convertible Notes

In connection with the Stock Purchase Agreement with a strategic partner on July 10, 2017, the Company entered into two Exchange Agreements with holders of the Convertible Notes, representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company.

During the three months ended September 30, 2017, $3.8 million principal amount of Convertible Notes were converted in exchange for $1.5 million principal amount of Second Secured Lien Notes and 1,315,326 shares of our Class A Common Stock pursuant to the Exchange Agreements.

On November 1, 2017, the Company completed the transactions contemplated by the Exchange Agreements exchanging a combination of $17.1 million cash and 2,221,457 shares of Class A Common Stock for $46.3 million principal amount of Convertible Notes, which were retired.
On November 7, 2017, the Company repurchased the remaining $0.5 million principal amount of outstanding Convertible Notes in accordance with their terms for $515,000 in cash plus accrued and unpaid interest thereon, resulting in the termination of the Convertible Notes facility.

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

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2017	2016
Net cash provided by operating activities	$20,460	$13,852
Net cash used in investing activities	(345)	(246)
Net cash used in financing activities	(23,020)	(24,675)
Net change in cash and cash equivalents	$(2,905)	$(11,069)

As of September 30, 2017, we had cash and restricted cash balances of $10.7 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decrease in the third quarter of our current fiscal year as more Phase I Systems reach the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allowed for borrowings of up to $17.1 million, of which no amount was available for borrowing as of September 30, 2017.

On November 9, 2017, we entered into an amendment to maintain the minimum liquidity at $0.8 million until the maturity date of the Revolving Maturity date. This amendment also reduced the revolving aggregate maximum credit amount by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding obligations are not repaid in full by such date. On November 14, 2017, the maximum principal amount available was reduced to $11.8 million. Our selling, general and administrative expenses increased by $0.9 million primarily due to a reversal of accruals for incentive compensation of $1.1 million for the six months ended September 30, 2016. We have undertaken initiatives to reduce cash operating expenses further in the future, including relocating our office from Century City, California to Sherman Oaks, California, which is expected to reduce operating expenses by $0.7 million annually. We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the six months ended September 30, 2017, cash flows used in financing activities primarily reflects payments of $22.7 million on our long-term debt arrangements and credit facilities.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of September 30, 2017:

	Payments Due
Contractual Obligations (in thousands)	Total	2018		2019 & 2020	2021 & 2022	Thereafter
Long-term recourse debt	$74,581	$58,746		$15,835	$—	$—
Long-term non-recourse debt (1)	48,763	3,814		891	44,058	—
Capital lease obligations	8	8		—	—	—
Debt-related obligations, principal	$123,352	$62,568		$16,726	$44,058	$—

Interest on recourse debt	$9,463	$2,773		$6,690	$—	$—
Interest on non-recourse debt (1)	21,293	6,193		12,093	3,007	—
Interest on capital leases	—	—		—	—	—
Total interest	$30,756	$8,966		$18,783	$3,007	$—
Total debt-related obligations	$154,108	$71,534		$35,509	$47,065	$—

Total non-recourse debt including interest	$70,056	$10,007		$12,984	$47,065	$—
Operating lease obligations	$4,656	$773	1,813	$2,070	$1,813	$—

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2017.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 41 herein.

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	‑‑	Waiver of the Second Amended and Restated Credit Agreement, dated as of November 9, 2017, among Cinedigm Corp., the Lenders party thereto and Société Générale as Administrative Agent.
10.2	‑‑	Form of Notice of Performance-Based Restricted Stock Award
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	November 16, 2017	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 16, 2017	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)