Form 10-Q
period 2017-12-31
Cinedigm Corp.
filed 2018-02-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2017

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

As of February 12, 2018, 34,947,790 shares of Class A Common Stock, $0.001 par value were outstanding.

CINEDIGM CORP.

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,218	$12,566
Accounts receivable, net	37,870	53,608
Inventory, net	812	1,137
Unbilled revenue	4,747	5,655
Prepaid and other current assets	10,885	13,484
Total current assets	71,532	86,450
Restricted cash	1,000	1,000
Property and equipment, net	23,479	33,138
Intangible assets, net	16,045	20,227
Goodwill	8,701	8,701
Debt issuance costs	134	260
Other assets	1,336	1,558
Total assets	$122,227	$151,334
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$63,460	$73,679
Current portion of notes payable, including unamortized debt discount of $318 and $0 (See Note 5)	16,491	19,599
Current portion of notes payable, non-recourse (see Note 5)	2,954	6,056
Current portion of capital leases	—	66
Current portion of deferred revenue	1,855	2,461
Total current liabilities	84,760	101,861
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $2,289 and $2,701 respectively (see Note 5)	38,331	55,048
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $3,445 and $5,340 respectively (see Note 5)	16,997	59,396
Deferred revenue, net of current portion	4,213	5,324
Other long-term liabilities	331	408
Total liabilities	144,632	222,037
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 60,000,000 shares and 25,000,000 shares authorized at December 31, 2017 and March 31, 2017 respectively; 36,138,785 and 11,841,983 shares issued and 34,824,949 and 11,841,983 shares outstanding at December 31, 2017 and March 31, 2017, respectively; 1,241,000 Class B stock authorized and issued and zero shares outstanding at March 31, 2017	35	12
Additional paid-in capital	366,092	287,393
Treasury stock, at cost; 1,313,836 Class A common shares at December 31, 2017	(11,603)	—
Accumulated deficit	(379,191)	(360,415)
Accumulated other comprehensive loss	(51)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(21,159)	(69,489)
Deficit attributable to noncontrolling interest	(1,246)	(1,214)
Total deficit	(22,405)	(70,703)
Total liabilities and deficit	$122,227	$151,334
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$18,492	$24,445	$50,010	$70,800
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	6,363	7,287	14,470	17,880
Selling, general and administrative	9,259	6,095	21,824	17,766
Provision for doubtful accounts	631	416	1,580	416
Restructuring expenses, net	—	22	—	132
Depreciation and amortization of property and equipment	2,213	6,271	10,215	22,558
Amortization of intangible assets	1,395	1,395	4,185	4,322
Total operating expenses	19,861	21,486	52,274	63,074
Income (loss) from operations	(1,369)	2,959	(2,264)	7,726
Interest expense, net	(3,147)	(4,827)	(11,163)	(14,873)
Debt conversion expense and loss on extinguishment of notes payable	(1,299)	(1,099)	(4,504)	(1,099)
Other (expense) income, net	(40)	(55)	(242)	211
Gain on termination of capital lease	—	2,535	—	2,535
Change in fair value of interest rate derivatives	44	39	127	104
Loss from operations before income taxes	(5,811)	(448)	(18,046)	(5,396)
Income tax expense	(113)	(33)	(495)	(143)
Net loss	(5,924)	(481)	(18,541)	(5,539)
Net loss attributable to noncontrolling interest	15	18	32	54
Net loss attributable to controlling interests	(5,909)	(463)	(18,509)	(5,485)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(5,998)	$(552)	$(18,776)	$(5,752)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.20)	$(0.07)	$(1.02)	$(0.78)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	29,389,017	8,361,807	18,399,597	7,409,746

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(5,924)	$(481)	$(18,541)	$(5,539)
Other comprehensive income (loss): foreign exchange translation	2	(9)	(13)	9
Comprehensive loss	(5,922)	(490)	(18,554)	(5,530)
Less: comprehensive loss attributable to noncontrolling interest	15	18	32	54
Comprehensive loss attributable to controlling interests	$(5,907)	$(472)	$(18,522)	$(5,476)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENT OF DEFICIT
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Class A and Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2016	7	$3,559	7,977,861	$79	(277,244)	$(2,839)	$269,871	$(342,448)	$(64)	$(71,842)	$(1,185)	$(73,027)
Adjust par value of common stock for 1-for-10 stock split	—	—	—	(70)	—	—	70	—	—	—	—	—
Adjusted balance as of March 31, 2016	7	$3,559	7,977,861	$9	(277,244)	$(2,839)	$269,941	$(342,448)	$(64)	$(71,842)	$(1,185)	$(73,027)
Foreign exchange translation	—	—	—	—	—	—	—	—	26	26	—	26
Issuance of common stock for third-party professional services	—	—	419,838	—	—	—	342	—	—	342	—	342
Issuance of shares for CEO retention bonus	—	—	125,000	—	—	—	250	—	—	250	—	250
Amortization of stock based compensation issued to Board of Directors	—	—	—	—	—	—	272	—	—	272	—	272
Common stock issued in connection with induced conversion of Convertible Notes	—	—	1,297,756	1	—	—	14,279	—	—	14,280	—	14,280
Issuance of restricted stock awards	—	—	1,054,865	1	—	—	(1)	—	—	—	—	—
Issuance of common stock in connection with Second Secured Lien Notes	—	—	751,450	1	—	—	1,055	—	—	1,056	—	1,056
Issuance of warrants in connection with Second Secured Lien Notes	—	—	—	—	—	—	107	—	—	107	—	107
Stock-based compensation	—	—	—	—	—	—	804	—	—	804	—	804
Extension of term in connection with Sageview Warrants	—	—	—	—	—	—	345	—	—	345	—	345
Preferred stock dividends paid with common stock	—	—	215,213	—	—	—	356	(356)	—	—	—	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	39	39
Re-issuance of treasury stock in connection with convertible notes exchange transaction	—	—	—	—	277,244	2,839	(357)	(2,482)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,129)	—	(15,129)	(68)	(15,197)
Balances as of March 31, 2017	7	$3,559	11,841,983	$12	—	$—	$287,393	$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENT OF DEFICIT
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Class A and Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2017	7	$3,559	11,841,983	$12	—	$—	$287,393	$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)
Foreign exchange translation	—	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Issuance of common stock for third-party professional services	—	—	623,423	1	—	—	875	—	—	876	—	876
Common stock issued in connection with induced conversion of Convertible Notes	—	—	3,536,783	3	—	—	34,285	—	—	34,288	—	34,288
Forfeitures of restricted stock awards, net of issuances	—	—	(27,673)	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the stock purchase agreement with Bison	—	—	19,666,667	20	—	—	28,034	—	—	28,054	—	28,054
Issuance of common stock in connection with debt instruments	—	—	333,333	—	—	—	500	—	—	500	—	500
Issuance of warrants in connection with Bison	—	—	—	—	—	—	1,084	—	—	1,084	—	1,084
Stock-based compensation	—	—	—	—	—	—	2,214	—	—	2,214	—	2,214
Preferred stock dividends paid with common stock	—	—	164,269	—	—	—	267	(267)	—	—	—	—
Issuance of treasury stock in connection with taxes withheld from employees	—	—	(134,698)	—	134,698	(163)	—	—	—	(163)	—	(163)
Issuance of treasury stock in connection with settlement of structured stock repurchase	—	—	(1,179,138)	(1)	1,179,138	(11,440)	11,440	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(18,509)	—	(18,509)	(32)	(18,541)
Balances as of December 31, 2017	7	$3,559	34,824,949	$35	1,313,836	$(11,603)	$366,092	$(379,191)	$(51)	$(21,159)	$(1,246)	$(22,405)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,541)	$(5,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	14,400	26,880
Gain on termination of capital lease	—	(2,535)
Loss on disposal of property and equipment	64	—
Amortization of debt issuance costs included in interest expense	1,573	2,158
Provision for doubtful accounts	1,580	416
Provision for inventory reserve	327	299
Stock-based compensation and expenses	2,214	1,364
Change in fair value of interest rate derivatives	127	104
Accretion and PIK interest expense added to note payable	862	681
Debt conversion expense and loss on extinguishment of notes payable	4,504	1,099
Changes in operating assets and liabilities;
Accounts receivable	14,380	(16,460)
Inventory	(2)	484
Unbilled revenue	908	1,179
Prepaid expenses and other assets	2,383	631
Accounts payable and accrued expenses	(8,966)	15,926
Deferred revenue	(1,717)	(2,075)
Net cash provided by operating activities	14,096	24,612
Cash flows from investing activities:
Purchases of property and equipment	(531)	(375)
Purchases of intangible assets	(3)	(5)
Net cash used in investing activities	(534)	(380)
Cash flows from financing activities:
Payment of notes payable	(38,375)	(42,115)
Net repayments under revolving credit agreement	(7,790)	(2,328)
Proceeds from issuance of notes payable	10,000	5,525
Repurchase of Class A common stock	(163)	—
Net proceeds from issuance of common stock	28,054	—
Principal payments on capital leases	(66)	(194)
Payments of debt issuance costs	(570)	(1,792)
Change in restricted cash balances	—	7,983
Capital contributions from noncontrolling interest	—	39
Net cash used in financing activities	(8,910)	(32,882)
Net change in cash and cash equivalents	4,652	(8,650)
Cash and cash equivalents at beginning of period	12,566	25,481
Cash and cash equivalents at end of period	$17,218	$16,831

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $379.2 million as of December 31, 2017. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations. As of December 31, 2017, we had approximately $43.6 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $37.3 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments of which $2.0 million was paid subsequent to December 31, 2017.

On November 1, 2017, in connection with the Stock Purchase Agreement (the "Stock Purchase Agreement") with Bison Entertainment Investment Limited, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. In addition, we consummated exchange agreements with holders of our remaining 5.5% Convertible Notes due 2035 ("Convertible Notes"), whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of $17.1 million cash and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we repurchased the remaining balance of $0.5 million of Convertible Notes from the holder for cash and the Convertible Notes were immediately retired.

As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members.

Bison Note Payable

In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and Media Group, another affiliate of Bison Capital Holding Company Limited, pursuant to which the Company borrowed $10,000,000 (the “Loan”). The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Loan will be used for working capital and general corporate purposes. As part of this loan, the Company also issued warrants to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.
We believe the combination of: (i) our cash and restricted cash balances at December 31, 2017, which includes the net proceeds received from Bison for the issuance of 19,666,667 shares and from the Loan, (ii) implemented and planned cost reduction initiatives, (iii) retirement of the full outstanding amount of Convertible Notes, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated interim financial statements are issued. Our capital requirements will depend on many factors, and we may need to develop and formulate operating plans with Bison to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

ACCOUNTS RECEIVABLE

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. We had a provision for doubtful accounts of $0.6 million and $1.6 million for the three and nine months ended December 31, 2017, respectively. The provision for doubtful accounts was $0.4 million for the three and nine months ended December 31, 2016.

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

ADVANCES
Advances, which are recorded within prepaid and other current assets on the Condensed Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $1.1 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively. Impairments and accelerated amortization related to advances were $2.2 million and $1.4 million for the nine months ended December 31, 2017 and 2016, respectively.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of December 31, 2017 and March 31, 2017:

(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—	—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At December 31, 2017 and March 31, 2017, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three and nine months ended December 31, 2017 and 2016, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three or nine months ended December 31, 2017 and 2016.

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

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Direct operating	$47	$3	$60	$8
Selling, general and administrative	1,520	341	2,154	1,356
	$1,567	$344	$2,214	$1,364

No stock options were granted or exercised during the three and nine months ended December 31, 2017 and 2016.

No restricted shares were awarded to employees during the three and nine months ended December 31, 2017. There were 1,055,465 restricted shares awarded to employees during the three and nine months ended December 31, 2016.

There were 111,724 shares awarded to the board of directors for the three and nine months ended December 31, 2017. There were no shares awarded to the board of directors for the three and nine months ended December 31, 2016.

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

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent and eliminates the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate income tax rate, we wrote down approximately $35.5 million of our gross deferred tax assets and valuation allowance as of December 31, 2017, which has no impact in our condensed consolidated financial statements for the three and nine months ended December 31, 2017.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common stockholders =	Net loss attributable to common stockholders
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 5 - Notes Payable are considered repurchased for the purposes of calculating earnings per share and therefore are in the calculation of weighted average shares outstanding for the three and nine months ended December 31, 2017.

We incurred net losses for the three and nine months ended December 31, 2017 and 2016, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 2,893,574 shares and 1,420,227 shares as of December 31, 2017 and 2016, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We plan to adopt Topic 606 effective the start of our 2019 fiscal year, April 1, 2018, but the process of evaluating the impact, if any, on our consolidated financial statements remains ongoing.  During the third quarter we engaged outside assistance to support our ongoing assessment.

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

As of December 31, 2017 and March 31, 2017, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million as of December 31, 2017 and March 31, 2017, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

For the three and nine months ended December 31, 2017 and 2016, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million and $0.8 million, respectively of digital cinema servicing revenue from CDF2 Holdings.

Total Stockholders' Deficit of CDF2 Holdings at December 31, 2017 and March 31, 2017 was $24.3 million and $18.7 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2017 and March 31, 2017 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. Income tax expense recorded for the three and nine month periods ended December 31, 2017 and 2016 represent state income taxes.  We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the nine months ended December 31, 2017 and 2016 was negative 2.7% and negative 2.7%, respectively.

The Act was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent and eliminates the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate income tax rate, we wrote down approximately $35.5 million of our gross deferred tax assets and valuation allowance as of December 31, 2017, which has no impact in our condensed consolidated financial statements for the three and nine months ended December 31, 2017.

5. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2017		March 31, 2017
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$40,212	$—	$54,656
KBC Facilities	2,553	408	5,744	2,890
P2 Vendor Note	357	—	227	181
P2 Exhibitor Notes	44	—	85	22
Total non-recourse notes payable	2,954	40,620	6,056	57,749
Less: Unamortized debt issuance costs and debt discounts	—	(2,289)	—	(2,701)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$2,954	$38,331	$6,056	$55,048

Bison Note Payable	—	10,000	—	—
5.5% Convertible Notes Due 2035	—	—	—	50,571
Second Secured Lien Notes	—	10,442	—	9,165
Cinedigm Revolving Loans	11,809	—	19,599	—
2013 Notes	5,000	—	—	5,000
Total recourse notes payable	16,809	20,442	19,599	64,736
Less: Unamortized debt issuance costs and debt discounts	(318)	(3,445)	—	(5,340)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$16,491	$16,997	$19,599	$59,396
Total notes payable, net of unamortized debt issuance costs	$19,445	$55,328	$25,655	$114,444

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2017 and March 31, 2017, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The following table summarizes the activity related to the Prospect Loan:

(In thousands)	December 31, 2017	March 31, 2017
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(34,566)	(20,122)
Prospect Loan, net	40,212	54,656
Less current portion	—	—
Total long term portion	$40,212	$54,656

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no borrowings under the KBC Facilities during the nine months ended December 31, 2017. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	December 31, 2017	March 31, 2017
1	$22,336	3.75%	September 2018	$—	$3,758
3	11,425	3.75%	March 2019	2,040	3,264
4	6,450	3.75%	December 2018	921	1,612
	$40,211			$2,961	$8,634

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 1.69% at December 31, 2017, plus the interest rate noted above.

Bison Note Payable

As discussed in Note 1 - Nature of Operations and Liquidity, the Company entered into a Loan with Bison for $10,000,000 and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants.

The Loan was made in accordance with the previously disclosed Stock Purchase Agreement between the Company and Bison entered into on June 29, 2017.

5.5% Convertible Notes Due April 2035

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

On July 10, 2017, we entered into exchange agreements (the “Exchange Agreements”) with holders of the remaining Convertible Notes representing approximately 99% of the outstanding principal amount, pursuant to which $50.6 million of the Convertible Notes were surrendered by such holders in exchange for $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million in second lien notes under the Loan Agreement during the nine months ended December 31, 2017. As a result of the exchanges, we recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million for the nine months ended December 31, 2017. On November 7, 2017, we repurchased the remaining balance of $0.5 million of Convertible Notes from the holder for cash and the Convertible Notes were immediately retired. As a result of the exchanges and repurchasing, this debt was retired. In connection with exchanges, we recorded debt conversion expenses and a gain on extinguishment of notes payable of $4.5 million for the nine months ended December 31, 2017.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to
$15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the nine months ended December 31, 2017, we borrowed an aggregate principal amount of $1.5 million under the Loan Agreement (the "Second Secured Lien Notes"), and have borrowed $10.5 million in total under the Loan Agreement. The Second Secured Lien Notes mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to prorata adjustments. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Secured Lien Notes. The Loan Agreement was amended on August 4, 2016, on October 7, 2016, and on March 31, 2017 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.

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

In May 2016, we entered into an amendment to the Cinedigm Credit Agreement (the “May 2016 Amendment”) which primarily increased the Company’s cash available for operations. The May 2016 Amendment also reduced the maximum principal amount available under the Cinedigm Credit Agreement from $30.0 million to $22.0 million.
In July 2016, we entered into an amendment to the Cinedigm Credit Agreement, which, among other things, lowered the minimum liquidity requirement to $0.8 million up to June 30, 2017 and all times after at least $5.0 million in minimum liquidity. On August 10, 2017, we received a waiver to keep the minimum liquidity at $0.8 million through October 13, 2017 and at all times after October 13, 2017, we must maintain at least $5.0 million minimum liquidity. On November 9, 2017, we entered into an amendment to maintain the minimum liquidity at $0.8 million until the maturity date of the Revolving Maturity date. This amendment also reduced the revolving aggregate maximum credit amount by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding obligations are not repaid in full by such date. In addition, certain of our subsidiaries that are guarantors to the Cinedigm Credit Agreement entered into a Guaranty Supplement, pursuant to which certain of the subsidiaries guaranteed the Company’s obligations under the Cinedigm Credit Agreement and the subsidiaries pledged substantially all of their assets to secure such obligations. In addition, pursuant to the July 2016 amendment, (i) the Eurodollar rate loans were changed to Base plus 4.5%

and base plus 3.5% for Base rate loans, (ii) the requirement for the debt service reserve account was eliminated, and (iii) the maximum principal amount available to borrow was reduced from $22.0 million to $17.1 million. As of December 31, 2017, no additional borrowings were available under the Cinedigm Revolving Loans.
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

In November 2017, we entered into a waiver and amendment the ("November 2017 Amendment") pursuant to which the Consolidated Debt Service Coverage Ratio may be maintained at not less than 1.25:1.00 for the Fiscal Quarter ending September 30, 2017 and for each Fiscal Quarter thereafter. The November 2017 Amendment also reduced the Revolving Aggregate Maximum Credit Amount to $11.8 million effective November 14, 2017. The November 2017 Amendment also permits us to maintain at all times an aggregate amount of Minimum Liquidity of at least $800,000. Under the November 2017 Amendment, the Revolving Aggregate Maximum Credit Amount will be reduced by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding Obligations are not repaid in full by such date. On January 31, 2018, we paid $2.0 million resulting in an outstanding balance of $9.8 million.
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

Zvi Rhine, a member of our Board of Directors and a related party, is a holder of $0.5 million of the 2013 Notes as of December 31, 2017 and March 31, 2017.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

On October 31, 2017, the Company filed a Fifth Amended and Restated Certificate of Incorporation, pursuant to which (i) the number of shares of Common Stock authorized for issuance was increased to 60,000,000 shares, (ii) share transfer restrictions under Article Fourth were eliminated and (iii) two inactive classes of capital stock, the Class B common stock and the Series B Junior Participating preferred stock, were eliminated.
On November 1, 2017, in connection with the Stock Purchase Agreement with Bison, we sold 19,666,667 shares of our Class A
Common Stock to Bison, and as a result Bison became a majority shareholder of the outstanding Class A Common Stock.

During the nine months ended December 31, 2017, we issued 4,677,808 shares of Class A Common Stock in exchange for Convertible Notes and Second Lien Loans, as compensation to the board of directors, as payment of preferred stock dividends, as settlement of an obligation to a content provider, and as awards to employees.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at December 31, 2017 were $0.2 million. In February 2018, we paid the preferred stock dividends in arrears in the form of 59,972 shares of Class A Common Stock.

TREASURY STOCK

In November 2017, the Company completed the previously announced June 29, 2017 stock purchase agreement with Bison which accelerated the vesting of all its equity awards. As a result, 134,698 shares of vested restricted stock were surrendered to the Company by employees in payment for withholding taxes, and were placed in treasury and are no longer outstanding.

In connection with the sale of the Convertible Notes in April 2015, the Company and a financial institution (the "Forward Counterparty") which is one of the lenders under our credit agreement, entered into a privately negotiated forward stock purchase transaction, pursuant to which we paid $11.4 million to purchase 1,179,138 shares of our Class A common stock for settlement at anytime prior to the fifth year anniversary of the issuance date of the notes. On December 1, 2017, the Company announced the settlement of these shares in full with the Forward Counterparty as of November 24, 2017. This was included in additional paid in capital at the time the Forward Contract was entered into. The shares have been placed in treasury and are no longer outstanding.

CINEDIGM’S EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the "2000 Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the transactions pursuant to the Stock Purchase Agreement, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants.

At the August 31, 2017 Annual Meeting, the stockholders of the Company approved the 2017 Equity Incentive Plan (the "2017 Plan”), the Company’s new equity incentive plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,098,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan. No awards were granted under the 2017 Plan during the three and nine months ended December 31, 2017.
The following table summarizes the activity of the Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2017	345,615	$16.03
Granted	—	—
Exercised	—	—
Canceled/forfeited	(7,300)	42.49
Balance at December 31, 2017	338,315	$15.57

The weighted average remaining contractual life for stock options outstanding as of December 31, 2017 was 5.37 years.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.5 per share. The options are fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of December 31, 2017, all options were fully vested.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of December 31, 2017, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of December 31, 2017. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	October 2018	$18.50
Warrants issued to Ronald L. Chez in connection with the Second Secured Lien Notes	206,768	July 2023	$1.34 - $1.57
Warrants issued in connection with Convertible Notes exchange transaction	207,679	December 2021	$1.54
5-year Warrant issued to Bison in connection with a term loan agreement	1,400,000	December 2022	$1.80

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

On December 29, 2017, the Company issued Bison the Warrants to purchase 1,400,000 shares of the Company’s Class A common stock in connection with the Loan. The Warrants have a 5-year term and are immediately exercisable at $1.80 per share. The Warrants contain certain anti-dilution adjustments. The Company valued the Warrants at $1.1 million, on a relative fair value basis, using Black-Scholes Option Pricing Model assuming a 5-year life, a risk-free rate of interest of 2.2% and an expected volatility of 74.3%. These Warrants were recorded as debt issuance costs.

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
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,
(in thousands)	2017	2016
Cash interest paid	$8,533	$12,193
Accrued dividends on preferred stock	89	178
Issuance of Class A common stock for payment of preferred stock dividends	267	89
Issuance of Class A common stock in connection with Second Secured Lien Notes	—	1,163
Issuance of Class A common stock and warrants to purchase Class A common stock in exchange for Convertible Notes	—	3,838
Issuance of Second Lien Loans in connection with Convertible Notes exchange	1,462	—
Issuance of warrants in connection with debt instruments	1,084	—
Issuance of Class A common stock in exchange for the CEO's Second Lien Loans	500	—

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
Phase I Deployment
Financing vehicles and administrators for 3,724 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of December 31, 2017, we are no longer earning a significant portion of VPF revenues from certain major studios on all such systems.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Phase I Deployment	$126	$—	$6,709	$37,923	$—
Phase II Deployment	—	—	41,338	3,362	—
Services	—	—	923	—	—
Content & Entertainment	15,911	8,701	59,574	—	—
Corporate	8	—	13,683	—	33,488
Total	$16,045	$8,701	$122,227	$41,285	$33,488

	As of March 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$160	$—	$15,118	$51,955	$—	$—
Phase II Deployment	—	—	48,461	9,149	—	—
Services	—	—	1,052	—	—	—
Content & Entertainment	20,057	8,701	79,911	—	—	8
Corporate	10	—	6,792	—	78,995	58
Total	$20,227	$8,701	$151,334	$61,104	$78,995	$66

	Statements of Operations
	Three Months Ended December 31, 2017
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$3,219	$3,193	$2,049	$10,031	$—	$18,492
Direct operating (exclusive of depreciation and amortization shown below)	337	94	28	5,904	—	6,363
Selling, general and administrative	337	99	247	4,634	3,942	9,259
Allocation of Corporate overhead	—	—	410	871	(1,281)	—
Provision for doubtful accounts	452	182	—	(3)	—	631
Depreciation and amortization of property and equipment	185	1,881	—	91	56	2,213
Amortization of intangible assets	11	—	—	1,384	—	1,395
Total operating expenses	1,322	2,256	685	12,881	2,717	19,861
Income (loss) from operations	$1,897	$937	$1,364	$(2,850)	$(2,717)	$(1,369)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$28	$19	$—	$47
Selling, general and administrative	—	—	10	594	916	1,520
Total stock-based compensation	$—	$—	$38	$613	$916	$1,567

	Statements of Operations
	Three Months Ended December 31, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$7,266	$2,995	$2,625	$11,559	$—	$24,445
Direct operating (exclusive of depreciation and amortization shown below)	336	168	3	6,780	—	7,287
Selling, general and administrative	158	62	227	3,910	1,738	6,095
Allocation of Corporate overhead	—	—	399	906	(1,305)	—
Provision for doubtful accounts	318	98	—	—	—	416
Restructuring, transition and acquisition expenses, net	—	—	—	—	22	22
Depreciation and amortization of property and equipment	4,136	1,881	—	69	185	6,271
Amortization of intangible assets	11	—	—	1,383	1	1,395
Total operating expenses	4,959	2,209	629	13,048	641	21,486
Income (loss) from operations	$2,307	$786	$1,996	$(1,489)	$(641)	$2,959

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$3	$—	$—	$3
Selling, general and administrative	—	—	2	88	251	341
Total stock-based compensation	$—	$—	$5	$88	$251	$344

	Statements of Operations
	Nine Months Ended December 31, 2017
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$12,879	$8,845	$6,550	$21,736	$—	$50,010
Direct operating (exclusive of depreciation and amortization shown below)	888	284	38	13,260	—	14,470
Selling, general and administrative	520	265	768	12,518	7,753	21,824
Allocation of Corporate overhead	—	—	1,210	2,572	(3,782)	—
Provision for doubtful accounts	1,360	223	—	(3)	—	1,580
Depreciation and amortization of property and equipment	4,101	5,642	—	242	230	10,215
Amortization of intangible assets	34	—	—	4,147	4	4,185
Total operating expenses	6,903	6,414	2,016	32,736	4,205	52,274
Income (loss) from operations	$5,976	$2,431	$4,534	$(11,000)	$(4,205)	$(2,264)

The following employee and director stock-based compensation expense related to the Company’s stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$36	$24	$—	$60
Selling, general and administrative	—	—	14	817	1,323	2,154
Total stock-based compensation	$—	$—	$50	$841	$1,323	$2,214

	Statements of Operations
	Nine Months Ended December 31, 2016
	(Unaudited, in thousands)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$26,022	$9,448	$9,042	$26,288	$—	$70,800
Direct operating (exclusive of depreciation and amortization shown below)	770	270	6	16,834	—	17,880
Selling, general and administrative	407	144	529	11,486	5,200	17,766
Allocation of Corporate overhead	—	—	1,194	2,706	(3,900)	—
Provision for doubtful accounts	318	98	—	—	—	416
Restructuring, transition and acquisition expenses, net	—	—	—	87	45	132
Depreciation and amortization of property and equipment	16,156	5,642	—	204	556	22,558
Amortization of intangible assets	34	—	—	4,282	6	4,322
Total operating expenses	17,685	6,154	1,729	35,599	1,907	63,074
Income (loss) from operations	$8,337	$3,294	$7,313	$(9,311)	$(1,907)	$7,726

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of December 31, 2017, all of our 3,724 systems in our Phase I Deployment segment had ceased to earn a significant portion of VPF revenue from certain major studios in our Phase I Deployment, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on our Phase I Deployment systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of December 31, 2017, we had approximately $43.6 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $37.3 million of outstanding debt principal, as of December 31, 2017, that is attributable to our Content & Entertainment and Corporate segments of which, $2.0 million was retired subsequent to December 31, 2017.

Liquidity

We incurred consolidated net loss of $5.9 million and $18.5 million for the three and nine months ended December 31, 2017, respectively, and a net loss of $0.5 million and $5.5 million for the three and nine months ended December 31, 2016, respectively. We have an accumulated deficit of $379.2 million as of December 31, 2017. In addition, we have significant debt-related contractual obligations for the fiscal year ending March 31, 2018 and beyond.

On November 1, 2017, in connection with the Stock Purchase Agreement with Bison Entertainment and Media Group, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. In addition, we completed the exchanges under the Exchange Agreements for the remaining outstanding 5.5% Convertible Notes due 2035, (the "Convertible Notes") whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of $17.1 million in cash and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we repurchased the remaining balance of $0.5 million of Convertible Notes from the holder thereof for cash and the Convertible Notes were immediately retired.

As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and is entitled to designate two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members.

In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement ("the "Loan") with Bison, pursuant to which the Company borrowed $10,000,000. The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Loan will be used for working capital and general corporate purposes. In conjunction with the Loan agreement, the Company issued warrants to purchase 1,400,000 shares of the Company’s Class A common stock ( the "Warrants"). The Warrants have a 5-year term and are immediately exercisable at $1.80 per share. The Warrants contain certain anti-dilution adjustments. The Company valued the Warrants at $1.1 million, on a relative fair value basis, using Black-Scholes Option Pricing Model assuming a 5-year life, a risk-free rate of interest of 2.2% and an expected volatility of 74.3%.
We believe the combination of: (i) our cash and restricted cash balances at December 31, 2017, which includes the net proceeds received from Bison for the issuance of 19,666,667 shares and from the Loan, (ii) implemented and planned cost reduction initiatives, (iii) retirement of the full outstanding amount of Convertible Notes, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated interim financial statements are issued. Our capital requirements will depend on many factors, and we may need to develop and formulate operating plans with Bison to use available capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Revenues

	Three Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$3,219	$7,266	$(4,047)	(56)%
Phase II Deployment	3,193	2,995	198	7%
Services	2,049	2,625	(576)	(22)%
Content & Entertainment	10,031	11,559	(1,528)	(13)%
	$18,492	$24,445	$(5,953)	(24)%

Decreased revenues in our Phase I Deployment business reflects a reduced number of Phase I Systems earning VPF revenue compared to the prior period. Since December 2015, all of our Phase I Systems in 290 theatre locations (the "Expired Theatres"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios.

Revenues generated by our Services segment decreased primarily as a result of the lower VPF revenues earned by our Phase I Deployment business. Our Services segment earns commissions on VPF revenue generated by the Phase I and Phase II deployment segments and therefore we expect this segment's revenues to continue to decrease in proportion to the revenues generated by our Phase I business as a result of Expired Theaters and the resulting reduction of VPF revenues.

Revenues at our Content & Entertainment segment decreased due to lower overall sales volumes across both physical and digital sales channels combined with a significant shift in product mix towards lower margin content.

Direct Operating Expenses

	Three Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$337	$336	$1	—%
Phase II Deployment	94	168	(74)	(44)%
Services	28	3	25	833%
Content & Entertainment	5,904	6,780	(876)	(13)%
	$6,363	$7,287	$(924)	(13)%

Direct operating expenses decreased in the three months ended December 31, 2017 compared to the prior period, primarily from a corresponding decrease in revenue in our CEG business. The current period also reflects reduced costs related to marketing and content acquisition costs as we intentionally focused more on developing OTT channel entertainment in the 2018 fiscal year and beyond.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$337	$158	$179	113%
Phase II Deployment	99	62	37	60%
Services	247	227	20	9%
Content & Entertainment	4,634	3,910	724	19%
Corporate	3,942	1,738	2,204	127%
	$9,259	$6,095	$3,164	52%

Selling, general and administrative expenses increased $3.2 million for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily due a bonus payout of $1.5 million to the officers and employees in conjunction with the Bison transaction and consistent with the Management Annual Incentive Plan. In addition, stock-based compensation expense increased by $1.2 million as a result of accelerated vesting of all stock options and restricted stock on November 1, 2017 due to a change in control of the Company resulting from the Bison transaction.

Provision for Doubtful Accounts

The increase of $0.2 million in the provision for doubtful accounts is primarily related to a content provider experiencing recent financial and legal difficulties.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$185	$4,136	$(3,951)	(96)%
Phase II Deployment	1,881	1,881	—	—%
Content & Entertainment	91	69	22	32%
Corporate	56	185	(129)	(70)%
	$2,213	$6,271	$(4,058)	(65)%
Depreciation and amortization expense decreased in our Phase I Deployment segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives through December 31, 2017. The balance of the decline, for the current quarter was in the Corporate segment due to reduced depreciation for assets under capital lease and leasehold improvements.

Interest expense, net

	Three Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$1,632	$2,566	$(934)	(36)%
Phase II Deployment	50	262	(212)	(81)%
Corporate	1,465	1,999	(534)	(27)%
	$3,147	$4,827	$(1,680)	(35)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to paydown such balances. In addition, in the fiscal year ended March 31, 2017, we repaid the entire remaining balance of the 2013 Term Loans and therefore no longer have any interest expense related to the 2013 Term Loans in our Phase I business. Interest expense in our Corporate segment also decreased as we paid off all of our $64 million convertible debt as of November 7, 2017.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.1 million for the three months ended December 31, 2017 and 2016, respectively, in our Phase I and Corporate segments, for state income taxes.

Debt conversion expense and loss on extinguishment of notes payable

In connection with Convertible Notes exchange transactions, we recorded debt conversion expense and loss on extinguishment of notes payable of $1.3 million and $1.1 million respectively for the three months ended December 31, 2017 and 2016, respectively. In connection with the repayment of the 2013 Term Loans, we wrote-off debt issuance costs and debt discounts and as a result, recognized a loss on extinguishment of debt of $0.7 million for the three months ended December 31, 2016.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) for the three months ended December 31, 2017 decreased 52% compared to the three months ended December 31, 2016. Adjusted EBITDA loss from our non-deployment businesses was $0.3 million for the three months ended December 31, 2017 compared to $2.0 million for the three months ended December 31, 2016.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended December 31,
($ in thousands)	2017	2016
Net loss	$(5,924)	$(481)
Add Back:
Income tax expense	113	33
Depreciation and amortization of property and equipment	2,213	6,271
Amortization of intangible assets	1,395	1,395
Gain on termination of capital lease	—	(2,535)
Interest expense, net	3,147	4,827
Debt conversion expense and loss on extinguishment of notes payable	1,299	1,099
Other (income) expense, net	1,491	126
Change in fair value of interest rate derivatives	(44)	(39)
Provision for doubtful accounts	204	416
Stock-based compensation and expenses	1,567	344
Restructuring, transition and acquisition expenses, net	—	22
Net loss attributable to noncontrolling interest	15	18
Adjusted EBITDA	$5,476	$11,496

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(2,066)	$(6,017)
Amortization of intangible assets	(11)	(11)
Provision for doubtful accounts	(208)	(416)
Other (income) expense, net	(59)	—
Income from operations	(2,834)	(3,093)
Adjusted EBITDA from non-deployment businesses	$298	$1,959

Results of Operations for the nine months Ended December 31, 2017 and 2016

Revenues

	Nine Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$12,879	$26,022	$(13,143)	(51)%
Phase II Deployment	8,845	9,448	(603)	(6)%
Services	6,550	9,042	(2,492)	(28)%
Content & Entertainment	21,736	26,288	(4,552)	(17)%
	$50,010	$70,800	$(20,790)	(29)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning VPF revenue compared to the prior period. Since December 2015, all of our Phase I Systems in 290 theatre locations (the "Expired Theatres"), have reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain major studios.

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

Direct Operating Expenses

	Nine Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$888	$770	$118	15%
Phase II Deployment	284	270	14	5%
Services	38	6	32	533%
Content & Entertainment	13,260	16,834	(3,574)	(21)%
	$14,470	$17,880	$(3,410)	(19)%

Direct operating expenses decreased in the nine months ended December 31, 2017 compared to the prior period, primarily resulted from a decrease in revenue in our CEG business. In addition, direct operating expenses in the prior period included higher third party distribution costs and higher OTT platform and content distribution costs. The current period also reflects reduced costs related to marketing and content acquisitions costs as we intentionally focused more on developing OTT channel entertainment in the 2018 fiscal year.

Selling, General and Administrative Expenses

	Nine Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$520	$407	$113	28%
Phase II Deployment	265	144	121	84%
Services	768	529	239	45%
Content & Entertainment	12,518	11,486	1,032	9%
Corporate	7,753	5,200	2,553	49%
	$21,824	$17,766	$4,058	23%

Selling, general and administrative expense increased $4.1 million primarily due to a bonus payout of $1.5 million to the officers and employees for the nine months ended December 31, 2017 and a reversal of an accrual for incentive compensation of $1.1 million for the nine months ended December 31, 2016. In addition, stock-based compensation expense increased by $0.9 million as a result of accelerated vesting of all stock options and restricted stock on November 1, 2017, and consulting and computer related expenses increased by approximately $0.3 million and $0.2 million, respectively.

Provision for Doubtful Accounts

The increase of $1.2 million in the provision for doubtful accounts is primarily related to two content providers. We are currently in negotiation with one provider on revising their contract's end-date and expect to settle on their outstanding balance. We also recorded a provision on a portion of the receivable for another content provider, due to their recent financial and legal difficulties.

Depreciation and Amortization Expense on Property and Equipment

	Nine Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	$4,101	$16,156	$(12,055)	(75)%
Phase II Deployment	5,642	5,642	—	—%
Content & Entertainment	242	204	38	19%
Corporate	230	556	(326)	(59)%
	$10,215	$22,558	$(12,343)	(55)%
Depreciation and amortization expense decreased, primarily in our Phase I Deployment segment, as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives through December 31, 2017. The depreciation in the Corporate segment declined mostly related to lower depreciation for assets under capital leases and leasehold improvements.

Interest expense, net

	Nine Months Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Phase I Deployment	5,403	8,123	(2,720)	(33)%
Phase II Deployment	235	862	(627)	(73)%
Corporate	5,525	5,888	(363)	(6)%
	$11,163	$14,873	$(3,710)	(25)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior period and the paydown of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to pay-down such balances. In addition, in fiscal year ended March 31, 2017, we repaid the entire remaining balance of the 2013 Term Loans and therefore no longer have any interest expense related to the 2013 Term Loans in our Phase I business. Interest expense in our Corporate segment also decreased as we paid off all of our $64 million convertible debt as of November 7, 2017 and also paid down $7.8 million of our revolving line of credit.

Income Tax Expense

We recorded income tax expense from continuing operations of $0.5 million and $0.1 million for the nine months ended December 31, 2017 and 2016, respectively, in our Phase I and Corporate segments for state income taxes.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million and $1.1 million for the nine months ended December 31, 2017 and 2016, respectively, for the conversion of $50.6 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase 1 and Phase II Deployments segments) for the nine months ended December 31, 2017 decreased  54%  compared to the nine months ended December 31, 2016. Adjusted EBITDA from our non-deployment businesses was negative $2.1 million for the nine months ended December 31, 2017, compared to an EBITDA of  $2.8 million for the nine months ended December 31, 2016. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments, partially offset by savings from our restructuring initiatives which began in the third quarter of fiscal year 2016 and are expected to be completed through the remainder of fiscal year 2018.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Nine Months Ended December 31,
($ in thousands)	2017	2016
Net loss	$(18,541)	$(5,539)
Add Back:
Income tax expense	495	143
Depreciation and amortization of property and equipment	10,215	22,558
Amortization of intangible assets	4,185	4,322
Gain on termination of capital lease	—	(2,535)
Interest expense, net	11,163	14,873
Debt conversion expense and loss on extinguishment of notes payable	4,504	1,099
Other (income) expense, net	1,993	(140)
Change in fair value of interest rate derivatives	(127)	(104)
Provision for doubtful accounts	597	416
Stock-based compensation and expenses	2,214	1,364
Restructuring, transition and acquisition expenses, net	—	132
Net loss attributable to noncontrolling interest	32	54
Adjusted EBITDA	$16,730	$36,643

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(9,743)	$(21,798)
Amortization of intangible assets	(34)	(34)
Provision for doubtful accounts	(601)	(416)
Other (income) expense, net	(59)	—
Income from operations	(8,407)	(11,631)
Adjusted EBITDA from non-deployment businesses	$(2,114)	$2,764

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

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard, issued Accounting Standards Update ("ASU") as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We plan to adopt Topic 606 effective the start of our 2019 fiscal year, April 1, 2018, but the process of evaluating the impact, if any, on our consolidated financial statements remains ongoing.  During the third quarter we engaged outside assistance to support our ongoing assessment.

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
On November 1, 2017, in connection with the Stock Purchase Agreement with Bison, we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. In addition, we consummated exchange agreements with holders of principal amount of our outstanding 5.5% Convertible Notes due 2035, whereby $46.3 million principal amount of the Convertible Notes were exchanged for a combination of the cash amount of $17.1 million and 2,221,457 shares of Class A Common Stock. The Convertible Notes were immediately retired.

On November 7, 2017, we repurchased the remaining balance of $0.5 million of Convertible Notes from the holder thereof for cash and the Convertible Notes were immediately retired.
As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) members of the Company’s Board of Directors, the size of which is set at seven (7) members.
In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement with Bison, pursuant to which the Company borrowed $10,000,000. The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Loan will be used for working capital and general corporate purposes. The Loan is evidenced by a promissory note dated as of December 29, 2017. On December 29, 2017, the Company also issued to Bison Warrants to purchase 1,400,000 shares of Company’s Class A common stock. The Warrants have a 5-year term and are immediately exercisable at $1.80 per share. The Warrants contain certain anti-dilution adjustments. The Company valued the Warrants at $1.1 million, on a relative fair value basis, using Black-Scholes Option Pricing Model assuming a 5-year life, a risk-free rate of interest of 2.2% and an expected volatility of 74.3%. The Warrants were recorded as debt issuance costs.
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
Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor

Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of December 31, 2017 was $41.3 million for our Phase I and Phase II Deployment segments, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Cinedigm Credit Agreement

As of November 14, 2017, the maximum principal amount available under the Cinedigm Credit Agreement was reduced to $11.8 million from $17.1 million. As of December 31, 2017, $11.8 million of the revolving loans was drawn upon with no amount available for borrowing. We generally use the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bear interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and mature on March 31, 2018. On January 31, 2018 we paid $2.0 million resulting in an outstanding balance of $9.8 million.

Convertible Notes

In connection with the Stock Purchase Agreement with Bison on July 10, 2017, the Company entered into two Exchange Agreements with holders of the Convertible Notes, representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company.

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

On December 22, 2016, we entered into an exchange agreement pursuant to which we agreed to issue 450,000 shares of our Class A Common Stock, and warrants to purchase 200,000 shares of Common Stock in exchange for $3.4 million principal amount of the Convertible Notes. The exchanged notes were immediately canceled. The warrants, which become exercisable nine months after issuance, have a five-year term, an exercise price of $1.60 per share, and customary anti-dilution provisions. The exchange was consummated on December 23, 2016.

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

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
($ in thousands)	2017	2016
Net cash provided by operating activities	$14,096	$24,612
Net cash used in investing activities	(534)	(380)
Net cash used in financing activities	(8,910)	(32,882)
Net change in cash and cash equivalents	$4,652	$(8,650)

As of December 31, 2017, we had cash and restricted cash balances of $18.2 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decrease in the fourth quarter of our current fiscal year as all our Phase I Systems reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $11.8 million, of which no amount was available for borrowing as of December 31, 2017.

On November 9, 2017, we entered into an amendment to maintain the minimum liquidity at $0.8 million until the maturity date of the Revolving Maturity date. This amendment also reduced the revolving aggregate maximum credit amount by $2.0 million on each of January 31, 2018 and February 28, 2018 if the outstanding obligations are not repaid in full by such date. On November 14, 2017, the maximum principal amount available was reduced to $11.8 million. Selling, general and administrative expense increased $4.1 million primarily due to a bonus payout of $1.5 million to the officers and employees and a reversal of an accrual for incentive compensation of $1.1 million for the nine months ended December 31, 2016. In addition, stock-based compensation expense increased by $0.9 million as a result of accelerated vesting of all stock options and restricted stock on November 1, 2017, and consulting and computer related expenses increased by approximately $0.3 million and $0.2 million, respectively.

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

For the nine months ended December 31, 2017, cash flows used in financing activities primarily reflects net of payments of $46.2 million on our long-term debt arrangements and credit facilities and offset by the proceeds of $38.0 million in connection with the Stock Purchase Agreement and a loan with Bison.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Payments Due
Contractual Obligations (in thousands)	Total	2018	2019 & 2020	2021 & 2022	Thereafter
Long-term recourse debt	$37,251	$16,809	$10,442	$10,000	$—
Long-term non-recourse debt (1)	43,574	2,954	408	40,212	—
Capital lease obligations	8	8	—	—	—
Debt-related obligations, principal	$80,833	$19,771	$10,850	$50,212	$—

Interest on recourse debt	$3,753	$1,404	$2,349	$—	$—
Interest on non-recourse debt (1)	18,004	5,619	11,028	1,357	—
Interest on capital leases	—	—	—	—	—
Total interest	$21,757	$7,023	$13,377	$1,357	$—
Total debt-related obligations	$102,590	$26,794	$24,227	$51,569	$—

Total non-recourse debt including interest	$61,578	$8,573	$11,436	$41,569	$—
Operating lease obligations	$4,226	$343	$2,070	$1,813	$—

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2017.
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

CINEDIGM CORP.

Date:	February 14, 2018	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 14, 2018	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)