Form 10-K
period 2018-03-31
Cinedigm Corp.
filed 2018-06-26
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2018

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from --- to ---

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
(Exact name of registrant as specified in its charter)
__________________________________

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.45 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2017, was $16,393,893. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 20, 2018, 35,011,984 shares of Class A Common Stock, $0.001 par value were outstanding.

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

We report our financial results in four primary segments as follows: (1) the first digital cinema deployment (“Phase I Deployment”), (2) the second digital cinema deployment (“Phase II Deployment”), (3) digital cinema services (“Services”) and (4) media content and entertainment group (“Content & Entertainment” or "CEG"). The Phase I Deployment and Phase II Deployment segments are the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and Canada, and in Australia and New Zealand. Our Services segment provides fee-based support to approximately 12,000 movie screens in our Phase I Deployment and Phase II Deployment segments as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated OTT digital network business providing entertainment channels, applications and distribution services.

We are structured so that our digital cinema business (collectively, our Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment business. As of March 31, 2018, we had approximately $40.2 million of non-recourse outstanding debt principal that relates to, and is serviced by, our digital cinema business. We also have approximately $33.8 million of outstanding debt principal, as of March 31, 2018 that is attributable to our Content & Entertainment and Corporate segments.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in the United States as well as an innovator and leader in the quickly evolving OTT digital network business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, iTunes, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Shout! Factory and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our OTT digital network business. Our first channel, Docurama, launched in May 2014 as an advertising supported video on demand service ("AVOD") across most Internet connected devices and now contains hundreds of documentary films to stream. In December 2015, we successfully transitioned Docurama to a subscription video on demand ("SVOD") service with its launch on Amazon Prime. In March 2015, we launched CONtv in partnership with Wizard World, Inc., a fandom and pop culture entertainment targeted lifestyle channel and "Freemium" service with both AVOD and SVOD components. Our Freemium business model provides users with free content and the ability to upgrade to a selection of premium services by paying subscription fees. CONtv is one of the largest Freemium OTT channels available in terms of hours of content, with over 3,000 hours of film and television episodes, including original programs and live coverage of Comic-Con and pop culture events from around the country. In the fall of 2015, we introduced our third OTT channel, Dove Entertainment Channel, which is a family entertainment service providing high-quality film and television programs approved by the Dove Foundation. In April 2018, we launched two channels: Wham Network, which is an entertainment, news and lifestyle channel targeting the eSports industry; and COMBAT GO, a 24/7, mixed martial arts, worldwide combat channel. We now have a total of five networks distributed, and four to five more in our development pipeline slated to roll out over the next 12 months.

We distribute our OTT content in two distinct ways: direct to consumer, through major application platforms such as the web, iOS, Android, Roku, AppleTV, Amazon Fire, Vizio, and Samsung; and through third party distributors of content on emerging platforms such as Amazon Prime, Twitch, Xumo and Sling/ Dish.

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

Our Strategy

Direct to consumer digital distribution of film and television content over the Internet is rapidly growing. We believe that our large library of film and television episodes, long-standing relationships with digital platforms, up-to-date technologies and four years of experience operating OTT channels, will allow us to continue to build a diversified portfolio of narrowcast OTT channels that generate recurring revenue streams from advertising, merchandising and subscriptions. We plan to launch niche channels that make use of our existing library of titles, while partnering with strong brands that bring name recognition, marketing support and an existing customer base for new channel opportunities.

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have added acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, to our traditional catalog-based titles business. In recent years, we acquired the distribution rights to a variety of new and original films. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing infrastructure and library, in partnership with well-known brands, to distribute our content direct-to-consumers.

We believe that we are well positioned to succeed in the OTT channel business for the following key reasons:

•
Four years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences,

•	The depth and breadth of our almost 50,000 title film and television episode library,

•	Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices,

•	Our marketing expertise,

•	Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses,

•	Our strengthened capital base, and

•	Our experienced management team

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.
Customers

For the fiscal year ended March 31, 2018, two customers, Walmart and Amazon, represented 10% or more of CEG's revenues and Walmart represented approximately 10% of our consolidated revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment segment are as follows:

•	Entertainment One (eOne) Ltd.

•	IFC Entertainment

•	Lionsgate Entertainment

•	Magnolia Pictures

•	Pure Flix

•	RLJ Entertainment, Inc.

•	Warner Brothers Digital Networks

•	AMC Networks

DEPLOYMENT

Our Phase I Deployment and Phase II Deployment segments consist of the following:

Operations of:	Products and services provided:
Cinedigm Digital Funding I, LLC (“Phase 1 DC”)
Financing vehicles and administrators for 3,717 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. We are no longer earning a significant portion of virtual print fees ("VPFs") revenues from certain major studios on all of such systems.

Access Digital Cinema Phase II Corp. (“Phase 2 DC”)
Financing vehicles and administrators for our 7,903 Systems installed in the second digital cinema deployment and international deployments, through Phase 2 DC. We retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2018, Phase I Deployment had 3,717 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2018, Phase II Deployment had 7,903 of such Systems installed.

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2018, all of the Systems in our Phase I Deployment segment ceased to earn a significant portion VPF revenue from these certain distributors. We expect to continue to earn VPFs from other distributors and ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms, or; (3) purchase the Systems from us at fair-market-value.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2018, our Phase II Deployment segment also entered into master license agreements with 327 exhibitors covering 7,903 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2018, we had 7,903 Phase 2 DC Systems installed, including 5,400 screens under the exhibitor-buyer structure (“Exhibitor-Buyer”), 1,050 screens covering 12 exhibitors through non-recourse financing provided by KBC Bank NV (“KBC”), 1,431 screens covering 23 exhibitors through CDF2, and 22 screens under other arrangements with two exhibitors.

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

Beginning in December 2018, certain Phase 2 DC Systems will reach the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase II systems will end by December 2022 or earlier if cost recoupment is achieved.

Customers

Phase I and Phase II Deployment customers are mainly motion picture studios and theatrical exhibitors. For the year ended March 31, 2018, four (4) customers, 20th Century Fox, Warner Brothers, Disney Worldwide Services and Universal Pictures, each represented 10% or more of Phase 2 DC's revenues and together generated 47% of Phase II consolidated revenues. Two (2) customers, Warner Brothers and Lionsgate comprised more than 10% of Phase 2 accounts receivable. One (1) customer, Lionsgate, represented more than 10% of Phase 1 DC revenue and one (1) customer, Open Road, comprised more than 10% of Phase 1 accounts receivable. No single Phase I or Phase II customer comprised more than 10% of our consolidated revenue or accounts receivable.

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

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,717 screens in the Phase I Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 7,903 Phase II Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase II service fees are subject to an annual limitation under the terms of our agreements with motion picture studios and are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase II Systems. As a result, the annual service fee limitation is variable until these fees are paid.

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

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 534 screens as of March 31, 2018.

Customers

For the year ended March 31, 2018, no customer(s) comprised more than 10% of Services' revenues or accounts receivable.

Competition

Our Services segment faces limited competition domestically in its digital cinema services business as the major Hollywood movie studios have only signed digital cinema deployment agreements with five entities, including us, and the deployment period in North America is now complete. Competitors include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group, AMC Entertainment Holdings, Inc. and Cinemark Holdings, Inc.) focused on managing the conversions of those three exhibitors; Sony Digital Cinema, to support the deployment of Sony projection equipment; Christie Digital USA, Inc., to support the deployment of Christie equipment; and GDC, Inc., to support the deployment of GDC equipment. We have a significantly greater market share than all other competitors except for the DCIP consortium, which services approximately 18,000 total screens representing its consortium members.

As we expand our servicing platform internationally, additional competitors beyond those listed above consist of Arts Alliance, Inc., a leading digital cinema servicer focused on the European markets, and GDC, as well as other potential local start-ups seeking to service a specific international market. We typically seek to partner with a leading local entity to combine our efficient servicing infrastructure and strong studio relationships with the necessary local market expertise and exhibitor relationships.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2018, we had 110 employees, with 6 part-time and 104 full-time, of which 19 are in sales and marketing, 43 are in operations, and 42 are in executive, finance, technology and administration functions.

AVAILABLE INFORMATION

Our Internet website address is www.cinedigm.com. We will make available, free of charge at the “About Us - Investor Relations - Financial Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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
Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.
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
We now have, and will continue to have, significant debt obligations. In March 2018, we entered into a Loan, Guaranty and Security agreement, dated as of March 30, 2018, which provides for a Credit Facility (the "Credit Facility") pursuant to which we can borrow up to $19.0 million in revolving loans at any time outstanding. The obligations under the Credit Facility are with full recourse to Cinedigm. As of March 31, 2018, the principal amount outstanding under the Credit Facility was $8.2 million. Separately, in October 2013, we issued $5.0 million aggregate principal amount of subordinated notes (the “2013 Notes”), which debt is unsecured and subordinate to the debt under the Credit Facility. In July, September and October 2016 and January, February and July 2017, we issued $10.4 million aggregate principal amount of 12.75% Second Secured Lien Notes due 2019 (the “Second Secured Lien Notes”), which debt is secured on a second lien basis and is subordinate to the debt under the Credit Facility and senior to the 2013 Notes. In November 2017, $0.5 million principal amount of Second Secured Lien Notes were cancelled in exchange for other securities of the Company, and approximately $10.6 million principal amount of Second Secured Lien Notes is outstanding as of March 31, 2018.

As of March 31, 2018, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $40.2 million, none of which is guaranteed by Cinedigm Corp. or our subsidiaries, other than DC Holdings LLC, AccessDM and ADCP2 with respect to the Prospect Loan, and Phase II B/AIX with respect to the KBC Agreements. In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness ($39.7 million as of March 31, 2018) pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.
In February 2013, DC Holdings LLC, our wholly owned subsidiary, entered into the Prospect Loan in the aggregate principal amount of $70.0 million. Additionally, in February 2013, CDF I, our indirect wholly owned subsidiary that is intended to be a special purpose, bankruptcy remote entity, amended and restated the Phase I Credit Agreement, pursuant to which it borrowed $130.0 million of which $5.0 million was assigned to DC Holdings LLC. As of March 31, 2018, the outstanding principal amount of the Prospect Loan was $39.7 million . In November 2016, the Phase I Credit Agreement was repaid in full, and accordingly no amount remains outstanding as of March 31, 2018. Phase II B/AIX, our indirect wholly owned subsidiary, has entered into the KBC Agreements pursuant to which it has borrowed $65.3 million in the aggregate. As of March 31, 2018, the outstanding principal balance under the KBC Agreements was $0.2 million in the aggregate.
The obligations and restrictions under the Credit Facility, the Prospect Loan, the KBC Agreements and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and

•	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 has entered into the Phase II Credit Agreement, pursuant to which it borrowed $63.2 million in the aggregate. As of March 31, 2018, the outstanding balance under the Phase II Credit Agreement, which includes interest payable, was $10.2 million. In June 2018, the Phase II Credit Agreement was repaid in full, and accordingly no amount remains outstanding under the Phase II Credit Agreement. However, at the time the Phase II Credit Agreement became effective, CDF2 executed and delivered a promissory note (the “Advisory Fee Note”) to Société Générale in connection with a capital structure advisory fee owed to Société Générale. The Advisory Fee Note remains outstanding. As of March 31, 2018, the outstanding balance of the Advisory

Fee Note was $4.0 million. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed by the Phase II Credit Agreement in an amount of approximately $57.2 million in the aggregate. The Advisory Fee Note and the CHG Lease are non-recourse to Cinedigm and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2018 was $26.3 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2018 and 2017.
The obligations and restrictions under the Advisory Fee Note and the CHG Lease could have important consequences for CDF2 and CDF2 Holdings, including:

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
The agreements governing the financing of part of our Phase II Deployment, the Credit Facility and the Prospect Loan impose certain limitations on us.
The Credit Facility restricts our ability and the ability of our subsidiaries that have guaranteed the obligations under the Credit Facility, subject to certain exceptions, to, among other things:

•	make investments;

•	incur other indebtedness or liens;

•	create or acquire subsidiaries;

•	engage in a new line of business;

•	pay dividends;

•	sell assets;

•	acquire, consolidate with, or merge with or into other companies; and

•	enter into transactions with affiliates.

One or more of the KBC Agreements governing part of the financing of our Phase II Deployment restrict the ability of Phase II B/AIX to, among other things:

•	dispose of or incur other liens on the digital cinema projection systems financed by KBC;

•	engage in a new line of business;

•	sell assets outside the ordinary course of business or on other than arm’s length terms;

•	make payments to majority owned affiliated companies; and

•	consolidate with, or merge with or into other companies.

The agreements governing the Prospect Loan restrict the ability of DC Holdings LLC and its subsidiaries, and ADCP2 and its subsidiaries, subject to certain exceptions, to, among other things:

•	make certain capital expenditures and investments;

•	incur other indebtedness or liens;

•	engage in a new line of business;

•	sell assets;

•	acquire, consolidate with, or merge with or into other companies; and

•	enter into transactions with affiliates.

The CHG Lease governing part of the financing of other parts of our Phase II Deployment imposes certain limitations, which may affect our Phase II deployment.
The CHG Lease restricts the ability of CDF2 Holdings to, among other things:

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
Based on our current level of operations and in conjunction with the cost reduction measures that we have recently implemented and continue to implement, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2019. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2018, we had negative working capital, defined as current assets less current liabilities, of $2.2 million, and cash, cash equivalents and restricted cash totaling $19.0 million; we have total stockholders' deficit of $22.3 million; however, during the fiscal year ended March 31, 2018, we generated $22.4 million of net cash flows from operating activities.
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
As of March 31, 2018, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of the Class A common stock, beneficially own, directly or indirectly, in the aggregate, approximately 61.3% of our outstanding Class A common stock. Bison Entertainment Investment Limited, an affiliate of Bison Capital Holdings Company Limited and our largest stockholder (“Bison”), owns 19,666,667 shares of Class A common stock and has warrants to purchase 1,400,000 shares of Class A common stock, all of which are currently exercisable. If all the warrants were exercised, Bison would own 21,066,667 shares or approximately 54.8% of the then-outstanding Class A common stock.

This stockholder may have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.
We face risks associated with expanding our business in China.

We expect to expand our business in China. In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipate that Bison's presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with Starrise Media Holdings Limited, a leading Chinese entertainment company, to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions. Accordingly, we are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

•	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

•	restrictions on currency exchange may limit our ability to receive and use our cash effectively;

•	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;

•	there are increased uncertanties related to the enforcement of contracts with certain parties; and

•	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China

As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

CFIUS may modify, delay, or prevent our future acquisition activities or investments in Cinedigm.

Bison is the majority owner of our Class A common stock, and therefore Cinedigm is considered a "foreign person" under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”). Acquisitions or investments that Cinedigm may wish to pursue in the future may be subject to CFIUS review. In such a case, Cinedigm and the other party may determine to submit to CFIUS review on a voluntary basis, or to proceed with the transaction and take a risk that CFIUS may retroactively require such a review. CFIUS has the authority to review and potentially block certain acquisitions or investments by foreign persons, or impose conditions with respect to such transactions, which may limit our future endeavors or even prevent us from pursuing transactions that we believe would otherwise be beneficial to us and our stockholders.
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
Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC. Together these studios generated 16%, 69%, and 16% of Phase 1 DC’s, Phase 2 DC’s and our consolidated revenues, respectively, for the fiscal year ended March 31, 2018.
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
Our operations and performance could be influenced by worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer-spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
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

Our ability to utilize our net operating loss carryforwards in the future is subject to substantial limitations and we may not be able to use some identified net operating loss carryforwards, which could result in increased tax payments in future periods.
Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards to offset its post-change income may be limited. Similar rules may apply under state tax laws. On November 1, 2018, we experienced an ownership change with respect to the Bison acquisition. Accordingly, our ability to utilize our NOL carryforwards attributable to periods prior to November 1, 2018 is subject to substantial limitations. These limitations could result in increased future tax payments, which could be material.

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

The market price for the Class A common stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of the Class A common stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of options and warrants exercisable for shares of Class A common stock that may be exercised in the future. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

You will incur substantial dilution as a result of certain future equity issuances.

We have a substantial number of options and warrants currently outstanding which may be immediately exercised for shares of Class A common stock. To the extent that these options or warrants are exercised, or to the extent we issue additional shares of Class A common stock in the future, as the case may be, there will be further dilution to holders of shares of the Class A common stock.

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
Our fifth amended and restated certificate of incorporation and bylaws, as amended, contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

We have never paid any cash dividends on our Class A common stock and have no present plans to do so. In addition, certain of our credit facilities restrict our ability to pay dividends on the Class A common stock. As a result, you may not receive any return on an investment in our Class A common stock unless you sell the shares for a price greater than that which you paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operated from the following leased properties at March 31, 2018.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Sherman Oaks, California	11,600	March 2022	Primary operations, sales, marketing and administrative offices for our Content & Entertainment Group. In addition, certain operations and administration for our other business segments.
Borough of Manhattan, City of New York, New York	10,500	April 2021	Corporate executive and administrative headquarters. Shared between all business segments.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3.  LEGAL PROCEEDINGS

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2018		2017
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$2.26	$1.38	$2.70	$1.21
July 1 – September 30	$1.75	$1.41	$2.40	$0.90
October 1 – December 31	$1.64	$1.21	$2.35	$1.27
January 1 – March 31	$1.51	$1.21	$1.69	$1.25
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on June 20, 2018 was $1.55 per share. As of June 20, 2018, there were 82 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

No shares of Class B Common Stock are currently outstanding. On September 13, 2012, we amended our Fourth Amended and Restated Certificate of Incorporation to eliminate any authorized but unissued shares of Class B Common Stock. On October 31, 2017, we filed our Fifth Amended and Restated Certificate of Incorporation which, in addition to other things, eliminated the Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A Common Stock or Class B Common Stock and do not anticipate paying any on our Class A Common Stock in the foreseeable future. Any future payment of dividends on our Class A Common Stock will be in the sole discretion of our board of directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2018.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the twelve months ended March 31, 2018.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2018	2017	2016	2015	2014
Revenues	$67,683	$90,394	$104,449	$105,484	$104,328
Direct operating (exclusive of depreciation and amortization shown below)	19,523	25,121	31,341	30,109	28,920
Selling, general and administrative	28,454	23,776	33,367	31,120	26,333
Provision (benefit) for doubtful accounts	991	1,213	789	(206)	394
Restructuring, transition and acquisitions expenses, net	—	87	1,130	2,638	1,533
Goodwill impairment	—	—	18,000	6,000	—
Litigation and related, net of recovery in 2016	—	—	(2,228)	1,282	—
Depreciation and amortization of property and equipment	12,412	27,722	37,344	37,519	37,289
Amortization of intangible assets	5,580	5,718	5,852	5,864	3,473
Total operating expenses	66,960	83,637	125,595	114,326	97,942
(Loss) income from operations	723	6,757	(21,146)	(8,842)	6,386

Interest income	57	73	82	101	98
Interest expense	(14,250)	(19,068)	(20,642)	(19,899)	(19,755)
Debt conversion expense and loss on extinguishment of notes payable	(4,504)	(5,415)	(931)	—	—
Gain on termination of capital lease	—	2,535	—	—	—
Income on investment in non-consolidated entity	—	—	—	—	(1,812)
Other (expense) income, net	(277)	31	513	105	444
Change in fair value of interest rate derivatives	157	142	(40)	(441)	679
Loss from operations before income taxes	(18,094)	(14,945)	(42,164)	(28,976)	(13,960)
Income tax expense	(401)	(252)	(345)	—	—
Loss from continuing operations	(18,495)	(15,197)	(42,509)	(28,976)	(13,960)
Income (loss) from discontinued operations	—	—	—	100	(11,904)
Loss on sale of discontinued operations	—	—	—	(3,293)	—
Net loss	(18,495)	(15,197)	(42,509)	(32,169)	(25,864)
Net loss attributable to noncontrolling interest	41	68	767	861	—
Net loss attributable to Cinedigm Corp.	(18,454)	(15,129)	(41,742)	(31,308)	(25,864)
Preferred stock dividends	(356)	(356)	(356)	(356)	(356)
Net loss attributable to common shareholders	$(18,810)	$(15,485)	$(42,098)	$(31,664)	$(26,220)
Basic and diluted net loss per share from continuing operations	$(0.81)	$(1.92)	$(6.51)	$(3.71)	$(2.51)
Shares used in computing basic and diluted net loss per share (1)	23,104,811	8,049,160	6,467,978	7,678,535	5,708,432

(1)
We incurred net losses for all periods presented and, therefore, the impact of potentially dilutive common stock equivalents and convertible notes have been excluded from the computation of net loss per share from continuing operations as their impact would be anti-dilutive.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2018	2017	2016	2015	2014
Cash, cash equivalents and restricted cash	$18,952	$13,566	$34,464	$25,750	$56,966
Working capital (deficit)	(2,165)	(15,411)	1,012	(30,871)	(5,002)
Total assets	121,182	151,334	209,398	273,017	336,719
Notes payable, non-recourse	38,082	61,104	112,312	151,360	190,874
Total stockholders' (deficit) equity of Cinedigm Corp.	(21,049)	(69,489)	(71,842)	(18,959)	10,227
Other Financial Data:
Net cash provided by operating activities	22,397	31,699	25,504	9,211	39,594
Net cash provided by (used in) investing activities	(931)	(486)	(1,389)	1,197	(52,009)
Net cash (used in) provided by financing activities	(16,080)	(44,128)	(17,633)	(41,624)	49,182

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this document.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates," and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Discovery Networks, National Geographic and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD"), and (ii) physical goods, including DVD and Blu-ray Discs.

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2018, all of the systems in our Phase I Deployment segment had ceased to earn a significant portion VPF revenue from certain major studios. We expect to continue to earn ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The expected reduction in VPF revenue on our Phase I Deployment systems is scheduled to approximately coincide with the conclusion of certain of our non-recourse debt obligations and, therefore, we expect that reduced cash outflows related to such non-recourse debt obligations will partially offset reduced VPF revenue.

Under the terms of our standard Phase I Deployment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair-market-value.

We are structured so that our digital cinema business (collectively, the Phase I Deployment, Phase II Deployment and Services segments) operates independently from our Content & Entertainment segment. As of March 31, 2018, we had approximately $40.2 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. We also had approximately $33.8 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

Liquidity

We have incurred consolidated net losses of $18.5 million and $15.2 million for the years ended March 31, 2018 and 2017, respectively. We have an accumulated deficit of $379.2 million as of March 31, 2018.  In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2018 and beyond.

On November 1, 2017, in connection with the Stock Purchase Agreement (the "Stock Purchase Agreement") with Bison Entertainment Investment Limited, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) nominees of the Company’s
Board of Directors, the size of which is set at seven (7) members. During the year ended March 31, 2018, we consummated exchange agreements with holders of our remaining 5.5% Convertible Notes due 2035 ("Convertible Notes"), whereby $50.6 million principal amount of the Convertible Notes were exchanged for a combination of $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million of Second Lien Notes. The Convertible Notes were immediately retired.

In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement ("the Loan") with Bison, pursuant to which the Company borrowed $10.0 million. The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Loan will be used for working capital and general corporate purposes. In conjunction with the Loan agreement, the Company issued warrants to purchase 1,400,000 shares of the Company's Class A common stock (the "Warrants"). The Warrants have a 5-year term and are immediately exercisable at $1.80 per share. The Warrants contain certain anti-dilution adjustments. The Company valued the Warrants at $1.1 million, on a relative fair value basis, using Black-Scholes Option Pricing Model assuming a 5-year life, a risk-free rate of interest of 2.2% and an expected volatility of 74.3%.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2018, (ii) retirement of the full outstanding amount of Convertible Notes, (iii) the equity and debt financings during fiscal year ended March 31, 2018, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity obligation and capital requirements for at least a year after these consolidated financial statements are issued. Our capital requirements will depend on many factors, and we may need to use capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2018 and 2017, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property and equipment.

FAIR VALUE ESTIMATES

Goodwill, Intangible and Long-Lived Assets

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

We are permitted to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing a qualitative impairment test, whereby the fair value of a reporting unit is compared with its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
We did not record goodwill impairment in connection with our annual testing in the fourth quarters ended March 31, 2018 and 2017. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

Results of Operations for the Fiscal Years Ended March 31, 2018 and 2017

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Phase I Deployment	$16,782	$32,068	$(15,286)	(47.7)%
Phase II Deployment	11,863	12,538	(675)	(5.4)%
Services	8,932	11,611	(2,679)	(23.1)%
Content & Entertainment	30,106	34,177	(4,071)	(11.9)%
	$67,683	$90,394	$(22,711)	(25.1)%

Decreased revenues in our Phase I and Phase II Deployment businesses reflects a reduced number of Phase I Systems earning VPF revenues compared to the prior period. In addition, all of the Phase I exhibitors reached the end of their deployment agreement periods and, therefore, have ceased to earn VPF revenues from certain distributors.
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

Revenues at our Content & Entertainment segment decreased due to lower overall sales volumes for physical product and a change in the mix of content sold. Our traditional DVD and Blu-ray business continues to be negatively impacted by changing consumer behaviors and digital market shift to more original productions has lowered demand for third party content. Our product mix has also shifted significantly toward licensed content in the current year.

The decline in physical product sales was partially offset by a $0.7 million increase in sales related to our OTT channels and a slight increase in distribution related revenues. We continued to shift our strategy toward developing and marketing a portfolio of narrowcast OTT channels.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Phase I Deployment	$1,098	$1,052	$46	4.4%
Phase II Deployment	390	388	2	0.5%
Services	38	10	28	280.0%
Content & Entertainment	17,997	23,671	(5,674)	(24.0)%
	$19,523	$25,121	$(5,598)	(22.3)%

Direct operating expenses decreased in the year ended March 31, 2018 compared to the prior year, primarily resulting from a corresponding decrease in revenue in our CEG business. In addition, direct operating expenses in the prior year included higher third party distribution costs and higher OTT platform and content distribution costs. The current year also reflects reduced costs related to marketing and content acquisitions costs as we intentionally focused more on developing OTT channel content in the 2018 fiscal year.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Phase I Deployment	$378	$544	$(166)	(30.5)%
Phase II Deployment	369	228	141	61.8%
Services	1,008	798	210	26.3%
Content & Entertainment	16,715	15,812	903	5.7%
Corporate	9,984	6,394	3,590	56.1%
	$28,454	$23,776	$4,678	19.7%

Selling, general and administrative expense increased $4.7 million for the year ended March 31, 2018 due to a special bonus payout of $1.5 million to the officers and employees upon the consummation of the Bison transaction. We also accrued $1.2 million in bonus expense for the year ended March 31, 2018 compared to a reversal of an accrual for incentive compensation of $1.1 million for the year ended March 31, 2017. In addition, stock based compensation increased by $0.6 million as a result of the accelerated vesting of all outstanding unvested stock options and restricted stock on November 1, 2017. Consulting and other expenses also increased by approximately $0.3 million.

Provision for Doubtful Accounts

Provision for doubtful accounts was $1.0 million and $1.2 for the fiscal years ended March 31, 2018 and 2017, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Phase I Deployment	$4,167	$19,263	$(15,096)	(78.4)%
Phase II Deployment	7,523	7,523	—	—%
Content & Entertainment	443	273	170	62.3%
Corporate	279	663	(384)	(57.9)%
	$12,412	$27,722	$(15,310)	(55.2)%

Depreciation and amortization expense decreased, primarily in our Phase I Deployment segment, as all of our digital cinema projection systems in Phase I Deployment reached the conclusion of their ten-year useful lives and are now fully depreciated. The depreciation in the Corporate segment declined mostly related to lower depreciation for assets under capital leases and leasehold improvements.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Phase I Deployment	$6,931	$10,154	$(3,223)	(31.7)%
Phase II Deployment	269	1,034	(765)	(74.0)%
Corporate	6,993	7,807	(814)	(10.4)%
	$14,193	$18,995	$(4,802)	(25.3)%

Interest expense reported by our Phase I and Phase II Deployment segments decreased primarily as a result of reduced debt balances compared to the prior year and the pay-down of one of our KBC Facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to pay down such balances. Interest expense in our Corporate segment also decreased as we paid off all of the remaining balance of our convertible debt as of November 7, 2017. In addition, we also had a lower average balance drawn on our revolving line of credit for the year ended March 31, 2018 compared to the prior year.

Income Tax Expense

We recorded income tax expense from operations of $0.4 million and $0.3 million for the years ended March 31, 2018 and
2017, respectively, primarily for state income taxes related to our Phase I Deployment business. Income tax expense was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million for the year ended March 31, 2018, for the conversion of an aggregate of $46.8 million of Convertible Notes. For the year ended March 31, 2017, $5.4 million of debt conversion expense and loss on extinguishment was recognized on the conversion of $13.4 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Phase I and Phase II Deployments segments) for the year ended March 31, 2018 decreased 46.9% compared to the year ended March 31, 2017. Adjusted EBITDA from our non-deployment businesses was negative $2.7 million for the year ended March 31, 2018, compared to an Adjusted EBITDA of $1.0 million for the year ended March 31, 2017. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments.,

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We use Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, we believe Adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

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

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss and Adjusted EBITDA has been provided below. Adjusted EBITDA should not be considered as an alternative to income from operations or net loss as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2018	2017
Net loss	$(18,495)	$(15,197)
Add Back:
Income tax expense	401	252
Depreciation and amortization of property and equipment	12,412	27,722
Amortization of intangible assets	5,580	5,718
Gain on termination of capital lease	—	(2,535)
Interest expense, net	14,193	18,995
Debt conversion expense and loss on extinguishment of notes payable	4,504	5,415
Other expense, net	2,028	40
Change in fair value of interest rate derivatives	(157)	(142)
Provision for doubtful accounts	253	1,213
Stock-based compensation and expenses	2,279	1,726
Restructuring, transition and acquisition expenses, net	—	87
Net loss attributable to noncontrolling interest	41	68
Adjusted EBITDA	$23,039	$43,362

Adjustments related to the Phase I and Phase II Deployments:
Depreciation and amortization of property and equipment	$(11,690)	$(26,786)
Amortization of intangible assets	(46)	(46)
Provision for doubtful accounts	(253)	(946)
Bonuses	(59)	—
Income from operations	(13,683)	(14,616)
Adjusted EBITDA from non-deployment businesses	$(2,692)	$968

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") as No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018. The Company adopted this guidance and it did not have an impact on the Company's consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. We made an early adoption for the year ended March 31, 2018. The adoption of this guidance did not to have a material impact on the Company’s consolidated financial statements
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts
and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. This guidance did not have a material impact on the Company's consolidated statement of financial position or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) ("ASU 2016-18")". ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and the end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a retrospective adoption method and early adoption is permitted. The Company intends to adopt this guidance for its fiscal year ending March 31, 2019.

In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. During the fourth quarter, the Company completed its evaluation of the new standard and concluded that revenue recognition will remain materially consistent with the Company’s current revenue recognition policies. The Company adopted the provisions of this guidance on April 1, 2018 using the modified retrospective approach under which prior years data is not recast. The adoption of this guidance did not have a material impact on the Company’s opening accumulated deficit.

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

On November 1, 2017, in connection with the Stock Purchase Agreement (the "Stock Purchase Agreement") with Bison Entertainment Investment Limited, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) nominees of the Company’s
Board of Directors, the size of which is set at seven (7) members. During the year ended March 31, 2018, we consummated exchange agreements with holders of substantially all of our remaining 5.5% Convertible Notes due 2035 ("Convertible Notes"), whereby $50.6 million principal amount of the Convertible Notes were exchanged for a combination of $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million of Second Lien Notes. The Convertible Notes were immediately retired.

As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and is entitled to designate two (2) nominees for our Board of Directors, the size of which is set at seven (7) members.

In accordance with the Stock Purchase Agreement, on December 29, 2017, we entered into a Loan with Bison, pursuant to which the Company borrowed $10.0 million. The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. In conjunction with the Loan agreement, the Company issued warrants to purchase 1,400,000 shares of the Company’s Class A common stock.
Our business is primarily driven by the growth in global demand for video entertainment content in all forms and, in particular, the shifting consumer demand for content in digital forms within home and mobile devices as well as the maturing digital cinema marketplace. Our primary revenue drivers are expected to be the increasing number of digitally equipped devices/screens and the demand for entertainment content in theatrical, home and mobile ancillary markets. According to the Motion Picture Association of America, there were approximately 43,600 domestic (United States and Canada) movie theatre screens and approximately 152,000 screens worldwide, of which approximately 42,500 of the domestic screens were equipped with digital cinema technology, and more than 12,000 of those screens contain our Systems. Historically, the number of digitally equipped screens in the marketplace has been a significant determinant of our potential revenue. Going forward, the expansion of our content business into ancillary distribution markets and digital distribution of narrowcast OTT content are expected to be the primary drivers of our revenues.

Non-Recourse Indebtedness

Our Phase I and Phase II Deployment businesses have historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up our Phase I and Phase II Deployment businesses have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which the assets of our other subsidiaries generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of March 31, 2018 was $37.6 million and$0.5 million for our Phase I and Phase II Deployment segments, respectively, which matures as presented in the Contractual Obligations table below. We continue to expect cash flows from our Phase I and II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreements

As of November 14, 2017, the maximum principal amount available under the Cinedigm Credit Agreement was reduced to $11.8 million from $17.1 million. As of March 30, 2018, $7.8 million of the revolving loans was drawn upon with no amount available for borrowing. We generally used the revolving loans under the Cinedigm Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Cinedigm Credit Agreement bore interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and matured on March 31, 2018.

On March 30, 2018, the Company entered into a new Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank ("EWB") and the Guarantors named therein, which are certain subsidiaries of the Company (the "Loan Agreement"). The Loan Agreement provides for a credit facility (the “Credit Facility”) consisting of a maximum of $19.0 million in revolving loans at any one time outstanding and having a maturity date of March 31, 2020, which may be extended for two successive periods of one year each at the sole discretion of the lender so long as certain conditions are met.

Interest is due monthly on the last day of the month based on the rate determined by the Company in prior month of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by EWB.

On March 30, 2018, the Company borrowed $8.2 million from the Credit Facility and paid the remaining balance of $7.8 million plus interest on the Cinedigm Revolving Loan, as well as other associated legal costs.

Convertible Notes

In connection with the Stock Purchase Agreement with Bison on July 10, 2017, the Company entered into two Exchange Agreements with holders of the remaining Convertible Notes representing approximately 99% of the principal amount of the Company’s outstanding 5.5% Convertible Senior Notes due in 2035 to exchange their notes into cash, Class A Common Stock, Second Lien Loans or a combination thereof in order to decrease the debt obligations of the Company.

On November 1, 2017, in connection with the Stock Purchase Agreement (the "Stock Purchase Agreement") with Bison Entertainment Investment Limited, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) nominees of the Company’s
Board of Directors, the size of which is set at seven (7) members. During the year ended March 31, 2018, we consummated exchange agreements with holders of substantially all of our remaining 5.5% Convertible Notes due 2035 ("Convertible Notes"), whereby $50.6 million principal amount of the Convertible Notes were exchanged for a combination of $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million of Second Lien Notes. The Convertible Notes were immediately retired.

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

Changes in our cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2018	2017
Net cash provided by operating activities	$22,397	$31,699
Net cash used in investing activities	(931)	(486)
Net cash used in financing activities	(16,080)	(44,128)
Net (decrease) increase in cash and cash equivalents	$5,386	$(12,915)

As of March 31, 2018, we had cash, cash equivalents and restricted cash balances of $19.0 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. We expect cash received from VPFs to continue to decline in our current fiscal year as all our Phase I Systems reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the following two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. To manage working capital fluctuations, we have a revolving line of credit that allows for borrowings of up to $19.0 million, of which $9.8 million was available for borrowing as of March 31, 2018.

We have undertaken initiatives to reduce cash operating expenses in the future, including relocating our offices in 2017 from Century City, California to Sherman Oaks, California, and also relocating the New York office, within New York City, which is expected to reduce operating expenses by approximately $0.7 million annually.

We expect operating activities to continue to be a positive source of cash.

Cash flows used in investing activities consisted of purchases of property and equipment.

For the year ended March 31, 2018, cash flows used in financing activities primarily reflects net payments of notes payable of $53.1 million and credit facilities, offset by the net proceeds of $38.0 million in connection with the Stock Purchase Agreement and a loan with Bison.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of March 31, 2018:

	Payments Due
Contractual Obligations (in thousands)	Total	2019	2020 & 2021	2022 & 2023	Thereafter
Long-term recourse debt	$33,787	$5,000	$18,787	$10,000	$—
Long-term non-recourse debt (1)	40,222	512	39,710	—	—
Debt-related obligations, principal	$74,009	$5,512	$58,497	$10,000	$—

Interest on recourse debt	$9,388	$2,238	$7,025	$125	$—
Interest on non-recourse debt (1)	15,729	5,255	10,474	—	—
Total interest	$25,117	$7,493	$17,499	$125	$—
Total debt-related obligations	$99,126	$13,005	$75,996	$10,125	$—

Total non-recourse debt including interest	$55,951	$5,767	$50,184	$—	$—
Operating lease obligations	$3,883	$996	$2,189	$698	$—

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

Subsequent Events

In June 2018, the Company and Christopher J. McGurk, our CEO, entered into an amendment to the Amended and Restated Employment Agreement, pursuant to which, among other things, the term of Mr. McGurk’s employment with the Company was extended through March 31, 2021. (See Item 11 - Employment Agreements and Arrangements between the Company and Named Executives” below).

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings. In addition, as discussed further in Note 2 - Basis of Presentation and Consolidation and Note 4 - Other Interests to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cinedigm Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. (the “Company") as of March 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP
New York, New York
June 25, 2018

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$17,952	$12,566
Accounts receivable, net	38,128	53,608
Inventory, net	792	1,137
Unbilled revenue	6,799	5,655
Prepaid and other current assets	10,497	13,484
Total current assets	74,168	86,450
Restricted cash	1,000	1,000
Property and equipment, net	21,483	33,138
Intangible assets, net	14,653	20,227
Goodwill	8,701	8,701
Debt issuance costs, net	—	260
Other long-term assets	1,177	1,558
Total assets	$121,182	$151,334
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$69,225	$73,679
Current portion of notes payable, including unamortized debt discount of $225 and $0, respectively (see Note 5)	4,775	19,599
Current portion of notes payable, non-recourse (see Note 5)	512	6,056
Current portion of capital leases	—	66
Current portion of deferred revenue	1,821	2,461
Total current liabilities	76,333	101,861
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $2,140 and $2,701 respectively (see Note 5)	37,570	55,048
Notes payable, net of current portion and unamortized debt issuance costs of $3,352 and $5,340, respectively (see Note 5)	25,435	59,396
Deferred revenue, net of current portion	3,842	5,324
Other long-term liabilities	306	408
Total liabilities	143,486	222,037
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2018 and 2017 respectively. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A and Class B stock; Class A stock 60,000,000 shares and 25,000,000 shares authorized at March 31, 2018 and 2017 respectively; 36,261,975 and 11,841,983 shares issued and 34,948,139 and 11,841,983 shares outstanding at March 31, 2018 and 2017, respectively; zero Class B stock authorized and outstanding at March 31, 2018 and 1,241,000 Class B stock authorized and zero shares outstanding at March 31, 2017.	35	12
Additional paid-in capital	366,223	287,393
Treasury stock, at cost; 1,313,836 Class A common shares at March 31, 2018.	(11,603)	—
Accumulated deficit	(379,225)	(360,415)
Accumulated other comprehensive loss	(38)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(21,049)	(69,489)
Deficit attributable to noncontrolling interest	(1,255)	(1,214)
Total deficit	(22,304)	(70,703)
Total liabilities and deficit	$121,182	$151,334
See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2018	2017
Revenues	$67,683	$90,394
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	19,523	25,121
Selling, general and administrative	28,454	23,776
Provision for doubtful accounts	991	1,213
Restructuring expenses	—	87
Depreciation and amortization of property and equipment	12,412	27,722
Amortization of intangible assets	5,580	5,718
Total operating expenses	66,960	83,637
Income from operations	723	6,757
Interest income	57	73
Interest expense	(14,250)	(19,068)
Debt conversion expense and loss on extinguishment of notes payable	(4,504)	(5,415)
Gain on termination of capital lease	—	2,535
Other (expense) income, net	(277)	31
Change in fair value of interest rate derivatives	157	142
Loss from operations before income taxes	(18,094)	(14,945)
Income tax expense	(401)	(252)
Net loss	(18,495)	(15,197)
Net loss attributable to noncontrolling interest	41	68
Net loss attributable to controlling interests	(18,454)	(15,129)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(18,810)	$(15,485)

Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.81)	$(1.92)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	23,104,811	8,049,160

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2018	2017
Net loss	$(18,495)	$(15,197)
Other comprehensive income: foreign exchange translation	—	26
Comprehensive loss	(18,495)	(15,171)
Less: comprehensive loss attributable to noncontrolling interest	41	68
Comprehensive loss attributable to controlling interests	$(18,454)	$(15,103)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2016	7	3,559	7,977,861	9	(277,244)	(2,839)	269,941	(342,448)	$(64)	(71,842)	(1,185)	(73,027)
Foreign exchange translation	—	—	—	—	—	—	—	—	26	26	—	26
Issuance of common stock for third-party professional services	—	—	419,838	—	—	—	342	—	—	342	—	342
Issuance of shares for CEO retention bonus	—	—	125,000	—	—	—	250	—	—	250	—	250
Amortization of stock based compensation issued to Board of Directors	—	—	—	—	—	—	272	—	—	272	—	272
Common stock issued in connection with induced conversion of Convertible Notes	—	—	1,297,756	1	—	—	14,279	—	—	14,280	—	14,280
Issuance of restricted stock awards	—	—	1,054,865	1	—	—	(1)	—	—	—	—	—
Issuance of common stock in connection with Second Secured Lien Notes	—	—	751,450	1	—	—	1,055	—	—	1,056	—	1,056
Issuance of warrants in connection with Second Secured Lien Notes	—	—	—	—	—	—	107	—	—	107	—	107
Stock-based compensation	—	—	—	—	—	—	804	—	—	804	—	804
Extension of terms in connection with Sageview Warrants	—	—	—	—	—	—	345	—	—	345	—	345
Preferred stock dividends paid with common stock	—	—	215,213	—	—	—	356	(356)	—	—	—	—
Re-issuance of treasury stock in connection with convertible notes exchange transaction					277,244	2,839	(357)	(2,482)	—	—	—	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	39	39
Net loss	—	—	—	—	—	—	—	(15,129)	$—	(15,129)	(68)	(15,197)
Balances as of March 31, 2017	7	$3,559	11,841,983	$12	—	$—	$287,393	$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)

See accompanying Notes to Consolidated Financial Statements

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2017	7	$3,559	11,841,983	$12	—	$—	$287,393		$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)
Issuance of common stock for third-party professional services	—	—	686,641	1	—	—	875		—	—	876	—	876
Common stock issued in connection with conversion of Convertible Notes	—	—	3,536,783	3	—	—	34,285		—	—	34,288	—	34,288
Forfeitures of restricted stock awards, net of issuances	—	—	(27,673)	—	—	—	—		—	—	—	—	—
Issuance of common stock in connection with the stock purchase agreement with Bison, net	—	—	19,666,667	20	—	—	28,011		—	—	28,031	—	28,031
Issuance of common stock in connection with debt instruments	—	—	333,333	—	—	—	500		—	—	500	—	500
Issuance of warrants in connection with Bison, net	—	—	—	—	—	—	1,084		—	—	1,084	—	1,084
Stock-based compensation	—	—	—	—	—	—	2,279		—	—	2,279	—	2,279
Preferred stock dividends paid with common stock	—	—	224,241	—	—	—	356		(356)	—	—	—	—
Treasury stock in connection with taxes withheld from employees	—	—	(134,698)	—	134,698	(163)	—		—	—	(163)	—	(163)
Treasury stock in connection with settlement of structured stock repurchase	—	—	(1,179,138)	(1)	1,179,138	(11,440)	11,440		—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—		(18,454)	—	(18,454)	(41)	(18,495)
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	—	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,495)	$(15,197)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	17,992	33,440
Gain on termination of capital lease	—	(2,535)
Loss on write-off of property and equipment	64	—
Amortization of debt issuance costs included in interest expense	2,035	2,688
Provision for doubtful accounts	991	1,213
Provision for inventory (recovery) reserve	(392)	376
Stock-based compensation and expenses	2,279	1,726
Change in fair value of interest rate derivatives	157	142
Accretion and PIK interest expense added to note payable	1,303	1,034
Debt conversion expense and loss on extinguishment of notes payable	4,504	5,415
Changes in operating assets and liabilities:
Accounts receivable	14,870	(2,186)
Inventory	737	511
Unbilled revenue	(1,144)	(85)
Prepaid and other assets	2,934	1,873
Accounts payable and accrued expenses	(3,316)	5,932
Deferred revenue	(2,122)	(2,648)
Net cash provided by operating activities	22,397	31,699
Cash flows from investing activities:
Purchases of property and equipment	(925)	(481)
Purchases of intangible assets	(6)	(5)
Net cash used in investing activities	(931)	(486)
Cash flows from financing activities:
Payments of notes payable	(41,729)	(53,088)
Net repayments under revolving credit agreement	(11,372)	(2,328)
Proceeds from issuance of notes payable	10,000	5,525
Repurchase of Class A common stock	(163)	—
Net proceeds from issuance of common stock	28,031	—
Principal payments on capital leases	(66)	(224)
Payments of debt issuance costs	(781)	(2,035)
Capital contributions from noncontrolling interest	—	39
Change in restricted cash balances	—	7,983
Net cash used in financing activities	(16,080)	(44,128)
Net change in cash and cash equivalents	5,386	(12,915)
Cash and cash equivalents at beginning of year	12,566	25,481
Cash and cash equivalents at end of year	$17,952	$12,566

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Beginning in December 2015, certain of our Phase I Deployment Systems began to reach the conclusion of their deployment payment period with certain distributors and, therefore, VPF revenues ceased to be recognized on such digital cinema equipment (the “Systems”), related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2018, all of the systems in our Phase I Deployment segment had ceased to earn a significant portion of VPF revenue from these certain distributors. We will continue to earn VPF revenue from other distributors and ancillary revenue from the Phase I Deployment Systems through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements.

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

Liquidity

We have incurred consolidated net losses of $18.5 million and $15.2 million for the years ended March 31, 2018 and 2017, respectively. We have an accumulated deficit of $379.2 million as of March 31, 2018.  In addition, we have significant debt related contractual obligations for the year ended March 31, 2018 and beyond.

We continue to expect cash flows from our Phase I and Phase II deployment operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations. As of March 31, 2018, we had approximately $40.2 million of outstanding debt principal that relates to, and is serviced by, our digital cinema business and is non-recourse to us. As of March 31, 2018, we also had approximately $33.8 million of outstanding debt principal that is a part of our Content & Entertainment and Corporate segments.

On November 1, 2017, in connection with the Stock Purchase Agreement (the "Stock Purchase Agreement") with Bison Entertainment Investment Limited, an affiliate of Bison Capital Holding Company Limited (“Bison”), we sold 20,000,000 shares of our Class A Common Stock for an aggregate purchase price of $30.0 million, of which 19,666,667 shares were sold to Bison, and 333,333 shares were sold to the CEO of the Company. As a result of the of the transactions described above, Bison became a majority shareholder of the outstanding Class A Common Stock and designated two (2) nominees of the Company’s
Board of Directors, the size of which is set at seven (7) members. During the year ended March 31, 2018, we consummated exchange agreements with holders of substantially all of our remaining 5.5% Convertible Notes due 2035 ("Convertible Notes"), whereby $50.6 million principal amount of the Convertible Notes were exchanged for a combination of $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million of Second Lien Notes. The Convertible Notes were immediately retired.

The Second Lien Loan Agreement matures on June 30, 2019. The Company's current plan is to obtain additional capital from Bison for final payment of the outstanding balance on the maturity date. See Note 5 - Notes Payable.

Bison Note Payable

In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and Media Group, another affiliate of Bison Capital Holding Company Limited, pursuant to which the Company borrowed $10.0 million (the “Loan”). The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Loan will be used for working capital and general corporate purposes. As part of this Loan, the Company also issued warrants to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

The Loan, Guaranty and Security Agreement with East West Bank

On March 30, 2018, Cinedigm Corp. (the “Company”) entered into a Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and among the Company, East West Bank (“EWB”) and the Guarantors named therein, which are certain subsidiaries of the Company (the “Loan Agreement”). The Loan Agreement provides for a credit facility (the “Credit Facility”) consisting of a maximum of $19.0 million in revolving loans at any one time outstanding and having a maturity date of March 31, 2020, which may be extended for two successive periods of one year each at the sole discretion of EWB so long as certain conditions are met. See Note 5 - Notes Payable.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2018, (ii) retirement of the full outstanding amount of Convertible Notes, (iii) the equity and debt financings during the year ended March 31, 2018, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least a year after these consolidated financial statements are issued. Our capital requirements will depend on many factors, and we may need use capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated lives and valuation allowances for income taxes. Actual results could differ from these estimates.

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

UNBILLED AND DEFERRED REVENUE

Unbilled revenue represents amounts recognized as revenue for which invoices have not yet been sent to clients. Deferred revenue represents amounts billed or payments received for which revenue has not yet been earned.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $3.6 million for the years ended March 31, 2018 and 2017.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction during the fiscal year ended March 31, 2013 to limit our exposure to interest rates on the Prospect Loan which . matured March 31, 2018. We have not sought hedge accounting treatment for the interest rate cap and therefore, changes in its value are recorded in the consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of March 31, 2018 and 2017:

(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the consolidated balance sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. At March 31, 2018 and 2017, the estimated fair value of our fixed rate debt approximated its carrying amount. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted cash flows is less than the total carrying value of the assets, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the fiscal years ended March 31, 2018 and 2017, no impairment charge was recorded for long-lived assets or finite-lived assets.

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

We are permitted to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing a quantitative impairment test, whereby the fair value of a reporting unit is compared with its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

In determining fair value of the Content and Entertainment ("CEG") reporting unit, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the goodwill impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on internal projections of adjusted EBITDA for the CEG reporting unit. For the year ended March 31, 2018 and 2017, we assumed a market-based weighted average cost of capital of 19% and 17%, respectively, to discount cash flows for our CEG segment and used a blended federal and state tax rate of 20% as of March 31, 2018 and 40% as of March 31, 2017. Based on such assumptions, the estimated fair value of the CEG reporting unit as calculated for goodwill testing purposes exceeded its carrying value, and therefore there was no goodwill impairment charge for the years ended March 31, 2018 and 2017.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Net goodwill at March 31, 2018 and 2017	$8,701

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

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.”  At this time, we cannot estimate the timing or probability of the achievement of cost recoupment. Beginning in December 2018, certain Phase 2 DC Systems will have reached the conclusion of their deployment payment period, subject to earlier achievement of cost recoupment. In accordance with existing agreements with distributors, VPF revenues will cease to be recognized on such Systems. Because the Phase II deployment installation period ended in December 2012, a majority of the VPF revenue associated with the Phase II systems will end by December 2022 or earlier if cost recoupment is achieved.

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

Services

Exhibitors who purchased and own Systems using their own financing in the Phase II Deployment paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party (See Note 4 - Other Interests), upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG's participation in box office receipts is recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third-party feature movies’ or alternative content’s theatrical release date.

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

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2018 and 2017, we recorded advertising costs of $0.03 million and $0.1 million, respectively.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2018	2017
Direct operating	$60	$10
Selling, general and administrative	2,219	1,716
Total stock-based compensation expense	$2,279	$1,726

No restricted shares were awarded during the fiscal year ended March 31, 2018. There were 1,055,465 restricted shares awarded to employees during the fiscal year ended March 31, 2017.

There were 174,942 and 129,066 shares awarded to the board of directors for the fiscal year ended March 31, 2018 and 2017, respectively.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic and diluted net loss per common share attributable to common shareholders =	Net loss attributable to common shareholders
Weighted average number of common stock shares outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares to be repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit are considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of March 31, 2017 and therefore excludes 1,179,138 shares. During the year ended March 31, 2018, the Company settled these shares and have included them in the calculation of weighted average shares outstanding for the year ended March 31, 2018.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the fiscal years ended March 31, 2018 and 2017 and therefore, the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 2,890,824 shares and 1,416,677 shares, were excluded from the computation of net loss per share for the fiscal years ended March 31, 2018 and 2017, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2018 and 2017, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") as No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018. The Company adopted this guidance and it did not have an impact on the Company's consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. We made an early adoption for the year ended March 31, 2018. The adoption of this guidance did not to have a material impact on the Company’s consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The Company adopted this guidance on January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable we would be required to apply the amendments prospectively as of the earliest date possible. This guidance did not have a material impact on the Company's consolidated statement of financial position or financial statement disclosures.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) ("ASU 2016-18")". ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and the end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a retrospective adoption method and early adoption is permitted. The Company intends to adopt this guidance for its fiscal year ending March 31, 2019.
In May 2014, the FASB issued new accounting guidance on revenue recognition. The new standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace all existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date to January 1, 2018, with early adoption beginning January 1, 2017. In 2016, the FASB issued additional guidance to clarify the implementation guidance. During the fourth quarter, the Company completed its evaluation of the new standard and concluded that revenue recognition will remain materially consistent with the Company’s current revenue recognition policies. The Company adopted the provisions of this guidance on April 1, 2018 using the modified retrospective approach under which prior years data is not recast. The adoption of this guidance did not have a material impact on the Company’s opening accumulated deficit.

3.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2018	2017
Trade receivables	$41,188	$56,298
Allowance for doubtful accounts	(3,060)	(2,690)
Total accounts receivable, net	$38,128	$53,608

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2018	2017
Non-trade accounts receivable, net	$4,459	$3,387
Advances	4,485	8,119
Due from producers	318	1,006
Prepaid insurance	480	164
Other prepaid expenses	755	808
Total prepaid and other current assets	$10,497	$13,484

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2018	2017
Leasehold improvements	$268	$816
Computer equipment and software	3,859	4,374
Digital cinema projection systems	360,633	360,651
Machinery and equipment	553	592
Furniture and fixtures	151	384
	365,464	366,817
Less - accumulated depreciation and amortization	(343,981)	(333,679)
Total property and equipment, net	$21,483	$33,138

Total depreciation and amortization of property and equipment was $12.4 million and $27.7 million for the years ended March 31, 2018 and 2017, respectively. Amortization of capital leases included in depreciation and amortization of property and equipment was $0.2 million and $0.3 million for the years ended March 31, 2018 and 2017, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$121	$(112)	$9	3
Customer relationships and contracts	21,969	(11,260)	10,709	3-15
Theatre relationships	550	(435)	115	10-12
Content library	19,767	(15,947)	3,820	5-6
Favorable lease agreement	1,193	(1,193)	—	4
	$43,600	$(28,947)	$14,653

	As of March 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$116	$(107)	$9	3
Customer relationships and contracts	21,968	(9,154)	12,814	3-15
Theatre relationships	550	(390)	160	10-12
Content library	19,767	(12,523)	7,244	5-6
Favorable lease agreement	1,193	(1,193)	—	4
	$43,594	$(23,367)	$20,227

Amortization expense related to intangible assets was $5.6 million and $5.7 million for the years ended March 31, 2018 and 2017, respectively. We did not record any impairment charge for intangible assets during the years ended March 31, 2018 and 2017.

Based on identified intangible assets that are subject to amortization as of March 31, 2018, we expect future amortization expense for each period to be as follows:

(In thousands) Fiscal years ending March 31,
2019	$5,528
2020	2,505
2021	2,106
2022	1,112
2023	645
Thereafter	2,757
Total	$14,653

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2018	2017
Accounts payable	$35,032	$33,069
Participations and royalties payable	25,788	32,399
Accrued compensation and benefits	2,276	1,059
Accrued taxes payable	352	619
Interest payable	130	1,357
Accrued restructuring and transition expenses	505	44
Accrued other expenses	5,142	5,132
Total accounts payable and accrued expenses	$69,225	$73,679

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

As of March 31, 2018 and 2017, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivables were $0.4 million as of March 31, 2018 and 2017, respectively, which are included within our accounts receivable, net on the accompanying consolidated balance sheets.

During the years ended March 31, 2018 and 2017, we received $1.2 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying consolidated statements of operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2018 and 2017 was $26.3 million and $18.7 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and accordingly, our investment in CDF2 Holdings is carried at $0 as of March 31, 2018 and 2017.

Majority Interest in CONtv

We own 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2018		As of March 31, 2017
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$39,710	$—	$54,656
KBC Facilities	154	—	5,744	2,890
P2 Vendor Note	336	—	227	181
P2 Exhibitor Notes	22	—	85	22
Total non-recourse notes payable	512	39,710	6,056	57,749
Less: Unamortized debt issuance costs and debt discounts	—	(2,140)	—	(2,701)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$512	$37,570	$6,056	$55,048

Bison note payable	$—	$10,000	$—	$—
5.5% Convertible Notes Due 2035	—	—	—	50,571
Second Secured Lien Notes	—	10,560	—	9,165
Cinedigm Revolving Loans	—	—	19,599	—
Credit Facility	—	8,227	—	—
2013 Notes	5,000	—	—	5,000
Total recourse notes payable	$5,000	$28,787	$19,599	$64,736
Less: Unamortized debt issuance costs and debt discounts	(225)	(3,352)	—	(5,340)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$4,775	$25,435	$19,599	$59,396
Total notes payable, net of unamortized debt issuance costs	$5,287	$63,005	$25,655	$114,444

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the consolidated balance sheets, totaled and as of March 31, 2018 and 2017, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2018 and 2017, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the consolidated balance sheets.

The Prospect Loan matures on March 31, 2021 and may be accelerated upon a change in control (as defined in the agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon insolvency of DC Holdings. The Bison transaction did not accelerate the maturity date. We are permitted to pay the full outstanding balance of the Prospect Loan at any time after the second anniversary of the initial borrowing, subject to the following prepayment penalties:

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2018	2017
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(35,068)	(20,122)
Prospect Loan, net	$39,710	$54,656
Less current portion	—	—
Total long term portion	$39,710	$54,656

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal year ended March 31, 2018. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	March 31, 2018	March 31, 2017
1	22,336	3.75%	September 2018	$—	$3,758
3	11,425	3.75%	March 2019	154	3,264
4	6,450	3.75%	December 2018	—	1,612
	$40,211			$154	$8,634

1.	For each facility, principal is to be repaid in twenty-eight quarterly installments.

2.	Each of the facilities bears interest at the three-month LIBOR rate, which was 2.32% at March 31, 2018, plus the interest rate noted above.

Credit Facility and Cinedigm Revolving Loans

On March 30, 2018, the Company entered into a Credit Facility with EWB for a maximum of $19.0 million in revolving loans outstanding at any one time and a maturity date of March 31, 2020, which may be extended for two successive one-year periods at the sole discretion of the lender, subject to certain conditions.

Interest under the Credit Facility is due monthly at a rate elected by the Company of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by the lender.

On March 30, 2018, the Company borrowed $8.2 million on the Credit Facility. The proceeds from this credit facility were used to pay the $7.8 million outstanding principal and accrued interest of the Cinedigm Revolving Loan.

Availability under the Credit Facility as of March 31, 2018 is $9.8 million.

Bison Note Payable

As discussed in Note 1 - Nature of Operations and Liquidity, the Company entered into a Loan with Bison for $10 million and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants. The warrants were recorded as debt issuance costs.

The Loan was made in accordance with the Stock Purchase Agreement between the Company and Bison entered into on June 29, 2017. The Loan matures on June 28, 2021 and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity.

Convertible Notes

On April 29, 2015, we issued $64.0 million aggregate principal amount of unsecured senior convertible notes payable (the "Convertible Notes") that bear interest at a rate of 5.5% per year, payable semiannually.

On July 10, 2017, we entered into exchange agreements (the “Exchange Agreements”) with holders of the remaining Convertible Notes representing approximately 99% of the outstanding principal amount, pursuant to which $50.6 million of the Convertible Notes were surrendered by such holders in exchange for $17.6 million cash, 3,536,783 shares of Class A Common Stock and $1.5 million in second lien notes under the Loan Agreement during the year ended March 31, 2018. As a result of the exchanges, we recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million for the year ended March 31, 2018. For the year ended March 31, 2017, $5.4 million of debt conversion expense and loss on extinguishment was recognized on the conversion of $13.4 million of Convertible Notes.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to $15.0 million, subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2018, we borrowed an aggregate principal amount of $1.5 million under the Loan Agreement and had an outstanding balance of $10.5 million as of March 31, 2018. The Loan Agreement matures on June 30, 2019 and bears interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to prorata adjustments. As of March 31, 2018, we have issued 906,450 shares of Class A common stock cumulatively under the Loan Agreement. The Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Loan Agreement. The Loan Agreement was amended on August 4, 2016, October 7, 2016, and March 31, 2017 to facilitate subsequent borrowing transactions and clarify certain terms of the shares issuable in connection with the loans.
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

Zvi Rhine, a member of our Board of Directors, is a holder of $0.5 million of the 2013 Notes as of March 31, 2018 and 2017.

The aggregate principal repayments on our notes payable, including anticipated PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2019	$5,512
2020	18,789
2021	39,704
2022	10,000
$74,005

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

On October 31, 2017, the Company filed a Fifth Amended and Restated Certificate of Incorporation, pursuant to which (i) the number of shares of Class A common stock authorized for issuance was increased to 60,000,000 shares, (ii) share transfer restrictions under Article Fourth were eliminated and (iii) two inactive classes of capital stock, the Class B common stock and the Series B Junior Participating preferred stock, were eliminated.
On November 1, 2017, in connection with the Stock Purchase Agreement with Bison, we sold 19,666,667 shares of our Class A common stock to Bison, and as a result Bison became a majority shareholder of the outstanding Class A common stock.

On November 1, 2017, Christopher J. McGurk entered into a Stock Purchase Agreement with the Company (the “McGurk SPA”) pursuant to which, in connection with the transactions under the Bison Agreement, Mr. McGurk purchased 333,333 shares of Common Stock at a price of $1.50 per share, which was paid by the cancellation of $500,000 principal amount under the Loan Agreement.

During the year ended March 31, 2018, we issued 4,780,998 shares of Class A common stock in exchange for Convertible Notes and Second Lien Loans, as compensation to the board of directors, as payment of preferred stock dividends, as settlement of an obligation to a content provider, and as awards to employees. See Note - 8 Supplemental Cash Flow
Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock at March 31, 2018 and 2017 were $0.1 million. In April 2018, we paid preferred stock dividends accrued at March 31, 2018 in the form of 64,194 shares of our Class A common stock.

TREASURY STOCK

In November 2017, the Company consummated the transactions contemplated by the Stock Purchase Agreement which accelerated the vesting of all its outstanding unvested equity awards. As a result, 134,698 shares of vested restricted stock were surrendered to the Company by employees in payment for withholding taxes, and were placed in treasury and are no longer outstanding.

In connection with the sale of the Convertible Notes in April 2015, the Company and a financial institution (the "Forward Counterparty") which is one of the lenders under our credit agreement, entered into a privately negotiated forward stock purchase transaction, pursuant to which we paid $11.4 million to purchase 1,179,138 shares of our Class A common stock for settlement at any time prior to the fifth year anniversary of the issuance date of the notes. These shares were settled in full during the year ended March 31, 2018 and moved these share amounts from additional paid in capital to treasury shares.
These shares are no longer outstanding.

CINEDIGM’S EQUITY INCENTIVE PLAN

Stock Based Compensation Awards

Awards issued under our Second Amended and Restated 2000 Equity Incentive Plan, as amended (the "2000 Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A common stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A common stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the transactions pursuant to the Stock Purchase Agreement, as a result of which there was a change of control of the Company, all outstanding unvested stock options (incentive and non-statutory) and shares of restricted stock vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants.

At the August 31, 2017 Annual Meeting, the stockholders of the Company approved the 2017 Equity Incentive Plan (the "2017 Plan”), the Company’s new equity incentive plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,098,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan. No awards were granted under the 2017 Plan during the year ended March 31, 2018.

The following table summarizes the activity of the 2000 Plan related to shares issuable pursuant to outstanding options:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at March 31, 2016	362,272	$16.50
Canceled	(16,657)	22.08
Balance at March 31, 2017	345,615	16.50
Forfeited	(750)	15.03
Canceled	(6,550)	42.49
Balance at March 31, 2018	338,315	15.57

An analysis of all options outstanding under the 2000 Plan as of March 31, 2018 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$6.00 - $13.70	34,499	4.70	10.64	—
$14.00 - $24.40	271,316	5.13	14.78	—
$24.60 - $50.00	32,500	5.55	27.38	—
	338,315			$—

An analysis of all options exercisable under the 2000 Plan as of March 31, 2018 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
1,221,377	5.13	$15.58	$—

Restricted Stock Awards

There were no restricted shares granted for the year end March 31, 2018. During the year ended March 31, 2017, we granted 1,055,465 shares of restricted Class A common stock to employees at a weighted average market price per share of $1.81, all of which were fully vested as of March 31, 2018.

STOCK OPTIONS ISSUED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN
In October 2013, we issued options outside of the 2000 Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A common stock at an exercise price of $17.50 per share. As of March 31, 2018, 40,500 of such options remained outstanding, were fully vested and will expire in October 2023.

In December 2010, we issued options to purchase 450,000 shares of Class A common stock outside of the 2000 Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of March 31, 2018, all such options remained outstanding.

WARRANTS

The following table presents information on outstanding warrants to purchase shares of our Class A common stock as of March 31, 2018. All of the outstanding warrants are fully vested and exercisable.

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

The Warrants issued to Bison have a 5-year term and are immediately exercisable at $1.80 per share. The Warrants contain certain anti-dilution adjustments. The Company valued the Warrants at $1.1 million, on a relative fair value basis, using Black-Scholes Option Pricing Model assuming a 5-year life, a risk-free rate of interest of 2.2% and an expected volatility of 74.3%. These Warrants were recorded as debt issuance costs.

7.	COMMITMENTS AND CONTINGENCIES

LEASES

Our capital lease obligations primarily related to computer equipment. On October 28, 2016, we entered into an agreement to fully terminate our lease obligation on the Pavilion Theater, a facility that was accounted for as a capital lease and for which we were considered the primary obligor. Contemporaneously, we also terminated a sublease agreement that we had with the tenant of the Pavilion Theater. As a result of the lease termination, we wrote off the property and equipment and capital lease obligation related to the facility and recognized a gain on the transaction of $2.5 million for the year ended March 31, 2017.
We also operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. As of March 31, 2018, obligations under non-cancelable operating leases are due as follows (dollars in thousands):

Fiscal years ending March 31,
2019	$990
2020	1,069
2021	1,110
2022	693
$3,862

Rent expense, included in selling, general and administrative expenses in our consolidated statements of operations, was $1.1 million and $1.7 million for the years ended March 31, 2018 and 2017, respectively.

During the year ended March 31, 2017, the Company terminated an operating lease on its corporate office space in Century City, California and relocated its offices to Sherman Oaks, California.  The Company recorded an obligation in connection with the termination of the operating lease, which is reported as other long-term liabilities on the consolidated balance sheets.  The obligation terminates in March 2022.

On April 10, 2017, we entered into lease agreements for new office space in New York City, which timing coincided with the termination of our previous New York City office lease. The new agreements commenced on July 1, 2017 and initially required minimum lease payments of $33 thousand with customary escalation clauses over the course of the contract which terminates in April 2021.

LEGAL PROCEEDINGS

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2018	2017
Cash interest paid	$13,888	$16,464
Income taxes paid	402	322
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	356	356
Issuance of Class A common stock for settlement of an obligation to a vendor	867	—
Issuance of Class A common stock and warrants to purchase Class A common stock in connection with Second Secured Lien Notes	—	1,163
Issuance of Class A common stock and warrants to purchase Class A common stock in exchange for Convertible Notes	—	14,279
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	1,462	3,500
Issuance of warrants in connection with debt instruments	1,084	—
Issuance of Class A common stock in exchange for the CEO's Second Lien Loans	500	—

9.	SEGMENT INFORMATION

We operate in four reportable segments: Phase I Deployment, Phase II Deployment, Services and CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed, and the criteria used by our Chief Operating Decision Maker to evaluate performance, which is generally the segment’s operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Phase I Deployment
Financing vehicles and administrators for 3,717 Systems installed nationwide in Phase 1 DC's deployment to theatrical exhibitors. We retain ownership of the Systems and the residual cash flows related to the Systems after the repayment of all non-recourse debt at the expiration of exhibitor, master license agreements. As of March 31, 2018, we are no longer earning a significant portion of VPF revenues from certain major studios on all such systems.

Phase II Deployment
Financing vehicles and administrators for our 7,903 Systems installed domestically and internationally, for which we retain no ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

Services
Provides monitoring, collection, verification and other management services to our Phase I Deployment, Phase II Deployment, CDF2 Holdings, as well as to exhibitors who purchase their own equipment. Services also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors.

Content & Entertainment
Leading distributor of independent content and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

One (1) customer represented more than 10% of our consolidated revenues for fiscal year ended March 31, 2018.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$115	$—	$11,144	$37,570	$—	$—
Phase II Deployment	—	—	41,001	512	—	—
Services	—	—	1,282	—	—	—
Content & Entertainment	14,529	8,701	58,313	—	—	—
Corporate	9		9,442	—	30,210
Total	$14,653	$8,701	$121,182	$38,082	$30,210	$—

	As of March 31, 2017
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Capital Leases
Phase I Deployment	$160	$—	$15,118	$51,955	$—	$—
Phase II Deployment	—	—	48,461	9,149	—	—
Services	—	—	1,052	—	—	—
Content & Entertainment	20,057	8,701	79,911	—	—	8
Corporate	10	—	6,792	—	78,995	58
Total	$20,227	$8,701	$151,334	$61,104	$78,995	$66

	Statements of Operations
	For the Fiscal Year Ended March 31, 2018
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$16,782	$11,863	$8,932	$30,106	$—	$67,683
Direct operating (exclusive of depreciation and amortization shown below)	1,098	390	38	17,997	—	19,523
Selling, general and administrative	378	369	1,008	16,715	9,984	28,454
Allocation of corporate overhead	—	—	1,604	3,409	(5,013)	—
Provision for doubtful accounts	480	511	—	—	—	991
Depreciation and amortization of property and equipment	4,167	7,523	—	443	279	12,412
Amortization of intangible assets	46	—	—	5,528	6	5,580
Total operating expenses	6,169	8,793	2,650	44,092	5,256	66,960
Income (loss) from operations	$10,613	$3,070	$6,282	$(13,986)	$(5,256)	$723

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$36	$24	$—	$60
Selling, general and administrative	—	—	14	817	1,388	2,219
Total stock-based compensation	$—	$—	$50	$841	$1,388	$2,279

	Statements of Operations
	For the Fiscal Year Ended March 31, 2017
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$32,068	$12,538	$11,611	$34,177	$—	$90,394
Direct operating (exclusive of depreciation and amortization shown below)	1,052	388	10	23,671	—	25,121
Selling, general and administrative	544	228	798	15,812	6,394	23,776
Allocation of corporate overhead	—	—	1,581	3,583	(5,164)	—
(Benefit) provision for doubtful accounts	737	209	—	267	—	1,213
Restructuring expenses	—	—	—	509	(422)	87
Depreciation and amortization of property and equipment	19,263	7,523	—	273	663	27,722
Amortization of intangible assets	46	—	—	5,663	9	5,718
Total operating expenses	21,642	8,348	2,389	49,778	1,480	83,637
Income (loss) from operations	$10,426	$4,190	$9,222	$(15,601)	$(1,480)	$6,757

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$10	$—	$—	$10
Selling, general and administrative	—	—	4	289	1,423	1,716
Total stock-based compensation	$—	$—	$14	$289	$1,423	$1,726

The following table presents the results of our operating segments for the three months ended March 31, 2018:

	Statements of Operations
	For the Three Months Ended March 31, 2018
	(Unaudited)
	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Revenues	$3,903	$3,018	$2,382	$8,370	$—	$17,673
Direct operating (exclusive of depreciation and amortization shown below)	210	106	—	4,737	—	5,053
Selling, general and administrative	(142)	104	240	4,197	2,231	6,630
Allocation of corporate overhead	—	—	394	837	(1,231)	—
Provision for doubtful accounts	(880)	288	—	3	—	(589)
Restructuring expenses	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Depreciation and amortization of property and equipment	66	1,881	—	201	49	2,197
Amortization of intangible assets	12	—	—	1,381	2	1,395
Total operating expenses	(734)	2,379	634	11,356	1,051	14,686
Income (loss) from operations	$4,637	$639	$1,748	$(2,986)	$(1,051)	$2,987

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Phase I	Phase II	Services	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—	$—	$—
Selling, general and administrative	—	—	—	—	65	65
Total stock-based compensation	$—	$—	$—	$—	$65	$65

10.RESTRUCTURING EXPENSES

During the year ended March 31, 2017, we completed a strategic assessment of resource requirements within our Content & Entertainment and Corporate reporting segments to better align our cost structure with anticipated revenues.
The following table presents a roll forward of restructuring, transition and acquisition expenses and related liability balances:

(In thousands)
Amount accrued as of March 31, 2016	$505
Costs incurred	87
Amounts paid/adjustments	(548)
Amount accrued as of March 31, 2017	44
Costs incurred	—
Amounts paid/adjustments	(44)
Amount accrued as of March 31, 2018	$—

11.	INCOME TAXES

The following table presents the components of income tax expense:

	For the Fiscal Year Ended March 31,
(In thousands)	2018	2017
Federal:
Current	$(4)	$(140)
Deferred	—	—
Total federal	(4)	(140)
State:
Current	405	392
Deferred	—	—
Total state	405	392
Income tax expense	$401	$252

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2018		2017
Deferred tax assets:
Net operating loss carryforwards	$6,680		$98,232
Stock-based compensation	1,993		2,742
Intangibles	5,918		8,100
Accrued liabilities	1,332	1,332	1,765
Allowance for doubtful accounts	852	852	1,075
Capital loss carryforwards	3,009		4,454
Other	648		457
Total deferred tax assets before valuation allowance	20,432		116,825
Less: Valuation allowance	(15,880)		(106,718)
Total deferred tax assets after valuation allowance	$4,552		$10,107
Deferred tax liabilities:
Depreciation and amortization	$(4,552)		$(10,107)
Intangibles	—		—
Total deferred tax liabilities	(4,552)		(10,107)
Net deferred tax	$—		$—

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the year ended March 31, 2018, approximately $233.5 million of our net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with the consummation in November 2017 of the transactions under the Stock Purchase Agreement with Bison. It is estimated that approximately $209.0 million of our net operating losses will not be able to be utilized because of the ownership change. As a result of the ownership change, we reduced our gross deferred tax assets and valuation allowance by $81.9 million as of March 31, 2018, which has no impact on our consolidated financial statements for the year ended March 31, 2018. Net operating losses of approximately $3.7 million, which were generated since November 2017, are currently not subject to an annual limitation under Section 382. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

During the year ended March 31, 2018, we realized approximately $26.2 million of cancellation of indebtedness income for tax purposes, which is excluded from taxable income under the provisions of Internal Revenue Code Section 108. In connection with the exclusion, we reduced our net operating losses by approximately $26.2 million. This gave rise to a reduction of approximately $10.2 million of our gross deferred tax assets and valuation allowance as of March 31, 2018, which has no impact on our consolidated financial statements for the year ended March 31, 2018.

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, we decreased our gross deferred tax assets by approximately $7.2 million which was offset by a corresponding decrease to the valuation allowance as of March 31, 2018, which has no impact on our consolidated financial statements for the year ended March 31, 2018. Additionally, the Company has an investment in a foreign subsidiary for which the cumulative earnings and profits of this entity was estimated to be negative.  Accordingly, the Company has not recorded a provisional amount for the transition tax enacted under the Act.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as they refine their estimates or complete their accounting of such tax effects.

We have provided a valuation allowance equal to our net deferred tax assets for the years ended March 31, 2018 and 2017. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. We decreased the valuation allowance by $90.8 million during the fiscal year ended March 31, 2018, primarily due to write-downs of the deferred tax assets due to a Section 382 ownership change limitation on the net operating losses, a Section 108 tax attribute reduction, and other decreases in the deferred tax assets related to changes in the tax rates due to the Act. We increased the valuation allowance by $2.4 million during the fiscal year ended March 31, 2017 due to increases in the deferred tax assets. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2018, we had Federal and state net operating loss carryforwards of approximately $24.3 million available in the United States of America ("US") and approximately $0.6 million in Australia to reduce future taxable income. The US federal and state net operating loss carryforwards will begin to expire in 2020. The Australian net operating loss carryforward does not expire.

At March 31, 2018, we had Federal and state capital loss carryforwards of approximately $11.4 million available to reduce future capital gains. The capital loss carryforwards were generated during the year ended March 31, 2014 and expire after the year ending March 31, 2019. During the year ended March 31, 2017, approximately $9.0 million of capital loss carryforwards that were generated during the year ended March 31, 2011, expired.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2018	2017
Provision at the U.S. statutory federal tax rate	30.8%	34.0%
State income taxes, net of federal benefit	9.0%	6.6%
Change in valuation allowance	501.8%	(19.2)%
Non-deductible expenses	(2.7)%	(11.6)%
Net operating loss decrease under IRC 382	(511.3)%	—%
Effect of tax reform	(40.2)%	—%
Expired capital loss carry forward	—%	(20.8)%
Losses from non-consolidated entities	10.0%	10.7%
Other	0.4%	(1.4)%
Income tax expense	(2.2)%	(1.7)%

We file income tax returns in the U.S. federal jurisdiction, various states and Australia. For federal income tax purposes, our fiscal 2015 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, our fiscal 2014 through 2018 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Australian tax purposes, fiscal tax years ended March 31, 2016 through 2018 are open for examination.

12.	SUBSEQUENT EVENTS

In June 2018, the Company and Christopher J. McGurk, our CEO, entered into an amendment to the Amended and Restated Employment Agreement, pursuant to which, among other things, the term of Mr. McGurk’s employment with the Company was extended through March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 61, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.
Peter C. Brown, 59, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Peng Jin, 42, has been a member of the Board since November 2017. Mr. Jin has been a managing partner of Bison Capital Holding Company Limited (“Bison”) since August 2014, and a director since March 2017. From 2008 to 2014, Mr. Jin served as a partner of Keystone Ventures. Mr. Jin is a designee of Bison in connection with the Stock Purchase Agreement (the “Bison Agreement”) dated as of June 29, 2017, by and between the Company and Bison Entertainment Investment Limited, a wholly owned subsidiary of Bison. Mr. Jin brings to the Board investment experience, including in the media industry, in the United States and in China.

Patrick W. O’Brien, 71, has been a member of the Board since July 2015. He currently serves as the Managing Director &
Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset
Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of LVI Liquidation Corp., Creative
Realities, Inc., and Fit Boom Bah. During the past five years, Mr. O’Brien served on the boards of ICPW Liquidation Trust and Merriman Holdings, Inc. Mr. O’Brien joined the Board as a designee of Ronald L.Chez pursuant to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto. He brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.

Zvi M. Rhine, 38, has been a member of the Board since July 2015. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. He was previously Vice President at The Hilco Organization from 2009 to 2012 and has also served in various roles at Boone Capital, Banc of America Securities and Piper Jaffray. Mr. Rhine also serves as the CFO and a director of Global Healthcare Real Estate Investment Trust. Mr. Rhine brings to the Board extensive experience in the securities industry.

Peixin Xu, 46, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the board of directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement. Mr. Xu brings to the Board investment experience, including in the media industry, in the United States and in China.
Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Jeffrey S. Edell, Chief Financial Officer, Gary S. Loffredo, President of Digital Cinema, General Counsel, Secretary, and William S. Sondheim, President of Cinedigm Entertainment Corp. Biographical information for Mr. McGurk is included above.
Jeffrey S. Edell, 60, joined the Company in June 2014 as Chief Financial Officer. Prior to this appointment, Mr. Edell was Principal Owner of the family office for Edell Ventures, a company he founded in 2009 to invest in and provide strategic support to innovators in the social media and entertainment arenas. Previously, Edell was President of DIC Entertainment, a publicly-listed entertainment company and the largest independent producer of kid-centric content in the world. Before that, Mr. Edell was Chairman of Intermix Media, the parent company of the social networking company MySpace, and CEO and President of Soundelux. Edell also obtained extensive financial, audit and reporting experience while working at KPMG, The Transamerica Group and DF & Co. Mr. Edell was also an Independent Producer of feature films and other content.
Gary S. Loffredo, 53, has been the Company’s President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company.
William S. Sondheim, 57, joined the Company in October 2013 and is President of Cinedigm Entertainment Corp., our Content and Entertainment division. From 2010 to October 2013, Mr. Sondheim was the President of Gaiam Inc. (“Gaiam”), a provider of information, goods and services to customers who value the environment, a sustainable economy, healthy lifestyles, alternative healthcare and personal development. He previously served as Gaiam’s President of Entertainment and Worldwide Distribution since April 2007. From 2005 until 2007, Mr. Sondheim was in charge of Global Dual Disc music format for Sony BMG, a recorded music company. Prior to 2005, Mr. Sondheim served as President of Retail at GoodTimes Entertainment, a home video company, and President of PolyGram Video at PolyGram Filmed Entertainment, a video distributor.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements in the Company’s Last Fiscal Year, except for Mr. O’Brien, who filed two Forms 4 late, and Messrs. Brown and Rhine, each of whom filed one Form 4 late, in all cases to disclose one transaction.

Code of Business Conduct and Ethics
We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigm.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Shareholder Communications
The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 45 West 36th Street, 7th Floor, New York, NY 10018, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.
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
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2018 (the “Last Fiscal Year”), the Board held seven (7) meetings, and the Board acted four (4) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and Nasdaq.
The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings. However, each of the current directors, who was then serving, attended the 2017 Annual Meeting of Stockholders.
The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.
Audit Committee
The Audit Committee consists of Messrs. Brown, O'Brien and Rhine. Mr. Rhine is the Chairman of the Audit Committee. The Audit Committee held three (3) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Rhine is financially literate, and Mr. Rhine is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Rhine is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown, Rhine, O’Connor and Rhine are considered “independent” under the rules of the SEC and Nasdaq.
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

Compensation Committee
The Compensation Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met two (2) times, and acted two (2) times by unanimous written consent in lieu of holding a meeting, during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Charter is available on the Company’s Internet website at www.cinedigm.com.
The Compensation Committee, when determining executive compensation (including under the executive compensation program, as discussed below under the heading Compensation Discussion and Analysis), evaluates the potential risks associated with the compensation policies and practices. The Compensation Committee believes that the Company’s compensation programs are designed with an appropriate balance of risk and reward in relation to the Company’s overall compensation philosophy and do not encourage excessive or unnecessary risk-taking behavior. In general, the Company compensates its executives in a combination of cash and stock options, although the Company has also granted restricted stock and restricted stock units. The stock options contain vesting provisions, typically of proportional annual vesting over a three- or four-year period which encourages the executives, on a long-term basis, to strive to enhance the value of such compensation as measured by the trading price of the Class A common stock. The Compensation Committee does not believe that this type of compensation encourages excessive or unnecessary risk-taking behavior. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. The Company intends to recapture compensation as required under the Sarbanes-Oxley Act. However, there have been no instances where it needed to recapture any compensation.
During the Last Fiscal Year, the Compensation Committee engaged Aon, a compensation consulting firm. The consultant met with the Compensation Committee multiple times during the Last Fiscal Year and provided guidance for cash and equity bonus compensation to executive officers and directors, which the Compensation Committee considered in reaching its determinations of such compensation. In addition, the consultant was available to respond to specific inquiries throughout the year.
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

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives and Compensation Program Overview
The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives and structure of our executive compensation program for our fiscal year ending March 31, 2018 (“Fiscal 2018”). This CD&A is intended to be read in conjunction with the tables beginning on page 51, which provide further historical compensation information for our following named executive officers (“NEOs”):

Name	Title
Christopher J. McGurk	Chairman and Chief Executive Officer
Jeffrey S. Edell	Chief Financial Officer
William Sondheim	President, Cinedigm Entertainment Corp.
Gary S. Loffredo	President, Digital Cinema, General Counsel and Secretary
Quick CD&A Reference Guide

Compensation Program Overview	Section I
Compensation Philosophy and Objectives	Section II
Pay Mix	Section III
Competitive Positioning	Section IV
Elements of Compensation	Section V
Additional Compensation Practices and Policies	Section VI

I.	Compensation Program Overview

As the Company has evolved, so too has the compensation program. Going forward, the Company is focused on improving both shareholder returns and its cash position. To help achieve this goal, the compensation program is intended to reward the Chief Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value and includes a formal performance-based Management Annual Incentive Plan (“MAIP”) based on predetermined, specific target award levels and performance metrics and goals. The MAIP is predicated on attaining goals that are critical to Cinedigm’s future success and is designed to reward the level of collaboration across divisions and segments required to achieve corporate financial goals. No MAIP bonuses were paid to the NEOs for Fiscal 2018.
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

Role of Consultant
The Compensation Committee has engaged Aon to provide guidance with respect to executive compensation, including bonuses, incentives and compensation for new hires.

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
The Cinedigm executive compensation peer group includes 16 companies with median revenues of $350 million including similar, but smaller, media/entertainment businesses, some technology/software companies, and some similar, but larger, media/entertainment businesses.
Current Peer Group

Avid Technology	Lions Gate Entertainment
Digimarc Corp.	National CineMedia
Digital River	Netflix Inc.
Dts Inc.	RealD Inc.
Harmonic Inc.	Rentrack Corp.
IMAX Corp.	Rovi Corp.
Leaf Group Ltd. (1)	Seachange International Inc.
Limelight Networks Inc.	Westwood One Inc. (2)

(1) The company was formerly known as Demand Media, Inc. and changed its name to Leaf Group Ltd. in November 2016.
(2) The company was formerly known as Dial Global, Inc. and changed its name to Westwood One, Inc. in September 2013.
In connection with the establishment of a new employment agreement for Chris McGurk, Aon provided compensation benchmark market data relative to other Chief Executive Officers based on the following two sources:
All Companies participating in Aon’s 2017 Total Compensation Measurement database with annual revenues less than $500 million and excluding Chain Restaurants (Median revenues equal to $230 million); and
2017 Proxy disclosures based on the following organizations from industry sectors similar to peer group companies listed above: Avid Technology, Brightcove Inc., Digimarc Corp., Dolphin Entertainment, Harmonic Inc., IMAX Corp., Leaf Group, Limelight Networks, National Cinemedia, RealNetworks Inc., RLJ Entertainment, and Seachange Intl (Median revenues equal to $142 million).

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
Base Salary
Base salaries are fixed compensation with the primary function of aiding in attraction and retention. These salaries are reviewed periodically, as well as at the time of a promotion, change in responsibilities, or when employment arrangements and/or agreements are renewed. Any increases are based on an evaluation of the previous year’s performance of the Company and the executive, the relative strategic importance of the position, market conditions, and competitive pay levels (though, as noted earlier, the Compensation Committee does not target a specific percentile or range). No Named Executive Officers received a salary increase during fiscal 2018.
Our NEO’s salaries will remain at current levels throughout the new fiscal year, with no salary increases planned, unless an increase is determined as a result of the negotiated renewal of a Named Executive’s employment arrangements.
Annual Incentive Awards
Commencing with the 2010 fiscal year, the Compensation Committee implemented a formal annual incentive plan. This plan was used for the 2017 fiscal year and covered 22 Cinedigm employees including the NEOs. The plan established threshold and maximum levels of incentive awards defined as a percentage of a participant’s salary.
MAIP Potential Awards

Executive Officer	Threshold	Target (as a % of base salary)	Maximum
Chris McGurk	37.5%	75%	150%
Jeffrey Edell	25%	50%	100%
William S. Sondheim	17.5%	35%	70%
Gary S. Loffredo	25%	50%	100%

Payouts for the NEOs were determined based on achievement of consolidated adjusted EBITDA and other performance targets related to individual performance. Mr. Loffredo who led a division had a portion of his award determined by that division’s EBITDA performance as compared to EBITDA goals established at the beginning of the fiscal year. We do not disclose division targets or individual goals, as we believe that such disclosure would result in competitive harm. Based on our experience in the divisions, we believe these targets were set sufficiently high to provide incentive to achieve a high level of performance. We believe it is difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached. For Mr. McGurk and Mr. Edell 80% of their 2018 Fiscal Year MAIP award is determined based on achievement of consolidated adjusted EBITDA and 20% based on individual performance.
For Mr. Sondheim, 60% of his fiscal 2017 MAIP award is determined based on the achievement of consolidated adjusted EBITDA, 20% is based on achievement of division EBITDA, and 20% is based on individual performance. For Mr. Loffredo, 60% of his 2018 Fiscal Year MAIP award is determined based on the achievement of consolidated adjusted EBITDA, 20% is based on achievement of division EBITDA, and 20% is based on individual performance.
On November 7, 2017, the Company paid bonuses to our NEOs in conjunction with the Bison transaction and consistent with the MAIP allocations.

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

Long-term incentive awards for the NEOs have historically consisted of stock options and, on occasion, RSUs and restricted stock. These grants were designed to aid in retention, provide a discretionary reward for performance, increase executive ownership, and focus NEOs on improving share price.

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
Employment Agreement for other NEOs
The Company currently provides employment arrangements to Messrs. Edell, Sondheim and Loffredo, for retention during periods of uncertainty and operational challenge. Additionally, the employment arrangements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment agreements and arrangements between the Company and Named Executives” of this Item for a description of the material terms of Mr. McGurk’s employment agreement, Messrs. Edell's, Sondheim’s, and Loffredo's employment arrangements.

Personal Benefits and Perquisites
In addition to the benefits provided to all employees and grandfathered benefits (provided to all employees hired before January 1, 2005), named executives are eligible for an annual physical and supplemental life insurance coverage of $200,000.
It is the Company’s policy to provide minimal and modest perquisites to the named executives. Most perquisites previously provided, under old arrangements, including automobile allowances, have been eliminated.

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
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that precedes this Report as required by Item 402(b) of the SEC’s Regulation S-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.
The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during the Last Fiscal Year and which will be applicable going forward until amended.
Respectfully submitted,

The Compensation Committee of the Board of Directors
Patrick W. O’Brien, Chairman
Peter C. Brown
Zvi M. Rhine

Named Executives
The following table sets forth certain information concerning compensation received by the Company’s Named Executives, consisting of the Company’s Chief Executive Officer and its three other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher J. McGurk	2018	600,000	550,000	366,000	__	__	39,509	1,555,509
Chief Executive Officer and Chairman	2017	600,000	—	543,000	__	__	39,061	1,182,061
	2016	600,000	250,000	__	__	__	27,288	877,288

Jeffrey S. Edell	2018	350,667	150,000	122,000	—	—	39,509	662,176
Chief Financial Officer	2017	344,445	—	181,000	—	—	28,279	553,724
	2016	307,917	63,769	—	49,725	—	2,001	423,412

William Sondheim	2018	424,236	67,500	122,000	—	—	24,422	638,158
President, Cinedigm Entertainment Corp.	2017	418,013	—	181,000	—	—	34,531	633,544
	2016	413,569	—	—	—	—	13,677	427,246

Gary S. Loffredo	2018	350,667	150,000	122,000	—	—	38,219	660,886
President of Digital Cinema, General Counsel and Secretary

(1)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended March 31, 2018 and 2017, included in this Annual Report on Form 10-K (the “Form 10-K”).

(2)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each Named Executive.

(3)
Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each Named Executive, for the fiscal year ended March 31, 2018: for Mr. McGurk $1,980 and $37,529 , for Mr. Edell $1980 and $37,529 , Mr. Sondheim $1,290 and $23,132 and for Mr. Loffredo $690 and $37,529.

Employment agreements and arrangements between the Company and Named Executives
Christopher J. McGurk. On August 22, 2013, the Company entered into a new employment agreement with Mr. McGurk (the “2013 McGurk Employment Agreement”) which superseded his initial employment agreement, pursuant to which McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company. The term of the 2013 McGurk Employment Agreement commenced on January 3, 2011 and ended on March 31, 2017. Pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk received an annual base salary of $600,000 subject to annual reviews and increases in the sole discretion of the Compensation Committee. Mr. McGurk was entitled to receive a bonus of $250,000. In addition, Mr. McGurk was entitled to receive a retention bonus of $750,000, payable in three equal installments on March 31 of each of 2015, 2016 and 2017 in cash or shares of Class A Common Stock, or a combination thereof, at the Compensation Committee’s discretion Under the MAIP, Mr. McGurk’s target bonus for fiscal years 2015, 2016 and 2017 was $600,000.
Also pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk received a grant of non-statutory options to purchase 1,500,000 shares of Common Stock, which options have an exercise price of $1.40 and a term of ten (10) years, and one-third (1/3) of which vested on March 31 of each of 2015, 2016 and 2017.

The 2013 McGurk Employment Agreement further provided that Mr. McGurk is entitled to participate in all benefit plans provided to senior executives of the Company. In addition, if the Company terminated Mr. McGurk’s employment without cause or he resigned with good reason, the 2013 McGurk Employment Agreement provided that he would be entitled to receive his base salary through the later of March 31, 2017 or twelve (12) months following such termination as well as bonus earned and approved by the Compensation Committee, reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occured within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. McGurk would have been entitled to receive a lump sum payment equal to the sum of his then base salary and target bonus amount, multiplied by the greater of (i) two, or (ii) a fraction, the numerator of which would be the number of months remaining in the term (but no less than twelve (12), and the denominator of which is twelve.

Upon a change in control, any unvested options shall immediately vest provided that Mr. McGurk is an employee of the Company on such date.

On January 4, 2017, Mr. McGurk and the Company amended the 2013 McGurk Employment Agreement to extend the term to March 31, 2018.

On June 7, 2018, Mr. McGurk and the Company entered into an amendment (the “2018 Amendment”) to the 2013 McGurk Employment Agreement. Pursuant to the 2018 Amendment, Mr. McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company through March 31, 2021. The 2018 Amendment also provides that (i) if Mr. McGurk’s employment continues after March 31, 2021 without an extension or renewal of the Employment Agreement, as amended, or entry into another employment agreement, then such employment will be at-will and, for the duration of the at-will employment, Mr. McGurk will be entitled to receive the his base salary and participate in the bonus, stock incentive, and benefit programs in effect at the expiration of the Term (as defined in the 2018 Amendment).

The 2018 Amendment also provides that Mr. McGurk is eligible for (i) under the Company’s MAIP, a target bonus opportunity percentage of 100% of the Base Salary, to be adjusted higher or lower at the sole and absolute discretion of the Compensation Committee consistent with goals established from time to time by the Compensation Committee, (ii) under the Company’s 2017 Equity Incentive Plan, performance share units for up to 640,000 shares of the Company’s Class A Common Stock, subject to the EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee, with 50% of such shares to vest on March 31 of each of 2019 and 2020, and (iii) under the Company’s 2017 Equity Incentive Plan, 700,000 stock appreciation rights (“SARs”) having an exercise price of $1.47 and a term of ten (10) years, and one-third (1/3) of which will vest on March 31 of each of 2019, 2020 and 2021.

The 2018 Amendment also provides that, in the event of a termination without Cause, Mr. McGurk shall be entitled to payment of (i) the greater of any Base Salary for the remainder of the Term or one year’s Base Salary and (ii) an amount equivalent to the average of the last three (3) bonus payments under the MAIP, if any, under the Employment Agreement. In addition, the Amendment provides that the existing severance terms in connection with a Change in Control apply if all conditions to such payment occur prior to March 31, 2020, and that if such conditions apply occur thereafter, then Mr. McGurk shall be entitled to the payments described in the first sentence of this paragraph instead.

All terms of the 2013 McGurk Employment Agreement that were not affected by the Amendment remain in full force and effect.

Jeffrey S. Edell. On June 9, 2014, the Company entered into an employment agreement with Jeffrey Edell (the “Edell 2014 Employment Agreement”), was amended and restated as of November 1, 2015 (the “Edell 2015 Employment Agreement”, and together with the Edell 2014 Employment Agreement, the “Edell Employment Agreement”) pursuant to which Edell serves as Chief Financial Officer of the Company.  Mr. Edell also serves as Principal Accounting Officer. The term of the Edell Employment Agreement commenced on June 9, 2014 and ended on June 8, 2016, and upon such expiration, Mr. Edell became an at-will employee.  Pursuant to the Edell 2014 Employment Agreement, Edell received an annual base salary of $285,000, which was increased to $340,000 pursuant to the Edell 2015 Employment Agreement. In addition, pursuant to the Edell Employment Agreement, Edell was eligible for bonuses for each of the fiscal years ending March 31, 2015 and March 31, 2016, with the target bonus for such years of  50% of his salary, which bonuses shall be based on Company performance with goals to be established annually by the Compensation Committee. Pursuant to the Edell 2015 Employment Agreement, Mr. Edell received an inducement bonus of $35,000.
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

Gary S. Loffredo. On October 13, 2013, the Company entered into an employment agreement with Mr. Loffredo (the “2013 Loffredo Employment Agreement”). Pursuant to the 2013 Loffredo Agreement, Loffredo serves as the Executive Vice President, Business Affairs, General Counsel and Secretary of the Company and President of Digital Cinema Operations. The 2013 Loffredo Employment Agreement superseded Mr. Loffredo’s prior employment agreement with the Company (the “2011 Loffredo Employment Agreement”). The term of the 2013 Loffredo Employment Agreement continued from the 2011 Loffredo Employment Agreement and ended on October 3, 2015, and upon such expiration, Mr. Loffredo became an at-will employee. Pursuant to the 2013 Loffredo Employment Agreement, Mr. Loffredo will receive an annual base salary of $340,000 subject to increase at the discretion of the Compensation Committee. In addition, Mr. Loffredo was eligible for bonuses for each fiscal year, with target bonus for fiscal years 2014 and 2015, and the pro rata portion of fiscal year 2016 covered by the 2013 Loffredo Employment Agreement, of $170,000, which bonuses were to be based on Company performance with goals to be established annually by the Compensation Committee.
Also pursuant to the 2013 Loffredo Employment Agreement, Mr. Loffredo received a grant of non-statutory options to purchase 350,000 shares of Class A Common Stock, which options have an exercise price of $1.54 and a term of ten (10) years, and one-third (1/3) of which vested on October 13 of each of 2014, 2015 and 2016.
The 2013 Loffredo Employment Agreement further provides that Mr. Loffredo is entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminates Mr. Loffredo’s employment without cause or he resigns with good reason, the 2013 Loffredo Employment Agreement provides that he is entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination as well as earned salary and bonus(es), reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. Loffredo would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount.
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
Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2018, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of common stock issuable upon exercise of outstanding options (1)	Weighted average of exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”) approved by shareholders	338,315	$15.57	—
Cinedigm 2017 Equity Incentive Plan (the “2017 Plan”)	—	—	2,098,270
Cinedigm compensation plans not approved by shareholders (2)	490,500	—	—

(1)	Shares of Cinedigm Class A Common Stock.

(2)	Reflects stock options which were not granted under the 2000 Plan.

The 2000 Plan

Our Board originally adopted the 2000 Plan on June 1, 2000 and our shareholders approved the 2000 Plan by written consent in July 2000. Certain terms of the Plan were last amended and approved by our shareholders in September 2016. Under the 2000 Plan, we may grant incentive and non-statutory stock options, stock, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance awards and other equity-based awards to our employees, non-employee directors and consultants. The primary purpose of the 2000 Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The term of the 2000 Plan expires on June 1, 2020. The 2000 Plan has been replaced by the 2017 Plan, and no new awards will be granted from the 2000 Plan; however, the adoption of the 2017 Plan did not affect awards already granted under the 2000 Plan.

Options granted under the 2000 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The 2000 Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The 2000 Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non‑statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 50,000 shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 50,000 shares per year of the award may be granted, and during which period no additional options may be granted to such participant.

Grants of restricted stock and restricted stock units are subject to vesting requirements, generally vesting over periods up to three years, determined by the Compensation Committee and set forth in notices to the participants. Grants of stock, restricted stock and restricted stock units shall not exceed 40% of the total number of shares available to be issued under the 2000 Plan.
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

Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Class A Common Stock, or other securities of the Company, and may be paid in shares of Class A Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. Grants of performance awards shall not cover the issuance of shares that would exceed 20% of the total number of shares available to be issued under the 2000 Plan, and no more than 500,000 shares pursuant to any performance awards shall be granted to one participant in a calendar year unless pursuant to a multi-year award. The terms of grants of performance awards would be set forth in agreements between the Company and the participants.

The 2017 Plan

Our Board adopted the 2017 Plan on August 7, 2017 and our stockholders approved the 2017 Plan on August 31, 2017. Under the 2017 Plan, we may grant incentive and non-statutory stock options, stock, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance awards and other equity-based awards to our employees, non-employee directors and consultants. The primary purpose of the 2017 Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants.

Options granted under the 2017 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement, or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. The 2017 Plan is administered by the Compensation Committee, and may be amended or terminated by the Committee, although no amendment or termination may have a material adverse effect on the rights of any individual with respect to any outstanding option, without the consent of such individual. The exercise prices of stock options granted must be not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2017 Plan may be subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, where the Company’s Common Stock does not continue to be publicly traded, unless replacement awards are issued in connection with the transaction, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 400,000 shares (300,000, in the aggregate, to all non-employee directors) may be granted to one participant during any calendar year. Stock appreciation rights (“SARs”) consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid, at the discretion of the Compensation Committee, in cash or shares of Class A Common Stock or a combination thereof. Grants of SARs are subject to terms determined by the Compensation Committee and set forth in agreements between the Company and the participants.

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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2018

OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J.	150,000	(2)	—	15.00	12/23/2020	—	—
McGurk	250,000	(2)	—	30.00	12/23/2020	—	—
	50,000	(2)	—	50.00	12/23/2020	—	—
	150,000	(3)	—	14.00	8/22/2023	—	—

Jeffrey S.	25,000	(4)	—	26.60	6/9/2024	—	—
Edell	10,000	(5)	—	8.75	6/4/2025	—	—

William S. Sondheim	25,000	(6)	—	17.50	10/21/2023	—	—

Gary S. Loffredo	4,000	(7)	—	13.70	8/11/2019	—	—
	9,000	(8)	—	13.70	10/21/2019	—	—
	6,479	(9)	—	14.00	6/11/2020	—	—
	22,500	(10)	—	14.90	8/16/2021	—	—
	7,500	(11)	—	30.00	8/16/2021	—	—
	35,000	(12)	—	15.40	10/13/2023	—	—

(1)	Reflects stock options granted under the Company’s 2000 Plan, except certain options granted to Mr. McGurk and Mr. Sondheim.

(2)	Reflects stock options not granted under the 2000 Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.

(3)	Of such total options, 1/3 vested on March 31 of each 2015, 2016 and 2017.

(4)	Of such total options, 1/4 vested on June 9 of each 2015, 2016, 2017 and 2018; however, all unvested awards vested on November 1, 2017.

(5)	Of such total options, 1/4 vest on June 4 of each 2016, 2017, 2018 and 2019; however, all unvested awards vested on November 1, 2017.

(6)	Reflects stock options not granted under the 2000 Plan. Of such total options, 1/4 vested on October 21 of each of 2014, 2015, 2016 and 2017.

(7)	Such options vested on August 11, 2009.
(8)    Such options vested on October 21, 2012

(9)	Of such total options, 1/3 vest on June 11 of each 2011, 2012 and 2013.

(10)	Such options vested on August 17, 2012.

(11)	Of such total options, 1/4 vested on August 17 of each 2012, 2013, 2014 and 2015.

(12)	Of such total options, 1/3 vested on October 13 of each 2014, 2015 and 2016.
Directors
The following table sets forth certain information concerning compensation earned by the Company’s Directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$70,000	$50,000	$120,000
Patrick W. O’Brien	92,000	50,000	142,000
Zvi M. Rhine	70,000	50,000	120,000
Peng Jin	20,833	20,833	41,666
Peixin Xu	20,833	20,833	41,666
Ronald L. Chez (1)	—	—	—
____________________________
(1) Resigned from the Board on April 3, 2017.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of June 20, 2018, the Company’s directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 63.5% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.

The following table sets forth as of June 20, 2018, certain information with respect to the beneficial ownership of the Class A Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer, its three other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executives”), and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	1,444,073	(c)	4.1%
Jeffrey S. Edell	135,000	(d)	*
William S. Sondheim	125,000	(e)	*
Gary Loffredo	203,479	(f)	*
Peter C. Brown	153,011	(g)	*
Peng Jin	31,609		*
Patrick W. O’Brien	102,464		*
Zvi M. Rhine	292,508	(h)	*
Peixin Xu	21,098,276	(i)	57.9%
Bison Capital Holding Company Limited	21,066,667	(j)	57.9%
All directors and executive officers as a group (9 persons)	23,585,420	(k)	63.5%
___________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 45 West 36th Street, 7th Floor, New York, New York 10018.

(b)
Applicable percentage of ownership is based on 35,011,984 shares of Class A Common Stock outstanding as of June 20, 2018 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 20, 2018 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 20, 2018 and information provided by holders or otherwise known to the Company.

(c)	Includes 600,000 shares of Class A Common Stock underlying currently exercisable options.

(d)	Includes 35,000 shares of Class A Common Stock underlying currently exercisable options.

(e)	Includes 25,000 shares of Class A Common Stock underlying currently exercisable options.

(f)	Includes 84,479 shares of Class A Common Stock underlying currently exercisable options.

(g)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(h)
Mr. Rhine is the Principal of Sabra Investments, LP and Sabra Capital Partners, LLC. Includes (i) 132,233 shares of Class A Common Stock owned directly, 145,000 shares of Class A Common Stock owned by Sabra Investments, LP, and 7,400 shares of Class A Common Stock owned by Sabra Capital Partners, LLC and (ii) 2,625 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned directly and 5,250 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants owned by Sabra Investments, LP.

(i)
Includes (i) 31,609 shares of Class A Common Stock owned directly, (ii) 19,666,667 shares of Class A Common Stock owned by Bison Entertainment Investment Limited (“BEIL”), and (iii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants owned by Bison Entertainment and Media Group (“BEMG”). BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited.

(j)
Includes (i) 19,666,667 shares of Class A Common Stock owned by BEIL and (ii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants owned by BEMG. BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Fengyun Jiang is the sole owner of Bison Capital Holding Company Limited.

(k)
Includes (i) 744,479 shares of Class A Common Stock underlying currently exercisable options and (ii) 1,407,875 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions
The Audit Committee, pursuant to its charter, is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations, by review in advance or ratification afterward. The Audit Committee charter does not set forth specific standards to be applied; rather, the Audit Committee reviews each transaction individually on a case-by-case, facts and circumstances basis.
On December 29, 2017, the Company entered into a term loan agreement (the “Bison Loan Agreement”) with BEMG, pursuant to which the Company borrowed from BEMG $10,000,000 (the “Bison Loan”). The Bison Loan bears interest at 5% per annum. The Bison Loan was made in accordance with the Bison Agreement. In connection with the Bison Loan, on December 29, 2017, the Company issued to BEMG a warrant (the “Bison Warrant”) to purchase 1,400,000 shares of the Company’s Class A common stock. The Warrant has a 5-year term and is immediately exercisable at $1.80 per share. The Warrant contains certain anti-dilution adjustments. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the indirect sole owner of BEMG. During the fiscal year ended March 2018, (i) the largest aggregate amount of principal outstanding was $10,000,000, (ii) no principal was paid, and (iii) $129,167 of interest was paid; as of March 31, 2018, $10,000,000 principal amount was outstanding on the Bison Loan.

On September 15, 2016, Christopher J. McGurk, our Chief Executive Officer (i) invested $500,000 in second lien loans, which bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at the Company's option (the “Second Lien Notes”) pursuant to the Company’s Second Lien Loan Agreement, dated as of July 14, 2016, by and between the Company, certain Lenders (as defined therein), and Cortland Capital Market Services LLC, as Agent, as amended (the “Loan Agreement”) and (ii) received 49,000 shares of Class A common stock. The shares of Class A common stock were valued at $85,260 or $1.74 per share. During the fiscal year ended March 2018, in connection with Mr. McGurk’s Second Lien Notes, (i) the largest aggregate amount of principal outstanding was $529,535, (ii) no principal was paid, and (iii) $24,038 of interest was paid; as of March 31, 2018, Mr. McGurk, held $30,193 principal amount of Second Lien Notes.

On November 1, 2017, Mr. McGurk entered into a Stock Purchase Agreement with the Company (the “McGurk SPA”) pursuant to which, in connection with the transactions under the Bison Agreement, Mr. McGurk purchased 333,333 shares of Common Stock at a price of $1.50 per share, which was paid by the cancellation of $500,000 of Second Lien Notes.

Zvi Rhine, a member of our Board of Directors, is a holder, directly and indirectly, of an aggregate of $500,000 of unsecured subordinated notes bearing interest at 9% per annum (the “Subordinated Notes”). During the fiscal year ended March 2018, in connection with Mr. Rhine’s Subordinated Notes, (i) the largest aggregate amount of principal outstanding was $500,000, (ii) no principal was paid, and (iii) $45,000 of interest was paid; as of March 31, 2018, Mr. Rhine held $500,000 principal amount of Subordinated Notes.

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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2018 for filing with the SEC.
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
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2018 and 2017. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.
The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2018	2017
(1) Audit Fees	$378,600	$351,000
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	11,000	—
	$389,600	$351,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2018 and 2017 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2018 and 2017, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 36 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 61 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	‑	Fifth Amended and Restated Certificate of Incorporation of the Company. (39)
3.2	‑	Amended and Restated Bylaws of the Company, as amended. (22)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (7)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (16)
4.4	‑
Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (16)

4.5	‑
Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (16)

4.6	‑
Guaranty Agreement, dated as of October 17, 2013, by each of the signatories thereto and each of the other entities which becomes a party thereto, in favor of Société Générale, as Administrative Agent for the lenders. (18)

4.6.1	‑
Supplement No. 1 to Guaranty Agreement, dated as of July 14, 2016, among Docurama, LLC, Dove Family Channel, LLC, Cinedigm OTT Holdings, LLC, Cinedigm Productions, LLC in favor of Société Générale, as Administrative Agent. (30)

4.7	‑
Amended and Restated Security Agreement, dated as of April 29, 2015 to Security Agreement, dated as of October 17, 2013, by and among the Company, the Loan Parties party thereto and the Company’s subsidiaries party thereto, and OneWest Bank, FSB as Collateral Agent for the Secured Parties. (21)

4.7.1	‑
Second Amended and Restated Security Agreement, dated as of July 14, 2016 among the Company, the other Loan Parties signatory thereto, certain Subsidiaries of the Company, and CIT Bank, N.A., as Collateral Agent. (30)

4.8	‑
Indenture (including Form of Note), dated as of April 29, 2015, with respect to the Company’s 5.5% Convertible Senior Notes due 2035, by and between the Company and U.S. Bank National Association, as Trustee. (21)

4.9	‑	Form of Note issued on October 21, 2013. (18)
4.10	‑	Form of Warrant issued on October 21, 2013. (18)
4.11	‑	Guaranty Agreement, dated as of July 14, 2016, among the Guarantors and in favor of Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (30)
4.12	‑
Second Lien Security Agreement, dated as of July 14, 2016, among the Company, Loan Parties signatory thereto, certain Subsidiaries of the Company and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (30)

4.13	‑	Pledge Agreement, dated as of July 14, 2016 among the Company, the Guarantors and CIT Bank, N.A., as Collateral Agent. (30)
4.14	‑
Amended and Restated Guaranty and Security Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent. (16)

4.15	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Access Digital Media, Inc. and Société Générale, New York Branch, as Collateral Agent. (16)
4.16	‑	Amended and Restated Pledge Agreement, dated as of February 28, 2013, between Christie/AIX, Inc. and Société Générale, New York Branch, as Collateral Agent. (16)
4.17	‑	Warrant issued on July 14, 2016. (30)
4.18	‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto, in favor of Société Générale, New York Branch, as Collateral Agent. (14)

4.19	‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (34)

Exhibit Number		Description of Document
4.20	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (14)

4.21	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (14)

4.22	‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, New York Branch, as Collateral Agent. (14)
4.23	‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, New York Branch, as Collateral Agent. (14)
4.24	‑	Form of Warrant issued on December 23, 2016. (32)
4.25	‑	Note issued on December 29, 2017. (41)
4.26	‑	Warrant issued on December 29, 2017. (41)
4.27	‑	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (42)
4.28	‑	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (42)
4.29	‑	Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (42)
4.30	‑	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (42)
4.31	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (42)
4.32	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (42)
4.33	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (42)
4.34	‑	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (42)
10.1	‑	Second Lien Loan Agreement, dated as of July 14, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (30)
10.1.1	‑
First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lender party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (29)

10.1.2	‑
Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (25)

10.1.3	‑
Third Amendment to Second Lien Loan Agreement, dated as of March 31, 2017, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (34)

10.2	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.2.1	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.2.2	‑	Form of Notice of Restricted Stock Award. (3)
10.2.3	‑	Form of Non-Statutory Stock Option Agreement. (4)
10.2.4	‑	Form of Restricted Stock Unit Agreement (employees). (5)
10.2.5	‑	Form of Stock Option Agreement. (2)

Exhibit Number		Description of Document
10.2.6	‑	Form of Restricted Stock Unit Agreement (directors). (5)
10.2.7	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.2.8	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.2.9	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.2.10	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)
10.2.11	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.2.12	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.2.13	‑	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.2.14	‑	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (27)
10.3	‑	Cinedigm Corp. Management Incentive Award Plan. (9)
10.4	‑	Form of Indemnification Agreement for non-employee directors. (10)
10.5	‑	Amended and Restated Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of November 1, 2015. (23)
10.6	‑	2017 Equity Incentive Plan of the Company. (37)
10.6.1	‑	Form of Notice of Incentive Stock Option Grant. (38)
10.6.2	‑	Form of Notice of Option Grant. (38)
10.6.3	‑	Form of Notice of Restricted Stock Award. (38)
10.6.4	‑	Form of Notice of Restricted Stock Unit Award. (38)
10.6.5	‑	Form of Notice of Performance-Based Restricted Stock Award. (40)
10.6.6	‑	Form of Notice of Stock Appreciation Right Grant. (43)
10.7	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (20)
10.8	‑	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (29)
10.9	‑
Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine. (30)

10.10	‑
Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (16) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)

10.11	‑	Forward Stock Purchase Confirmation, dated April 24, 2015, by and between the Company and Société Générale, relating to the Company’s private offering of 5.5% Convertible Senior Notes due 2035. (21)
10.12	‑
Second Amended and Restated Credit Agreement, dated as of April 29, 2015, among the Company, the Lenders party thereto, Société Générale, as Administrative Agent, and OneWest Bank, FSB, as Collateral Agent. (21)

10.12.1	‑	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 16, 2015, among Cinedigm Corp, the Lenders party thereto, and Société Générale as Administrative Agent. (24)

Exhibit Number		Description of Document
10.12.2	‑
Amendment No. 2 and Waiver No. 1 to the Second Amended and Restated Credit Agreement, dated as of December 21, 2015, among Cinedigm Corp., the Lenders party thereto, and Société Générale as Administrative Agent. (28)

10.12.3	‑
Amendment No. 3 and Waiver No. 2 to the Second Amended and Restated Credit Agreement, dated as of May 15, 2016, among Cinedigm Corp, the Lenders party hereto, and Société Générale, as Administrative Agent. (29)

10.12.4	‑
Amendment No. 4 and Consent to the Second Amended and Restated Credit Agreement, dated as of July 14, 2016, among Cinedigm Corp, the Lenders party thereto and Société Générale as Administrative Agent. (30)

10.12.5	‑
Waiver dated as of August 10, 2017 to Second Amended and Restated Credit Agreement by and among Cinedigm Corp. and certain of its subsidiaries, certain Lenders party thereto and Société Générale, as Administrative Agent. (36)

10.12.6	‑	Waiver, dated as of November 9, 2017, of the Second Amended and Restated Credit Agreement among Cinedigm Corp., the Lenders party thereto and Société Générale as Administrative Agent. (40)
10.13	‑
Amended and Restated Credit Agreement, dated as of February 28, 2013, among Cinedigm Digital Funding I, LLC, the Lenders party thereto and Société Générale, New York Branch, as administrative agent and collateral agent for the lenders and secured parties thereto. (16)

10.14	‑	Strategic Advisor Agreement between Cinedigm Corp. and Ronald L. Chez dated as of April 3, 2017. (33)
10.15	‑
Lease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between 45 West 36th Street LLC and Cinedigm Corp., together with Sublease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between NTT Data, Inc. and Cinedigm Corp. (34)

10.16	‑	Lease for 15301 Ventura Boulevard, Sherman Oaks, CA, dated as of January 4, 2017 between Douglas Emmett 2016 and Cinedigm Corp. (34)
10.17	‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (18)
10.18	‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (18)
10.19	‑	Amended and Restated Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (17)
10.19.1	‑	Amendment to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of January 4, 2017. (31)
10.19.2	‑	Amendment No. 2 to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of June 7, 2018. (43)
10.20	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (11)
10.21	‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent, ING Capital LLC, as Documentation Agent, and the Lenders party thereto. (14)

10.22	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (14)

10.23	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.24	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.25	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (14)
10.26	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (14)
10.27	‑	Stock Purchase Agreement dated as of June 29, 2017 between the Company and Bison Entertainment Investment Limited. (35)
10.28	‑	Exchange Agreement dated as of July 10, 2017 among the Company and the holders party thereto. (35)

Exhibit Number		Description of Document
10.29	‑	Exchange Agreement dated as of July 10, 2017 among the Company and the holder party thereto. (35)
10.30	‑	Stock Purchase Agreement, dated as of November 1, 2017, between the Company and Christopher J. McGurk. (39)
10.31	‑	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (39)
10.32	‑	Form of Voting Agreement. (39)
10.33	‑	Term Loan Agreement, dated as of December 29, 2017, by and between the Company and Bison Entertainment and Media Group. (41)
10.34	‑	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (42)
21.1	‑	List of Subsidiaries. (28)
23.1	‑	Consent of EisnerAmper LLP.*
24.1	‑	Powers of Attorney.* (Contained on signature page)
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.

4821-6006-0775v.2

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
(3) Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company's Form 8-K (File No. 000-51910).
(4) Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).
(5) Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).
(6) Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company's Form 8-K (File No. 000-51910).
(7) Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company's Form 8-K (File No. 000-51910).
(8) Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(9) Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(10) Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(11) Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(12) Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(13) Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(14) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(15) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(16) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(17) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(18) Previously filed with the Securities and Exchange Commission on October 23, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(19) Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(20) Previously filed with the Securities and Exchange Commission on February 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2014 (File No. 001-31810).
(21) Previously filed with the Securities and Exchange Commission on April 29, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(22) Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).
(23) Previously filed with the Securities and Exchange Commission on November 5, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(24) Previously filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 2015 (File No. 001-31810).
(25) Previously filed with the Securities and Exchange Commission on November 7, 2016 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-214486).
(26) Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(27) Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(28) Previously filed with the Securities and Exchange Commission on July 14, 2016 as an exhibit to the Company's Form 10-K (File No. 001-31810).
(29) Previously filed with the Securities and Exchange Commission on August 15, 2016 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(30) Previously filed with the Securities and Exchange Commission on July 19, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(31) Previously filed with the Securities and Exchange Commission on January 10, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(32) Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(33) Previously filed with the Securities and Exchange Commission on April 7, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(34) Previously filed with the Securities and Exchange Commission on June 29, 2017 as an exhibit to the Company's Form 10-K (File No. 001-31810).
(35) Previously filed with the Securities and Exchange Commission on July 11, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(36) Previously filed with the Securities and Exchange Commission on August 14, 2017 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(37) Previously filed with the Securities and Exchange Commission on September 1, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(38) Previously filed with the Securities and Exchange Commission on October 2, 2017 as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-220773).
(39) Previously filed with the Securities and Exchange Commission on November 6, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(40) Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(41) Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(42) Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(43) Previously filed with the Securities and Exchange Commission on June 11, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	June 25, 2018	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 25, 2018	By:	/s/ Jeffrey S. Edell
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 25, 2018
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey S. Edell	Chief Financial Officer	June 25, 2018
Jeffrey S. Edell	(Principal Financial Officer and Principal Accounting Officer)
/s/ Peter C. Brown	Director	June 25, 2018
Peter C. Brown

/s/ Patrick O'Brien	Director	June 25, 2018
Patrick O'Brien

/s/ Zvi Rhine	Director	June 25, 2018
Zvi Rhine

/s/ Peixin Xu	Director	June 25, 2018
Peixin Xu

/s/ Peng Jin	Director	June 25, 2018
Peng Jin