Form 10-K/A
period 2018-03-31
Cinedigm Corp.
filed 2018-06-28
CIK 1173204

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

As of June 20, 2018, 35,011,984 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to Cinedigm Corp.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on June 25, 2018 (the “Original Report”), is being filed solely to include hyperlinks for exhibits incorporated by reference in Item 15. No other information included in the Original Report is changed by this Amendment.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 36 of the Original Report.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning herein.

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

Exhibit Number		Description of Document
4.21	‑
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

10.2	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.2.1	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.2.2	‑	Form of Notice of Restricted Stock Award. (3)
10.2.3	‑	Form of Non-Statutory Stock Option Agreement. (4)
10.2.4	‑	Form of Restricted Stock Unit Agreement (employees). (5)
10.2.5	‑	Form of Stock Option Agreement. (2)
10.2.6	‑	Form of Restricted Stock Unit Agreement (directors). (5)
10.2.7	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.2.8	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.2.9	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.2.10	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)

Exhibit Number		Description of Document
10.2.11	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.2.12	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.2.13	‑	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (26)
10.2.14	‑	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (27)
10.3	‑	Cinedigm Corp. Management Incentive Award Plan. (9)
10.4	‑	Form of Indemnification Agreement for non-employee directors. (10)
10.5	‑	Amended and Restated Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of November 1, 2015. (23)
10.6	‑	2017 Equity Incentive Plan of the Company. (37)
10.6.1	‑	Form of Notice of Incentive Stock Option Grant. (38)
10.6.2	‑	Form of Notice of Option Grant. (38)
10.6.3	‑	Form of Notice of Restricted Stock Award. (38)
10.6.4	‑	Form of Notice of Restricted Stock Unit Award. (38)
10.6.5	‑	Form of Notice of Performance-Based Restricted Stock Award. (40)
10.6.6	‑	Form of Notice of Stock Appreciation Right Grant. (43)
10.7	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (20)
10.8	‑	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (29)
10.9	‑
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

10.12.6	‑	Waiver, dated as of November 9, 2017, of the Second Amended and Restated Credit Agreement among Cinedigm Corp., the Lenders party thereto and Société Générale as Administrative Agent. (40)

Exhibit Number		Description of Document
10.13	‑
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

10.23	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.24	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.25	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (14)
10.26	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (14)
10.27	‑	Stock Purchase Agreement dated as of June 29, 2017 between the Company and Bison Entertainment Investment Limited. (35)
10.28	‑	Exchange Agreement dated as of July 10, 2017 among the Company and the holders party thereto. (35)
10.29	‑	Exchange Agreement dated as of July 10, 2017 among the Company and the holder party thereto. (35)
10.30	‑	Stock Purchase Agreement, dated as of November 1, 2017, between the Company and Christopher J. McGurk. (39)
10.31	‑	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (39)
10.32	‑	Form of Voting Agreement. (39)
10.33	‑	Term Loan Agreement, dated as of December 29, 2017, by and between the Company and Bison Entertainment and Media Group. (41)
10.34	‑	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (42)
21.1	‑	List of Subsidiaries. (28)
23.1	‑	Consent of EisnerAmper LLP. (44)
24.1	‑	Powers of Attorney. (44)

Exhibit Number		Description of Document
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(44)
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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
(40) Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(41) Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(42) Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(43) Previously filed with the Securities and Exchange Commission on June 11, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(44) Previously filed with the Securities and Exchange Commission on June 25, 2018 as an exhibit to the Company's Form 10-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	June 28, 2018	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 28, 2018	By:	/s/ Jeffrey S. Edell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer	June 28, 2018
Christopher J. McGurk	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey S. Edell	Chief Financial Officer	June 28, 2018
Jeffrey S. Edell	(Principal Financial Officer and Principal Accounting Officer)
*	Director	June 28, 2018
Peter C. Brown

*	Director	June 28, 2018
Patrick O'Brien

*	Director	June 28, 2018
Zvi Rhine

Director
Peixin Xu

Director
Peng Jin

*By:	/s/ Gary S. Loffredo
Gary S. Loffredo, Attorney-in-Fact