Form 10-Q
period 2018-06-30
Cinedigm Corp.
filed 2018-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2018

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

As of August 9, 2018, 35,068,853 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2018	March 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,820	$17,952
Accounts receivable, net	32,996	38,128
Inventory, net	641	792
Unbilled revenue	3,808	6,799
Prepaid and other current assets	9,081	10,497
Total current assets	64,346	74,168
Restricted cash	1,000	1,000
Property and equipment, net	19,588	21,483
Intangible assets, net	13,261	14,653
Goodwill	8,701	8,701
Other long-term assets	1,164	1,177
Total assets	$108,060	$121,182
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$64,232	$69,225
Current portion of notes payable, including unamortized debt discount of $545 and $225 respectively	25,155	4,775
Current portion of notes payable, non-recourse	512	512
Current portion of deferred revenue	1,603	1,821
Total current liabilities	91,502	76,333
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $1,982 and $2,140 respectively	29,478	37,570
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $2,401 and $3,352 respectively	8,826	25,435
Deferred revenue, net of current portion	3,471	3,842
Other long-term liabilities	280	306
Total liabilities	133,557	143,486
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at June 30, 2018 and March 31, 2018, respectively; 36,326,169 and 36,261,975 shares issued and 35,012,333 and 34,948,139 shares outstanding at June 30, 2018 and March 31, 2018, respectively	35	35
Additional paid-in capital	366,398	366,223
Treasury stock, at cost; 1,313,836 Class A common shares at June 30, 2018 and March 31, 2018	(11,603)	(11,603)
Accumulated deficit	(382,581)	(379,225)
Accumulated other comprehensive loss	(34)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(24,226)	(21,049)
Deficit attributable to noncontrolling interest	(1,271)	(1,255)
Total deficit	(25,497)	(22,304)
Total liabilities and deficit	$108,060	$121,182
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2018	2017
Revenues	$13,078	$15,240
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	3,425	4,066
Selling, general and administrative	6,543	6,318
Provision for doubtful accounts	65	—
Depreciation and amortization of property and equipment	2,089	4,357
Amortization of intangible assets	1,395	1,395
Total operating expenses	13,517	16,136
Loss from operations	(439)	(896)
Interest expense, net	(2,695)	(4,041)
Other expense, net	(10)	(69)
Change in fair value of interest rate derivatives	—	40
Loss from operations before income taxes	(3,144)	(4,966)
Income tax expense	(139)	(186)
Net loss	(3,283)	(5,152)
Net loss attributable to noncontrolling interest	16	6
Net loss attributable to controlling interests	(3,267)	(5,146)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(3,356)	$(5,235)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.09)	$(0.48)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	37,639,300	10,920,446

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2018	2017
Net loss	$(3,283)	$(5,152)
Other comprehensive income (loss): foreign exchange translation	4	(3)
Comprehensive loss	(3,279)	(5,155)
Less: comprehensive loss attributable to noncontrolling interest	16	6
Comprehensive loss attributable to controlling interests	$(3,263)	$(5,149)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B		Additional Paid-In Capital	Treasury		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	$366,223	1,313,836	$(11,603)	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	86	—	—	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	$3,559	35,012,333	$35	$366,398	1,313,836	$(11,603)	$(382,581)	$(34)	$(24,226)	$(1,271)	$(25,497)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,283)	$(5,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	3,484	5,752
Loss on disposal of property and equipment	—	2
Amortization of debt issuance costs included in interest expense	410	487
Provision for doubtful accounts	65	—
(Recovery) provision for inventory reserve	(28)	529
Stock-based compensation and expenses	86	317
Change in fair value of interest rate derivatives	—	40
Accretion and PIK interest expense added to note payable	489	410
Changes in operating assets and liabilities;
Accounts receivable	5,067	13,346
Inventory	179	(195)
Unbilled revenue	2,991	451
Prepaid expenses and other assets	1,429	907
Accounts payable and accrued expenses	(4,985)	(11,623)
Deferred revenue	(589)	(645)
Net cash provided by operating activities	5,315	4,626
Cash flows from investing activities:
Purchases of property and equipment	(194)	(227)
Purchases of intangible assets	(3)	—
Net cash used in investing activities	(197)	(227)
Cash flows from financing activities:
Payment of notes payable	(8,250)	(6,976)
Proceeds from issuance of notes payable	3,000	—
Principal payments on capital leases	—	(30)
Payments of debt issuance costs	—	(167)
Net cash used in financing activities	(5,250)	(7,173)
Net change in cash and cash equivalents	(132)	(2,774)
Cash, cash equivalents, and restricted cash at beginning of period	18,952	13,566
Cash, cash equivalents, and restricted cash at end of period	$18,820	$10,792

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information)

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

Change of Reportable Segments

We previously had four reportable segments. As of April 1, 2018, information that our Chief Operating Decision Maker ("CODM") regularly reviews, for purposes of evaluating Company performance has been aggregated due to the winding down of CDF I. As a result, the Company reassessed and decided to revise its determination of the reportable segments. We now present our results of operations in two reportable segments as follows: (1) Cinema Equipment Business and (2) Content and
Entertainment Business (“Content & Entertainment” or "CEG"). See Note 9 - Segment Information for detailed descriptions of our segments. We have retrospectively recasted the results of operations for the reportable segments for all periods presented.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $382.6 million as of June 30, 2018. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt related contractual obligations as of June 30, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) mature on October 21, 2018 and the Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional capital from Bison Capital Holding Limited ("Bison") for final payment of the outstanding balances on the maturity dates. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Bison Note Payable

In accordance with the Stock Purchase Agreement (as defined below in Note 5 - Notes Payable ), on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and Media Group, an affiliate of Bison ("BEMG"), pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of this 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

On July 20, 2018, the Company entered into a term loan agreement (the “Bison Loan Agreement”) with Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan; therefore, the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2018, (ii) the debt financing that has occurred through July 20, 2018, (iii) availability under the Credit Facility, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least one year from June 30, 2018. Our capital requirements will depend on many factors, and we may need to use capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. As permitted under GAAP, interim accounting for certain expenses, such as the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated lives, and valuation reserve for income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of three months or less to be "cash equivalents." We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal.

Our Prospect Loan (as defined below) requires that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 5 - Notes Payable for information about our restricted cash balances.

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
	June 30, 2018	March 31, 2018
Cash and Cash Equivalents	$17,820	$17,952
Restricted Cash	1,000	1,000
	$18,820	$18,952

ADVANCES
Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $0.9 million respectively, for the three months ended June 30, 2018 and 2017, respectively.

INVENTORY, NET

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction during the fiscal year ended March 31, 2013 to limit our exposure to interest rates on the Prospect Loan which matured on March 31, 2018. We have not sought hedge accounting treatment for the interest rate cap and therefore, changes in its value are recorded in the consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2018 and March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At June 30, 2018 and March 31, 2018, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2018 and 2017, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

GOODWILL

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

Inherent in the fair value determination for each reporting unit are certain judgments and estimates relating to future cash flows, including management’s interpretation of current economic indicators and market conditions, and assumptions about our strategic plans with regard to its operations. To the extent additional information arises, market conditions change, or our strategies change, it is possible that the conclusion regarding whether our remaining goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on our consolidated financial position or results of operations.

No goodwill impairment charge was recorded in the three months ended June 30, 2018 and 2017.

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

REVENUE RECOGNITION

Adoption of ASU Topic 606, " Revenue from Contracts with Customers"

The Company adopted Accounting Standards Update ("ASU") Topic 606, Revenue from Contracts with Customers (“Topic 606”), as of April 1, 2018, using the modified retrospective method i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of deficit at April 1, 2018. Therefore, the comparative information for the years ended prior to April 1, 2018 were not restated to comply with ASC 606. We applied the practical expedient and did not capitalize the incremental costs to obtain a contract if the amortization period for the asset is one year or less. The impact of adopting Topic 606 did not result in a change in accounting treatment for any of the Company’s revenue streams. Refer to Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for our revenue recognition accounting policy as it relates to revenue transactions prior to April 1, 2018. The revenue recognition accounting policy described below relates to revenue transactions from April 1, 2018 and thereafter, which are accounted for in accordance with Topic 606.

We determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVD’s and Blu-ray) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and VOD services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes is recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

Payment terms and conditions vary by customer and typically provide net 30 to 90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.  We have in the past entered into arrangements in connection with activation fees due from the Systems deployments that had extended payment terms.  The outstanding balances on these arrangements are insignificant and hence the impact of significant financing would be insignificant.

Cinema Equipment Business

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase 1 DC and to Phase 2 DC when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.” The company evaluated the constraining estimates related to the variable consideration, i.e. the one-time bonus and determined that it is not probable to conclude at this point in time, that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 3 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

The Cinema Equipment Business earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is related to the collection and remittance of the VPF’s and the performance obligation is satisfied at that time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized as a point in time revenue when the corresponding VPF fees are due from the movie studios and distributors.

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand ("VOD"), and physical goods (e.g. DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for subscription on the digital platform, shipment of DVD and Blu-ray Discs, or make available at point-of-sale for transactional and VOD services. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

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

Principal Agent Considerations

We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

•	which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•	which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we concluded that there were no changes to our gross versus net reporting from legacy GAAP.

Shipping and Handling

Shipping and handling costs are incurred to move physical goods (e.g. DVD and Blu-ray Discs) to customers. We recognize all shipping and handling costs as an expense in cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if amounts are refundable.

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Our CEG segment recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. Sales returns and allowances are reported as a reduction of revenues.

We record accounts receivable, long-term in connection with activation fees that we earn from Systems deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rates. The outstanding balances on these arrangements are insignificant and hence the impact of significant financing would be insignificant.

Deferred revenue pertaining to our Content & Entertainment Business includes amounts related to the sale of DVD’s with future release dates.

Deferred revenue relating to our Cinema Equipment Business pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and June 30, 2018 was $5.7 million and $5.1 million, respectively. For the three months ended June 30, 2018, the additions to our deferred revenue balance were primarily due to cash payments are received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended June 30, 2018, $1.4 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $5.1 million. We expect to recognize approximately $1.6 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three months ended June 30, 2018 (in thousands):

Three Months Ended June 30, 2018
Cinema Equipment Business:
Phase I Deployment	$2,605
Phase II Deployment	3,180
Services	1,330
Total Cinema Equipment Business revenue	$7,115

Content & Entertainment Business:
Base Distribution Business	$3,762
OTT Streaming and Digital	2,201
Total Content & Entertainment Business revenue	$5,963

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, property taxes and insurance on systems, shipping costs, royalty expenses, impairments of advances, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended June 30,
(In thousands)	2018	2017
Direct operating	$—	$—
Selling, general and administrative	86	317
	$86	$317

There were 700,000 stock appreciation rights ("SARS") granted to our CEO during the three months ended June 30, 2018 under the Company's 2017 Equity Incentive Plan. No other awards were granted during the three months ended June 30, 2018 and 2017.

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit were considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of June 30, 2017 excludes 1,179,138 shares. During the year ended March 31, 2018, the Company settled these shares and included them in the calculation of weighted average shares outstanding for the three months ended June 30, 2018.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the three months ended June 30, 2018 and 2017, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,592,074 shares and 1,411,827 shares as of June 30, 2018 and 2017, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of June 30, 2018 and 2017, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) ("ASU 2016-18")". ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and the end of period total amounts on the statement of cash flows. The Company adopted this guidance as of April 1, 2018. The Company has reclassified the restricted cash in the condensed consolidated statement of cash flows for the period ended June 30, 2017 and disclosed the reconciliation of the amounts of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the totals in the consolidated statement of cash flows as of June 30, 2018 and March 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2018 and March 31, 2018, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.6 million as of June 30, 2018 and $0.4 million as of March 31, 2018, which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying condensed consolidated statements of operations include $0.3 million of digital cinema servicing revenue from CDF2 Holdings for the three months ended each of June 30, 2018 and 2017.

Total Stockholders' Deficit of CDF2 Holdings at June 30, 2018 and March 31, 2018 was $28.5 million and $26.3 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2018 and March 31, 2018 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. For the three months ended June 30, 2018 and 2017, we recorded income tax expense of $0.1 million and $0.2 million, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2018 and 2017 was negative 5.0% and negative 3.9%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2018		March 31, 2018
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$31,460	$—	$39,710
KBC Facilities	154	—	154	—
P2 Vendor Note	336	—	336	—
P2 Exhibitor Notes	22	—	22	—
Total non-recourse notes payable	512	31,460	512	39,710
Less: Unamortized debt issuance costs and debt discounts	—	(1,982)	—	(2,140)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$512	$29,478	$512	$37,570

Bison Note Payable	$10,000	$—	$—	$10,000
Second Lien Loans	10,700	—	—	10,560
Credit Facility	—	11,227	—	8,227
2013 Notes	5,000	—	5,000	—
Total recourse notes payable	25,700	11,227	5,000	28,787
Less: Unamortized debt issuance costs and debt discounts	(545)	(2,401)	(225)	(3,352)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$25,155	$8,826	$4,775	$25,435
Total notes payable, net of unamortized debt issuance costs	$25,667	$38,304	$5,287	$63,005

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2018, and March 31, 2018, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	June 30, 2018	March 31, 2018
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(43,318)	(35,068)
Prospect Loan, net	31,460	39,710
Less current portion	—	—
Total long term portion	$31,460	$39,710

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of the deployment under our Cinema Equipment Business segment. There were no borrowings under the KBC Facilities during the three months ended June 30, 2018. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	June 30, 2018	March 31, 2018
3	11,425	3.75%	March 2019	$154	$154

1.	For this facility, principal is to be repaid in twenty-eight quarterly installments.

2.	The facility bears interest at the three-month LIBOR rate, which was 2.34% at June 30, 2018, plus the interest rate noted above.

Bison Note Payable

The Company entered into a loan with BEMG for $10.0 million and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants. See Note 1 - Nature of Operations and Liquidity and Note 10 - Subsequent Events for subsequent payment of the 2017 Loan and the 2018 Loan with Bison Global.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017 (the "Stock Purchase Agreement").

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2018, we borrowed an aggregate principal amount of $1.5 million under the Second Lien Loan Agreement and had an outstanding balance of $10.7 million as of June 30, 2018 which includes $4.0 million borrowed from Ronald L. Chez, during the year ended March 31, 2017, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. As of June 30, 2018, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three months ended June 30, 2018. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.
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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the Prior Credit Agreement (as defined below). On June 28, 2018, the Company borrowed an additional $3.0 million. Availability under the Credit Facility as of June 30, 2018 is $6.8 million.

On August 8, 2018, the Company borrowed an additional $2.0 under the Credit Facility resulting in an availability of $4.8 million.

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

The principal amount outstanding under the 2013 Notes is due on October 21, 2018. The 2013 Notes bear interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes may be redeemed at any time, subject to certain premiums. The Company's current plan is to obtain additional capital from Bison for final payment of the outstanding balances.

Ron Chez, a former director and a current strategic advisor to the Company, is a holder of $3.0 million of the 2013 Notes as of
June 30, 2018 and March 31, 2018.

Zvi Rhine, a member of our Board of Directors and a related party, is a holder of $0.5 million of the 2013 Notes as of June 30, 2018 and March 31, 2018.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three months ended June 30, 2018, we issued 64,194 shares of Class A Common Stock in connection with the payment of preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock at June 30, 2018 and 2017 were $0.1 million and $0.2 million, respectively. In July 2018, we paid the preferred stock dividends in arrears in the form of 56,869 shares of Class A Common Stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of June 30, 2018 and March 31, 2018.

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

As of June 30, 2018 and March 31, 2018, there were 338,315 shares outstanding in the Plan with weighted average exercise price of $15.57 and a weighted average contract life of 4.88 years.

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
Stock Appreciation Rights

On June 7, 2018, 700,000 SARS were granted to the CEO of the Company. Each SAR entitles the CEO to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.47, being not less than the market price per share of the Class A common stock on the grant date. There was $20 thousand of stock based compensation recorded for the three months ended June 30, 2018 relating to the SARS .

These SARS expire ten years from the grant date and vest 233,333 shares on each of March 31, 2019 and March 31, 2020, and 233,334 shares on March 31, 2021.

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

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of June 30, 2018, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of June 30, 2018. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	October 2018	$18.50
Warrants issued to Ronald L. Chez in connection with the Second Lien Loans	206,768	July 2023	$1.34 - $1.57
Warrants issued in connection with Convertible Notes exchange transaction	207,679	December 2021	$1.54
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

The warrants issued in connection with the Second Lien Loans (See Note 5 - Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights.

7. COMMITMENTS AND CONTINGENCIES

LEASES

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
(in thousands)	2018	2017
Cash interest paid	$2,310	$3,449
Accrued dividends on preferred stock	89	89
Issuance of Class A Common Stock for payment of preferred stock dividends	89	89
Issuance of Class A common stock for settlement of an obligation to a vendor	—	867

9.    SEGMENT INFORMATION

As discussed in Note 1 - Nature of Operations and Liquidity, we have retrospectively recasted the operating segments for the prior period.

We operate in two reportable segments: Cinema Equipment Business and Content & Entertainment Business, or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our CODM to evaluate performance, which is generally the segment's operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Cinema Equipment Business
Financing vehicles and administrators for 3,707 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 7,762 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of the Systems and the residual cash flows related to the Systems in Phase I Deployment after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements. We do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, collection, verification and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

Content & Entertainment Business
Leading distributor of independent content, and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$103	$—	$50,511	$29,990	$—
Content & Entertainment Business	13,147	8,701	51,878	—	—
Corporate	11	—	5,671	—	33,981
Total	$13,261	$8,701	$108,060	$29,990	$33,981

	As of March 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$115	$—	$53,427	$38,082	$—
Content & Entertainment Business	14,529	8,701	58,313	—	—
Corporate	9	—	9,442	—	30,210
Total	$14,653	$8,701	$121,182	$38,082	$30,210

	Statements of Operations
	Three Months Ended June 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,115	$5,963	$—	$13,078
Direct operating (exclusive of depreciation and amortization shown below)	312	3,113	—	3,425
Selling, general and administrative	533	3,887	2,123	6,543
Allocation of corporate overhead	399	1,038	(1,437)	—
Provision (recovery) for doubtful accounts	176	(111)	—	65
Depreciation and amortization of property and equipment	1,960	82	47	2,089
Amortization of intangible assets	12	1,382	1	1,395
Total operating expenses	3,392	9,391	734	13,517
Income (loss) from operations	$3,723	$(3,428)	$(734)	$(439)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $86 for the three months ended June 30, 2018.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	—	86	86
Total stock-based compensation	$—	$—	$86	$86

	Statements of Operations
	Three Months Ended June 30, 2017
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$9,788	$5,452	$—	$15,240
Direct operating (exclusive of depreciation and amortization shown below)	399	3,667	—	4,066
Selling, general and administrative	442	3,981	1,895	6,318
Allocation of Corporate overhead	390	829	(1,219)	—
Depreciation and amortization of property and equipment	4,201	69	87	4,357
Amortization of intangible assets	11	1,382	2	1,395
Total operating expenses	5,443	9,928	765	16,136
Income (loss) from operations	$4,345	$(4,476)	$(765)	$(896)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.3 million for the three months ended June 30, 2017.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	—	317	317
Total stock-based compensation	$—	$—	$317	$317

10. SUBSEQUENT EVENTS

On July 20, 2018, the Company entered into the Bison Loan Agreement with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan, therefore , the 2017 Loan was classified as current as of June 30, 2018 (maturity date of July 20, 2019). The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into the Letter with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 26, 2018, the Company granted 1,941,400 units of Performance Stock Units to its executives and employees under the 2017 Plan. The awards are earned in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period.

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

We previously reported in four segments. As of April 1, 2018, information that our Chief Operating Decision Maker ("CODM") regularly reviews, for purposes of evaluating Company performance, has been aggregated and as a result, the Company revised its determination of reportable segments. We have retrospectively recasted the results of operation of the segments for all the periods presented.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or "CEG"). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and Canada and in Australia and New Zealand. It also provides fee based support to over 12,000 movie screens as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of June 30, 2018, all of our 3,707 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value.

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of June 30, 2018, we had approximately $32.0 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $36.9 million of outstanding debt principal, as of June 30, 2018, that is attributable to our Content & Entertainment and Corporate segments.

Liquidity

We incurred consolidated net loss of $3.3 million and $5.2 million for the three months ended June 30, 2018, and 2017, respectively. We have an accumulated deficit of $382.6 million as of June 30, 2018. In addition, we have significant debt-related contractual obligations as of June 30, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) mature on October 21, 2018 and the Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional capital from Bison Capital Holding Company Limited (“Bison”) for final payment of the outstanding balances on the maturity dates. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Bison Note Payable

In accordance with the Stock Purchase Agreement, dated as of June 29, 2017, between the Company and Bison Entertainment Investment Limited, an affiliate of Bison (the "Stock Purchase Agreement"), on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and Media Group, another affiliate of Bison (“BEMG”), pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of this 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

On July 20, 2018, the Company entered into a term loan agreement (the “Bison Loan Agreement”) with Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1)

year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan, therefore , the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2018, (ii) the debt financing that has occurred through July 20, 2018, (iii) availability under the Credit Facility, and (iv) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least one year from June 30, 2018. Our capital requirements will depend on many factors, and we may need to use capital resources and raise additional capital. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$7,115	$9,788	$(2,673)	(27)%
Content & Entertainment Business	5,963	5,452	511	9%
	$13,078	$15,240	$(2,162)	(14)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018.

Revenues in our Content & Entertainment Business segment increased due to a stronger home video release schedule combined with a moderate increase in OTT revenues.

Direct Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$312	$399	$(87)	(22)%
Content & Entertainment Business	3,113	3,667	(554)	(15)%
	$3,425	$4,066	$(641)	(16)%

Direct operating expenses decreased in the three months ended June 30, 2018 compared to the prior period, primarily due to a significant reduction in content advance impairments in our Content & Entertainment Business segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$533	$442	$91	21%
Content & Entertainment Business	3,887	3,981	(94)	(2)%
Corporate	2,123	1,895	228	12%
	$6,543	$6,318	$225	4%

Selling, general and administrative expenses were predominately unchanged for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,960	$4,201	$(2,241)	(53)%
Content & Entertainment Business	82	69	13	19%
Corporate	47	87	(40)	(46)%
	$2,089	$4,357	$(2,268)	(52)%
Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal year 2018. The balance of the decline, for the current quarter was in the Corporate segment due to reduced depreciation for assets under capital lease and leasehold improvements.

Interest expense, net

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,404	$2,027	$(623)	(31)%
Corporate	1,291	2,014	(723)	(36)%
	$2,695	$4,041	$(1,346)	(33)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period and the payoff of one of our KBC facilities. We expect interest expense related to the KBC Facilities to continue to decrease as we continue to pay down such balances. Interest expense in our Corporate segment also decreased as we paid off the remaining amount of our $64 million convertible debt as of November 7, 2017.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, in our Cinema Equipment Business and Corporate segments, for state and federal income taxes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the three months ended June 30, 2018 decreased 41% compared to the three months ended June 30, 2017. Adjusted EBITDA loss from our non-cinema equipment business was negative $2.5 million for the three months ended June 30, 2018 compared to negative $3.2 million for the three months ended June 30, 2017. The increase in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in the Cinema Equipment Business segment.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net loss	$(3,283)	$(5,152)
Add Back:
Income tax expense	139	186
Depreciation and amortization of property and equipment	2,089	4,357
Amortization of intangible assets	1,395	1,395
Interest expense, net	2,695	4,041
Other expense, net	10	269
Change in fair value of interest rate derivatives	—	(40)
Stock-based compensation and expenses	86	317
Net loss attributable to noncontrolling interest	16	6
Adjusted EBITDA	$3,147	$5,379

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,960)	$(4,201)
Amortization of intangible assets	(12)	(11)
Income from operations	(3,723)	(4,345)
Adjusted EBITDA from non-cinema equipment business	$(2,548)	$(3,178)

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

Our critical accounting policies are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended March 31, 2018. Please refer to that section for disclosures regarding the critical accounting policies related to our business.

The Company adopted Accounting Standards Update ("ASU") Topic 606, Revenue from Contracts with Customers (“Topic 606”), as of April 1, 2018, using the modified retrospective method i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at April 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is evaluating the methods and impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) ("ASU 2016-18")". ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and the end of period total amounts on the statement of cash flows. The Company adopted this guidance as of April 1, 2018. The Company has reclassified the restricted cash in the condensed consolidated statement of cash flows for the period ended June 30, 2017 and disclosed the reconciliation of the amounts of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the totals in the consolidated statement of cash flows as of June 30, 2018 and March 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
We may continue to generate net losses in the future primarily due to depreciation and amortization, interest on notes payable, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by our debt agreements may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. The Prospect Loan requires certain screen turn performance from certain of our Cinema Equipment Business subsidiaries. While such restrictions may reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements, we do not have similar restrictions imposed upon our CEG business. We may seek to raise additional capital as necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.
In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement with BEMG, pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of this 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

On July 20, 2018, the Company entered into the Bison Loan Agreement with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan, therefore , the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into the Letter with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of June 30, 2018 was $30.0 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

Revolving Credit Agreements

As of November 14, 2017, the maximum principal amount available under our former credit agreement (the “Prior Credit Agreement”) was reduced to $11.8 million from $17.1 million. As of March 30, 2018, $7.8 million of the revolving loans was drawn upon with no amount available for borrowing. We generally used the revolving loans under the Prior Credit Agreement for working capital needs and to invest in entertainment content, and the loans are supported by the cash flows from our media library. The revolving loans under the Prior Credit Agreement bore interest at a Base Rate plus 3.5% or LIBOR plus 4.5%, at our election, and matured on March 31, 2018.

On March 30, 2018, the Company entered into a new Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank ("EWB") and the Guarantors named therein, which are certain subsidiaries of the
Company (the "EWB Loan Agreement"). The EWB Loan Agreement provides for a credit facility (the “Credit Facility”) consisting of a maximum of $19.0 million in revolving loans at any one time outstanding and having a maturity date of March 31, 2020, which may be extended for two successive periods of one year each at the sole discretion of the lender so long as certain conditions are met.

Interest is due monthly on the last day of the month based on the rate determined by the Company in prior month of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by EWB.

On March 30, 2018, the Company borrowed $8.2 million from the Credit Facility and paid the remaining balance of $7.8 million plus interest under the Prior Credit Agreement, as well as other associated legal costs.

On June 28, 2018, the Company borrowed an additional $3.0 million resulting in an availability of $6.8 million at June 30, 2018.

On August 8, 2018, the Company borrowed an additional $2.0 under the Credit Facility resulting in an availability of $4.8 million.

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

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$5,315	$4,626
Net cash used in investing activities	(197)	(227)
Net cash used in financing activities	(5,250)	(7,173)
Net change in cash and cash equivalents	$(132)	$(2,774)

As of June 30, 2018, we had cash and restricted cash balances of $18.8 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, bad debt provisions and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

Cash flows used in investing activities mainly consisted of purchases of property and equipment.

For the three months ended June 30, 2018, cash flows used in financing activities reflects payments of $8.3 million offset by $3.0 million drawn from the Credit Facility.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of June 30, 2018:

	Payments Due
Contractual Obligations (in thousands)	Total	2019	2020 & 2021	2022 & 2023	Thereafter
Long-term recourse debt	$36,927	$25,700	$11,227	$—	$—
Long-term non-recourse debt (1)	31,972	512	31,460	—	—
Debt-related obligations, principal	$68,899	$26,212	$42,687	$—	$—

Interest on recourse debt	$8,880	$7,448	$1,432	$—	$—
Interest on non-recourse debt (1)	11,873	4,322	7,551	—	—
Total interest	$20,753	$11,770	$8,983	$—	$—
Total debt-related obligations	$89,652	$37,982	$51,670	$—	$—

Total non-recourse debt including interest	$43,845	$4,834	$39,011	$—	$—
Operating lease obligations	$3,883	$996	$2,189	$698	$—

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

Seasonality

Revenues from our Cinema Equipment Business segment derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. Our CEG segment benefits from the winter holiday season, and as a result, revenues in the segment are typically highest in our fiscal third quarter; however, we believe the seasonality of motion picture exhibition is becoming less pronounced as the motion picture studios are releasing movies more evenly throughout the year.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings, LLC ("CDF2 Holdings"), our wholly-owned unconsolidated subsidiary. As discussed further in Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date.  However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Item 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance, that the objective of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2018.
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

There have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

CINEDIGM CORP.

Date:	August 14, 2018	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 14, 2018	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)