Form 10-Q
period 2018-09-30
Cinedigm Corp.
filed 2018-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

As of November 9, 2018, 35,143,208 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2018	March 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$15,691	$17,952
Accounts receivable, net	30,834	38,128
Inventory, net	626	792
Unbilled revenue	2,632	6,799
Prepaid and other current assets	8,647	10,497
Total current assets	58,430	74,168
Restricted cash	1,000	1,000
Property and equipment, net	18,173	21,483
Intangible assets, net	11,867	14,653
Goodwill	8,701	8,701
Other long-term assets	1,137	1,177
Total assets	$99,308	$121,182
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$55,777	$69,225
Current portion of notes payable, including unamortized debt discount of $1,216 and $225 respectively	24,627	4,775
Current portion of notes payable, non-recourse	300	512
Current portion of deferred revenue	1,687	1,821
Total current liabilities	82,391	76,333
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $1,825 and $2,140 respectively	28,140	37,570
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $1,151 and $3,352 respectively	14,076	25,435
Deferred revenue, net of current portion	3,101	3,842
Other long-term liabilities	255	306
Total liabilities	127,963	143,486
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at September 30, 2018 and March 31, 2018. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at September 30, 2018 and March 31, 2018; 36,383,038 and 36,261,975 shares issued and 35,069,202 and 34,948,139 shares outstanding at September 30, 2018 and March 31, 2018, respectively	35	35
Additional paid-in capital	366,804	366,223
Treasury stock, at cost; 1,313,836 Class A common shares at September 30, 2018 and March 31, 2018	(11,603)	(11,603)
Accumulated deficit	(386,149)	(379,225)
Accumulated other comprehensive loss	(22)	(38)
Total stockholders’ deficit of Cinedigm Corp.	(27,376)	(21,049)
Deficit attributable to noncontrolling interest	(1,279)	(1,255)
Total deficit	(28,655)	(22,304)
Total liabilities and deficit	$99,308	$121,182

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$13,744	$16,278	$26,822	$31,518
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	3,616	4,041	7,041	8,107
Selling, general and administrative	6,487	6,247	13,030	12,565
Provision for doubtful accounts	1,067	949	1,132	949
Depreciation and amortization of property and equipment	2,076	3,645	4,165	8,002
Amortization of intangible assets	1,395	1,395	2,790	2,790
Total operating expenses	14,641	16,277	28,158	32,413
Income (loss) from operations	(897)	1	(1,336)	(895)
Interest expense, net	(2,572)	(3,975)	(5,267)	(8,016)
Debt conversion expense and loss on extinguishment of notes payable	—	(3,205)	—	(3,205)
Other expense, net	(18)	(133)	(28)	(202)
Change in fair value of interest rate derivatives	—	43	—	83
Loss from operations before income taxes	(3,487)	(7,269)	(6,631)	(12,235)
Income tax expense	—	(196)	(139)	(382)
Net loss	(3,487)	(7,465)	(6,770)	(12,617)
Net loss attributable to noncontrolling interest	8	11	24	17
Net loss attributable to controlling interests	(3,479)	(7,454)	(6,746)	(12,600)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(3,568)	$(7,543)	$(6,924)	$(12,778)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.09)	$(0.60)	$(0.18)	$(1.07)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	37,696,256	12,650,909	37,667,934	11,958,601

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(3,487)	$(7,465)	$(6,770)	$(12,617)
Other comprehensive income (loss): foreign exchange translation	12	(12)	16	(15)
Comprehensive loss	(3,475)	(7,477)	(6,754)	(12,632)
Less: comprehensive loss attributable to noncontrolling interest	8	11	24	17
Comprehensive loss attributable to controlling interests	$(3,467)	$(7,466)	$(6,730)	$(12,615)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B		Additional Paid-In Capital	Treasury		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	$366,223	1,313,836	$(11,603)	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	86	—	—	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	$3,559	35,012,333	$35	$366,398	1,313,836	$(11,603)	$(382,581)	$(34)	$(24,226)	$(1,271)	$(25,497)
Foreign exchange translation	—	—	—	—	—	—	—	—	12	12	—	12
Stock-based compensation	—	—	—	—	317	—	—	—	—	317	—	317
Preferred stock dividends paid with common stock	—	—	56,869	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,479)	—	(3,479)	(8)	(3,487)
Balances as of September 30, 2018	7	$3,559	35,069,202	$35	$366,804	1,313,836	$(11,603)	$(386,149)	$(22)	$(27,376)	$(1,279)	$(28,655)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,770)	$(12,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	6,955	10,792
Loss on disposal of property and equipment	—	64
Amortization of debt issuance costs included in interest expense	877	1,068
Provision for doubtful accounts	1,132	949
Provision for inventory reserve	8	717
Stock-based compensation and expenses	403	647
Change in fair value of interest rate derivatives	—	83
Accretion and PIK interest expense added to note payable	902	562
Debt conversion expense and loss on extinguishment of notes payable	—	3,205
Changes in operating assets and liabilities;
Accounts receivable	6,162	26,490
Inventory	158	(391)
Unbilled revenue	4,167	987
Prepaid expenses and other assets	1,890	720
Accounts payable and accrued expenses	(13,452)	(11,673)
Deferred revenue	(875)	(1,143)
Net cash provided by operating activities	1,557	20,460
Cash flows from investing activities:
Purchases of property and equipment	(855)	(345)
Purchases of intangible assets	(4)	—
Net cash used in investing activities	(859)	(345)
Cash flows from financing activities:
Payment of notes payable	(9,959)	(15,042)
Proceeds (repayments) under revolving credit agreement, net	7,000	(7,624)
Principal payments on capital leases	—	(58)
Payments of debt issuance costs	—	(296)
Net cash used in financing activities	(2,959)	(23,020)
Net change in cash and cash equivalents	(2,261)	(2,905)
Cash, cash equivalents, and restricted cash at beginning of period	18,952	13,566
Cash, cash equivalents, and restricted cash at end of period	$16,691	$10,661

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

Change of Reportable Segments

We previously had four reportable segments. As of April 1, 2018, information that our Chief Operating Decision Maker ("CODM") regularly reviews, for purposes of evaluating Company performance has been aggregated due to the winding down of CDF I. As a result, the Company reassessed and decided to revise its determination of the reportable segments. We now present our results of operations in two reportable segments as follows: (1) Cinema Equipment Business and (2) Content and Entertainment Business (“Content & Entertainment” or "CEG"). See Note 9 - Segment Information for detailed descriptions of our segments. We have retrospectively recast the results of operations for the reportable segments for all periods presented.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $386.1 million, and negative working capital of $24.0 million, as of September 30, 2018. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of September 30, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million was paid in full by October 18, 2018, prior to its maturity date of October 21, 2018. The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the outstanding balances of the Second Lien Loans on the maturity date. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) to which the Company borrowed $5.0 million from the Lender. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Bison Note Payable

In accordance with the Stock Purchase Agreement (as defined below in Note 5 - Notes Payable ), on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and Media Group, an affiliate of Bison ("BEMG"), pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of the 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

On July 20, 2018, the Company entered into a term loan agreement (the “Bison Loan Agreement”) with Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan. Therefore, the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2018, (ii) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least one year from September 30, 2018, and (iii) the support or availability of funding from Bison and other parties. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	September 30, 2018	March 31, 2018
Cash and Cash Equivalents	$15,691	$17,952
Restricted Cash	1,000	1,000
	$16,691	$18,952

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Impairments and accelerated amortization related to advances were $0.6 million and $1.1 million respectively, for the six months ended September 30, 2018 and 2017, respectively.

INVENTORY, NET

Inventory consists of finished goods inventory of Company-owned DVD and Blu-ray Disc titles and is stated at the lower of cost (determined based on weighted average cost) or market. We identify inventory items to be written down for obsolescence based on their sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment, software and internal-use software	3 - 5 years
Digital cinema projection systems	10 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 6 years

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2018 and March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At September 30, 2018 and March 31, 2018, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and six months ended September 30, 2018 and 2017, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months or six months ended September 30, 2018 and 2017.

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

REVENUE RECOGNITION

Adoption of ASU Topic 606, "Revenue from Contracts with Customers"

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

The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and September 30, 2018 was $5.7 million and $4.8 million, respectively. For the three and six months ended September 30, 2018, the additions to our deferred revenue balance were primarily due to cash payments are received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and six months ended September 30, 2018, $0.7 million and $2.1 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $4.8 million We expect to recognize approximately $1.7 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three months and six months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Cinema Equipment Business:
Phase I Deployment	$2,663	$5,268
Phase II Deployment	3,257	6,437
Services	1,571	2,901
Total Cinema Equipment Business revenue	$7,491	$14,606

Content & Entertainment Business:
Base Distribution Business	$3,971	$7,733
OTT Streaming and Digital	2,282	4,483
Total Content & Entertainment Business revenue	$6,253	$12,216

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, property taxes and insurance on systems, shipping costs, royalty expenses, impairments of advances, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Direct operating	$—	$13	$—	$13
Selling, general and administrative	317	317	403	634
	$317	$330	$403	$647

During the three months ended September 30, 2018, the Company granted 355,000 of stock appreciation rights ("SARs") to a Company executive. There were 700,000 SARs granted to our Chief Executive Officer ("CEO") during the six months ended September 30, 2018. The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan").

On July 26, 2018, the Company granted 1,941,400 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs. Based on their analysis, using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, as of the valuation date, was $0.66. There was $169 thousand of stock-based compensation recorded in the three and six months ended September 30, 2018 related to these PSUs.

No awards were granted during three months and six months ended September 30, 2017.

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit were considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of June 30, 2017 excludes 1,179,138 shares. During the year ended March 31, 2018, the Company settled these shares and included them in the calculation of weighted average shares outstanding for the three and six months ended September 30, 2018.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the three months ended September 30, 2018 and 2017, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,948,574 shares and 1,481,127 shares as of September 30, 2018 and 2017, respectively, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of three months and six months ended September 30, 2018 and 2017, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating their contracts and the methods and impact of adopting this guidance on its consolidated financial statements.

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

On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance, which was early adopted by the Company, requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

As of September 30, 2018 and March 31, 2018, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million as of September 30, 2018 and $0.4 million as of March 31, 2018, which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying condensed consolidated statements of operations include $0.3 million and $0.6 million of digital cinema servicing revenue from CDF2 Holdings for the three months and six months ended each of September 30, 2018, respectively. For the three months and six months ended September 30, 2017, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings.

Total Stockholders' Deficit of CDF2 Holdings at September 30, 2018 and March 31, 2018 was $28.1 million and $26.3 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2018 and March 31, 2018 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. No income tax expense was recorded for the three months ended September 30, 2018. We recorded income tax expense of $0.2 million for the three months ended September 30, 2017. For the six months ended September 30, 2018 and 2017, we recorded income tax expense of $0.1 million and $0.4 million, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the six months ended September 30, 2018 and 2017 was negative 2.1% and negative 3.3%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2018		March 31, 2018
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$29,965	$—	$39,710
KBC Facilities	—	—	154	—
P2 Vendor Note	300	—	336	—
P2 Exhibitor Notes	—	—	22	—
Total non-recourse notes payable	300	29,965	512	39,710
Less: Unamortized debt issuance costs and debt discounts	—	(1,825)	—	(2,140)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$300	$28,140	$512	$37,570

Bison Note Payable	$10,000	$—	$—	$10,000
Second Lien Loans	10,843	—	—	10,560
Credit Facility	—	15,227	—	8,227
2013 Notes	5,000	—	5,000	—
Total recourse notes payable	25,843	15,227	5,000	28,787
Less: Unamortized debt issuance costs and debt discounts	(1,216)	(1,151)	(225)	(3,352)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$24,627	$14,076	$4,775	$25,435
Total notes payable, net of unamortized debt issuance costs	$24,927	$42,216	$5,287	$63,005

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2018, and March 31, 2018, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	September 30, 2018	March 31, 2018
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(44,813)	(35,068)
Prospect Loan, net	29,965	39,710
Less current portion	—	—
Total long term portion	$29,965	$39,710

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of the deployment under our Cinema Equipment Business segment. There were no borrowings under the KBC Facilities during the six months ended September 30, 2018. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	September 30, 2018	March 31, 2018
3	11,425	3.75%	March 2019	$—	$154

1.	For this facility, principal is to be repaid in twenty-eight quarterly installments.

2.	The facility bears interest at the three-month LIBOR rate, which was 2.396% at September 30, 2018, plus the interest rate noted above.

Bison Note Payable

In December 2017, the Company entered into a loan with BEMG for $10.0 million (the "2017 Loan") and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017 (the "Stock Purchase Agreement").

On July 20, 2018, the Company entered into the Bison Loan Agreement with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan. On July 20, 2018, the Company also entered into the Letter with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2018, we borrowed an aggregate principal amount of $1.5 million under the Second Lien Loan Agreement and have an outstanding balance of $10.8 million as of September 30, 2018 which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. As of September 30, 2018, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three or six months ended September 30, 2018. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

Credit Facility and Cinedigm Revolving Loans

On March 30, 2018, the Company entered into a Credit Facility with a retail bank for a maximum of $19.0 million in revolving loans outstanding at any one time with a maturity date of March 31, 2020, which may be extended for two successive one-year periods at the sole discretion of the lender, subject to certain conditions.

Interest under the Credit Facility is due monthly at a rate elected by the Company of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by the lender.

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the Prior Credit Agreement (as defined below). On June 28, 2018, the Company borrowed an additional $3.0 million and during the three months ended September 30, 2018, an additional $4.0 million was borrowed under the Credit Facility. As of September 30, 2018, availability under the Credit Facility based on the Company's borrowing base is $0.8 million.

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

The principal amount outstanding under the 2013 Notes was due on October 21, 2018. The 2013 Notes bore interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes of $5.0 million were paid in full by October 18, 2018 prior to its maturity date of October 21, 2018. See Note 10 - Subsequent Events.

Ron Chez, a former director and a current strategic advisor to the Company, was a holder of $3.0 million of the 2013 Notes as of September 30, 2018 and March 31, 2018.

Zvi Rhine, a member of our Board of Directors and a related party, was a holder of $0.5 million of the 2013 Notes as of September 30, 2018 and March 31, 2018.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the six months ended September 30, 2018, we issued 121,063 shares of Class A Common Stock in connection with the payment of preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of September 30, 2018 and 2017. In October 2018, we paid the preferred stock dividends in arrears in the form of 74,355 shares of Class A Common Stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of September 30, 2018 and March 31, 2018.

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

As of September 30, 2018 and March 31, 2018, there were 338,315 shares outstanding in the Plan with weighted average exercise price of $15.57 and a weighted average contract life of 4.63 years.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,098,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan.

Stock Appreciation Rights

On June 7, 2018, 700,000 SARs were granted to the CEO of the Company. Each SAR entitles the CEO to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.47, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. There was approximately $104 thousand of stock based compensation recorded for the six months ended September 30, 2018 relating to these SARs. These SARs expire ten years from the grant date and vest 233,333 shares on each of March 31, 2019 and March 31, 2020, and 233,334 shares on March 31, 2021.

On September 28, 2018, 355,000 SARs were granted to a Company executive. Each SAR entitles the participant to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.16, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. Stock-based compensation was immaterial for the six months ended September 30, 2018 relating to these SARs. These SARs expire ten years from the grant date and vest 118,333 shares on each of March 31, 2019 and March 31, 2020, and 118,334 shares on March 31, 2021.
Performance Stock Units

On July 26, 2018, the Company granted 1,941,400 PSUs to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs. Based on their analysis, using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's as of the valuation date, was $0.66. There was $169 thousand of stock-based compensation recorded for the six months ended September 30, 2018 related to these PSUs.

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

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of September 30, 2018, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of September 30, 2018. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding		Expiration	Exercise price per share
Strategic management service provider	52,500		July 2021	$17.20 - $30.00
Warrants issued to creditors in connection with the 2013 Notes (the "2013 Warrants")	125,063	(a)	October 2018	$18.50
Warrants issued to Ronald L. Chez in connection with the Second Lien Loans	206,768		July 2023	$1.34 - $1.57
Warrants issued in connection with Convertible Notes exchange transaction	207,679		December 2021	$1.54
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000		December 2022	$1.80

(a) These warrants expired on October 18, 2018.

The warrants issued in connection with the Second Lien Loans (See Note 5 - Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights.

7. COMMITMENTS AND CONTINGENCIES

LEASES

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended September 30,
(in thousands)	2018	2017
Cash interest paid	$4,457	$6,495
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	178	178
Issuance of Class A common stock for settlement of an obligation to a vendor	—	867
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	—	1,462

9.    SEGMENT INFORMATION

As discussed in Note 1 - Nature of Operations and Liquidity, we have retrospectively recast the operating segments for the prior period.

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
Cinema Equipment Business
Financing vehicles and administrators for 3,707 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 7,616 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$92	$—	$50,201	$28,440	$—
Content & Entertainment Business	11,764	8,701	45,435	—	—
Corporate	11	—	3,672	—	38,703
Total	$11,867	$8,701	$99,308	$28,440	$38,703

	As of March 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$115	$—	$53,427	$38,082	$—
Content & Entertainment Business	14,529	8,701	58,313	—	—
Corporate	9	—	9,442	—	30,210
Total	$14,653	$8,701	$121,182	$38,082	$30,210

	Statements of Operations
	Three Months Ended September 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,491	$6,253	$—	$13,744
Direct operating (exclusive of depreciation and amortization shown below)	410	3,206	—	3,616
Selling, general and administrative	465	3,833	2,189	6,487
Allocation of corporate overhead	390	1,015	(1,405)	—
Provision for doubtful accounts	1,067	—	—	1,067
Depreciation and amortization of property and equipment	1,942	87	47	2,076
Amortization of intangible assets	11	1,382	2	1,395
Total operating expenses	4,285	9,523	833	14,641
Income (loss) from operations	$3,206	$(3,270)	$(833)	$(897)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.3 million for the three months ended September 30, 2018.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	5	65	247	317
Total stock-based compensation	$5	$65	$247	$317

	Statements of Operations
	Three Months Ended September 30, 2017
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$10,025	$6,253	$—	$16,278
Direct operating (exclusive of depreciation and amortization shown below)	352	3,689	—	4,041
Selling, general and administrative	428	3,903	1,916	6,247
Allocation of Corporate overhead	410	872	(1,282)	—
Provision for doubtful accounts	949	—	—	949
Depreciation and amortization of property and equipment	3,476	82	87	3,645
Amortization of intangible assets	12	1,381	2	1,395
Total operating expenses	5,627	9,927	723	16,277
Income (loss) from operations	$4,398	$(3,674)	$(723)	$1

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.3 million for the three months ended September 30, 2017.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$8	$5	$—	$13
Selling, general and administrative	4	223	90	317
Total stock-based compensation	$12	$228	$90	$330

	Statements of Operations
	Six Months Ended September 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$14,606	$12,216	$—	$26,822
Direct operating (exclusive of depreciation and amortization shown below)	722	6,319	—	7,041
Selling, general and administrative	998	7,720	4,312	13,030
Allocation of corporate overhead	789	2,053	(2,842)	—
Provision (recovery) for doubtful accounts	1,243	(111)	—	1,132
Depreciation and amortization of property and equipment	3,902	169	94	4,165
Amortization of intangible assets	23	2,764	3	2,790
Total operating expenses	7,677	18,914	1,567	28,158
Income (loss) from operations	$6,929	$(6,698)	$(1,567)	$(1,336)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the six months ended September 30, 2018.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	5	65	333	403
Total stock-based compensation	$5	$65	$333	$403

	Statements of Operations
	Six Months Ended September 30, 2017
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$19,813	$11,705	$—	$31,518
Direct operating (exclusive of depreciation and amortization shown below)	751	7,356	—	8,107
Selling, general and administrative	870	7,884	3,811	12,565
Allocation of corporate overhead	800	1,701	(2,501)	—
Provision for doubtful accounts	949	—	—	949
Depreciation and amortization of property and equipment	7,677	151	174	8,002
Amortization of intangible assets	23	2,763	4	2,790
Total operating expenses	11,070	19,855	1,488	32,413
Income (loss) from operations	$8,743	$(8,150)	$(1,488)	$(895)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.6 million for the six months ended September 30, 2017.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$8	$5	$—	$13
Selling, general and administrative	4	223	407	634
Total stock-based compensation	$12	$228	$407	$647

10. SUBSEQUENT EVENTS

On October 9, 2018, the Company issued a Convertible Note to a Lender which the Company borrowed $5.0 million from the Lender. The Convertible Note has a term of one year from issuance, with two one-year extensions available at the option of the Company, and bears interest at 8% per annum. The principal is payable upon maturity, in cash or in shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”) at the Company’s election. The Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The Convertible Note is convertible, in whole or in part from time to time, into shares of Common Stock at the holder’s election or at the Company’s election. Upon conversion, the Company may elect to settle such conversion with shares of Common Stock or a combination of cash and shares of Common Stock. At maturity, the Company may elect to pay in cash or shares of Common Stock.

In October 2018, all of the proceeds from the Convertible Note were used to repay the $5.0 million principal amount outstanding under the 2013 Notes prior to its maturity of October 21, 2018. The warrants issued to creditors in connection with the 2013 Notes expired with the payment of the $5.0 million of 2013 Notes.

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

We previously reported in four segments. As of April 1, 2018, information that our Chief Operating Decision Maker ("CODM") regularly reviews, for purposes of evaluating Company performance, has been aggregated and as a result, the Company revised its determination of reportable segments. We have retrospectively recast the results of operation of the segments for all the periods presented.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or "CEG"). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout the United States and Canada and in Australia and New Zealand. It also provides fee-based support to over 12,000 movie screens as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of September 30, 2018, all of our 3,707 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through December 2020, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value.

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of September 30, 2018, we had approximately $30.3 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $41.1 million of outstanding debt principal, as of September 30, 2018, that is attributable to our Content & Entertainment and Corporate segments.

Liquidity

We incurred consolidated net loss of $3.5 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively. We have an accumulated deficit of $386.1 million, and negative working capital of $24.0 million, as of September 30, 2018. In addition, we have significant debt-related contractual obligations as of September 30, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million were paid in full by October 18, 2018 prior to its maturity date of October 21, 2018. The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the outstanding balances of the Second Lien Loans on the maturity date. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) to which the Company borrowed $5.0 million from the Lender. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

On July 20, 2018, the Company entered into a term loan agreement (the “Bison Loan Agreement”) with Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan. Therefore , the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2018, (ii) expected cash flows from operations will be sufficient to satisfy our liquidity and capital requirements for at least one year from September 30, 2018, and (iii) the support or availability of funding from Bison and other parties. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$7,491	$10,025	$(2,534)	(25)%
Content & Entertainment Business	6,253	6,253	—	—%
	$13,744	$16,278	$(2,534)	(16)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018.

Revenues in our Content & Entertainment Business segment were consistent due to a steady home video release schedule combined with and constant OTT revenues.

Direct Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$410	$352	$58	16%
Content & Entertainment Business	3,206	3,689	(483)	(13)%
	$3,616	$4,041	$(425)	(11)%

Direct operating expenses decreased in the three months ended September 30, 2018 compared to the prior period primarily due to a reduction in content advance impairments in our Content & Entertainment Business segment. In addition, royalty expense and other direct operating costs including inventory, film rental and marketing costs declined compared to the three months ended September 30, 2017.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$465	$428	$37	9%
Content & Entertainment Business	3,833	3,903	(70)	(2)%
Corporate	2,189	1,916	273	14%
	$6,487	$6,247	$240	4%

Selling, general and administrative expenses were predominately unchanged for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Provision for Doubtful Accounts

The provision for doubtful accounts is primarily related to two Cinema Equipment Business customers. We are currently in negotiation with one customer on the revision of contract terms, where the customer has been slow paying, and we also recorded a bad debt provision for a customer due to bankruptcy proceedings.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,942	$3,476	$(1,534)	(44)%
Content & Entertainment Business	87	82	5	6%
Corporate	47	87	(40)	(46)%
	$2,076	$3,645	$(1,569)	(43)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal year 2018.

Interest expense, net

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,222	$1,929	$(707)	(37)%
Corporate	1,350	2,046	(696)	(34)%
	$2,572	$3,975	$(1,403)	(35)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, due to the payoff of our KBC facilities and P2 Exhibitor Notes, and the reduction of the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of the payoff of the remaining $46.7 million of the convertible debt that was outstanding as at September 30, 2017, offset by increase in interest expense for the Bison note which began December 29, 2017.

Income Tax Expense

We did not record any income tax expense for the three months ended September 30, 2018. We recorded $0.2 million of income tax expense for the three months ended September 30, 2017 in our Cinema Equipment Business and Corporate segments, for state and federal income taxes.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $3.2 million for the three months ended September 30, 2017 for the conversion of $3.8 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the three months ended September 30, 2018 decreased, by $3.0 million or 51%, compared to the three months ended September 30, 2017. Adjusted EBITDA loss from our non-cinema equipment business was negative $2.3 million for the three months ended September 30, 2018 compared to negative $2.4 million for the three months ended September 30, 2017. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in the Cinema Equipment Business segment.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2018	2017
Net loss	$(3,487)	$(7,465)
Add Back:
Income tax expense	—	196
Depreciation and amortization of property and equipment	2,076	3,645
Amortization of intangible assets	1,395	1,395
Interest expense, net	2,572	3,975
Debt conversion expense and loss on extinguishment of notes payable	—	3,205
Other expense, net	18	233
Change in fair value of interest rate derivatives	—	(43)
Provision for doubtful accounts	—	393
Stock-based compensation and expenses	317	330
Net loss attributable to noncontrolling interest	8	11
Adjusted EBITDA	$2,899	$5,875

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,942)	$(3,476)
Amortization of intangible assets	(11)	(12)
Provision for doubtful accounts	—	(393)
Other (income) expense, net	—	—
Income from operations	(3,206)	(4,398)
Adjusted EBITDA from non-cinema equipment business	$(2,260)	$(2,404)

Results of Operations for the Six Months Ended September 30, 2018 and 2017

Revenues

	Six Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$14,606	$19,813	$(5,207)	(26)%
Content & Entertainment Business	12,216	11,705	511	4%
	$26,822	$31,518	$(4,696)	(15)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018, offset by a slight increase in our Content & Entertainment Business segment due to a stronger home video release schedule combined with a moderate increase in OTT revenues.

Direct Operating Expenses

	Six Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$722	$751	$(29)	(4)%
Content & Entertainment Business	6,319	7,356	(1,037)	(14)%
	$7,041	$8,107	$(1,066)	(13)%

Direct operating expenses decreased in the six months ended September 30, 2018 compared to the prior period, primarily due to a significant reduction in content advance impairments in our Content & Entertainment Business. In addition, a year over year sales decrease contributed to a reduction in royalty expense and other direct operating costs including inventory and film rental.

Selling, General and Administrative Expenses

	Six Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$998	$870	$128	15%
Content & Entertainment Business	7,720	7,884	(164)	(2)%
Corporate	4,312	3,811	501	13%
Total	$13,030	$12,565	$465	4%

The increase in selling, general and administrative expense for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, were primarily expenses relating to corporate recruitment and bonuses.

Provision for Doubtful Accounts

The provision for doubtful accounts is primarily related to two Cinema Equipment Business customers. We are currently in negotiation with one customer on the revision of contract terms, where the customer has been slow paying, and we also recorded a bad debt provision for a customer due to bankruptcy proceedings.

Depreciation and Amortization Expense on Property and Equipment

	Six Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$3,902	$7,677	$(3,775)	(49)%
Content & Entertainment Business	169	151	18	12%
Corporate	94	174	(80)	(46)%
	$4,165	$8,002	$(3,837)	(48)%
Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal year 2018. The balance of the decline, for the current quarter was in the Corporate segment due to reduced depreciation for assets under capital lease and leasehold improvements.

Interest expense, net

	Six Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$2,626	$3,956	$(1,330)	(34)%
Corporate	2,641	4,060	(1,419)	(35)%
	$5,267	$8,016	$(2,749)	(34)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, due to the payoff of our KBC facilities and P2 Exhibitor Notes, and the reduction of the Prospect Term Loan. Interest expense in our Corporate segment decreased due to a decline in debt issuance costs and primarily as a result of the payoff of the remaining $46.7 million of the convertible debt that was outstanding as at September 30, 2017, offset by increase in interest expense for the Bison note which began December 29, 2017.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.4 million for the six months ended September 30, 2018 and 2017, respectively, in our Cinema Equipment Business and Corporate segments, for state and federal income taxes.

Debt conversion expense and loss on extinguishment of notes payable

We recorded debt conversion expense and loss on extinguishment of notes payable of $3.2 million for the six months ended September 30, 2017 for the conversion of $3.8 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the six months ended September 30, 2018 decreased by $5.2 million or 46%, compared to the six months ended September 30, 2017. Adjusted EBITDA loss from our non-cinema equipment business was negative $4.8 million for the six months ended September 30, 2018 compared to negative $5.6 million for the six months ended September 30, 2017. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in the Cinema Equipment Business segment.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Six Months Ended September 30,
($ in thousands)	2018	2017
Net loss	$(6,770)	$(12,617)
Add Back:
Income tax expense	139	382
Depreciation and amortization of property and equipment	4,165	8,002
Amortization of intangible assets	2,790	2,790
Interest expense, net	5,267	8,016
Debt conversion expense and loss on extinguishment of notes payable	—	3,205
Other expense, net	28	502
Change in fair value of interest rate derivatives	—	(83)
Provision for doubtful accounts	—	393
Stock-based compensation and expenses	403	647
Net loss attributable to noncontrolling interest	24	17
Adjusted EBITDA	$6,046	$11,254

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(3,902)	$(7,677)
Amortization of intangible assets	(23)	(23)
Provision for doubtful accounts	—	(393)
Other (income) expense, net	—	—
Income from operations	(6,929)	(8,743)
	$(4,808)	$(5,582)

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating their contracts and the methods and impact of adopting this guidance on its consolidated financial statements.

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

On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance, which was early adopted by the Company, requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

On July 20, 2018, the Company entered into the Bison Loan Agreement with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term (maturity date of July 20, 2019) that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The 2018 Loan is unsecured and may be prepaid without premium or penalty at the election of the Company or upon demand of Bison Global, and contains customary covenants, representations and warranties. The proceeds of the 2018 Loan were used to prepay the 2017 Loan. Therefore , the 2017 Loan was classified as current as of June 30, 2018. The 2018 Loan is evidenced by a note dated as of July 20, 2018 (the “Note”). On July 20, 2018, the Company also entered into the Letter with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) to which the Company borrowed $5.0 million from the Lender. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of September 30, 2018 was $28.4 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

On March 30, 2018, the Company borrowed $8.2 million from the Credit Facility and paid the remaining balance of $7.8 million plus interest under the Prior Credit Agreement, as well as other associated legal costs. On June 28, 2018, the Company borrowed an additional $3.0 million and during the three months ended September 30, 2018, an additional $4.0 million was borrowed under the Credit Facility. As of September 30, 2018, availability under the Credit Facility is $0.8 million.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes") and warrants to purchase 150,000 shares of Class A Common Stock to such investors. The principal amount outstanding under the 2013 Notes, which bore interest at 9.0% per annum and was payable in quarterly installments, was due on October 21, 2018.
In October, 2018 these notes were paid in full prior to their maturity.

In addition, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$1,557	$20,460
Net cash used in investing activities	(859)	(345)
Net cash used in financing activities	(2,959)	(23,020)
Net change in cash and cash equivalents	$(2,261)	$(2,905)

As of September 30, 2018, we had cash and restricted cash balances of $16.7 million.

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

For the six months ended September 30, 2018, cash flows used in financing activities reflects payments of $9.7 million for the 2013 Prospect Loan, and $0.2 million for the KBC Note, offset by $7.0 million drawn from the Credit Facility.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of September 30, 2018:

	Payments Due
Contractual Obligations (in thousands)	Total	2019	2020 & 2021	2022 & 2023	Thereafter
Long-term recourse debt	$41,070	$25,843	$15,227	$—	$—
Long-term non-recourse debt (1)	30,265	300	29,965	—	—
Debt-related obligations, principal	$71,335	$26,143	$45,192	$—	$—

Interest on recourse debt	$8,534	$7,227	$1,307	$—	$—
Interest on non-recourse debt (1)	10,264	4,106	6,158	—	—
Total interest	$18,798	$11,333	$7,465	$—	$—
Total debt-related obligations	$90,133	$37,476	$52,657	$—	$—

Total non-recourse debt including interest	$40,529	$4,406	$36,123	$—	$—
Operating lease obligations	$3,589	$702	$2,189	$698	$—

(1)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse, with respect to defaults, is limited to the value of the asset that is collateral for the debt. The Prospect Loan is not guaranteed by us or our other subsidiaries, other than Phase 1 DC and DC Holdings and the KBC Facilities are not guaranteed by us or our other subsidiaries, other than Phase 2 DC.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on our debt obligations, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the terms of our debt obligations may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. We feel we are adequately financed for at least the next twelve months; however we may need to raise additional capital for working capital as deemed necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during this fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 41 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
4.1	‑‑	Promissory Note between the Company and Bison Global Investment SPC dated July 20, 2018.
10.1	‑‑	Loan Termination Agreement dated as of July 20, 2018 between the Company and Bison Entertainment Media Group.
10.2	‑‑	Term Loan Agreement dated as of July 20, 2018 between the Company and Bison Global Investment SPC and on behalf of Global Investment SPC-Bison Global No. 1 SP, as Lender.
10.3	‑‑	Side Letter dated as of July 20, 2018 between the Company and Bison Entertainment and Media Group, as Guarantor.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	November 14, 2018	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 14, 2018	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)