Form 10-Q
period 2018-12-31
Cinedigm Corp.
filed 2019-02-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2018

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

As of February 11, 2019, 35,678,248 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2018	March 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,141	$17,952
Accounts receivable, net	38,893	38,128
Inventory, net	632	792
Unbilled revenue	1,946	6,799
Prepaid and other current assets	9,397	10,497
Total current assets	68,009	74,168
Restricted cash	1,000	1,000
Property and equipment, net	16,312	21,483
Intangible assets, net	10,685	14,653
Goodwill	8,701	8,701
Other long-term assets	1,107	1,177
Total assets	$105,814	$121,182
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$67,511	$69,225
Current portion of notes payable, including unamortized debt discount of $1,217 and $225 respectively	24,772	4,775
Current portion of notes payable, non-recourse	279	512
Current portion of deferred revenue	1,728	1,821
Total current liabilities	94,290	76,333
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $1,663 and $2,140 respectively	24,742	37,570
Notes payable, net of current portion and unamortized debt issuance costs and debt discounts of $813 and $3,352 respectively	14,989	25,435
Deferred revenue, net of current portion	2,728	3,842
Other long-term liabilities	229	306
Total liabilities	136,978	143,486
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at December 31, 2018 and March 31, 2018. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at December 31, 2018 and March 31, 2018; 36,830,922 and 36,261,975 shares issued and 35,517,086 and 34,948,139 shares outstanding at December 31, 2018 and March 31, 2018, respectively	36	35
Additional paid-in capital	367,630	366,223
Treasury stock, at cost; 1,313,836 Class A common shares at December 31, 2018 and March 31, 2018	(11,603)	(11,603)
Accumulated deficit	(389,496)	(379,225)
Accumulated other comprehensive loss	3	(38)
Total stockholders’ deficit of Cinedigm Corp.	(29,871)	(21,049)
Deficit attributable to noncontrolling interest	(1,293)	(1,255)
Total deficit	(31,164)	(22,304)
Total liabilities and deficit	$105,814	$121,182

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues	$14,643	$18,492	$41,465	$50,010
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	5,246	6,363	12,287	14,470
Selling, general and administrative	6,425	9,259	19,455	21,824
Provision for doubtful accounts	113	631	1,245	1,580
Depreciation and amortization of property and equipment	2,074	2,213	6,239	10,215
Amortization of intangible assets	1,397	1,395	4,187	4,185
Total operating expenses	15,255	19,861	43,413	52,274
Loss from operations	(612)	(1,369)	(1,948)	(2,264)
Interest expense, net	(2,593)	(3,147)	(7,860)	(11,163)
Debt conversion expense and loss on extinguishment of notes payable	—	(1,299)	—	(4,504)
Other expense, net	(12)	(40)	(40)	(242)
Change in fair value of interest rate derivatives	—	44	—	127
Loss from operations before income taxes	(3,217)	(5,811)	(9,848)	(18,046)
Income tax expense	(55)	(113)	(194)	(495)
Net loss	(3,272)	(5,924)	(10,042)	(18,541)
Net loss attributable to noncontrolling interest	14	15	38	32
Net loss attributable to controlling interests	(3,258)	(5,909)	(10,004)	(18,509)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(3,347)	$(5,998)	$(10,271)	$(18,776)
Net loss per Class A and Class B common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.09)	$(0.20)	$(0.27)	$(1.02)
Weighted average number of Class A and Class B common stock outstanding: basic and diluted	38,033,756	29,389,017	37,793,845	18,399,597

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(3,272)	$(5,924)	$(10,042)	$(18,541)
Other comprehensive income (loss): foreign exchange translation	25	2	41	(13)
Comprehensive loss	(3,247)	(5,922)	(10,001)	(18,554)
Less: comprehensive loss attributable to noncontrolling interest	14	15	38	32
Comprehensive loss attributable to controlling interests	$(3,233)	$(5,907)	$(9,963)	$(18,522)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENT OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B		Additional Paid-In Capital	Treasury		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	$366,223	1,313,836	$(11,603)	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	86	—	—	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	$3,559	35,012,333	35	$366,398	1,313,836	$(11,603)	$(382,581)	$(34)	$(24,226)	$(1,271)	$(25,497)
Foreign exchange translation	—	—	—	—	—	—	—	—	12	12	—	12
Stock-based compensation	—	—	—	—	317	—	—	—	—	317	—	317
Preferred stock dividends paid with common stock	—	—	56,869	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,479)	—	(3,479)	(8)	(3,487)
Balances as of September 30, 2018	7	$3,559	35,069,202	$35	$366,804	1,313,836	$(11,603)	$(386,149)	$(22)	$(27,376)	$(1,279)	$(28,655)
Issuance of shares for asset acquisition	—	—	137,667	—	106	—	—	—	—	106	—	106
Foreign exchange translation	—	—	—	—	—	—	—	—	25	25	—	25
Issuance of common stock for third party professional services	—	—	225,862	1	—	—	—	—	—	1	—	1
Fair value of conversion feature in connection with convertible note	—	—	—	—	270	—	—	—	—	270	—	270
Stock-based compensation	—	—	—	—	361	—	—	—	—	361	—	361
Issuance of restricted stock to employees	—	—	10,000	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid with common stock	—	—	74,355	—	89	—	—	(89)	—	—	—	—
Net loss	—	—	—		—	—	—	(3,258)	—	(3,258)	(14)	(3,272)
Balances as of December 31, 2018	7	$3,559	35,517,086	$36	$367,630	1,313,836	$(11,603)	$(389,496)	$3	$(29,871)	$(1,293)	$(31,164)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,042)	$(18,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	10,426	14,400
Loss on disposal of property and equipment	—	64
Amortization of debt issuance costs included in interest expense	1,377	1,573
Provision for doubtful accounts	1,245	1,580
(Recovery) provision for inventory reserve	(49)	327
Stock-based compensation and expenses	763	2,214
Change in fair value of interest rate derivatives	—	127
Accretion and PIK interest expense added to note payable	1,316	862
Debt conversion expense and loss on extinguishment of notes payable	—	4,504
Changes in operating assets and liabilities;
Accounts receivable	(2,010)	14,380
Inventory	209	(2)
Unbilled revenue	4,853	908
Prepaid expenses and other assets	1,170	2,383
Accounts payable and accrued expenses	(1,718)	(8,966)
Deferred revenue	(1,207)	(1,717)
Net cash provided by operating activities	6,333	14,096
Cash flows from investing activities:
Purchases of property and equipment	(1,068)	(531)
Purchases of intangible assets	(111)	(3)
Net cash used in investing activities	(1,179)	(534)
Cash flows from financing activities:
Payment of notes payable	(18,539)	(38,375)
Proceeds (repayments) under revolving credit agreement, net	7,574	(7,790)
Proceeds from issuance of convertible note and notes payable	5,000	10,000
Repurchase of Class A common stock	—	(163)
Net proceeds from issuance of common stock	—	28,054
Principal payments on capital leases	—	(66)
Payments of debt issuance costs	—	(570)
Net cash used in financing activities	(5,965)	(8,910)
Net change in cash and cash equivalents	(811)	4,652
Cash, cash equivalents, and restricted cash at beginning of period	18,952	13,566
Cash, cash equivalents, and restricted cash at end of period	$18,141	$18,218

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

Change of Reportable Segments

We previously had four reportable segments. As of April 1, 2018, information that our Chief Operating Decision Maker ("CODM") regularly reviews, for purposes of evaluating Company performance has been aggregated due to the winding down of Cinedigm Digital Funding I, LLC ("CDF I"). As a result, the Company reassessed and decided to revise its determination of the reportable segments. We now present our results of operations in two reportable segments as follows: (1) Cinema Equipment Business and (2) Content and Entertainment Business (“Content & Entertainment” or "CEG"). See Note 9 - Segment Information for detailed descriptions of our segments. We have retrospectively recast the results of operations for the reportable segments for all periods presented.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $389.5 million and negative working capital of $26.3 million as of December 31, 2018. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of December 31, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million were paid in full on October 18, 2018, prior to their maturity date of October 21, 2018. The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional funding from or through Bison Capital Holding Limited or affiliates ("Bison") to pay the outstanding balances of the Second Lien Loans on the maturity date. See Note 5 - Notes Payable.

The $10.0 million note payable with Bison Global Investment SPC due July 20, 2019 is guaranteed by Bison Entertainment and Media Group ("BEMG"). See Note 5 - Notes Payable.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. See Note 5 - Notes Payable. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. See Note 5 - Notes Payable.

Bison Note Payable

In accordance with the Stock Purchase Agreement (as defined below in Note 5 - Notes Payable ), on December 29, 2017, the Company entered into a loan agreement with BEMG, an affiliate of Bison Capital Holding Limited ("Bison") , pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of the 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). See Note 6 - Stockholders' Deficit for discussion of the Warrants.

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

We believe the combination of: (i) our cash and cash equivalent balances at December 31, 2018, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and other parties will be sufficient to satisfy our liquidity and capital requirements for at least one year from December 31, 2018. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	December 31, 2018	March 31, 2018
Cash and Cash Equivalents	$17,141	$17,952
Restricted Cash	1,000	1,000
	$18,141	$18,952

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $1.1 million for the three months ended December 31, 2018 and 2017, respectively. Impairments and accelerated amortization related to advances were $0.9 million and $2.2 million respectively, for the nine months ended December 31, 2018 and 2017, respectively.

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

ACCOUNTING FOR DERIVATIVE ACTIVITIES

Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive loss (a component of stockholders' deficit) or in the consolidated statements of operations depending on whether the derivative qualifies for hedge accounting. We entered into an interest rate cap transaction during the fiscal year ended March 31, 2013 to limit our exposure to interest rates on the Prospect Loan which cap matured on March 31, 2018. We have not sought hedge accounting treatment for the interest rate cap and therefore, changes in its value are recorded in the consolidated statements of operations.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of December 31, 2018 and March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At December 31, 2018 and March 31, 2018, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and nine months ended December 31, 2018 and 2017, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months or nine months ended December 31, 2018 and 2017.

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

Payment terms and conditions vary by customer and typically provide net 30 to 90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.  We have in the past entered into arrangements in connection with activation fees due from our digital cinema equipment (the “Systems”) deployments that had extended payment terms.  The outstanding balances on these arrangements are insignificant and hence the impact of significant financing would be insignificant.

Cinema Equipment Business

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Cinedigm Digital Funding I, LLC. ("Phase 1 DC") and to Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.

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

The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and December 31, 2018 were $5.7 million and $4.5 million, respectively. For the three and nine months ended December 31, 2018, the additions to our deferred revenue balance were primarily due to cash payments are received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and nine months ended December 31, 2018, $0.9 million and $2.9 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $4.5 million. We expect to recognize approximately $1.7 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three months and nine months ended December 31, 2018 (in thousands):

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Cinema Equipment Business:
Phase I Deployment	$2,156	$7,424
Phase II Deployment	1,754	8,191
Services	1,410	4,311
Total Cinema Equipment Business revenue	$5,320	$19,926

Content & Entertainment Business:
Base Distribution Business	$6,565	$14,298
OTT Streaming and Digital	2,758	7,241
Total Content & Entertainment Business revenue	$9,323	$21,539

DIRECT OPERATING COSTS

Direct operating costs primarily consist of operating costs such as cost of goods sold, fulfillment expenses, property taxes and insurance on systems, shipping costs, royalty expenses, impairments of advances, participation expenses, marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Direct operating	$—	$47	$—	$60
Selling, general and administrative	361	1,520	763	2,154
	$361	$1,567	$763	$2,214

During the three months ended December 31, 2018, the Company granted 1,222,830 of stock appreciation rights ("SARs") to three Company executives. There were 700,000 SARs granted to our Chief Executive Officer ("CEO") and 1,577,830 SARs granted to other executives during the nine months ended December 31, 2018. The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $178 thousand and $282 thousand of stock-based compensation recorded in the three and nine months ended December 31, 2018, respectively.

On July 26, 2018, the Company granted 1,941,400 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs each reporting period. Based on their analysis as of December 31, 2018, using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, was $0.35. There was $114 thousand and $282 thousand of stock-based compensation recorded in the three and nine months ended

December 31, 2018, respectively, related to these PSUs. As of December 31, 2018, there were 1,904,177 PSUs outstanding as 37,223 PSUs were forfeited due to employee terminations.

There were 225,862 and 111,724 shares of Class A common stock issued to the board of directors for the three and nine months ended December 31, 2018 and 2017, respectively, constituting payment of the stock portion of board service retainer fee. There was $66 thousand and $196 thousand of stock-based compensation recorded in the three and nine months ended December 31, 2018, respectively, related to the board of directors.

There were 10,000 restricted shares awarded to an employee, during the nine months ended December 31, 2018, at a weighted average price of $1.52, all of which were unvested and outstanding as of December 31, 2018. There was $3 thousand of stock-based compensation recorded in the three and nine months ended December 31, 2018, respectively, related to employees' restricted stock awards.

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
Weighted average number of common stock outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit were considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding as of June 30, 2017 excludes 1,179,138 shares. During the year ended March 31, 2018, the Company settled these shares and included them in the calculation of weighted average shares outstanding for the three and nine months ended December 31, 2018.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the three and nine months ended December 31, 2018 and 2017, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 5,043,341 shares and 2,893,574 shares as of December 31, 2018 and 2017, respectively, and 3,333,333 shares from the convertible note issued October 9, 2018, were excluded from the computation of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of three months and nine months ended December 31, 2018 and 2017, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, Financial Accounting Standards Board ("FASB") issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We plan to adopt Topic 842 effective the start of our 2020 fiscal year, April 1, 2019, but the process of evaluating the impact, if any, on our consolidated financial statements remains ongoing. During the third quarter we established an implementation team that is currently analyzing our lease and service contracts. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders equity. We expect that the recording of right-of-use assets and associated lease liabilities will have an effect on our consolidated balance sheet; however, we are unable to determine an amount at this time.

We are also in the process of evaluating changes to our business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, we are continuing to assess any incremental disclosures that will be required in our consolidated financial statements.

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

As of December 31, 2018 and March 31, 2018, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable were $0.4 million as of December 31, 2018 and March 31, 2018, which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying condensed consolidated statements of operations include $0.3 million and $0.9 million of digital cinema servicing revenue from CDF2 Holdings for the three months and nine months ended each of December 31, 2018, respectively. For the three months and nine months ended December 31, 2017, the accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings.

Total Stockholders' Deficit of CDF2 Holdings at December 31, 2018 and March 31, 2018 was $28.7 million and $26.3 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2018 and March 31, 2018 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. $0.1 million income tax expense was recorded for the three months ended December 31, 2018 and for the three months ended December 31, 2017, respectively. For the nine months ended December 31, 2018 and 2017, we recorded income tax expense of $0.2 million and $0.5 million, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the nine months ended December 31, 2018 and 2017 was negative 2.0% and negative 2.7%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2018		March 31, 2018
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$26,405	$—	$39,710
KBC Facilities	—	—	154	—
P2 Vendor Note	279	—	336	—
P2 Exhibitor Notes	—	—	22	—
Total non-recourse notes payable	279	26,405	512	39,710
Less: Unamortized debt issuance costs and debt discounts	—	(1,663)	—	(2,140)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$279	$24,742	$512	$37,570

Bison Note Payable	$10,000	$—	$—	$10,000
Second Lien Loans	10,989	—	—	10,560
Credit Facility	—	15,802	—	8,227
Convertible Note	5,000	—	—	—
2013 Notes	—	—	5,000	—
Total recourse notes payable	25,989	15,802	5,000	28,787
Less: Unamortized debt issuance costs and debt discounts	(1,217)	(813)	(225)	(3,352)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$24,772	$14,989	$4,775	$25,435
Total notes payable, net of unamortized debt issuance costs	$25,051	$39,731	$5,287	$63,005

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2018, and March 31, 2018, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	December 31, 2018	March 31, 2018
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(48,373)	(35,068)
Prospect Loan, net	26,405	39,710
Less current portion	—	—
Total long term portion	$26,405	$39,710

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of the deployment under our Cinema Equipment Business segment. There were no borrowings under the KBC Facilities during the nine months ended December 31, 2018. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility[1]	Credit Facility	Interest Rate[2]	Maturity Date	December 31, 2018	March 31, 2018
3	11,425	3.75%	March 2019	$—	$154

1.	For this facility, principal is to be repaid in twenty-eight quarterly installments.

2.	The facility bears interest at the three-month LIBOR rate, which was 2.797% at December 31, 2018, plus the interest rate noted above.

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

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2018, we borrowed an aggregate principal amount of $1.5 million under the Second Lien Loan Agreement and have an outstanding balance of $11.0 million as of December 31, 2018 which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. As of December 31, 2018, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three or nine months ended December 31, 2018. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the Prior Credit Agreement (as defined below). During the nine months ended December 31, 2018, the Company borrowed $7.6 million. As of December 31, 2018, availability under the Credit Facility based on the Company's borrowing base was $3.2 million. On January 11, 2019, $3.0 million was borrowed from the Credit Facility resulting in a $0.2 million availability.

Convertible Note

On October 9, 2018, the Company issued a Convertible Note for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described below. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share.

The Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest of this Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock at the conversion rate of $1.50.

Upon conversion prior to maturity by the Lender, or the Company, we may elect to settle such conversion in shares of our Class A common stock, cash or a combination thereof.  Upon the maturity date, the Company has the option to pay in Class A common shares convertible at the greater of the closing price of the Class A common stock or $1.10. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in capital) of $270 thousand.  The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value similar non-convertible debt; the debt discount is being amortized to interest expense using the effective interest method over the one year term of the Convertible Note.

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

The principal amount outstanding under the 2013 Notes was due on October 21, 2018. The 2013 Notes bore interest at 9.0% per annum, payable in quarterly installments over the term of the 2013 Notes. The 2013 Notes of $5.0 million were paid in full by October 18, 2018 prior to their maturity date of October 21, 2018.

Ronald L. Chez, a former director and a current strategic advisor to the Company, was a holder of $3.0 million of the 2013 Notes as of October 18, 2018 and March 31, 2018.

Zvi Rhine, a member of our Board of Directors and a related party, was a holder of $0.5 million of the 2013 Notes as of October 18, 2018 and March 31, 2018.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the nine months ended December 31, 2018, we issued 568,947 shares of Class A common stock in connection with the payment of preferred stock dividends, as compensation to the board of directors, for asset acquisition and awards to employees. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. In January 2019, we paid the preferred stock dividends in arrears in the form of 161,511 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of December 31, 2018 and March 31, 2018.

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

As of December 31, 2018 there were 335,315 shares outstanding in the Plan with weighted average exercise price of $15.57 and a weighted average contract life of 4.38 years. As of March 31, 2018, there were 338,315 shares outstanding in the Plan with weighted average exercise price of $15.57 and a weighted average contract life of 4.63 years.

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

Stock Appreciation Rights

On June 7, 2018, 700,000 SARs were granted to the CEO of the Company under the 2017 Plan. Each SAR entitles the CEO to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.47, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. There was approximately $186 thousand of stock based compensation recorded for the nine months ended December 31, 2018 relating to these SARs. These SARs expire ten years from the grant date and vest 233,333 shares on each of March 31, 2019 and March 31, 2020, and 233,334 shares on March 31, 2021.

On September 28, 2018, 355,000 SARs were granted to a Company executive under the 2017 Plan. Each SAR entitles the participant to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.16, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. Stock-based compensation was approximately $53 thousand for the nine months ended December 31, 2018 relating to these SARs. These SARs expire ten years from the grant date and vest 118,333 shares on each of March 31, 2019 and March 31, 2020, and 118,334 shares on March 31, 2021.
On December 10, 2018, 1,222,830 SARs were granted to three executives under the 2017 Plan. Each SAR entitles the participant to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.47, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. Stock-based compensation was approximately $43 thousand for the nine months ended December 31, 2018 related to these SARs. These SARs expire ten years from the grant date and vest 407,610 shares on each March 31, 2019, March 31, 2020 and March 31, 2021.
Performance Stock Units

On July 26, 2018, the Company granted 1,941,400 PSUs to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs. Based on their analysis, using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's as of the valuation date, was $0.35. There was approximately $283 thousand of stock-based compensation recorded for the nine months ended December 31, 2018 related to these PSUs. As of December 31, 2018, there were 1,904,177 PSUs outstanding due to 37,223 PSUs forfeited as a result of employee terminations.

Restricted Stock Awards

During the nine months ended December 31, 2018, we granted 10,000 shares of restricted Class A common stock to an employee at a market price per share of $1.52. The stock-based compensation for the nine months ended December 31, 2018 was immaterial.

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

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of December 31, 2018, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of December 31, 2018. All of the outstanding warrants are fully vested and exercisable.

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

7. COMMITMENTS AND CONTINGENCIES

LEASES

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended December 31,
(in thousands)	2018	2017
Cash interest paid	$6,627	$8,533
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	267	267
Issuance of Class A common stock for settlement of an obligation to a vendor	—	867
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	—	1,462
Issuance of warrants in connection with debt instruments	—	1,084
Issuance of Class A common stock in exchange for the CEO's Second Lien Loans	—	500

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
Cinema Equipment Business
Financing vehicles and administrators for 3,480 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 6,426 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of the Systems and the residual cash flows related to the Systems in Phase I Deployment after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements. For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$80	$—	$46,034	$25,021	$—
Content & Entertainment Business	10,593	8,701	56,170	—	—
Corporate	12	—	3,610	—	39,761
Total	$10,685	$8,701	$105,814	$25,021	$39,761

	As of March 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$115	$—	$53,427	$38,082	$—
Content & Entertainment Business	14,529	8,701	58,313	—	—
Corporate	9	—	9,442	—	30,210
Total	$14,653	$8,701	$121,182	$38,082	$30,210

	Statements of Operations
	Three Months Ended December 31, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$5,320	$9,323	$—	$14,643
Direct operating (exclusive of depreciation and amortization shown below)	505	4,741	—	5,246
Selling, general and administrative	448	3,499	2,478	6,425
Allocation of corporate overhead	378	989	(1,367)	—
Provision for doubtful accounts	141	(28)	—	113
Depreciation and amortization of property and equipment	1,942	87	45	2,074
Amortization of intangible assets	11	1,385	1	1,397
Total operating expenses	3,425	10,673	1,157	15,255
Income (loss) from operations	$1,895	$(1,350)	$(1,157)	$(612)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the three months ended December 31, 2018.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	3	96	262	361
Total stock-based compensation	$3	$96	$262	$361

	Statements of Operations
	Three Months Ended December 31, 2017
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$8,461	$10,031	$—	$18,492
Direct operating (exclusive of depreciation and amortization shown below)	459	5,904	—	6,363
Selling, general and administrative	683	4,634	3,942	9,259
Allocation of Corporate overhead	410	871	(1,281)	—
Provision for doubtful accounts	634	(3)	—	631
Depreciation and amortization of property and equipment	2,066	91	56	2,213
Amortization of intangible assets	11	1,384	—	1,395
Total operating expenses	4,263	12,881	2,717	19,861
Income (loss) from operations	$4,198	$(2,850)	$(2,717)	$(1,369)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $1.6 million for the three months ended December 31, 2017.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$28	$19	$—	$47
Selling, general and administrative	10	594	916	1,520
Total stock-based compensation	$38	$613	$916	$1,567

	Statements of Operations
	Nine Months Ended December 31, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$19,926	$21,539	$—	$41,465
Direct operating (exclusive of depreciation and amortization shown below)	1,227	11,060	—	12,287
Selling, general and administrative	1,446	11,219	6,790	19,455
Allocation of corporate overhead	1,167	3,042	(4,209)	—
Provision (recovery) for doubtful accounts	1,384	(139)	—	1,245
Depreciation and amortization of property and equipment	5,844	256	139	6,239
Amortization of intangible assets	34	4,149	4	4,187
Total operating expenses	11,102	29,587	2,724	43,413
Income (loss) from operations	$8,824	$(8,048)	$(2,724)	$(1,948)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.8 million for the nine months ended December 31, 2018.

	Cinema Equipment Business		Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	—	$—	$—	$—
Selling, general and administrative	8		161	594	763
Total stock-based compensation	$8		$161	$594	$763

	Statements of Operations
	Nine Months Ended December 31, 2017
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$28,274	$21,736	$—	$50,010
Direct operating (exclusive of depreciation and amortization shown below)	1,210	13,260	—	14,470
Selling, general and administrative	1,553	12,518	7,753	21,824
Allocation of corporate overhead	1,210	2,572	(3,782)	—
Provision for doubtful accounts	1,583	(3)	—	1,580
Depreciation and amortization of property and equipment	9,743	242	230	10,215
Amortization of intangible assets	34	4,147	4	4,185
Total operating expenses	15,333	32,736	4,205	52,274
Income (loss) from operations	$12,941	$(11,000)	$(4,205)	$(2,264)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $2.2 million for the nine months ended December 31, 2017.

	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$36	$24	$—	$60
Selling, general and administrative	14	817	1,323	2,154
Total stock-based compensation	$50	$841	$1,323	$2,214

10. SUBSEQUENT EVENTS

During January and February 2019, Cinedigm completed the sale of 311 digital projection Systems, bringing the total number of Systems sold to 328, for an aggregate sales price of approximately $3.8 million.

On January 11, 2019, the Company borrowed $3.0 million under the Credit Facility, resulting in a $0.2 million availability, as of January 31, 2019.

On December 12, 2018, we received a notice (the “Bid Price Notice”) from the Staff indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The Bid Price Notice did not result in the immediate delisting of the Common Stock from the Nasdaq Global Market. The deficiency was cured by the closing bid price being at least $1 per share for a minimum of ten consecutive business days ending on February 11, 2019, as confirmed by the Staff on February 12, 2019.

Jeffrey Edell, Chief Financial Officer, notified the Company of his resignation to take effect February 28, 2019, to pursue other business interests. On February 14, 2019, the Company announced that Gary Loffredo, age 54,  has been appointed as Chief Operating Officer of the Company, effective February 14, 2019.  Mr. Loffredo will retain his roles as General Counsel and President of Digital Cinema, which he has held since 2000 and 2011, respectively.  The Company’s finance team will now report directly to Mr. Loffredo. In connection with the new role, Mr. Loffredo will receive an annual base salary of $425,000 and his target bonus will be 60% of his base salary.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from using traditional analog film prints to digital distribution, we have become a leading distributor of independent content, through both organic growth and acquisitions. We distribute products for major brands such as the Discovery Networks, National Geographic and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, and cable video-on-demand ("VOD"), and (ii) physical goods, including DVD and Blu-ray Discs.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of December 31, 2018, all of our 3,707 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of December 31, 2018, we had approximately $26.7 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $41.8 million of outstanding debt principal, as of December 31, 2018, that is attributable to our Content & Entertainment and Corporate segments.

Liquidity

We incurred consolidated net loss of $3.3 million and $5.9 million for the three months ended December 31, 2018 and 2017, respectively. We have an accumulated deficit of $389.5 million, and negative working capital of $26.3 million, as of December 31, 2018. In addition, we have significant debt-related contractual obligations as of December 31, 2018 and beyond.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million were paid in full by October 18, 2018 prior to their maturity date of October 21, 2018. The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. The Company's current plan is to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the outstanding balances of the Second Lien Loans on the maturity date. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

The $10.0 million note payable with Bison Global Investment SPC due July 20, 2019 is guaranteed by Bison Entertainment and Media Group ("BEMG"). See Note 5 - Notes Payable.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share.

The Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest of this Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock.

Upon conversion by the Lender, we may elect to settle such conversion in shares of our Class A common stock, cash or a combination thereof.  As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to APIC) of $270 thousand.  The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value similar non-convertible debt; the debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Note.

Bison Note Payable

In accordance with the Stock Purchase Agreement, dated as of June 29, 2017, between the Company and Bison Entertainment Investment Limited, an affiliate of Bison (the "Stock Purchase Agreement"), on December 29, 2017, the Company entered into a loan agreement with Bison Entertainment and BEMG, pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of this 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”).

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

On December 12, 2018, we received a Notice from the Listing Qualifications staff of Nasdaq (the “Staff”) indicating that, the Company no longer meets the requirement to maintain a minimum market value of publicly held shares ("MVPHS) of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until June 10, 2019, in which to regain compliance. In order to regain compliance with the MVPHS, requirement, our MVPHS must be at least $15.0 million for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with the bid price requirement by June 10, 2019, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance by June 10, 2019, or the termination of any subsequent compliance period, if applicable, the Staff will provide written notification that its common stock may be delisted. At such time, we would be afforded the opportunity for a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). A request for a hearing would stay any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any extension period granted by the Panel. In that regard, the Panel would have the authority to grant us up to an additional 180-day period in which to regain compliance.

We intend to monitor the MVPHS for our common stock between now and June 10, 2019 and will consider the various available options if its common stock does not trade at a level that is likely to regain compliance.

On December 12, 2018, we received a notice (the “Bid Price Notice”) from the Staff indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The Bid Price Notice did not result in the immediate delisting of the Common Stock from the Nasdaq Global Market. The deficiency was cured by the closing bid price being at least $1 per share for a minimum of ten consecutive business days ending on February 11, 2019, as confirmed by the Staff on February 12, 2019

We believe the combination of: (i) our cash and cash equivalent balances at December 31, 2018, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and other parties will be sufficient to satisfy our liquidity and capital requirements for at least one year from December 31, 2018. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Revenues

	Three Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$5,320	$8,461	$(3,141)	(37)%
Content & Entertainment Business	9,323	10,031	(708)	(7)%
	$14,643	$18,492	$(3,849)	(21)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of
Systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018.

Revenues in our Content & Entertainment Business segment decreased mainly due to lower sales volume of owned and licensed products offset by higher distributed fees.

Direct Operating Expenses

	Three Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$505	$459	$46	10%
Content & Entertainment Business	4,741	5,904	(1,163)	(20)%
	$5,246	$6,363	$(1,117)	(18)%

Direct operating expenses decreased in the three months ended December 31, 2018 compared to the prior period primarily due to a decrease in royalties expense as a result of decrease in royalty related revenue, combined with significantly lower impairment costs. OTT cost reductions in SaaS subscription and production costs make up the remaining cost reductions.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$448	$683	$(235)	(34)%
Content & Entertainment Business	3,499	4,634	(1,135)	(24)%
Corporate	2,478	3,942	(1,464)	(37)%
	$6,425	$9,259	$(2,834)	(31)%

Selling, general and administrative expenses for the three months ended December 31, 2018 decreased primarily due to a bonus payout of $1.5 million to the officers and employees in conjunction with the Bison transaction and consistent with the Management Annual Incentive Plan, during the three months ended December 31, 2017. In addition, prior year stock-based compensation expense included approximately $1.2 million related to the accelerated vesting of all stock options and restricted stock on November 1, 2017 due to a change in control of the Company resulting from the Bison transaction.

Provision for Doubtful Accounts

The provision for doubtful accounts in the prior period was $0.5 million higher primarily related to two Cinema Equipment Business customers, one of which was due to bankruptcy proceedings.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,942	$2,066	$(124)	(6)%
Content & Entertainment Business	87	91	(4)	(4)%
Corporate	45	56	(11)	(20)%
	$2,074	$2,213	$(139)	(6)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal year 2018.

Interest expense, net

	Three Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,160	$1,682	$(522)	(31)%
Corporate	1,433	1,465	(32)	(2)%
	$2,593	$3,147	$(554)	(18)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, due to the payoff of our KBC facilities and reduction of the Prospect Term Loan.

Interest expense in our Corporate segment decreased as a result of the payoff of the remaining $46.3 million of the convertible debt that was exchanged on November 1, 2017, offset by increase in interest expense for the Bison note which began December 29, 2017.

Income Tax Expense

We recorded $0.1 million of income tax expense for the three months ended December 31, 2018 and three months ended December 31, 2017, respectively, in our Cinema Equipment Business and Corporate segments for state and federal income taxes.

Debt conversion expense and loss on extinguishment of notes payable

There was no debt conversion expense and loss on extinguishment of notes payable for the three months ended December 31, 2018. In connection with Convertible Notes exchange transactions, we recorded debt conversion expense and loss on extinguishment of notes payable of $1.3 million for the three months ended December 31, 2017.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the three months ended December 31, 2018 decreased, by $1.9 million or 34%, compared to the three months ended December 31, 2017. Adjusted EBITDA loss from our non-cinema equipment business was negative $0.3 million for the three months ended December 31, 2018 compared to $0.3 million for the three months ended December 31, 2017. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in the Cinema Equipment Business segment.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended December 31,
($ in thousands)	2018	2017
Net loss	$(3,272)	$(5,924)
Add Back:
Income tax expense	55	113
Depreciation and amortization of property and equipment	2,074	2,213
Amortization of intangible assets	1,397	1,395
Interest expense, net	2,593	3,147
Debt conversion expense and loss on extinguishment of notes payable	—	1,299
Other expense, net	366	1,491
Change in fair value of interest rate derivatives	—	(44)
Provision for doubtful accounts	—	204
Stock-based compensation and expenses	361	1,567
Net loss attributable to noncontrolling interest	14	15
Adjusted EBITDA	$3,588	$5,476

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,942)	$(2,066)
Amortization of intangible assets	(11)	(11)
Provision for doubtful accounts	—	(208)
Stock-based compensation and expenses	(3)	—
Other (income) expense, net	—	(59)
Income from operations	(1,895)	(2,834)
Adjusted EBITDA from non-cinema equipment business	$(263)	$298

Results of Operations for the Nine Months Ended December 31, 2018 and 2017

Revenues

	Nine Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$19,926	$28,274	$(8,348)	(30)%
Content & Entertainment Business	21,539	21,736	(197)	(1)%
	$41,465	$50,010	$(8,545)	(17)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018.

Direct Operating Expenses

	Nine Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,227	$1,210	$17	1%
Content & Entertainment Business	11,060	13,260	(2,200)	(17)%
	$12,287	$14,470	$(2,183)	(15)%

Direct operating expenses decreased in the nine months ended December 31, 2018, compared to the prior period, primarily due to lower content & entertainment business revenues resulting in lower royalty expense combined with significant reduction in impairment costs drove operating expense decreases.

Selling, General and Administrative Expenses

	Nine Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$1,446	$1,553	$(107)	(7)%
Content & Entertainment Business	11,219	12,518	(1,299)	(10)%
Corporate	6,790	7,753	(963)	(12)%
Total	$19,455	$21,824	$(2,369)	(11)%

Selling, general and administrative expenses for the nine months ended December 31, 2018 decreased, primarily due to a bonus payout of $1.5 million to the officers and employees in conjunction with the Bison transaction and consistent with the Management Annual Incentive Plan, during the nine months ended December 31, 2017. In addition, prior year stock-based compensation expense included approximately $1.2 million related to the accelerated vesting of all stock options and restricted stock on November 1, 2017 due to a change in control of the Company resulting from the Bison transaction.

Depreciation and Amortization Expense on Property and Equipment

	Nine Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$5,844	$9,743	$(3,899)	(40)%
Content & Entertainment Business	256	242	14	6%
Corporate	139	230	(91)	(40)%
	$6,239	$10,215	$(3,976)	(39)%
Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal year 2018. The balance of the decline, for the current quarter was in the Corporate segment due to reduced depreciation for assets under capital lease and leasehold improvements.

Interest expense, net

	Nine Months Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Cinema Equipment Business	$3,786	$5,638	$(1,852)	(33)%
Corporate	4,074	5,525	(1,451)	(26)%
	$7,860	$11,163	$(3,303)	(30)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, due to the payoff of our KBC facilities and reduction of the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of the payoff of the remaining $46.3 million of the convertible debt that was exchanged on November 1, 2017, offset by an increase in interest expense for the Bison note which began December 29, 2017.

Income Tax Expense

We recorded income tax expense of $0.2 million and $0.5 million for the nine months ended December 31, 2018 and 2017, respectively, in our Cinema Equipment Business and Corporate segments, for state and federal income taxes.

Debt conversion expense and loss on extinguishment of notes payable

There was no debt conversion expense and loss on extinguishment of notes payable of for the nine months ended December 31, 2018. We recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million for the nine months ended December 31, 2017 for the conversion of $50.6 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the nine months ended December 31, 2018 decreased by $7.1 million or 42%, compared to the nine months ended December 31, 2017. Adjusted EBITDA loss from our non-cinema equipment business was negative $5.1 million for the nine months ended December 31, 2018 compared to negative $2.1 million for the nine months ended December 31, 2017. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in the Cinema Equipment Business segment.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Nine Months Ended December 31,
($ in thousands)	2018	2017
Net loss	$(10,042)	$(18,541)
Add Back:
Income tax expense	194	495
Depreciation and amortization of property and equipment	6,239	10,215
Amortization of intangible assets	4,187	4,185
Interest expense, net	7,860	11,163
Debt conversion expense and loss on extinguishment of notes payable	—	4,504
Other expense, net	394	1,993
Change in fair value of interest rate derivatives	—	(127)
Provision for doubtful accounts	—	597
Stock-based compensation and expenses	763	2,214
Net loss attributable to noncontrolling interest	38	32
Adjusted EBITDA	$9,633	$16,730

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(5,844)	$(9,743)
Amortization of intangible assets	(34)	(34)
Provision for doubtful accounts	—	(601)
Stock-based compensation and expenses	(8)	—
Other (income) expense, net	—	(59)
Income from operations	(8,824)	(8,407)
	$(5,077)	$(2,114)

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

Recent Accounting Pronouncements

In February 2016, FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance, issued as ASU 2016-02, Leases (Topic 842), will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We plan to adopt Topic 842 effective the start of our 2020 fiscal year, April 1, 2019, but the process of evaluating the impact, if any, on our consolidated financial statements remains ongoing. During the third quarter we established an implementation team that is currently analyzing our lease contracts. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders equity. We expect that the recording of right-of-use assets and associated lease liabilities will have an effect on our consolidated balance; however, we are unable to determine an amount at this time.

We are also in the process of evaluating changes to our business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, we are continuing to assess any incremental disclosures that will be required in our consolidated financial statements.

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

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million from the Lender. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of December 31, 2018 was $25.0 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the Prior Credit Agreement (as defined below). During the nine months ended December 31, 2018 the Company borrowed $7.6 million. As of December 31, 2018, availability under the Credit Facility based on the Company's borrowing base was $3.2 million. On January 11, 2019, $3.0 million was borrowed from the Credit Facility resulting in a $0.2 million availability.

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

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
($ in thousands)	2018	2017
Net cash provided by operating activities	$6,333	$14,096
Net cash used in investing activities	(1,179)	(534)
Net cash used in financing activities	(5,965)	(8,910)
Net change in cash and cash equivalents	$(811)	$4,652

As of December 31, 2018, we had cash and restricted cash balances of $18.1 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

Cash flows used in investing activities mainly consisted of purchases of property and equipment.

For the nine months ended December 31, 2018, cash flows used in financing activities reflects payments of $13.3 million for the 2013 Prospect Loan, $5.0 million for the 2013 Notes, and $0.2 million for the KBC Note, offset by $7.6 million drawn from the Credit Facility and $5.0 million proceeds from the $5.0 million Convertible Note.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments Due
Contractual Obligations (in thousands)	Total	2019	2020 & 2021	2022 & 2023	Thereafter
Long-term recourse debt	$41,790	$25,988	$15,802	$—	$—
Long-term non-recourse debt (1)	26,685	280	26,405	—	—
Debt-related obligations, principal	$68,475	$26,268	$42,207	$—	$—

Interest on recourse debt	$8,203	$6,979	$1,224	$—	$—
Interest on non-recourse debt (1)	8,134	3,619	4,515	—	—
Total interest	$16,337	$10,598	$5,739	$—	$—
Total debt-related obligations	$84,812	$36,866	$47,946	$—	$—

Total non-recourse debt including interest	$34,819	$3,899	$30,920	$—	$—
Operating lease obligations	$3,589	$702	$2,189	$698	$—

(1)
Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse, with respect to defaults, is limited to the value of the asset that is collateral for the debt. The Prospect Loan is not guaranteed by us or our other subsidiaries, other than Phase 1 DC and DC Holdings are not guaranteed by us or our other subsidiaries, other than Phase 2 DC.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The exhibits are listed in the Exhibit Index on page 45 herein.

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

CINEDIGM CORP.

Date:	February 14, 2019	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 14, 2019	By:	/s/ Jeffrey S. Edell
Jeffrey S. Edell Chief Financial Officer (Principal Financial Officer)