Form 10-K
period 2019-03-31
Cinedigm Corp.
filed 2019-07-16
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45 West 36th Street, 7th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)
(212) 206-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CIDM	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act:		NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act
☐

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.16 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2018, was $15,825,633. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of July 08, 2019, 35,723,638 shares of Class A Common Stock, $0.001 par value were outstanding.

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

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Shout! Factory, NFL, NHL and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including Apple, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, Walmart Now and cable/satellite video-on-demand ("VOD") and (ii) packaged distribution of DVD and Blu-ray discs to wholesalers and retailers with sales coverage to over 60,000 brick and mortar storefronts, including Walmart, Target, Best Buy and Amazon. In addition, we operate a growing number of branded and curated over-the-top ("OTT") entertainment channels, including Docurama, CONtv and Dove Channel.

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

We are structured so that our Cinema Equipment Business operates independently from our Content & Entertainment business. As of March 31, 2019, we had approximately $20.6 million of non-recourse outstanding debt principal that relates to, and is serviced by, our Cinema Equipment Business. We also have approximately $44.8 million of outstanding debt principal, as of March 31, 2019 that is attributable to our Content & Entertainment and Corporate segments.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in North America as well as an innovator and leader in the quickly evolving OTT digital network business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Shout! Factory and Hallmark.

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

CEG has focused its activities in the areas of: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated over-the-top OTT digital network business providing entertainment channels and applications. With these complementary entertainment distribution capabilities, we believe that we are capitalizing on the key drivers of value that we believe are critical to success in content distribution going forward. Our CEG segment holds direct relationships with physical retail locations and digital platforms, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms.

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

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have added acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, to our traditional catalog-based titles business. In recent years, we acquired all North American distribution rights to a variety of new and original films. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing infrastructure and library, in partnership with well-known brands, to distribute our content direct-to-consumers.

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
Customers

For the fiscal year ended March 31, 2019, two customers, Walmart and Amazon, each represented 10% or more of CEG's revenues and Amazon represented approximately 10% of our consolidated revenues.

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

CINEMA EQUIPMENT BUSINESS

As discussed above, we have retrospectively recast the operating segments for the prior period. The Phase I Deployment and Phase II Deployment operations consist of the following:

Operations of:	Products and services provided:

Cinema Equipment Business
Financing vehicles and administrators for 3,480 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 5,853 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2019, Phase I Deployment had 3,480 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2019, Phase II Deployment had 5,853 of such Systems installed.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fee ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2019, all of our 3,480 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 321 digital projection Systems for an aggregate sales price of approximately $3.7 million during the year ended March 31, 2019.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2019, our Phase II Deployment segment also entered into master license agreements with 187 exhibitors covering 5,027 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2019, we had 5,027 Phase 2 DC Systems installed, including 3,596 screens under the exhibitor-buyer structure (“Exhibitor-Buyer”), 1,431 screens covering 23 exhibitors through CDF2.

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

Customers

No single Phase I or Phase II customer comprised more than 10% of our consolidated revenue.

Seasonality

Revenues earned by our Cinema Equipment Business segment from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition; however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,480 screens in the Phase I Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 5,853 Phase II Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase II service fees are subject to an annual limitation under the terms of our agreements with motion picture studios and are determined based upon the respective Exhibitor-Buyer Structure, KBC or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase II Systems. As a result, the annual service fee limitation is variable until these fees are paid.

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

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 530 screens as of March 31, 2019.

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

EMPLOYEES

As of March 31, 2019, we had 104 employees, with 6 part-time and 98 full-time, of which 20 are in sales and marketing, 37 are in operations, and 41 are in executive, finance, technology and administration functions.

AVAILABLE INFORMATION

Our Internet website address is www.cinedigm.com. We will make available, free of charge at the "Investor Relations - Financial Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

Our plan to acquire additional businesses involves risks, including our inability to complete or integrate an acquisition successfully, our assumption of liabilities, dilution of your investment and significant costs.
Strategic and financially appropriate acquisitions are a key component of our growth strategy. We are currently in the process of completing the previously announced significant acquisition of Future Today Inc, which will require us to integrate the newly acquired company into our business and procedures. Although there are no other acquisitions identified by us as probable at this time, we may make further acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

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
We now have, and will continue to have, significant debt obligations. In March 2018, we entered into a Loan, Guaranty and Security agreement, dated as of March 30, 2018, which provides for a Credit Facility with East West Bank (the "Credit Facility") pursuant to which we were able to borrow up to $19.0 million in revolving loans at any time outstanding. The obligations under the Credit Facility are with full recourse to Cinedigm. As of March 31, 2019, the principal amount outstanding under the Credit Facility was $18.6 million. In July, September and October 2016 and January, February and July 2017, we issued $10.4 million aggregate principal amount of 12.75% Second Secured Lien Notes due 2019 (the “Second Secured Lien Notes”), which debt is secured on a second lien basis and is subordinate to the debt under the Credit Facility and senior to the 2018 Notes. Some of the interest paid on the Second Secured Lien Notes is paid in cash and some is paid in kind, resulting in additional principal outstanding. In November 2017, $0.5 million principal amount of Second Secured Lien Notes were canceled in exchange for other securities of the Company, and approximately $11.1 million principal amount of Second Secured Lien Notes is outstanding as of March 31, 2019. In July 2018, we issued $10.0 million principal amount of a 5% loan due in July 2019 and may be extended by mutual agreement of Cinedigm and the lender, which debt is unsecured and subordinate to the debt under the Credit Facility. Separately, in October 2018, we issued $5.0 million principal amount of an 8% convertible note (the “2018 Convertible Note”), which debt is unsecured and subordinate to the debt under the Credit Facility.

As of March 31, 2019, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $44.8 million, none of which is loan from Prospect Capital (the “Prospect Loan”). In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness ($20.6 million as of March 31, 2019) pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.

The obligations and restrictions under the Credit Facility, the Prospect Loan, and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and

•	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our Digital Equipment segment. The CHG Lease is non-recourse to Cinedigm and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2019 was $28.9 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2019 and 2018.

The obligations and restrictions under the CHG Lease could have important consequences for CDF2 and CDF2 Holdings, including:

•	Limiting our ability to obtain necessary financing in the future;

•	restricting us from incurring liens on the digital cinema projection systems financed and from subleasing, assigning or modifying the digital cinema projection systems financed; and

•	requiring them to dedicate a substantial portion of their cash flow to payments on their debt obligations, thereby reducing the availability of their cash flow for other uses.

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
The agreements governing the financing of the Credit Facility and the Prospect Loan impose certain limitations on us.
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
Based on our current level of operations and in conjunction with the cost reduction measures that we have recently implemented and continue to implement, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2019, we had negative working capital, defined as current assets less current liabilities, of $48.8 million, and cash, cash equivalents and restricted cash totaling $18.9 million; we have total stockholders' deficit of $36.6 million; however, during the fiscal year ended March 31, 2019, we generated $11.1 million of net cash flows from operating activities.
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

As of March 31, 2019, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock, par value $0.001 per share (the “Common Stock”or "Class A common stock"), beneficially own, directly or indirectly, in the aggregate, approximately 56.8% of our outstanding Class A common stock. Bison Entertainment Investment Limited, an affiliate of Bison Capital Holdings Company Limited and our largest stockholder (“Bison”), owns 19,666,667 shares of Class A common stock and has warrants to purchase 1,400,000 shares of Class A common stock, all of which are currently exercisable. If all the warrants were exercised, Bison would own 21,066,667 shares or approximately 47.9% of the then-outstanding Class A common stock.
Subsequent to March 31, 2019, in July 2019, the Company sold an additional 2,000,000 shares of Common Stock to Bison Entertainment and Media Group, another affiliate of Bison (“BEMG”), and converted a loan from Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another Bison affiliate (“Bison Global”), into a convertible note that is convertible into 6,666,667 shares of Common Stock. These additional shares, plus the shares issuable upon conversion of the convertible note, increase Bison’s ownership position above 50% of our outstanding Common Stock.

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

We expect to expand our business in China. In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipate that Bison's presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with Starrise Media Holdings Limited, a leading Chinese entertainment company, to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions. Accordingly, we are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

•	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

•	restrictions on currency exchange may limit our ability to receive and use our cash effectively;

•	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;

•	there are increased uncertainties related to the enforcement of contracts with certain parties; and

•	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China

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
Our Studio Agreements account for a significant portion of our revenues within Phase 1 DC and Phase 2 DC. Together these studios generated 16%, 56%, and 13% of Phase 1 DC’s, Phase 2 DC’s and our consolidated revenues, respectively, for the fiscal year ended March 31, 2019.

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

Risks Related to Class A Common Stock

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

The market price for the Class A common stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of the Class A common stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of options and warrants exercisable for shares of Class A common stock that may be exercised or converted in the future. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

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
The trading price of the Class A common stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:

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

In addition, our certificate of incorporation authorizes the issuance of 15,000,000 shares of preferred stock. The terms of our preferred stock may be fixed by the company’s board of directors without further stockholder action. The terms of any outstanding series or class of preferred stock may include priority claims to assets and dividends and special voting rights, which could adversely affect the rights of holders of Class A common stock. Any future issuance(s) of preferred stock could make the takeover of the company more difficult, discourage unsolicited bids for control of the company in which our stockholders could receive premiums for their shares, dilute or subordinate the rights of holders of Class A common stock and adversely affect the trading price of the Class A common stock.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our securities.

If the market price of the Class A common stock declines, we may not be able to maintain our listing on the Nasdaq Global Market, which may impair our financial flexibility and restrict our business significantly.

The stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies that may be unrelated or disproportionate to the operating results of such companies. These broad market movements may adversely affect the market price of the Class A common stock. The Class A common stock is presently listed on Nasdaq. We cannot assure you that we will meet the criteria for continued listing, in which case the Class A common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Class A common stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Class A common stock to continue to be listed on the Nasdaq could adversely impact the market price for the Class A common stock and our other securities, and we could face a lengthy process to re-list the Class A common stock, if we are able to re-list the Class A common stock.

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

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate, or we may require additional funds to pursue acquisition or expansion opportunities. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our Class A common stock, diluting their interest or being subject to rights and preferences senior to their own.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operated from the following leased properties at March 31, 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on the Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2019		2018
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$1.81	$1.31	$2.26	$1.38
July 1 – September 30	$1.62	$0.98	$1.75	$1.41
October 1 – December 31	$1.40	$0.48	$1.64	$1.21
January 1 – March 31	$2.05	$0.53	$1.51	$1.21
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on July 08, 2019 was $1.31 per share. As of July10, 2019, there were 93 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2019.

SALES OF UNREGISTERED SECURITIES

On July 9, 2019, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Bison Entertainment and Media Group (“BEMG”), an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of Common Stock (the “SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares. The SPA Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the twelve months ended March 31, 2019 and 2018.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2019	2018	2017	2016	2015
Revenues	$53,534	$67,683	$90,394	$104,449	$105,484
Direct operating (exclusive of depreciation and amortization shown below)	16,120	19,523	25,121	31,341	30,109
Selling, general and administrative	27,661	28,454	23,776	33,367	31,120
Provision (benefit) for doubtful accounts	1,620	991	1,213	789	(206)
Restructuring, transition and acquisitions expenses, net	—	—	87	1,130	2,638
Goodwill impairment	—	—	—	18,000	6,000
Litigation and related, net of recovery in 2016	—	—	—	(2,228)	1,282
Depreciation and amortization of property and equipment	8,124	12,412	27,722	37,344	37,519
Amortization of intangible assets	5,627	5,580	5,718	5,852	5,864
Total operating expenses	59,152	66,960	83,637	125,595	114,326
(Loss) income from operations	(5,618)	723	6,757	(21,146)	(8,842)

Interest income	36	57	73	82	101
Interest expense	(10,292)	(14,250)	(19,068)	(20,642)	(19,899)
Debt conversion expense and loss on extinguishment of notes payable	—	(4,504)	(5,415)	(931)	—
Gain on termination of capital lease	—	—	2,535	—	—
Other (expense) income, net	(96)	(277)	31	513	105
Change in fair value of interest rate derivatives	—	157	142	(40)	(441)
Loss from operations before income taxes	(15,970)	(18,094)	(14,945)	(42,164)	(28,976)
Income tax expense	(295)	(401)	(252)	(345)	—
Loss from continuing operations	(16,265)	(18,495)	(15,197)	(42,509)	(28,976)
Income (loss) from discontinued operations	—	—	—	—	100
Loss on sale of discontinued operations	—	—	—	—	(3,293)
Net loss	(16,265)	(18,495)	(15,197)	(42,509)	(32,169)
Net loss attributable to noncontrolling interest	32	41	68	767	861
Net loss attributable to Cinedigm Corp.	(16,233)	(18,454)	(15,129)	(41,742)	(31,308)
Preferred stock dividends	(356)	(356)	(356)	(356)	(356)
Net loss attributable to common shareholders	$(16,589)	$(18,810)	$(15,485)	$(42,098)	$(31,664)
Basic and diluted net loss per share from continuing operations	$(0.44)	$(0.81)	$(1.92)	$(6.51)	$(3.71)
Shares used in computing basic and diluted net loss per share (1)	37,919,754	23,104,811	8,049,160	6,467,978	7,678,535

(1)
We incurred net losses for all periods presented and, therefore, the impact of potentially dilutive common stock equivalents and convertible notes have been excluded from the computation of net loss per share from continuing operations as their impact would be anti-dilutive.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2019	2018	2017	2016	2015
Cash, cash equivalents and restricted cash	$18,872	$18,952	$13,566	$34,464	$25,750
Working capital (deficit)	(48,834)	(2,165)	(15,411)	1,012	(30,871)
Total assets	98,839	121,182	151,334	209,398	273,017
Notes payable, non-recourse	19,132	38,082	61,104	112,312	151,360
Total stockholders' deficit of Cinedigm Corp.	(35,281)	(21,049)	(69,489)	(71,842)	(18,959)
Other Financial Data:
Net cash provided by operating activities	11,088	22,397	31,699	25,504	9,211
Net cash (used in) provided by investing activities	(1,970)	(931)	(486)	(1,389)	1,197
Net cash used in financing activities	(9,198)	(16,080)	(44,128)	(17,633)	(41,624)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this report.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2019, all of our 3,480 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment business segment operates independently from our content & entertainment business. As of March 31, 2019, we had approximately $20.6 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $44.8 million of outstanding debt principal, as of March 31, 2019 that is attributable to our Content & Entertainment and Corporate segments.

Liquidity

We have incurred consolidated net losses of $16.3 million and $18.5 million for the years ended March 31, 2019 and 2018, respectively. We have an accumulated deficit of $395.8 million as of March 31, 2019.  In addition, we have significant debt related contractual obligations for the fiscal year ended March 31, 2019 and beyond. As of March 31, 2019, we have debt obligation of $43.3 million that is current and negative working capital of $48.8 million.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million were paid in full by October 18, 2018 prior to their maturity date of October 21, 2018.

The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid half of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and will obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP
(the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matures on October 9, 2019 with two one year extensions at the Company's option.

The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. The Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest on the Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock.

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

The $10.0 million note payable ("2018 Loan") to Bison Global Investment SPC due July 20, 2019 is guaranteed by Bison Entertainment and Media Group ("BEMG"). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 12, 2019, the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), entered into a termination agreement (the “Termination Agreement”) with respect to the $10.0 million 2018 Loan. Pursuant to the Termination Agreement, the accrued and unpaid interest on such outstanding principal amount will be paid in cash to Bison Global no later than September 30, 2019. Contemporaneously with the Termination Agreement, the Company entered into a convertible promissory note (“Bison Convertible Note”) with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock”), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On July 9, 2019, the Company entered into the Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares.

On December 12, 2018, we received a Notice from the Listing Qualifications staff of Nasdaq (the “Staff”) indicating that, the Company no longer met the requirement to maintain a minimum market value of publicly held shares ("MVPHS) of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C).

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

On March 1, 2019, Cinedigm Corp. was notified by the staff that the MVPHS deficiency of the Company’s Class A Common Stock has been cured and that the Company is in compliance with Nasdaq Listing Rule 5450(b)(3)(C), and that Nasdaq considers this matter closed.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, extended the maturity date to June 30, 2020 and excluded Future Today Inc and any of its future subsidiaries (in connection with the previously announced agreement to acquire Future Today Inc) from requirements to become Guarantors. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2019, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and other parties (iv) and the financing transactions that occurred in July, 2019, will be sufficient to satisfy our liquidity and capital requirements for at least one year from the issuance date of the March 31, 2019 Consolidated Financial Statements. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2019 and 2018, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property and equipment.

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

We did not record goodwill impairment in connection with our annual testing in the fourth quarters ended March 31, 2019 and 2018. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

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

REVENUE RECOGNITION

Adoption of ASU Topic 606, "Revenue from Contracts with Customers"

The Company adopted Accounting Standards Update ("ASU") Topic 606, Revenue from Contracts with Customers (“Topic 606”), as of April 1, 2018, using the modified retrospective method, i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of deficit at April 1, 2018. Therefore, the comparative information for the years ended prior to April 1, 2018 were not restated to comply with ASC 606. We applied the practical expedient and did not capitalize the incremental costs to obtain a contract if the amortization period for the asset is one year or less. The impact of adopting Topic 606 did not result in a change in accounting treatment for any of the Company’s revenue streams. Refer to Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for our revenue recognition accounting policy as it relates to revenue transactions prior to April 1, 2018. The revenue recognition accounting policy described below relates to revenue transactions from April 1, 2018 and thereafter, which are accounted for in accordance with Topic 606.

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

Under the terms of the standard cinema equipment licensing agreements, exhibitors will continue to have the right to use the Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 321 digital projection Systems for an aggregate sales price of approximately $3.7 million during the year ended March 31, 2019.

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

The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and March 31, 2019 were $5.7 million and $4.0 million, respectively. For the twelve months ended March 31, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the twelve months ended March 31, 2019, $4.1 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $4.0 million. We expect to recognize approximately $1.7 million of this balance over the next 12 months, and the remainder thereafter.

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

Results of Operations for the Fiscal Years Ended March 31, 2019 and 2018

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$26,199	$37,577	$(11,378)	(30.3)%
Content & Entertainment	27,335	30,106	(2,771)	(9.2)%
	$53,534	$67,683	$(14,149)	(20.9)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems earning VPF revenue and Service Fees. The Phase I Systems Deployment period ended for major studios during the fiscal year ended March 31, 2018. The decrease in Revenues was offset by revenues generated from the sale of 321 digital projection systems for approximately $2.8 million. Content & Entertainment revenue decreased by $2.8 million as a result of a decline in DVD business and licensing revenue offset by an increase in digital transactional revenues in our distributed business.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,401	$1,526	$(125)	(8.2)%
Content & Entertainment	14,719	17,997	(3,278)	(18.2)%
	$16,120	$19,523	$(3,403)	(17.4)%

Direct operating expenses decreased in the year ended March 31, 2019 compared to the prior year, primarily due to lower content & entertainment business revenues resulting in lower royalty expense combined with significant reduction in impairment costs drove operating expense decreases.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,960	$1,755	$205	11.7%
Content & Entertainment	15,322	16,715	(1,393)	(8.3)%
Corporate	10,379	9,984	395	4.0%
	$27,661	$28,454	$(793)	(2.8)%

Selling, general and administrative expenses for the year ended March 31, 2019 compared to prior year decreased by $0.8 million mainly due to a decrease of $1.2 million in marketing spend in our OTT business, a decrease of $0.7 million in stock based compensation compared to higher stock-based compensation in the prior year resulting from the accelerated vesting of all our equity from the change of control of the Company from the Bison transaction, and a decrease of $0.7 million in bonus expenses relating to that transaction. These decreases were offset by an increase of $1.2 million in professional consulting expenses relating to a potential acquisition and an increase of $0.6 million in severance expense resulting from our cost cutting initiation.

Provision for Doubtful Accounts

Provision for doubtful accounts was $1.6 million and $1.0 million for the fiscal years ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$7,599	11,690	(4,091)	(35.0)%
Content & Entertainment	343	443	(100)	(22.6)%
Corporate	182	279	(97)	(34.8)%
	$8,124	$12,412	$(4,288)	(34.5)%

Depreciation and amortization expense decreased for the year ended March 31, 2019, compared to the prior year; predominantly due to a $4.1 million decrease in the Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal year 2018. Remaining projectors in the Ph2 KBC deployment will continue to depreciate through their ten-year useful life.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$4,741	$7,200	$(2,459)	(34.2)%
Corporate	5,515	6,993	(1,478)	(21.1)%
	$10,256	$14,193	$(3,937)	(27.7)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior year, due to the payoff of our KBC facilities, vendor notes and reduction of the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of the payoff of the remaining $46.3 million of the convertible debt that was exchanged on November 1, 2017, offset by an increase in interest expense for the Bison note which began December 29, 2017.

Income Tax Expense

We recorded income tax expense from operations of $0.3 million and $0.4 million for the years ended March 31, 2019 and 2018, respectively, primarily for state income taxes in our Cinema Equipment Business and Corporate segments. Income tax expense was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

Debt conversion expense and loss on extinguishment of notes payable

There was no debt conversion or loss on extinguishment expense for the year ended March 31, 2019. We recorded debt conversion expense and loss on extinguishment of notes payable of $4.5 million for the year ended March 31, 2018, for the conversion of an aggregate of $46.8 million of Convertible Notes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and other expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the year ended March 31, 2019 decreased, by $11.4 million or 49%, compared to the year ended March 31, 2018. Adjusted EBITDA loss from our non-cinema equipment business was negative $7.9 million for the year ended March 31, 2019, compared to an Adjusted EBITDA of negative $2.7 million for the year ended March 31, 2018. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2019	2018
Net loss	$(16,265)	$(18,495)
Add Back:
Income tax expense	295	401
Depreciation and amortization of property and equipment	8,124	12,412
Amortization of intangible assets	5,627	5,580
Interest expense, net	10,256	14,193
Debt conversion expense and loss on extinguishment of notes payable	—	4,504
Other expense, net	2,019	2,028
Change in fair value of interest rate derivatives	—	(157)
Provision for doubtful accounts	—	253
Stock-based compensation and expenses	1,576	2,279
Net loss attributable to noncontrolling interest	32	41
Adjusted EBITDA	$11,664	$23,039

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(7,599)	$(11,690)
Amortization of intangible assets	(46)	(46)
Provision for doubtful accounts	—	(253)
Bonuses	—	(59)
Stock-based compensation and expenses	(26)	—
Income from operations	(11,884)	(13,683)
Adjusted EBITDA from non-cinema equipment business	$(7,891)	$(2,692)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. The Company expects to adopt the provisions of this guidance on April 1, 2019 using an optional transition method with a cumulative effect adjustment to accumulated deficit and not restatement comparative periods presented.

We plan to adopt the standard in effective April 1, 2019. We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification and elect the accounting policy election to utilize the short-term lease exemption, whereby leases with a team of 12 months or less will not follow the recognition and measurement requirements of the new standard

We expect adoption of the new standard will result in the recording of right-of-use assets and lease liabilities of approximately $2.4 million and $2.5 million, respectively, as of April 1, 2019. We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

In preparation for the adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information and disclosures including the assessment of the impact of the standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation -Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In accordance with the Stock Purchase Agreement, on December 29, 2017, the Company entered into a loan agreement with BEMG, pursuant to which the Company borrowed $10.0 million (the “2017 Loan”). The maturity date was June 28, 2021 with interest at 5% per annum, payable quarterly in cash. The 2017 Loan is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the 2017 Loan were used for working capital and general corporate purposes. As part of this 2017 Loan, the Company also issued warrants to BEMG to purchase 1,400,000 shares of the Company’s Class A common stock (the “Warrants”). The 2017 Loan was paid in full on July 20, 2018.

The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Convertible Promissory Note. See Note 12 - Subsequent Events.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million from the Lender. All proceeds from the Convertible Note was used to pay the $5.0 million 2013 Notes described in Note 5 - Notes Payable.

On July 12, 2019, the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison Global, entered into a Termination Agreement with respect to the 2018 Loan between them, pursuant to which the Company had borrowed from Bison Global $10.0 million. Pursuant to the Termination Agreement, the accrued and unpaid interest on such outstanding principal amount will be paid in cash to Bison Global no later than September 30, 2019. Contemporaneously with the Termination Agreement, the Company entered into a Bison Convertible Note with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On July 9, 2019, the Company entered into the Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of March 31, 2019 was $19.1 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the prior credit agreement. During the year ended March 31, 2019, the Company borrowed an additional $10.4 million under the Credit Facility. As of March 31, 2019, there was $18.6 million outstanding and there was no additional availability under the Credit Facility based on the Company's borrowing base.

On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, extended the maturity date to June 30, 2020 and excluded Future Today Inc and any of its future subsidiaries (in connection with the previously announced agreement to acquire Future Today, Inc.) from requirements to become Guarantors. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

Other Indebtedness

In October 2013, we issued notes to certain investors in the aggregate principal amount of $5.0 million (the "2013 Notes") and warrants to purchase 150,000 shares of Class A Common Stock to such investors. The principal amount outstanding under the 2013 Notes is due on October 21, 2018 and the notes bore interest at 9.0% per annum, payable in quarterly installments.
The 2013 Notes were paid in full on October 18, 2018, prior to their maturity date of October 21, 2018.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matures on October 9, 2019 with two one year extensions at the Company's option.

The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. The Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest on the Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock.

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

The $10.0 million note payable to Bison Global Investment SPC due July 20, 2019 is guaranteed by Bison Entertainment and
Media Group ("BEMG"). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 12, 2019, the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison Global, entered into a Termination Agreement with respect to the 2018 Loan between them, pursuant to which the Company had borrowed from Bison Global $10.0 million. Pursuant to the Termination Agreement, the accrued and unpaid interest on such outstanding principal amount will be paid in cash to Bison Global no later than September 30, 2019. Contemporaneously with the Termination Agreement, the Company entered into a Bison Convertible Note with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2019	2018
Net cash provided by operating activities	$11,088	$22,397
Net cash used in investing activities	(1,970)	(931)
Net cash used in financing activities	(9,198)	(16,080)
Net (decrease) increase in cash and cash equivalents	$(80)	$5,386

As of March 31, 2019, we had cash, cash equivalents and restricted cash balances of $18.9 million.

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

For the year ended March 31, 2019, cash flows used in financing activities reflects payments of $19.1 million for the 2013 Prospect Loan, $5.0 million for the 2013 Notes, $0.3 million for P2 Vendor Note, and $0.2 million for the KBC Note, offset by$10.4 million drawn from the Credit Facility and $5.0 million proceeds from the $5.0 million Convertible Note.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of March 31, 2019:

	Payments Due
Contractual Obligations (in thousands)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Long-term recourse debt	$44,755	$44,755	$—	$—	$—
Long-term non-recourse debt (1)	20,627	—	20,627	—	—
Debt-related obligations, principal	$65,382	$44,755	$20,627	$—	$—

Interest on recourse debt	$7,885	$6,828	$1,057	$—	$—
Interest on non-recourse debt (1)	5,654	2,831	2,823	—	—
Total interest	$13,539	$9,659	$3,880	$—	$—
Total debt-related obligations	$78,921	$54,414	$24,507	$—	$—

Total non-recourse debt including interest	$26,281	$2,831	$23,450	$—	$—
Operating lease obligations	$2,925	$1,109	$1,816	$—	$—

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

Seasonality

Revenues from our Cinema Equipment segment derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While CEG benefits from the winter holiday season, we believe the seasonality of motion picture exhibition, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. (the “Company") as of March 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP
New York, New York
July 15, 2019

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$17,872	$17,952
Accounts receivable, net	35,510	38,128
Inventory, net	673	792
Unbilled revenue	2,336	6,799
Prepaid and other current assets	8,488	10,497
Total current assets	64,879	74,168
Restricted cash	1,000	1,000
Property and equipment, net	14,047	21,483
Intangible assets, net	9,686	14,653
Goodwill	8,701	8,701
Other long-term assets	526	1,177
Total assets	$98,839	$121,182
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$68,707	$69,225
Current portion of notes payable, including unamortized debt discount of $1,436 and $225, respectively (see Note 5)	43,319	4,775
Current portion of notes payable, non-recourse (see Note 5)	—	512
Current portion of deferred revenue	1,687	1,821
Total current liabilities	113,713	76,333
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs of $1,495 and $2,140 respectively (see Note 5)	19,132	37,570
Notes payable, net of current portion and unamortized debt issuance costs of $0 and $3,352, respectively (see Note 5)	—	25,435
Deferred revenue, net of current portion	2,357	3,842
Other long-term liabilities	205	306
Total liabilities	135,407	143,486
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2019 and 2018. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at March 31, 2019 and 2018; 36,992,433 and 36,261,975 shares issued and 35,678,597 and 34,948,139 shares outstanding at March 31, 2019 and 2018, respectively.	36	35
Additional paid-in capital	368,531	366,223
Treasury stock, at cost; 1,313,836 Class A common shares at March 31, 2019 and 2018.	(11,603)	(11,603)
Accumulated deficit	(395,814)	(379,225)
Accumulated other comprehensive income (loss)	10	(38)
Total stockholders’ deficit of Cinedigm Corp.	(35,281)	(21,049)
Deficit attributable to noncontrolling interest	(1,287)	(1,255)
Total deficit	(36,568)	(22,304)
Total liabilities and deficit	$98,839	$121,182
See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2019	2018
Revenues	$53,534	$67,683
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	16,120	19,523
Selling, general and administrative	27,661	28,454
Provision for doubtful accounts	1,620	991
Depreciation and amortization of property and equipment	8,124	12,412
Amortization of intangible assets	5,627	5,580
Total operating expenses	59,152	66,960
(Loss) income from operations	(5,618)	723
Interest income	36	57
Interest expense	(10,292)	(14,250)
Debt conversion expense and loss on extinguishment of notes payable	—	(4,504)
Other expense	(96)	(277)
Change in fair value of interest rate derivatives	—	157
Loss from operations before income taxes	(15,970)	(18,094)
Income tax expense	(295)	(401)
Net loss	(16,265)	(18,495)
Net loss attributable to noncontrolling interest	32	41
Net loss attributable to controlling interests	(16,233)	(18,454)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(16,589)	$(18,810)

Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.44)	$(0.81)
Weighted average number of Class A common stock outstanding: basic and diluted	37,919,754	23,104,811

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2019	2018
Net loss	$(16,265)	$(18,495)
Other comprehensive income: foreign exchange translation	48	—
Comprehensive loss	(16,217)	(18,495)
Less: comprehensive loss attributable to noncontrolling interest	32	41
Comprehensive loss attributable to controlling interests	$(16,185)	$(18,454)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A and Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2017	7	$3,559	11,841,983	$12	—	$—	$287,393	$(360,415)	$(38)	$(69,489)	$(1,214)	$(70,703)
Issuance of common stock for third-party professional services	—	—	686,641	1	—	—	875	—	—	876	—	876
Common stock issued in connection with conversion of Convertible Notes	—	—	3,536,783	3	—	—	34,285	—	—	34,288	—	34,288
Forfeitures of restricted stock awards, net of issuances	—	—	(27,673)	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the stock purchase agreement with Bison, net	—	—	19,666,667	20	—	—	28,011	—	—	28,031	—	28,031
Issuance of common stock in connection with debt instruments	—	—	333,333	—	—	—	500	—	—	500	—	500
Issuance of warrants in connection with Bison, net	—	—	—	—	—	—	1,084	—	—	1,084	—	1,084
Stock-based compensation	—	—	—	—	—	—	2,279	—	—	2,279	—	2,279
Preferred stock dividends paid with common stock	—	—	224,241	—	—	—	356	(356)	—	—	—	—
Treasury stock in connection with taxes withheld from employees	—	—	(134,698)	—	134,698	(163)	—	—	—	(163)	—	(163)
Treasury stock in connection with settlement of structured stock repurchase	—	—	(1,179,138)	(1)	1,179,138	(11,440)	11,440	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(18,454)	—	(18,454)	(41)	(18,495)
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Issuance of shares for asset acquisition	—	—	137,667	—	—	—	106	—	—	106	—	106
Issuance of common stock for third party professional services	—	—	225,862	—	—	—	—	—	—	—	—	—
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	270	—	—	270	—	270
Stock-based compensation	—	—	—	—	—	—	1,576	—	—	1,576	—	1,576
Issuance of restricted stock to employees	—	—	10,000	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid with common stock	—	—	356,929	1	—	—	356	(356)	—	1	—	1
Net loss	—	—	—	—	—	—	—	(16,233)	—	(16,233)	(32)	(16,265)
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,265)	$(18,495)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	13,751	17,992
Loss from sale of property and equipment	729	64
Amortization of debt issuance costs included in interest expense	1,888	2,035
Provision for doubtful accounts	1,469	991
Recovery for inventory reserve	(92)	(392)
Stock-based compensation and expenses	1,576	2,279
Change in fair value of interest rate derivatives	—	157
Accretion and PIK interest expense added to note payable	1,708	1,303
Debt conversion expense and loss on extinguishment of notes payable	—	4,504
Changes in operating assets and liabilities:
Accounts receivable	1,149	14,870
Inventory	211	737
Unbilled revenue	4,463	(1,144)
Prepaid and other assets	2,660	2,934
Accounts payable and accrued expenses	(540)	(3,316)
Deferred revenue	(1,619)	(2,122)
Net cash provided by operating activities	11,088	22,397
Cash flows from investing activities:
Purchases of property and equipment	(1,417)	(925)
Purchases of intangible assets	(553)	(6)
Net cash used in investing activities	(1,970)	(931)
Cash flows from financing activities:
Payments of notes payable	(24,594)	(41,729)
Proceeds (repayments) under revolving credit agreement, net	10,396	(11,372)
Proceeds from issuance of convertible note and notes payable	5,000	10,000
Repurchase of Class A common stock	—	(163)
Net proceeds from issuance of common stock	—	28,031
Principal payments on capital leases	—	(66)
Payments of debt issuance costs	—	(781)
Net cash used in financing activities	(9,198)	(16,080)
Net change in cash and cash equivalents	(80)	5,386
Cash and cash equivalents at beginning of year	18,952	13,566
Cash and cash equivalents at end of year	$18,872	$18,952

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Liquidity

We have incurred consolidated net losses of $16.3 million and $18.5 million for the years ended March 31, 2019 and 2018, respectively. We have an accumulated deficit of $395.8 million as of March 31, 2019.  In addition, we have significant debt related contractual obligations for the year ended March 31, 2019 and beyond. As of March 31, 2019 we have net debt obligations of $43.3 million that is current and negative working capital of $48.8 million.

The 2013 Notes (as defined in Note 5 - Notes Payable) of $5.0 million were paid in full by October 18, 2018 prior to their maturity date of October 21, 2018.

The Second Lien Loans (as defined in Note 5 - Notes Payable) mature on June 30, 2019. On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid half of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and will obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable.

The $10.0 million note payable ("2018 Loan") to Bison Global Investment SPC due July 20, 2019 is guaranteed by Bison Entertainment and Media Group ("BEMG"). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 12, 2019, the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), entered into a termination agreement (the “Termination Agreement”) with respect to the $10.0 million 2018 Loan. Pursuant to the Termination Agreement, the accrued and unpaid interest on such outstanding principal amount will be paid in cash to Bison Global no later than September 30, 2019. Contemporaneously with the Termination Agreement, the Company entered into a convertible promissory note (“Bison Convertible Note”) with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock”), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On July 9, 2019, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Bison Entertainment and Media Group (“BEMG”), an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of Common Stock (the “SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP
(the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matures on October 9, 2019 with two one year extensions at the Company's option.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, extended the maturity date to June 30, 2020 and excluded Future Today Inc and any of its future subsidiaries (in connection with the previously announced agreement to acquire Future Today Inc) from requirements to become Guarantors. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2019, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and other parties (iv) and the financing transactions that occurred in July, 2019, will be sufficient to satisfy our liquidity and capital requirements for at least one year from the issuance date of the March 31, 2019 Consolidated Financial Statements. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives and valuation allowances for income taxes. Actual results could differ from these estimates.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	March 31, 2019	March 31, 2018
Cash and Cash Equivalents	$17,872	$17,952
Restricted Cash	1,000	1,000
	$18,872	$18,952

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

UNBILLED RECEIVABLES

Unbilled receivables represents amounts for which invoices have not yet been sent to clients.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances was $1.3 million and $3.6 million for the years ended March 31, 2019 and 2018, respectively.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of March 31, 2019 and 2018:

(In thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the consolidated balance sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. At March 31, 2019 and 2018, the estimated fair value of our fixed rate debt approximated its carrying amount. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $33.7 million, and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the years ended March 31, 2019 and 2018, no impairment charge was recorded in operations for long-lived assets or finite-lived assets.

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

In determining fair value of the Content and Entertainment ("CEG") reporting unit, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the goodwill impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on internal projections of adjusted EBITDA for the CEG reporting unit. For the year ended March 31, 2019 and 2018, we assumed a market-based weighted average cost of capital of 17% and 19%, respectively, to discount cash flows for our CEG segment and used a blended federal and state tax rate of approximately 20% as of March 31, 2019 and 2018, respectively. Based on such assumptions, the estimated fair value of the CEG reporting unit as calculated for goodwill testing purposes exceeded its carrying value, and therefore there was no goodwill impairment charge for the years ended March 31, 2019 and 2018.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Net Goodwill at March 31, 2019 and 2018	$8,701

PARTICIPATIONS AND ROYALTIES PAYABLE

When we use third parties to distribute company owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers. See Note 3 - Consolidated Balance Sheet Components.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 321 digital projection Systems for an aggregate sales price of approximately $3.7 million, and recognized revenue of $2.8 million, during the year ended March 31, 2019.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand ("VOD"), and physical goods (e.g. DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for subscription on the digital platform, shipment of DVD and Blu-ray Discs, or make available at point-of-sale for transactional and VOD services. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Revenue is recognized after deducting the reserves for product returns and other allowances, which are accounted for as variable consideration.

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

Based on our evaluation of the above indicators, we concluded that there were no changes to our gross versus net reporting from previous GAAP.

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

Deferred revenue pertaining to CEG includes amounts related to the sale of DVD’s with future release dates.

Deferred revenue relating to our Cinema Equipment Business pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and March 31, 2019 were $5.7 million and $4.0 million, respectively. For the twelve months ended March 31, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the year ended March 31, 2019, $4.1 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the year. As of March 31, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $4.0 million. We expect to recognize approximately $1.7 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the CEG Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the twelve months ended March 31, 2019 (in thousands):

Twelve Months Ended March 31, 2019
Cinema Equipment Business:
Phase I Deployment	9,302
Phase II Deployment	8,651
Services	5,487
Digital System Sales	2,759
Total Cinema Equipment Business revenue	$26,199

Content & Entertainment Business:
Base Distribution Business	$17,639
OTT Streaming and Digital	9,696
Total Content & Entertainment Business revenue	$27,335

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, marketing and direct personnel costs.

ADVERTISING

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the fiscal years ended March 31, 2019 and 2018, we recorded advertising costs of $23 thousand and $300 thousand, respectively.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2019	2018
Direct operating	$—	$60
Selling, general and administrative	1,576	2,219
Total stock-based compensation expense	$1,576	$2,279

During the year ended March 31, 2019, the Company granted 2,277,830 stock appreciation rights ("SARs") to its executives of which 815,220 SARs were forfeited due to the terminations of two executives during the year ended March 31, 2019. The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $566 thousand of stock-based compensation recorded for the year ended March 31, 2019 relating to these SARs.

Total SARs outstanding are as follows:

Twelve Months Ended March 31, 2019
SARs Outstanding March 31, 2018	—
Issued	2,277,830
Forfeited	(815,220)
Total SARs Outstanding March 31, 2019	1,462,610

On July 26, 2018, the Company granted 1,941,402 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total PSUs represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches: one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs each reporting period. Based on their analysis as of March 31, 2019, using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, was $0.83. There was $744 thousand of stock-based compensation recorded for the year ended March 31, 2019, related to these PSUs. During the year ended March 31, 2019, 550,818 PSUs were forfeited due to employee terminations.

Total PSUs outstanding are as follows:

Twelve Months Ended March 31, 2019
PSUs Outstanding March 31, 2018	—
Issued	1,941,402
Forfeited	(550,818)
Total PSUs Outstanding March 31, 2019	1,390,584

There were 225,862 and 174,942 shares of Class A common stock issued to the board of directors for years ended March 31, 2019 and 2018, respectively, constituting payment of the stock portion of board service retainer fee. There was $262 thousand of stock-based compensation recorded for the years ended March 31, 2019 and 2018, respectively, related to the board of directors.

There were 10,000 restricted shares awarded to an employee during the twelve months ended March 31, 2019, at a weighted average price of $1.52, all of which were unvested and outstanding as of March 31, 2019. Stock-based compensation recorded in the year ended March 31, 2019 was $4 thousand related to these awards. No restricted shares were awarded during the fiscal year ended March 31, 2018.

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
Weighted average number of common stock shares outstanding during the period

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. The shares repurchased in connection with the forward stock purchase transaction discussed in Note 6 - Stockholders' Deficit were considered repurchased for the purposes of calculating net loss per share and therefore the calculation of weighted average shares outstanding excluded 1,179,138 shares. During the year ended March 31, 2018, the Company settled these shares and included them in the calculation of weighted average shares outstanding for the years ended March 31, 2019 and 2018, respectively.

Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred net losses for the fiscal years ended March 31, 2019 and 2018 and therefore, the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 4,195,371 shares and 2,890,824 shares as of March 31, 2019 and 2018, respectively, and 3,333,333 shares from the convertible note issued October 9, 2018, were excluded from the computation of net loss per share for the fiscal years ended March 31, 2019 and 2018, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2019 and 2018, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. The Company expects to adopt the provisions of this guidance on April 1, 2019 using an optional transition method with a cumulative effect adjustment to accumulated deficit and not restatement comparative periods presented.

We plan to adopt the standard in effective April 1, 2019. We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification and elect the accounting policy election to utilize the short-term lease exemption, whereby leases with a team of 12 months or less will not follow the recognition and measurement requirements of the new standard.

We expect adoption of the new standard will result in the recording of right-of-use assets and lease liabilities of approximately $2.4 million and $2.5 million, respectively, as of April 1, 2019. We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

In preparation for the adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information and disclosures including the assessment of the impact of the standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

3.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2019	2018
Trade receivables	$40,039	$41,188
Allowance for doubtful accounts	(4,529)	(3,060)
Total accounts receivable, net	$35,510	$38,128

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2019	2018
Non-trade accounts receivable, net	$2,658	$4,459
Advances	4,051	4,485
Due from producers	687	318
Prepaid insurance	419	480
Other prepaid expenses	673	755
Total prepaid and other current assets	$8,488	$10,497

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2019	2018
Leasehold improvements	$268	$268
Computer equipment and software	5,454	3,859
Digital cinema projection systems	336,471	360,633
Machinery and equipment	490	553
Furniture and fixtures	146	151
	342,829	365,464
Less - accumulated depreciation and amortization	(328,782)	(343,981)
Total property and equipment, net	$14,047	$21,483

Total depreciation and amortization of property and equipment was $8.1 million and $12.4 million for the years ended March 31, 2019 and 2018, respectively. Amortization of capital leases included in depreciation and amortization of property and equipment was $0 and $0.2 million for the years ended March 31, 2019 and 2018, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$271	$(252)	$19	3
Customer relationships and contracts	21,969	(13,366)	8,603	3-15
Theatre relationships	550	(481)	69	10-12
Content library	20,410	(19,415)	995	3-6
	$43,200	$(33,514)	$9,686

	As of March 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$121	$(112)	$9	3
Customer relationships and contracts	21,969	(11,260)	10,709	3-15
Theatre relationships	550	(435)	115	10-12
Content library	19,767	(15,947)	3,820	5-6
Favorable lease agreement	1,193	(1,193)	—	4
	$43,600	$(28,947)	$14,653

Amortization expense related to intangible assets was $5.6 million for the years ended March 31, 2019 and 2018, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2019, we expect future amortization expense for each period to be as follows:

(In thousands) Fiscal years ending March 31,
2020	$2,777
2021	2,351
2022	1,281
2023	645
2024	645
Thereafter	1,987
Total	$9,686

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2019	2018
Accounts payable	$38,393	$35,032
Participations and royalties payable	22,611	25,788
Accrued compensation and benefits	3,098	2,276
Accrued taxes payable	322	352
Interest payable	96	130
Accrued restructuring and transition expenses	—	505
Accrued other expenses	4,187	5,142
Total accounts payable and accrued expenses	$68,707	$69,225

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

As of March 31, 2019 and 2018, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivables were $0.4 million as of March 31, 2019 and 2018, respectively, which are included within our accounts receivable, net on the accompanying consolidated balance sheets.

During the years ended March 31, 2019 and 2018, we received $1.1 million and $1.2 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying consolidated statements of operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2019 and 2018 was $28.9 million and $26.3 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and accordingly, our investment in CDF2 Holdings is carried at $0 as of March 31, 2019 and 2018.

Majority Interest in CONtv

We own 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2019		As of March 31, 2018
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$20,627	$—	$39,710
KBC Facilities	—	—	154	—
P2 Vendor Note	—	—	336	—
P2 Exhibitor Notes	—	—	22	—
Total non-recourse notes payable	—	20,627	512	39,710
Less: Unamortized debt issuance costs and debt discounts	—	(1,495)	—	(2,140)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$19,132	$512	$37,570

Bison note payable	$10,000	$—	$—	$10,000
Second Secured Lien Notes	11,132	—	—	10,560
Credit Facility	18,623	—	—	8,227
Convertible Note	5,000	—	—	—
2013 Notes	—	—	5,000	—
Total recourse notes payable	44,755	—	5,000	28,787
Less: Unamortized debt issuance costs and debt discounts	(1,436)	—	(225)	(3,352)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$43,319	$—	$4,775	$25,435
Total notes payable, net of unamortized debt issuance costs	$43,319	$19,132	$5,287	$63,005

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the consolidated balance sheets, totaled $3.1 million and $3.0 million as of March 31, 2019 and 2018, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2019 and 2018, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2019	2018
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(54,151)	(35,068)
Prospect Loan, net	$20,627	$39,710
Less current portion	—	—
Total long term portion	$20,627	$39,710

KBC Facilities

In December 2008, we began entering into multiple credit facilities to fund the purchase of Systems to be installed in movie theatres as part of our Phase II Deployment. There were no draws on the KBC Facilities during the fiscal year ended March 31, 2019. The KBC Facilities were paid in full during the fiscal year ended March 31, 2019. The following table presents a summary of the KBC Facilities (dollar amounts in thousands):

				Outstanding Principal Balance
Facility	Credit Facility	Interest Rate	Maturity Date	March 31, 2019	March 31, 2018
3	11,425	3.75%	March 2019	—	154

Bison Note Payable

As discussed in Note 1 - Nature of Operations and Liquidity, the Company entered into a Loan with Bison for $10.0 million and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017 (the "Stock Purchase Agreement").

The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Convertible Promissory Note. See Note 12 - Subsequent Events.

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. During the year ended March 31, 2018, we borrowed an aggregate principal amount of $1.5 million under the Loan Agreement and had an outstanding balance of $11.1 million as of March 31, 2019 which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to prorata adjustments. As of March 31, 2019, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the year ended March 31, 2019. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans. On July 10, 2019, the Company paid down $3.0 million and entered into a consent agreement with the lenders to extend the maturity date. See Note 12 - Subsequent Events.
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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the prior credit agreement. During the year ended March 31, 2019, the Company borrowed an additional $10.4 million under the Credit Facility. As of March 31, 2019, there was $18.6 million outstanding and there was no additional availability under the Credit Facility based on the Company's borrowing base. On July 3, 2019, the Company entered into an amendment to the Credit Facility. See Note 12 - Subsequent Events.

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

The principal amount outstanding under the 2013 Notes was due on October 21, 2018 and was paid in full by October 18, 2018, prior to their maturity date of October 21, 2018.

Ronald L. Chez, a former director and a current strategic advisor to the Company, was a holder of $3.0 million of the 2013 Notes as of October 18, 2018 and March 31, 2018.

Zvi Rhine, a member of our Board of Directors and a related party, was a holder of $0.5 million of the 2013 Notes as of October 18, 2018 and March 31, 2018.

The aggregate principal repayments on our notes payable, including anticipated PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2020	$44,755
2021	20,627
2022	—
2023	—
2024	—
Thereafter	—
$65,382

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the year ended March 31, 2019, we issued 730,458 shares of Class A common stock in connection with the payment of preferred stock dividends, as compensation to the board of directors, for an asset acquisition and awards to employees. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock were $0.1 million as of March 31, 2019 and 2018, respectively. In April 2019, we paid preferred stock dividends in arrears in the form of 45,390 shares of our Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at March 31, 2019 and 2018.

CINEDIGM’S EQUITY INCENTIVE PLAN

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

As of March 31, 2019 there were 300,315 stock options outstanding in the Plan with weighted average exercise price of $14.87 and a weighted average contract life of 3.79 years. As of March 31, 2018, there were 338,315 stock options outstanding in the Plan with weighted average exercise price of $15.57 and a weighted average contract life of 4.63 years.

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

An analysis of all options outstanding under the 2000 Plan as of March 31, 2019 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $6.00	3,500	0.08	$6.00	$—
$7.40 - $13.70	20,999	2.05	12.20	—
$14.00 - $24.40	268,316	4.01	14.77	—
$30.00 - $50.00	7,500	2.38	30.00	—
	300,315			$—

An analysis of all options exercisable under the 2000 Plan as of March 31, 2019 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,380,924	3.79	$14.87	$—

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

In December 2010, we issued options to purchase 450,000 shares of Class A common stock outside of the 2000 Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of March 31, 2019, all such options remained outstanding.

WARRANTS

The following table presents information on outstanding warrants to purchase shares of our Class A common stock as of March 31, 2019. All of the outstanding warrants are fully vested and exercisable.

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

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses. As of March 31, 2019, obligations under non-cancelable operating leases are due as follows (dollars in thousands):

Fiscal years ending March 31,
2020	$1,109
2021 & 2022	1,816
2023 & 2024	—
Thereafter	—
$2,925

Rent expense, included in selling, general and administrative expenses in our consolidated statements of operations, was $1.0 million and $1.1 million for the years ended March 31, 2019 and 2018, respectively.

LEGAL PROCEEDINGS

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2019	2018
Cash interest paid	$8,628	$13,888
Income taxes paid	273	402
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	356	356
Issuance of Class A common stock for settlement of an obligation to a vendor	—	867
Issuance of Second Lien Loans in connection with Convertible Notes exchange transaction	—	1,462
Issuance of warrants in connection with debt instruments	—	1,084
Issuance of Class A common stock in exchange for the CEO's Second Lien Loans	—	500
Issuance of Class A common stock for asset acquisition	106	—

9.	SEGMENT INFORMATION

As discussed in Note 1 - Nature of Operations and Liquidity, we have retrospectively recast the operating segments for the prior period.

We operate in two reportable segments: Cinema Equipment Business and Content & Entertainment Business, or CEG. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our CODM to evaluate performance, which generally the segment's operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Cinema Equipment Business
Financing vehicles and administrators for 3,480 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 5,853 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

One (1) customer represented more than 10% of our consolidated revenues for fiscal year ended March 31, 2019.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$69	$—	$42,958	$19,132	$—
Content & Entertainment	9,607	8,701	51,531	—	—
Corporate	10	—	4,350	—	43,319
Total	$9,686	$8,701	$98,839	$19,132	$43,319

	As of March 31, 2018
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable
Cinema Equipment Business	$115	$—	$53,427	$38,082	$—
Content & Entertainment	14,529	8,701	58,313	—	—
Corporate	9	—	9,442	—	30,210
Total	$14,653	$8,701	$121,182	$38,082	$30,210

	Statements of Operations
	For the Fiscal Year Ended March 31, 2019
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$26,199	$27,335	$—	$53,534
Direct operating (exclusive of depreciation and amortization shown below)	1,401	14,719	—	16,120
Selling, general and administrative	1,960	15,322	10,379	27,661
Allocation of corporate overhead	1,549	4,038	(5,587)	—
Provision for doubtful accounts	1,760	(140)	—	1,620
Depreciation and amortization of property and equipment	7,599	343	182	8,124
Amortization of intangible assets	46	5,576	5	5,627
Total operating expenses	14,315	39,858	4,979	59,152
Income (loss) from operations	$11,884	$(12,523)	$(4,979)	$(5,618)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	27	328	1,221	1,576
Total stock-based compensation	$27	$328	$1,221	$1,576

	Statements of Operations
	For the Fiscal Year Ended March 31, 2018
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$37,577	$30,106	$—	$67,683
Direct operating (exclusive of depreciation and amortization shown below)	1,526	17,997	—	19,523
Selling, general and administrative	1,755	16,715	9,984	28,454
Allocation of corporate overhead	1,604	3,409	(5,013)	—
(Benefit) provision for doubtful accounts	991	—	—	991
Depreciation and amortization of property and equipment	11,690	443	279	12,412
Amortization of intangible assets	46	5,528	6	5,580
Total operating expenses	17,612	44,092	5,256	66,960
Income (loss) from operations	$19,965	$(13,986)	$(5,256)	$723

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$36	$24	$—	$60
Selling, general and administrative	14	817	1,388	2,219
Total stock-based compensation	$50	$841	$1,388	$2,279

The following table presents the results of our operating segments for the three months ended March 31, 2019:

	Statements of Operations
	For the Three Months Ended March 31, 2019
	(Unaudited)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$6,273	$5,796	$—	$12,069
Direct operating (exclusive of depreciation and amortization shown below)	174	3,659	—	3,833
Selling, general and administrative	514	4,103	3,589	8,206
Allocation of corporate overhead	382	996	(1,378)	—
Provision for doubtful accounts	376	(1)	—	375
Depreciation and amortization of property and equipment	1,755	87	43	1,885
Amortization of intangible assets	12	1,427	1	1,440
Total operating expenses	3,213	10,271	2,255	15,739
Income (loss) from operations	$3,060	$(4,475)	$(2,255)	$(3,670)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	19	167	627	813
Total stock-based compensation	$19	$167	$627	$813

11.	INCOME TAXES

The following table presents the components of income tax expense:

	For the Fiscal Year Ended March 31,
(In thousands)	2019	2018
Federal:
Current	$—	$(4)
Deferred	—	—
Total federal	—	(4)
State:
Current	295	405
Deferred	—	—
Total state	295	405
Income tax expense	$295	$401

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$6,877	$6,680
Stock-based compensation	2,468	1,993
Intangibles	6,293	5,918
Accrued liabilities	1,345	1,332
Allowance for doubtful accounts	1,279	852
Capital loss carryforwards	2,247	3,009
Interest expense	1,368	—
Other	430	648
Total deferred tax assets before valuation allowance	22,307	20,432
Less: Valuation allowance	(19,084)	(15,880)
Total deferred tax assets after valuation allowance	$3,223	$4,552
Deferred tax liabilities:
Depreciation and amortization	$(3,223)	$(4,552)
Total deferred tax liabilities	(3,223)	(4,552)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the years ended March 31, 2019 and 2018. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. We increased the valuation allowance by $3.2 million during the fiscal year ended March 31, 2019 due to increases in the deferred tax assets. We decreased the valuation allowance by $90.8 million during the fiscal year ended March 31, 2018, primarily due to write-downs of the deferred tax assets due to a Section 382 ownership change limitation on the net operating losses, a Section 108 tax attribute reduction, and other decreases in the deferred tax assets related to changes in the tax rates due to the Act. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2019, we had federal and state net operating loss carryforwards of approximately $25.3 million available in the United States of America ("US") and approximately $0.7 million in Australia to reduce future taxable income. The U.S. federal and state net operating loss carryforwards of approximately $25.3 million will begin to expire in 2020. The Australian net operating loss carryforward of $0.7 million does not expire.

At March 31, 2019, we had federal and state capital loss carryforwards of approximately $8.7 million available to reduce future capital gains. The capital loss carryforwards were generated during the year ended March 31, 2015 and expire after the year ending March 31, 2020.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the year ended March 31, 2018, approximately $233.5 million of our net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with the consummation in November 2017 of the transactions under the Stock Purchase Agreement with Bison. Approximately $209.0 million of our net operating losses will not be able to be utilized because of the ownership change. As a result of the ownership change, we reduced our gross deferred tax assets and valuation allowance by $81.9 million as of March 31, 2018, which had no impact on our consolidated financial statements for the year ended March 31, 2018. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

During the year ended March 31, 2018, we realized approximately $26.2 million of cancellation of indebtedness income for tax purposes, which was excluded from taxable income under the provisions of Internal Revenue Code Section 108. In connection with the exclusion, we reduced our net operating losses by approximately $26.2 million. This gave rise to a reduction of approximately $10.2 million of our gross deferred tax assets and valuation allowance as of March 31, 2018, which had no impact on our consolidated financial statements for the year ended March 31, 2018.

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, we decreased our gross deferred tax assets by approximately $7.2 million which was offset by a corresponding decrease to the valuation allowance as of March 31, 2018, which had no impact on our consolidated financial statements for the year ended March 31, 2018. Additionally, the Company has an investment in a foreign subsidiary for which the cumulative earnings and profits of this entity was estimated to be negative.  Accordingly, the Company did not record a provisional amount for the transition tax enacted under the Act.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2019	2018
Provision at the U.S. statutory federal tax rate	21.0%	30.8%
State income taxes, net of federal benefit	2.1%	9.0%
Change in valuation allowance	(20.1)%	501.8%
Non-deductible expenses	(5.7)%	(2.7)%
Net operating loss decrease under IRC 382	—	(511.3)%
Effect of tax reform	—	(40.2)%
Losses from non-consolidated entities	0.8%	10.0%
Other	—	0.4%
Income tax expense	(1.9)%	(2.2)%

We file income tax returns in the U.S. federal jurisdiction, various states and Australia. For federal income tax purposes, our fiscal 2016 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, our fiscal 2015 through 2019 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Australian tax purposes, fiscal tax years ended March 31, 2016 through 2019 are open for examination.

12.	SUBSEQUENT EVENTS

Stock Purchase Agreement

On July 9, 2019, the Company entered into the Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares.

Amendment to Credit Facility

On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, extended the maturity date to June 30, 2020 and excluded Future Today Inc and any of its future subsidiaries (in connection with the previously announced agreement to acquire Future Today, Inc.) from requirements to become Guarantors. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

$10.0 Million Loan converted into Convertible Note

On July 12, 2019, the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison Global, entered into a Termination Agreement with respect to the 2018 Loan between them, pursuant to which the Company had borrowed from Bison Global $10.0 million. Pursuant to the Termination Agreement, the accrued and unpaid interest on such outstanding principal amount will be paid in cash to Bison Global no later than September 30, 2019. Contemporaneously with the Termination Agreement, the Company entered into a Bison Convertible Note with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

Extension of Second Lien Loans

On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid half of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and will obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2019. Based on such evaluation, our principal executive officer and principal operating officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 62, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.

Peter C. Brown, 60, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Peng Jin, 43, has been a member of the Board since November 2017. Mr. Jin has been a managing partner of Bison Capital Holding Company Limited (“Bison”) since August 2014, and a director since March 2017. From 2008 to 2014, Mr. Jin served as a partner of Keystone Ventures. Mr. Jin is a designee of Bison in connection with the Stock Purchase Agreement (the “Bison Agreement”) dated as of June 29, 2017, by and between the Company and Bison Entertainment Investment Limited, a wholly owned subsidiary of Bison. Mr. Jin brings to the Board investment experience, including in the media industry, in the United States and in China.

Patrick W. O’Brien, 72, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of LVI Liquidation Corp., Creative Realities, Inc., and Fit Boom Bah. During the past five years, Mr. O’Brien served on the boards of ICPW Liquidation Trust and Merriman Holdings, Inc. Mr. O’Brien joined the Board as a designee of Ronald L.Chez pursuant to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto. He brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.

Zvi M. Rhine, 39, has been a member of the Board since July 2015. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. He was previously Vice President at The Hilco Organization from 2009 to 2012 and has also served in various roles at Boone Capital, Banc of America Securities and Piper Jaffray. Mr. Rhine also serves as the CFO and a director of Global Healthcare Real Estate Investment Trust. Mr. Rhine brings to the Board extensive experience in the securities industry.

Peixin Xu, 47, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the board of directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement. Mr. Xu brings to the Board investment experience, including in the media industry, in the United States and in China.
Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Gary S.
Loffredo, Chief Operating Officer, President of Digital Cinema, General Counsel, and Secretary, and Erick Opeka, Executive Vice President and President of Cinedigm Digital Networks. Biographical information for Mr. McGurk is included above.

Gary S. Loffredo, 54, has been the Company’s President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company. Effective February 14, 2019, the Company appointed Mr. Loffredo as Chief Operating Officer of the Company. Mr. Loffredo retained his roles as General Counsel and President of Digital Cinema, which he has held since 2000 and 2011, respectively. The Company’s finance team now reports directly to Mr. Loffredo.
Erick Opeka, 45, joined the Company during 2014 and as EVP of Digital Networks oversaw the distribution of Cinedigm's OTT networks online, as well as on mobile devices, gaming consoles, and connected TVs.  Mr. Opeka was integral in the development and launch of the Company’s flagship digital first networks, further expanding the Company’s growth through landmark partnerships with leading platforms such as Sling TV, XUMO, and Twitch, among others. Prior to joining Cinedigm, Mr. Opeka served as Senior Vice President and head of New Video Digital, which he grew into the largest global aggregator of independent digital content for more than 850 content partners including A&E Networks, The Jim Henson Company, Berman Braun, and others. He was named President of Digital Networks on October 15, 2018.
Delinquent Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements in the Company’s Last Fiscal Year, except for Mr. Xu and Mr. Jin, each of whom had one late Form 4 filing reporting one transaction.

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
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2019 (the “Last Fiscal Year”), the Board held five (5) meetings, and the Board acted six (6) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board, except for Mr. Xu, and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and Nasdaq.

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

Compensation Committee
The Compensation Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met one (1) time, and acted one (1) time by unanimous written consent in lieu of holding a meeting, during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.

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

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This section describes the compensation program and related decisions for our Named Executive Officers (“NEOs”) in our fiscal year ended March 31, 2019 (“Fiscal 2019”). As a “smaller reporting company,” as that term is defined under SEC rules, we are not required to include a “Compensation Discussion and Analysis” and are permitted to exclude certain executive compensation tables from our disclosure.

We have elected to include this Compensation Discussion & Analysis (“CD&A”) as well as additional tables required under Item 402 of Regulation S-K on a voluntary basis. As permitted under Item 402, we are not including pay ratio disclosure in light of our status as a smaller reporting company. This CD&A is intended to be read in conjunction with the tables beginning on page 50, which provide historical compensation information for the following NEOs:

Current NEOs	Title
Christopher J. McGurk	Chairman and Chief Executive Officer
Gary S. Loffredo	Chief Operating Officer, President of Digital Cinema, General Counsel and Secretary
Erick Opeka	Executive Vice President and President of Cinedigm Digital Networks
Former NEOs
Jeffrey S. Edell	Former Chief Financial Officer
William Sondheim	Former President of Cinedigm Entertainment Corp.

Leadership Transitions

The Board made several key changes with respect to the Company’s executive leadership in Fiscal 2019.

Appointment of Gary Loffredo as Chief Operating Officer, President of Digital Cinema, General Counsel and Secretary

On February 13, 2019, the Company appointed Gary Loffredo as Chief Operating Officer of the Company. Mr. Loffredo retained his roles as General Counsel, Secretary and President of Digital Cinema. In his new role as Chief Operating Officer, the Company’s finance team will now report directly to Mr. Loffredo.

Appointment of Erick Opeka as Executive Vice President and President of Cinedigm Digital Networks

On September 15, 2018, the Company appointed Mr. Opeka as Executive Vice President and President of Cinedigm Digital Networks. In connection with this appointment, the Company and Mr. Opeka entered into an employment agreement, the terms of which are described under the heading “Employment Agreements and Arrangements Between the Company and Named Executives” on page 51.

Resignation of Jeffrey S. Edell, former Chief Financial Officer

Mr. Edell stepped down from his position as Chief Financial Officer as of February 28, 2019.

Resignation of William Sondheim, former President of the Cinedigm Entertainment Group

On March 29, 2019, Mr. Sondheim left the Company. Please see “Additional Compensation Arrangements, Practices and Policies-Consulting Agreement with Mr. Sondheim” below.

Quick CD&A Reference Guide

Compensation Program Overview	Section I
Compensation Philosophy and Objectives	Section II
Pay Mix	Section III
Competitive Positioning	Section IV
Elements of Compensation	Section V
Additional Compensation Practices and Policies	Section VI

I.	Compensation Program Overview

The Company’s executive compensation program is designed to attract, motivate and retain highly skilled and experienced individuals to attain the Company’s corporate goals. To do so, the program provides competitive compensation packages that motivate executive officers, links pay to performance and aligns executive officers’ interests with those of the Company and its shareholders over the long term.
The executive compensation program for the NEOs is administered by the Compensation Committee, all of the members of which are independent. The Compensation Committee annually reviews the executive compensation elements and assesses the integrity of the compensation program as a whole to ensure that it continues to be aligned with the Company’s compensation objectives and supports the attainment of Company goals.
As the Company has evolved, so too has the compensation program. As the Company’s performance has improved and the business has begun to stabilize, Cinedigm’s executive compensation for NEOs is transitioning to a more performance-oriented program. The Company aims to improve both shareholder returns and its cash position. To help achieve these goals, the Compensation Committee has designed the compensation program to reward the Chief Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value by linking a portion of pay to performance through annual cash and long-term equity incentives.

The compensation program generally consists of base salary, annual incentives, and long-term equity incentive compensation. In addition, all of our NEOs receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan, which is open to all employees. The Company does not provide supplemental retirement benefits for NEOs. Mr. McGurk and Mr. Opeka are the only NEOs that have employment agreements with the Company.

When the Company does not meet performance targets or the share price does not increase, executive pay and payouts are affected. For Fiscal 2019, performance relative to targets and individual performance have not yet been finalized and annual incentive payouts under the MAIP have not yet been determined. It is expected that these payouts, if any, will be determined in July 2019.

II.	Compensation Philosophy and Objectives

Cinedigm’s executive compensation program is focused on enabling the Company to hire and retain qualified and motivated executives, motivating them to meet its business needs and objectives. The executive compensation program has been designed around the following objectives:

•	Provide competitive compensation levels to enable the recruitment and retention of highly qualified executives.

•	Strengthen the link between pay and corporate and business unit performance encouraging and rewarding excellence and contributions to support Cinedigm’s success.

•
Align the interests of executives with those of shareholders through grants of equity-based compensation that promote increasing shareholder value and also provide opportunities for ongoing executive share ownership.

An overarching principle in delivering on these objectives is to ensure that compensation decisions are made in the Company’s best financial interests such that incentive awards are both affordable NTD: Consider clarifying what this means, to have compensation decisions made in the Company’s best financial interest, both affordable and reasonable. and reasonable, taking into account Company performance and circumstances and considering the interests of all stakeholders.

III. Pay Mix

The Company’s pay philosophy has evolved from an emphasis on fixed pay to one that is based on the belief that a substantial portion of each executive’s compensation should be at risk and dependent upon performance. While the Compensation Committee has not adopted a targeted mix of either long-term to short-term, fixed to variable, or equity and non-equity compensation, it has taken steps to increase the portion of variable compensation. Steps in this direction include the continuation of the performance-based annual incentive program (MAIP) and more regular equity grants.
IV. Compensation Determination Process

The Compensation Committee designs the executive compensation program with the intention of accomplishing the goals described above. In determining executive compensation, the Compensation Committee obtains input and advice from its independent compensation consultant. The Compensation Committee reviews and approves compensation and performance awards to the CEO and executive officers and considers financial, operational and share price performance to determine appropriate executive compensation parameters.

Role of the Independent Compensation Consultant

The Compensation Committee has selected and retained Aon as its independent compensation consultant to assist it in the performance of its duties and responsibilities. While the Compensation Committee took into consideration the review and recommendations of this independent advisor when making decisions about the Company’s executive and director compensation practices, the Compensation Committee ultimately made its own independent decisions about these matters.

Competitive Assessment
The Compensation Committee used comparative compensation information from a relevant group of peer companies as one of several factors considered as part of setting compensation for our CEO and our other NEOs. The Compensation Committee has not defined a target pay positioning relative to the peer group for the CEO or the other NEOs, nor does it commit to providing total compensation at a specific percentile or within a specific pay range. In Fiscal 2019, the Compensation Committee developed new peer groups with the assistance of Aon in connection with renewing Mr. McGurk’s employment agreement, setting Mr. Loffredo’s compensation in connection with his promotion and establishing Mr. Opeka’s employment agreement. The Compensation Committee retains discretion in determining the nature and extent of the use of peer group data. The Compensation Committee periodically reassesses the companies within the peer groups and makes changes as appropriate, considering mergers and acquisitions involving peer companies, changes in the Company’s business and other factors.

In connection with renewing Mr. McGurk’s employment agreement, the Compensation Committee selected a peer group that consisted of the following companies:

Avid Technology	Leaf Group
Brightcove Inc.	Limelight Networks
Digimarc Corp.	National Cinemedia
Dolphin Entertainment	RealNetworks, Inc.
Harmonic Inc.	RLJ Entertainment
IMAX Corp.	Seachange Intl.

The Committee also considered market data from broader sets of companies provided by Aon to supplement the peer group specific information.

With respect to the peer groups developed in Fiscal 2019, the Company was positioned near the median of the group for revenues.

V. Elements of Compensation

Compensation for executive officers is comprised primarily of three main components:

•	base salary;

•	annual incentive awards; and

•	long-term incentive equity grants.

These components support the core principles of our executive officer compensation philosophy of pay for performance and alignment of executive officers’ interests with those of Cinedigm and its shareholders by emphasizing short- and long-term incentives. Our compensation program encourages our employees to remain focused on both our short-term and long-term goals: our annual incentive (MAIP) measures and rewards business and individual performance on an annual basis, while our equity awards typically vest in installments of three years and increase in value with any share price appreciation, encouraging our executives to focus on the long-term performance of our company.
Base Salary

Base salaries are fixed compensation with the primary function of aiding in attraction and retention. Base salaries vary among executive officers, and are individually determined according to each executive officer’s areas of responsibility, role and experience. The Compensation Committee reviews the salaries for our NEOs periodically, as well as at the time of a promotion, change in responsibilities, or when employment arrangements and/or agreements are renewed. Any increases are based on an evaluation of the performance of the Company and the executive, the relative strategic importance of the position, market conditions, and competitive pay levels (though, as noted earlier, the Compensation Committee does not target a specific percentile or range).

For Fiscal 2019, the Compensation Committee did not adjust the base salary of our CEO, Mr. McGurk, and did adjust the base salaries each of the newly-promoted Messrs. Loffredo and Opeka by $75,000. The Compensation Committee did so after having selected appropriate peer groups and having determined with reference to such peer groups that the base salaries of such officers, at the current level for Mr. McGurk and as adjusted for Messrs. Opeka and Loffredo, were in the range of the competitive market. The new base salaries for Mr. Loffredo and Mr. Opeka became effective on February 13, 2019 and September 15, 2018, respectively.

Annual Incentive Awards
The annual cash incentive component aims to ensure that our executive officers are aligned in reaching our short- and long-term goals. Annual cash incentives are designed to provide a significant pay-for-performance element of our executive compensation package, through the formal performance-based Management Annual Incentive Plan (“MAIP”). The MAIP incorporates predetermined, specific target award levels and performance metrics and goals that the Compensation Committee deemed rigorous and challenging. The MAIP goals are critical to Cinedigm’s future success and are designed to reward the collaboration across divisions and segments required to achieve corporate financial goals.

All NEOs have a target bonus set at a fixed percentage of their base salary. The program also established threshold and maximum levels of incentive awards defined as a percentage of a participant’s salary. The Compensation Committee generally establishes the individual payout targets for each NEO based on the executive’s position, level of responsibility and a review of the competitive market.

Threshold, target and maximum annual incentive opportunities for our NEOs for Fiscal 2019 were as follows:

MAIP Potential Awards

Executive Officer	Threshold	Target (as a % of base salary)	Maximum
Chris McGurk	37.5%	100%	150%
Gary S. Loffredo	25%	50%	100%
Erick Opeka	17.5%	35%	70%
Jeffrey Edell	25%	50%	100%
William S. Sondheim	17.5%	35%	70%

At the beginning of the fiscal year, the Compensation Committee established performance measures and goals set forth in the table below. For Fiscal 2019, there was a Company and/or division component with a performance measure and an individual component. The Company/division measure consisted of consolidated adjusted EBITDA. Mr. Loffredo, Mr. Opeka and Mr. Sondheim, who each led a division in Fiscal 2019, had a portion of their award determined by that division’s EBITDA performance as compared to EBITDA goals established at the beginning of the fiscal year.

Executive Officers	Company		Individual
	Cinedigm	Division
Chris McGurk	80%	--	20%
Gary Loffredo	60%	20%	20%
Erick Opeka	60%	20%	20%
Jeffrey Edell	80%	--	20%
William S. Sondheim	60%	20%	20%

We do not disclose performance targets, division targets or individual goals, as we believe that such disclosure would result in competitive harm. Based on our experience, we believe these targets were rigorous and challenging, and were set sufficiently high to provide incentive to achieve a high level of performance. We believe it is difficult, although not unattainable, for the targets to be reached and, therefore, no more likely than unlikely that the targets will be reached.

The Compensation Committee reviewed Company EBITDA achievement against our Fiscal 2019 objectives. While Company financial results would have earned a payout, in light of overall performance, the Compensation Committee exercised negative discretion and did not make any payouts under the executive officers’ annual cash incentive plan for Fiscal 2019.

Long-Term Incentive Awards
The Compensation Committee uses equity-based compensation to reward future performance, as reflected by the market price of our shares and/or other performance criteria. The Compensation Committee annually considers long-term incentive awards, for which it has the authority to grant a variety of equity-based awards. The primary objective of such awards is to align the interests of executives with those of the Company and its shareholders by offering incentives to achieve performance goals believed to be linked to increasing shareholder value, increasing executive share ownership and fostering a long-term focus. In recent years, such awards have been made after fiscal year end in order to permit consideration of year-end performance.

We currently maintain the 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan is administered by the Compensation Committee. Under the 2017 Plan, the Compensation Committee or the Board has authority to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, or other stock-based awards to employees, non-employee directors, and third-party consultants.

The Compensation Committee determines the executive officers’ equity-based awards, taking into account pay mix and the executive officer’s contribution to Company performance. The mix of equity-based vehicles is structured to enhance the executive officers’ commitment to increasing shareholder value.

Performance Units

In Fiscal 2019, under the 2017 Plan, the Compensation Committee granted Mr. McGurk 640,000 performance units and granted Messrs. Loffredo, Opeka, Sondheim and Edell 200,000 performance units. The performance units will vest based on the achievement of cumulative internal adjusted EBITDA (“Cumulative IAEBITDA”) targets determined in the sole and absolute discretion of the Compensation Committee, with 50% of such shares to vest based on Cumulative IAEBITDA from April 1, 2018 to March 31, 2019 (the “2019 performance period”) and the other 50% of such shares to vest based on Cumulative IAEBITDA from April 1, 2019 to March 31, 2020 (the “2020 performance period”). The Company has discretion to pay such award in cash or in stock. Any performance units that are not earned based on the 2019 performance period will become eligible to be earned during the 2020 performance period.

Performance Metrics	Target	Actual
2019 Cumulative IAEBITDA	> $9.1 million	$13.6 million

Cumulative IABITDA for the 2019 performance period was $11.7 million. The Compensation Committee will review and approve the performance units earned by Mr. McGurk and Messrs. Loffredo and Opeka in the near future. Messrs. Edell and Sondheim terminated prior to March 31, 2019 and forfeited their performance units as a result.

SARs

In Fiscal 2019, the Compensation Committee granted SARs to the NEOs under our 2017 Plan. Mr. McGurk was granted 700,000 SARs, Mr. Loffredo was granted 407,610 SARs , and Mr. Opeka was granted 355,000 SARs. The SARs granted to Messrs. McGurk and Loffredo have an exercise price of $1.47 and will vest in equal installments on March 31 of each of 2019, 2020 and 2021. The SARs granted to Mr. Opeka have an exercise price of $1.16 and will also vest in equal installments on March 31 of each of 2019, 2020 and 2021. SARs granted to Messrs. Edell and Sondheim were forfeited due to their termination of employment.

VI. Additional Compensation Arrangements, Policies and Practices

Mr. McGurk’s Compensation Arrangements

Mr. McGurk joined Cinedigm in January 2011 as CEO and Chairman of the Board. Accordingly, Mr. McGurk’s compensation package was created in line with the Company’s current compensation philosophy of a base salary coupled with variable compensation including a large portion of equity-based compensation, through stock options, linked to stock price performance. When negotiating Mr. McGurk’s employment agreement, the Company sought to provide salary and bonus amounts that were in line with peer group amounts and that would provide incentive for Mr. McGurk with a view toward increasing stockholder value.

A summary of Mr. McGurk’s compensation package is located under the heading “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item.

Employment Agreement with Mr. McGurk and Employment Arrangements for other NEOs

The Company currently has employment agreements with Mr. McGurk and Mr. Opeka and employment arrangements with Mr. Loffredo for retention during periods of uncertainty and operational challenge. Additionally, the employment agreements and employment arrangements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item for a description of the material terms of Mr. Opeka’s employment agreements and Messrs. Loffredo’s, Edell’s and Sondheim’s employment arrangements.

Consulting Agreement with Mr. Sondheim

In connection with his resignation and in order to ensure an orderly transition, the Board determined that it was in the Company’s best interests for Mr. Sondheim to continue to serve as a consultant to the Company. Accordingly, we entered into a consulting agreement with Mr. Sondheim, pursuant to which Mr. Sondheim will serve as a consultant for a six (6) month term for a consulting fee of $36,413.56 per month. The consulting agreement further provides that Mr. Sondheim will not render services of the kind rendered to the Company to any person or any entity other than the Company for the six (6) month period. If Mr. Sondheim elects to render such services to a person or entity other than the Company, the monthly fee will be reduced by 50%.

Personal Benefits and Perquisites
In addition to the benefits provided to all employees and grandfathered benefits (provided to all employees hired before January 1, 2005), the CEO and NEOs are eligible for an annual physical and supplemental life insurance coverage of $200,000.

It is the Company’s policy to provide minimal and modest perquisites to the CEO and NEOs. With the new employment arrangements, most perquisites previously provided, including automobile allowances, have been eliminated.

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in this proxy statement, unless certain requirements are met. Pursuant to the Tax Cuts and Jobs Act of 2017, subject to certain transition rules (which apply to remuneration provided pursuant to written binding contracts which were in effect on November 2, 2017 and which are not subsequently modified in any material respect), for taxable years beginning after December 31, 2017, the exemption from the deduction limit for “performance-based compensation” is no longer available. Consequently, for fiscal years beginning after December 31, 2017, all remuneration in excess of $1 million paid to a specified executive will not be deductible. No element of the Company’s compensation, including the annual incentive awards and restricted stock, meets these requirements. Given the Company’s net operating losses, Section 162(m) is not currently a material factor in designing compensation.
Recoupment (“Clawback”) Policy
The Company intends to recapture compensation as currently required under the Sarbanes-Oxley Act. However, there have been no instances to date where it needed to recapture any compensation.
Additionally, we recognize that our compensation program will be subject to the forthcoming amendments to stock exchange listing standards required by Section 954 of the Dodd-Frank Act, which requires that stock exchange listing standards be amended to require issuers to adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements. We intend to adopt such a clawback policy which complies with all applicable standards when such rules are adopted.
Restriction on Speculative Transactions

The Company’s Insider Trading and Disclosure Policy restricts employees and directors of the Company from engaging in speculative transactions in Company securities, including short sales, and discourages employees and directors of the Company from engaging in hedging transactions, including “cashless” collars, forward sales, and equity swaps, that may indirectly involve short sales. Pre-clearance by the Company is required for all equity transactions.
COMPENSATION COMMITTEE REPORT

The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that precedes this Report as required by Item 402(b) of the SEC’s Regulation S-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this proxy statement.

The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during Fiscal 2019.

Respectfully submitted,

The Compensation Committee of the Board of Directors
Patrick W. O’Brien, Chairman
Peter C. Brown
Zvi M. Rhine

Named Executives
The following table sets forth certain information concerning compensation received by the Company’s Named Executives, consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, plus two additional persons for whom disclosures would have been provided but for the fact that they were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher J. McGurk	2019	600,000	400,000	—	700,000		43,697	1,043,697
Chief Executive Officer and Chairman	2018	600,000	550,000	366,000	__	__	39,509	1,555,509
	2017	600,000	—	543,000	__	__	39,061	1,182,061

Gary S. Loffredo	2019	367,424	100,000	—	407,610		43,697	511,121
Chief Operating Officer	2018	350,667	150,000	122,000	—	—	38,219	660,886

Erick Opeka	2019	292,295	100,000	—	355,000	—	7,537	399,831
President of Digital Networks

Jeffrey S. Edell	2019	383,579	100,000	—	407,610		43,697	527,276
Former Chief Financial Officer (through February 28, 2019)	2018	350,667	150,000	122,000	—	—	39,509	662,176
	2017	344,445	—	181,000	—	—	28,279	553,724

William Sondheim	2019	433,925	100,000	—	407,610	—	16,134	550,059
Former President, Cinedigm Entertainment Corp.	2018	424,236	67,500	122,000	—	—	24,422	638,158
(through March 29, 2019)	2017	418,013	—	181,000	—	—	34,531	633,544

(1)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended March 31, 2019 and 2018, included in this Annual Report on Form 10-K (the “Form 10-K”).

(2)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each Named Executive.

(3)
Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each Named Executive, for the fiscal year ended March 31, 2019: for Mr. McGurk $1,107 and $42,590, Mr. Loffredo $1,107 and $42,590, for Mr. Opeka $830 and $6706, for Mr. Edell $1,107 and $42,590 and for Mr. Sondheim $830 and $15,303.

Employment agreements and arrangements between the Company and Named Executive Officers

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

The 2013 McGurk Employment Agreement further provided that Mr. McGurk is entitled to participate in all benefit plans provided to senior executives of the Company. In addition, if the Company terminated Mr. McGurk’s employment without cause or he resigned with good reason, the 2013 McGurk Employment Agreement provided that he would be entitled to receive his base salary through the later of March 31, 2017 or twelve (12) months following such termination as well as bonus earned and approved by the Compensation Committee, reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurred within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. McGurk would have been entitled to receive a lump sum payment equal to the sum of his then base salary and target bonus amount, multiplied by the greater of (i) two, or (ii) a fraction, the numerator of which would be the number of months remaining in the term (but no less than twelve (12), and the denominator of which is twelve. Upon a change in control, any unvested options shall immediately vest provided that Mr. McGurk is an employee of the Company on such date.

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
Erick Opeka, On September 15, 2018, the Company entered into an employment agreement with Mr. Opeka (the “Opeka Employment Agreement”), pursuant to which Mr. Opeka will serve as President Networks of the Company. The term of the Opeka Employment Agreement is from September 15, 2018 through September 15, 2021 and upon such expiration Mr. Opeka will become an at-will employee. As outlined in the Employment Agreement, Mr. Opeka will receive an annual base salary of $325,000 subject to annual reviews and increase for subsequent years in the sole discretion of the Compensation Committee of the board of directors (the "Board) of the company (the "Committee"). Mr. Opeka shall participate in the Company's Management Annual Incentive Plan ("MAIP") or any amended or successor plan thereto.

As outlined in the Opeka Employment Agreement, on September 28, 2018 Mr. Opeka was granted 355,000 SARs. Each SAR entitles the participant to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.16, being not less than the market price per share of the Class A common stock on the grant date, cash, or combination of both cash and common stock, at the option of the Company. Stock-based compensation was immaterial for the six months ended September 30, 2018 relating to these SARs. These SARs expire ten years from the grant date and vest 118,333 shares on each of March 31, 2019 and March 31, 2020, and 118,334 shares on March 31, 2021.

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
The Edell Employment Agreement further provides that Edell is entitled to participate in all benefit plans provided to senior executives of the Company. The Employment Agreement provides that he is entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination as well as earned salary and bonus(es),reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Edell would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount. Mr. Edell left the Company effective February 28, 2019.

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
The Sondheim Employment Agreement further provides that Mr. Sondheim is entitled to participate in all benefit plans provided to senior executives of the Company. If the Company terminates Mr. Sondheim’s employment without cause or he resigns with good reason, the Sondheim Employment Agreement provides that he is entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination as well as earned salary and bonus(es), reimbursement of expenses incurred and benefits accrued prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. Sondheim would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount. Mr. Sondheim left the Company effective March 29, 2019.

Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2019, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding	Number of shares of common stock remaining available for future issuance (1)
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”) approved by shareholders	300,315	$14.87	—
Cinedigm 2017 Equity Incentive Plan (the “2017 Plan”)	—	—	1,340,199
Cinedigm compensation plans not approved by shareholders (2)	490,500	—	—

(1)	Shares of Cinedigm Class A Common Stock.

(2)	Reflects stock options which were not granted under the 2000 Plan or the 2017 Plan.

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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2019

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	150,000	(2)	—		15.00	12/23/2020	—	—
	250,000	(2)	—		30.00	12/23/2020	—	—
	50,000	(2)	—		50.00	12/23/2020	—	—
	150,000	(3)	—		14.00	8/22/2023	—	—
	233,000	(4)	466,667	(4)	1.47	6/7/2028	—	—

Gary S. Loffredo	4,000	(5)	—		13.70	8/11/2019	—	—
	9,000	(6)	—		13.70	10/21/2019	—	—
	6,479	(7)	—		14.00	6/11/2020	—	—
	22,500	(8)	—		14.90	8/16/2021	—	—
	7,500	(9)	—		30.00	8/16/2021	—	—
	35,000	(10)	—		15.40	10/13/2023	—	—
	—		407,601	(11)	1.47	12/10/2028	—	—

Erick Opeka	4,000	(12)			15.10	4/20/2022	—	—
	8,000	(13)			18.10	9/2/2024	—	—
	118,333	(4)	236,667	(4)	1.16	9/28/2028	—	—

Jeffrey S. Edell	25,000		—		26.60	6/9/2024	—	—
	10,000		—		8.75	6/4/2025	—	—
	—		407,610	(11)	1.47	12/10/2028	—	—

William S. Sondheim	25,000	(16)	—		17.50	10/21/2023	—	—
	—		407,601	(11)	1.47	12/10/2028	—	—

(1)    Reflects stock options granted under the Company’s 2000 Plan, except certain options granted to Mr. McGurk and Mr. Sondheim.
(2)    Reflects stock options not granted under the 2000 Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.

(3)    Of such total options, 1/3 vested on March 31 of each 2015, 2016 and 2017.
(4)    Consists of stock appreciation rights which vest as to 1/3 on March 31 of each of 2019, 2020 and 2021.
(5)    Such options vested on August 11, 2009.
(6)    Such options vested on October 21, 2012
(7)    Of such total options, 1/3 vest on June 11 of each 2011, 2012 and 2013.
(8)    Such options vested on August 17, 2012.
(9)    Of such total options, 1/4 vested on August 17 of each 2012, 2013, 2014 and 2015.
(10)    Of such total options, 1/3 vested on October 13 of each 2014, 2015 and 2016.
(11)    Consists of stock appreciation rights which vest as to 1/3 on December 10 of each of 2019, 2020 and 2021.
(12)    1,000 of such options vested on April 20 of each of 2013, 2014, 2015 and 2016.
(13)    2,000 of such options vested on September 2 of each of 2015, 2016, 2017 and 2018.
(14)    Of such total options, 1/4 vested on June 9 of each 2015, 2016, 2017 and 2018; however, all unvested awards vested on November 1, 2017.
(15)    Of such total options, 1/4 vest on June 4 of each 2016, 2017, 2018 and 2019; however, all unvested awards vested on November 1, 2017.
(16)    Reflects stock options not granted under the 2000 Plan. Of such total options, 1/4 vested on October 21 of each of 2014, 2015, 2016 and 2017.

Directors
The following table sets forth certain information concerning compensation earned by the Company’s Directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$50,000	$50,000	$100,000
Patrick W. O’Brien	62,000	62,000	124,000
Zvi M. Rhine	50,000	50,000	100,000
Peng Jin	50,000	50,000	100,000
Peixin Xu	50,000	50,000	100,000

Each director who is not an employee of the Company is compensated for services as a director by receiving an annual cash retainer for Board service of $50,000, payable quarterly in arrears, and an annual stock grant of restricted shares of Class A common stock equal in value to $50,000 as of the last day of the fiscal quarter during which the Company’s annual meeting occurs, which restricted shares shall vest on a quarterly basis during the year of service. In addition to the cash and stock retainers paid to all non-employee Directors for Board service, the Lead Independent Director receives a fixed amount to be determined by the Nominating and Governance Committee. The directors may elect to receive any annual cash retainer in shares of vested Class A common stock, in lieu of cash, based on the stock price as of the date of the cash payment. The Company requires that Directors agree to retain 100% of their net after tax shares received for board service until separation from the Company. In addition, the Directors are reimbursed by the Company for expenses of traveling on Company business, which to date has consisted of attending Board and Committee meetings.

The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed in Part III, Item 10 of this Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of May 30, 2019, the Company’s directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 62.5% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.

The following table sets forth as of May 30, 2019, certain information with respect to the beneficial ownership of the Class A Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer, its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, and two other individuals who would have been the other most highly compensated individuals but were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”), and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	1,495,925	(c)	4.1%
Gary S. Loffredo	203,479	(d)	*
Erick Opeka	132,705	(e)	*
Jeffrey S. Edell	100,000	(f)	*
William S. Sondheim	118,000	(g)	*
Peter C. Brown	196,114	(h)	*
Peng Jin	74,712		*
Patrick W. O’Brien	155,914		*
Zvi M. Rhine	327,736	(i)	*
Peixin Xu	21,141,379	(j)	56.9%
Bison Capital Holding Company Limited	21,066,667	(k)	56.7%
All directors and executive officers as a group (8 persons)	23,727,964	(l)	62.5%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 45 West 36th Street, 7th Floor, New York, New York 10018.
(b)
Applicable percentage of ownership is based on 35,723,638 shares of Class A Common Stock outstanding as of May 30, 2019 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after May 30, 2019 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through May 30, 2019 and information provided by holders or otherwise known to the Company.

(c)	Includes (i) 600,000 shares of Class A Common Stock underlying currently exercisable options and (ii) 51,852 shares of Class A Common Stock underlying currently exercisable stock appreciation rights.
(d)	Includes 84,479 shares of Class A Common Stock underlying currently exercisable options.
(e)	Includes 12,000 shares of Class A Common Stock underlying currently exercisable options and (ii) 45,705 shares of Class A Common Stock underlying currently exercisable stock appreciation rights.
(f)	To the best knowledge of the Company. Mr. Edell’s employment with the Company ended on February 28, 2019.
(g)	To the best knowledge of the Company. Mr. Sondheim’s employment with the Company ended on March 29, 2019. Includes 25,000 shares of Class A Common Stock underlying currently exercisable options.
(h)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(i)
Mr. Rhine is the Principal of Sabra Investments, LP and Sabra Capital Partners, LLC. Includes 175,336 shares of Class A Common Stock owned directly, 145,000 shares of Class A Common Stock owned by Sabra Investments, LP, and 7,400 shares of Class A Common Stock owned by Sabra Capital Partners, LLC.

(j)
Includes (i) 74,712 shares of Class A Common Stock owned directly, (ii) 19,666,667 shares of Class A Common Stock owned by Bison Entertainment Investment Limited (“BEIL”), and (iii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants owned by Bison Entertainment and Media Group (“BEMG”). BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited.

(k)
Includes (i) 19,666,667 shares of Class A Common Stock owned by BEIL and (ii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants owned by BEMG. BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Fengyun Jiang is the sole owner of Bison Capital Holding Company Limited. The business address of Bison Capital Holding Company Limited is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.

(l)
Includes (i) 721,479 shares of Class A Common Stock underlying currently exercisable options, (ii) 97,557 shares of Class A Common Stock underlying currently exercisable stock appreciation rights and (iii) 1,400,000 shares of Class A Common Stock subject to issuance upon exercise of currently exercisable warrants.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On December 29, 2017, the Company entered into a term loan agreement (the “2017 Loan Agreement”) with BEMG, pursuant to which the Company borrowed from BEMG $10.0 million (the “2017 Loan”). The 2017 Loan bears interest at 5% per annum. The 2017 Loan was made in accordance with the Bison Agreement. In connection with the 2017 Loan, on December 29, 2017, the Company issued to BEMG a warrant (the “Bison Warrant”) to purchase 1,400,000 shares of the Company’s Class A common stock. The Bison Warrant has a 5-year term and is immediately exercisable at $1.80 per share. The Bison Warrant contains certain anti-dilution adjustments. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of BEMG. On July 20, 2018, the Company entered into a termination agreement with respect to the 2017 Loan, and an amount equal to the outstanding principal and accrued and unpaid interest thereon was paid in full, and the 2017 Loan Agreement was terminated, on July 23, 2018. During the fiscal year ended March 2019, with respect to the 2017 Loan, (i) the largest aggregate amount of principal outstanding was $10.0 million , (ii) $10.0 million of principal was paid, and (iii) $153 thousand of interest was paid; as of March 31, 2019, no principal amount was outstanding on the 2017 Loan.

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. The principal is payable upon maturity. The proceeds of the 2018 Loan were used to prepay the 2017 Loan. The 2018 Loan is evidenced by a note dated as of July 20, 2018. On July 20, 2018, the Corporation also entered into a side letter with BEMG, pursuant to which BEMG agreed to make immediate payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, by the Lender prior to maturity. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of Bison Global and the sole indirect owner of BEMG. During the fiscal year ended March 2019, with respect to the 2018 Loan, (i) the largest aggregate amount of principal outstanding was $10.0 million, (ii) no principal was paid, and (iii) $351 thousand of interest was paid; as of March 31, 2019, $10.0 million principal amount was outstanding on the 2018 Loan. On July 12, 2019, the Company and Bison Global entered into a termination agreement (the “Termination Agreement”) with respect to the 2018 Loan. Pursuant to the Termination Agreement, an amount equal to the outstanding principal amount was converted into a convertible note, and the accrued and unpaid interest on such outstanding principal amount was to be payable to Bison Global no later than September 30, 2019. As such, the 2018 Loan was paid in full, and the 2018 Loan Agreement was terminated. No early payment penalties were incurred.

On July 12, 2019, the Company issued a subordinated convertible note (the “Bison Convertible Note”) to Bison Global pursuant to which the Company borrowed from Bison Global $10.0 million. The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of Common Stock at the Company’s election. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The Bison Convertible Note is convertible, in whole or in part from time to time, into shares of Common Stock at the holder’s election or at the Company’s election. Upon conversion, the Company may elect to settle such conversion with shares of Common Stock or a combination of cash and shares of Common Stock. At maturity, the Company may elect to pay in cash or shares of Common Stock. The proceeds of the Convertible Note were used to repay the 2018 Loan.

Zvi Rhine, a member of our Board of Directors, was a holder, directly and indirectly, of an aggregate of $0.5 million of unsecured subordinated notes bearing interest at 9% per annum (the “Subordinated Notes”). In October 2018, the Subordinated Notes were repaid in full. During the fiscal year ended March 2019, in connection with Mr. Rhine’s Subordinated Notes, (i) the largest aggregate amount of principal outstanding was $0.5 million, (ii) $0.5 million of principal was paid, and (iii) $21 thousand of interest was paid; as of March 31, 2019, Mr. Rhine held no Subordinated Notes.

On July 9, 2019, the Company entered into the Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the SPA Shares. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of BEMG.

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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2019 for filing with the SEC.
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

EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2020.
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2019 and 2018. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.
The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2019	2018
(1) Audit Fees	$368,000	$378,600
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	11,000
	$368,000	$389,600

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2019 and 2018 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2019 and 2018, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 39 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 67 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	‑
Agreement and Plan of Merger dated as of March 14, 2019 among the Company, Future Today Inc (“Future Today”), Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein.*

3.1	‑	Fifth Amended and Restated Certificate of Incorporation of the Company. (34)
3.2	‑	Amended and Restated Bylaws of the Company, as amended. (21)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (7)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (16)
4.4	‑
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

4.6	‑	Note issued on July 20, 2018. (41)
4.7	‑	Note issued on October 9, 2018. (40)
4.8	‑	Form of Note issued on October 21, 2013. (18)
4.9	‑	Form of Warrant issued on October 21, 2013. (18)
4.10	‑	Guaranty Agreement, dated as of July 14, 2016, among the Guarantors and in favor of Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (27)
4.11	‑
Second Lien Security Agreement, dated as of July 14, 2016, among the Company, Loan Parties signatory thereto, certain Subsidiaries of the Company and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (27)

4.12	‑	Warrant issued on July 14, 2016. (27)
4.13	‑
Guaranty and Security Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, each Grantor from time to time party thereto, in favor of Société Générale, New York Branch, as Collateral Agent. (14)

4.14	‑	Security Agreement, dated as of October 18, 2011, between CHG-MERIDIAN U.S. Finance, Ltd. And Société Générale, New York Branch, as Collateral Agent. (34)
4.15	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for the Lenders and each other Secured Party. (14)

4.16	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (14)

4.17	‑	Pledge Agreement, dated as of October 18, 2011, between Access Digital Cinema Phase 2 Corp. and Société Générale, New York Branch, as Collateral Agent. (14)
4.18	‑	Pledge Agreement, dated as of October 18, 2011, between CDF2 Holdings, LLC and Société Générale, New York Branch, as Collateral Agent. (14)
4.19	‑	Form of Warrant issued on December 23, 2016. (29)
4.20	‑	Note issued on December 29, 2017. (36)
4.21	‑	Warrant issued on December 29, 2017. (36)
4.22	‑	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (37)
4.23	‑	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (37)
4.24		Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (37)
4.25	‑	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (37)

Exhibit Number		Description of Document
4.26	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (37)
4.27	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (37)
4.28	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (37)
4.29	‑	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (37)
4.30	‑	Description of Securities*
4.31	‑	Convertible Subordinated Promissory Note dated July 12, 2019. (43)
4.32	‑	Trademark Security Agreement dated as of July 3, 2019 by and between Comic Blitz II LLC and East West Bank. (43)
10.1	‑	Second Lien Loan Agreement, dated as of July 14, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (27)
10.1.1	‑
First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lender party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (26)

10.1.2	‑
Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (23)

10.1.3	‑
Third Amendment to Second Lien Loan Agreement, dated as of March 31, 2017, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (31)

10.1.4	‑	Consent dated June 28, 2019 to Second Lien Loan Agreement among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (43)
10.2†	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.2.1†	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.2.2†	‑	Form of Notice of Restricted Stock Award. (3)
10.2.3†	‑	Form of Non-Statutory Stock Option Agreement. (4)
10.2.4†	‑	Form of Restricted Stock Unit Agreement (employees). (5)
10.2.5†	‑	Form of Stock Option Agreement. (2)
10.2.6†	‑	Form of Restricted Stock Unit Agreement (directors). (5)
10.2.7†	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.2.8†	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.2.9†	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.2.10†	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)
10.2.11†	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.2.12†	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.2.13†	‑	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (24)
10.2.14†	‑	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (25)
10.3†	‑	Cinedigm Corp. Management Incentive Award Plan. (9)

Exhibit Number		Description of Document
10.4†	‑	Form of Indemnification Agreement for non-employee directors. (10)
10.5†	‑	Amended and Restated Employment Agreement between Cinedigm Corp. and Jeffrey S. Edell dated as of November 1, 2015. (22)
10.6†	‑	2017 Equity Incentive Plan of the Company. (32)
10.6.1†	‑	Form of Notice of Incentive Stock Option Grant. (33)
10.6.2†	‑	Form of Notice of Option Grant. (33)
10.6.3†	‑	Form of Notice of Restricted Stock Award. (33)
10.6.4†	‑	Form of Notice of Restricted Stock Unit Award. (33)
10.6.5†	‑	Form of Notice of Performance-Based Restricted Stock Award. (35)
10.6.6†	‑	Form of Notice of Stock Appreciation Right Grant (revised). (39)
10.7†	‑	Employment Agreement between Cinedigm Corp. and William Sondheim dated as of December 4, 2014. (20)
10.7.1†	-	Employment Consulting Agreement between Cinedigm Corp. and William Sondheim dated as of March 29, 2019.*
10.8	‑	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (26)
10.9	‑
Amendment No. 1 to Settlement Agreement, dated as of July 14, 2016, among the Company, Ronald L. Chez, the Chez Family Foundation, Sabra Investments, LP, Sabra Capital Partners, LLC, and Zvi Rhine. (27)

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

10.11	‑	Term Loan Agreement, dated as of July 20, 2018, by and between the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 SP. (41)
10.11.1	‑	Loan Termination Agreement dated as of July 12, 2019 between Cinedigm Corp. and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1. (43)
10.12	‑	Side Letter dated as of July 20, 2018 between the Company and Bison Entertainment and Media Group (41)
10.13	‑	Strategic Advisor Agreement between Cinedigm Corp. and Ronald L. Chez dated as of April 3, 2017. (30)
10.14	‑
Lease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between 45 West 36th Street LLC and Cinedigm Corp., together with Sublease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between NTT Data, Inc. and Cinedigm Corp. (31)

10.15	‑	Lease for 15301 Ventura Boulevard, Sherman Oaks, CA, dated as of January 4, 2017 between Douglas Emmett 2016 and Cinedigm Corp. (31)
10.16	‑	Securities Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (18)
10.17	‑	Common Stock Purchase Agreement, dated October 17, 2013, among Cinedigm Corp. and the Purchasers party thereto. (18)
10.18†	‑	Amended and Restated Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (17)
10.18.1†	‑	Amendment to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of January 4, 2017. (28)
10.18.2†	‑	Amendment No. 2 to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of June 7, 2018. (38)
10.19†	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (11)
10.20	‑
Credit Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as the Borrower, Société Générale, New York Branch, as Administrative Agent and Collateral Agent, Natixis New York Branch, as Syndication Agent, ING Capital LLC, as Documentation Agent, and the Lenders party thereto. (14)

Exhibit Number		Description of Document
10.21	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (14)

10.22	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.23	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.24	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (14)
10.25	‑	Sale and Contribution Agreement, dated as of October 18, 2011, among Cinedigm Digital Cinema Corp., Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC and Cinedigm Digital Funding 2, LLC. (14)
10.26	‑	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (34)
10.27	‑	Form of Voting Agreement. (34)
10.28	‑	Term Loan Agreement, dated as of December 29, 2017, by and between the Company and Bison Entertainment and Media Group. (36)
10.28.1	‑	Loan Termination Agreement, dated as of July 20, 2018, by and between the Company and Bison Entertainment and Media Group. (41)
10.29	‑	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (37)
10.29.1	‑	Amendment No. 2 to Loan, Guaranty and Security Agreement dated as of July 3, 2019 by and between the Company, East West Bank and the Guarantors named therein. (43)
10.30†	‑	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (42)
10.30.1†	‑	Letter of Promotion between Cinedigm Corp. and Gary S. Loffredo dated as of February 28, 2019.*
10.31†	‑	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of September 15, 2018.*
10.32	‑	Stock Purchase Agreement dated as of July 9, 2019 between Cinedigm Corp. and Bison Entertainment and Media Group. (43)
10.33	‑	Support Letter dated July 10, 2019 from Bison Entertainment and Media Group.*
21.1	‑	List of Subsidiaries.*
23.1	‑	Consent of EisnerAmper LLP.*
24.1	‑	Powers of Attorney.* (Contained on signature page)
31.1	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)
31.2	‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(44)
32.1	‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.
† Management compensatory arrangement.

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
(21) Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).
(22) Previously filed with the Securities and Exchange Commission on November 5, 2015 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(23) Previously filed with the Securities and Exchange Commission on November 7, 2016 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-214486).
(24) Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(25) Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(26) Previously filed with the Securities and Exchange Commission on August 15, 2016 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(27) Previously filed with the Securities and Exchange Commission on July 19, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(28) Previously filed with the Securities and Exchange Commission on January 10, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(29) Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(30) Previously filed with the Securities and Exchange Commission on April 7, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(31) Previously filed with the Securities and Exchange Commission on June 29, 2017 as an exhibit to the Company's Form 10-K (File No. 001-31810).

(32) Previously filed with the Securities and Exchange Commission on September 1, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(33) Previously filed with the Securities and Exchange Commission on October 2, 2017 as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-220773).
(34) Previously filed with the Securities and Exchange Commission on November 6, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(35) Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(36) Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(37) Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(38) Previously filed with the Securities and Exchange Commission on June 11, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(39) Previously filed with the Securities and Exchange Commission on December 7, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(40) Previously filed with the Securities and Exchange Commission on October 12, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(41) Previously filed with the Securities and Exchange Commission on November 14, 2018 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(42) Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(43) Previously filed with the Securities and Exchange Commission on July 15, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	July 15, 2019	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 15, 2019	By:	/s/ Gary Loffredo
Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)

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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors ( Principal Executive Officer)	July 15, 2019
Christopher J. McGurk

/s/ Gary Loffredo	Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 15, 2019
Gary Loffredo

/s/ Peter C. Brown	Director	July 15, 2019
Peter C. Brown

/s/ Patrick O'Brien	Director	July 15, 2019
Patrick O'Brien

/s/ Zvi Rhine	Director	July 15, 2019
Zvi Rhine

Director
Peixin Xu

Director
Peng Jin