Form 10-Q
period 2019-06-30
Cinedigm Corp.
filed 2019-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of August 9, 2019, 39,689,387 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,142	$17,872
Accounts receivable, net	37,688	41,765
Inventory, net	612	673
Unbilled revenue	1,487	1,504
Prepaid and other current assets	8,776	6,109
Total current assets	64,705	67,923
Restricted cash	1,000	1,000
Property and equipment, net	12,525	14,047
Right-of-use assets	2,169	—
Intangible assets, net	8,691	9,686
Goodwill	8,701	8,701
Other long-term assets	411	526
Total assets	$98,202	$101,883
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$75,847	$71,751
Current portion of notes payable, including unamortized debt discount of $841 and $1,436 respectively (see Note 5)	43,017	43,319
Operating lease liabilities	926	—
Current portion of deferred revenue	1,645	1,687
Total current liabilities	121,435	116,757
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $1,321 and $1,495 respectively (see Note 5)	14,857	19,132
Operating lease liabilities, noncurrent	1,333	—
Deferred revenue, net of current portion	1,989	2,357
Other long-term liabilities	178	205
Total liabilities	139,792	138,451
Commitments and contingencies (see Note 7)
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at June 30, 2019 and March 31, 2019. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at June 30, 2019 and March 31, 2019; 37,037,823 and 36,992,433 shares issued and 35,723,987 and 35,678,597 shares outstanding at June 30, 2019 and March 31, 2019, respectively	36	36
Additional paid-in capital	368,631	368,531
Treasury stock, at cost; 1,313,836 Class A common shares at June 30, 2019 and March 31, 2019	(11,603)	(11,603)
Accumulated deficit	(400,936)	(395,814)
Accumulated other comprehensive income	16	10
Total stockholders’ deficit of Cinedigm Corp.	(40,297)	(35,281)
Deficit attributable to noncontrolling interest	(1,293)	(1,287)
Total deficit	(41,590)	(36,568)
Total liabilities and deficit	$98,202	$101,883
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2019	2018
Revenues	$9,803	$13,078
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	3,612	3,425
Selling, general and administrative	5,849	6,543
Provision for doubtful accounts	270	65
Depreciation and amortization of property and equipment	1,774	2,089
Amortization of intangible assets	995	1,395
Total operating expenses	12,500	13,517
Loss from operations	(2,697)	(439)
Interest expense, net	(2,282)	(2,695)
Other expense, net	(13)	(10)
Loss from operations before income taxes	(4,992)	(3,144)
Income tax expense	(47)	(139)
Net loss	(5,039)	(3,283)
Net income attributable to noncontrolling interest	6	16
Net loss attributable to controlling interests	(5,033)	(3,267)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	$(5,122)	$(3,356)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.13)	$(0.09)
Weighted average number of Class A common stock outstanding: basic and diluted	38,351,161	37,639,300

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2019	2018
Net loss	$(5,039)	$(3,283)
Other comprehensive income: foreign exchange translation	6	4
Comprehensive loss	(5,033)	(3,279)
Less: comprehensive loss attributable to noncontrolling interest	6	16
Comprehensive loss attributable to controlling interests	$(5,027)	$(3,263)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	—	—	86	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	$3,559	35,012,333	$35	1,313,836	$(11,603)	$366,398	$(382,581)	$(34)	$(24,226)	$(1,271)	$(25,497)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	$3,559	35,723,987	$36	1,313,836	$(11,603)	$368,631	$(400,936)	$16	$(40,297)	$(1,293)	$(41,590)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,039)	$(3,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	2,769	3,484
Amortization of debt issuance costs included in interest expense	523	410
Provision for doubtful accounts	270	65
Recovery for inventory reserve	(133)	(28)
Stock-based compensation and expenses	11	86
Accretion and PIK interest expense added to note payable	395	489
Changes in operating assets and liabilities;
Accounts receivable	3,807	5,067
Inventory	194	179
Unbilled revenue	17	2,991
Prepaids and other assets	(2,534)	1,429
Accounts payable and accrued expenses	4,145	(4,985)
Deferred revenue	(410)	(589)
Net cash provided by operating activities	4,015	5,315
Cash flows from investing activities:
Purchases of property and equipment	(252)	(194)
Purchases of intangible assets	—	(3)
Net cash used in investing activities	(252)	(197)
Cash flows from financing activities:
Payment of notes payable	(5,493)	(8,250)
Proceeds under revolving credit agreement	—	3,000
Net cash used in financing activities	(5,493)	(5,250)
Net change in cash and cash equivalents	(1,730)	(132)
Cash, cash equivalents, and restricted cash at beginning of period	18,872	18,952
Cash, cash equivalents, and restricted cash at end of period	$17,142	$18,820

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $400.9 million and negative working capital of $56.7 million as of June 30, 2019. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of June 30, 2019 and beyond.

The Second Lien Loans (as defined in Note 5 - Notes Payable) were to mature on June 30, 2019. On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or "Class A common stock"), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On July 9, 2019, the Company entered into a common stock purchase agreement (the “July Stock Purchase Agreement”) with Bison Entertainment and Media Group (“BEMG”), an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of Common Stock (the “ July SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the July SPA Shares was consummated on July 9, 2019. The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the July SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

On August 2, 2019, the Company entered into another common stock purchase agreement (the "August Stock Purchase Agreement") with BEMG, pursuant to which the Company agreed to sell to BEMG a total of 1,900,000 shares of Common Stock (the “August SPA Shares”), for an aggregate purchase price in cash of $2.9 million priced at $1.50 per share. The sale of the August SPA Shares was consummated on August 2, 2019. The August SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the August SPA Shares sold were used for working capital. In addition, the Company has agreed to enter into a registration rights agreement for the resale of the August SPA Shares.

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

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2019, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and its related parties (iv) and the financing transactions that occurred in July and August 2019, will be sufficient to satisfy our liquidity and capital requirements for at least one year from August 2019. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these consolidated financial statements for the three months ended June 30, 2019 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 except as noted below.

RECLASSIFICATIONS

Certain amounts in the prior year balance sheet has been reclassified to conform to the presentation of the current period.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	June 30, 2019	March 31, 2019
Cash and Cash Equivalents	$16,142	$17,872
Restricted Cash	1,000	1,000
	$17,142	$18,872

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2019 and March 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At June 30, 2019 and March 31, 2019, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $18.8 million, and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2019 and 2018, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2019 and 2018.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Net Goodwill at June 30, 2019 and March 31, 2019	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. During the three months ended June 30, 2019, there was $0.4 million of digital system sales revenue for the sale of 35 digital projection Systems.

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party (See Note 3 - Other Interests), upon installation and such fees are generally collected upfront upon installation. Our services segment manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2019 was $3.6 million. For the three months ended June 30, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended June 30, 2019 and 2018, $0.8 million and $1.4 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $3.6 million. We expect to recognize approximately $1.6 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three months ended June 30, 2019 and 2018
(in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Cinema Equipment Business:
Phase I Deployment	$1,854	$2,605
Phase II Deployment	459	3,180
Services	1,330	1,330
Digital System Sales	350	$—
Total Cinema Equipment Business revenue	$3,993	$7,115

Content & Entertainment Business:
Base Distribution Business	$3,135	$3,762
OTT Streaming and Digital	2,675	2,201
Total Content & Entertainment Business revenue	$5,810	$5,963

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018
Direct operating	$—	$—
Selling, general and administrative	11	86
	$11	$86

During the three months ended June 30, 2019 and 2018, the Company granted zero and 2,277,830 stock appreciation rights ("SARs"), respectively, to its executives of which 815,220 SARs were forfeited due to the terminations of two executives during the year ended March 31, 2019. The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $110 thousand of stock-based compensation recorded for the three months ended June 30, 2019 relating to these SARs.

Total SARs outstanding are as follows:

Three Months Ended June 30, 2019
SARs Outstanding March 31, 2019	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding June 30, 2019	1,462,610

On July 26, 2018, the Company granted 1,941,402 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs each reporting period. Based on their analysis as of June 30, 2019 using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, was $0.00 based on the projections. The Company recorded a cumulative adjustment of $166 thousand of stock-based compensation in the three months ended June 30, 2019.

The PSUs outstanding are as follows:

Three Months Ended June 30, 2019
PSUs Outstanding March 31, 2019	1,390,584
Issued	—
Forfeited	(19,773)
Total PSUs Outstanding June 30, 2019	1,370,811

There was $1 thousand of stock-based compensation recorded in the three months ended June 30, 2019 related to employees' restricted stock awards.

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

We incurred net losses for the three months ended June 30, 2019 and 2018, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 4,155,921 shares and 3,592,074 shares as of June 30, 2019 and 2018, respectively, and 3,333,333 shares from the convertible note issued October 9, 2018, were excluded from the computation of loss per share, for the three months ended June 30, 2019, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of three months ended June 30, 2019 and 2018, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

In February, 2016, the Financial Accounting Standards Board ("FASB") issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. On April 1, 2019, the Company adopted the new leasing standard using the prospective transaction method. See Note 7- Commitments and Contingencies for further details.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the guidance as of April 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2021. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

As of June 30, 2019 and March 31, 2019, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.5 million and $0.4 million as of June 30, 2019 and March 31, 2019, respectively, which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations includes $0.3 million of digital cinema servicing revenue from CDF2 Holdings for each of the three months ended June 30, 2019 and 2018.

Total Stockholders' Deficit of CDF2 Holdings at June 30, 2019 and March 31, 2019 was $ 28.8 million and $28.9 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2019 and March 31, 2019 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. For the three months ended June 30, 2019 and 2018, we recorded income tax expense of approximately $0.1 million. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2019 and 2018 was negative 0.9% and negative 5.0%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2019		March 31, 2019
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$16,178	$—	$20,627
Total non-recourse notes payable	—	16,178	—	20,627
Less: Unamortized debt issuance costs and debt discounts	—	(1,321)	—	(1,495)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$14,857	$—	$19,132

Bison Note Payable	$10,000	$—	$10,000	$—
Second Lien Loans	11,281	—	11,132	—
Credit Facility	17,577	—	18,623	—
Convertible Note	5,000	—	5,000	—
Total recourse notes payable	43,858	—	44,755	—
Less: Unamortized debt issuance costs and debt discounts	(841)	—	(1,436)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$43,017	$—	$43,319	$—
Total notes payable, net of unamortized debt issuance costs	$43,017	$14,857	$43,319	$19,132

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan.

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2019, and March 31, 2019, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	June 30, 2019	March 31, 2019
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(58,600)	(54,151)
Prospect Loan, net	16,178	20,627
Less current portion	—	—
Total long term portion	$16,178	$20,627

Bison Note Payable

As discussed in Note 1 - Nature of Operations and Liquidity, the Company entered into a Loan with Bison for $10.0 million and issued Warrants to purchase 1,400,000 shares of the Company's Class A Common Stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017.

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global Investment SPC, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018

Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Convertible Promissory Note. See Note 10 - Subsequent Events.

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of June 30, 2019 we have an outstanding balance of $11.3 million as which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans mature on June 30, 2019 and bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1 million borrowed, subject to pro rata adjustments. As of June 30, 2019, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three months ended June 30, 2019. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries.We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

On July 10, 2019, the Company paid down $3.0 million and entered into a consent agreement with the lenders to extend the maturity date. See Note 10 - Subsequent Events.

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

As of June 30, 2019 and March 31, 2019 there was $17.6 million and $18.6 million outstanding, respectively and there was no additional availability under the Credit Facility based on the Company's borrowing base. On July 3, 2019, the Company entered into an amendment to the Credit Facility. See Note 10 - Subsequent Events.

Convertible Note

On October 9, 2018, the Company issued a Convertible Note for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described below. The $5.0 million in aggregate principal bears interest at 8% and matures on October 9, 2019 with two one year extensions at the Company's option. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share.

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

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three months ended June 30, 2019, we issued 45,390 shares of Class A common stock in connection with the payment of preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of June 30, 2019 and 2018. In July, 2019, we paid the preferred stock dividends in arrears in the form of 65,749 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of June 30, 2019 and March 31, 2019.

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

As of June 30, 2019 there were 288,865 stock options outstanding in the Plan with weighted average exercise price of $14.94 and a weighted average contract life of 3.69 years. As of March 31, 2019, there were 300,315 shares outstanding in the Plan with weighted average exercise price of $14.87 and a weighted average contract life of 3.79 years.

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

An analysis of all options outstanding under the 2000 Plan as of June 30, 2019 is as follows:

As of June 30, 2019
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	6.01	$7.40	$—
$13.70 - $24.40	276,365	3.69	14.66	—
$30.00 - $ 50.00	7,500	2.13	30.00	—
	288,865			$—

An analysis of all options exercisable under the 2000 Plan as of June 30, 2019 is presented below:

	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
As of June 30, 2019	2,341,474	3.69	$14.94	$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options are fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of June 30, 2019, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of June 30, 2019, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A Common Stock as of June 30, 2019. All of the outstanding warrants are fully vested and exercisable.

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

During the first quarter of 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of April 1, 2019. The Company did not apply the new standard to comparative periods and therefore, those amounts are not presented below.

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. The land easement practical expedient was not applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes. The Company made an accounting policy election to continue not to recognize leases with durations of twelve months or less on the balance sheet. The Company did not enter into any new leases during the quarter ended June 30, 2019.

The Company leases office space under operating leases. The Company’s portfolio of leases is primarily related to real estate and since most of our leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2019:

(In thousands)	Classification on the Balance Sheet	June 30, 2019
Assets

Noncurrent	Operating lease right-of-use asset	$2,169

Liabilities

Current	Operating leases - current portion	$926
Noncurrent	Operating leases - long -term portion	1,333
Total operating lease liabilities		$2,259

Weighted-average remaining lease term in years		2.37
Weighted-average discount rate (1)		5.10%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
(In thousands)	Three Months Ended June 30, 2019
Operating lease cost	$226
Total lease cost	$226

Other Information

The table below presents supplemental cash flow information related to leases:
(In thousands)	Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$214

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the remaining years on the leases to the lease liabilities recorded on the balance sheet as of June 30, 2019.
(In thousands)	Operating Leases
2020 ( remaining nine months)	$769
2021	1,031
2022	595
2023	—
Thereafter	—
Total minimum lease payments	$2,395
Less: Interest	136
Present value of lease liabilities	$2,259

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
(In thousands)	2019	2018
Cash interest paid	$1,716	$2,310
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	89	89
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	90	—

9.    SEGMENT INFORMATION

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
Cinema Equipment Business
Financing vehicles and administrators for 3,445 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 5,497 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$57	$—	$41,439	$14,857	$—	$924
Content & Entertainment Business	8,625	8,701	52,205	—	—	424
Corporate	9	—	4,558	—	43,017	911
Total	$8,691	$8,701	$98,202	$14,857	$43,017	$2,259

	As of March 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$69	$—	$42,958	$19,132	$—	$—
Content & Entertainment Business	9,607	8,701	54,575	—	—	—
Corporate	10	—	4,350	—	43,319	—
Total	$9,686	$8,701	$101,883	$19,132	$43,319	$—

	Statements of Operations
	Three Months Ended June 30, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,993	$5,810	$—	$9,803
Direct operating (exclusive of depreciation and amortization shown below)	234	3,378	—	3,612
Selling, general and administrative	496	3,224	2,129	5,849
Allocation of corporate overhead	202	1,270	(1,472)	—
Provision (recovery) for doubtful accounts	271	(1)	—	270
Depreciation and amortization of property and equipment	1,646	86	42	1,774
Amortization of intangible assets	11	983	1	995
Total operating expenses	2,860	8,940	700	12,500
Income (loss) from operations	$1,133	$(3,130)	$(700)	$(2,697)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $11 thousand for the three months ended June 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	2	4	5	11
Total stock-based compensation	$2	$4	$5	$11

	Statements of Operations
	Three Months Ended June 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,115	$5,963	$—	$13,078
Direct operating (exclusive of depreciation and amortization shown below)	312	3,113	—	3,425
Selling, general and administrative	533	3,887	2,123	6,543
Allocation of Corporate overhead	399	1,038	(1,437)	—
Provision (recovery) for doubtful accounts	176	(111)	—	65
Depreciation and amortization of property and equipment	1,960	82	47	2,089
Amortization of intangible assets	12	1,382	1	1,395
Total operating expenses	3,392	9,391	734	13,517
Income (loss) from operations	$3,723	$(3,428)	$(734)	$(439)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.1 million for the three months ended June 30, 2018.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	—	86	86
Total stock-based compensation	$—	$—	$86	$86

10. SUBSEQUENT EVENTS

Stock Purchase Agreement

On July 9, 2019, the Company entered into the July Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 shares of Common Stock the July SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the July SPA Shares was consummated on July 9, 2019.  The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

On August 2, 2019, the Company entered into the August Stock Purchase Agreement with BEMG, pursuant to which the Company agreed to sell to BEMG a total of 1,900,000 shares, the August SPA Shares, for an aggregate purchase price in cash of $2.9 million priced at $1.50 per share. The sale of the August SPA Shares was consummated on August 2, 2019. The August SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the August SPA Shares sold were used for working capital. In addition, the Company has agreed to enter into a registration rights agreement for the resale of the August SPA Shares.

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

Extension of Second Lien Loans

On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and will obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable.

Amendment to Agreement and Plan of Merger

On July 26, 2019, the previously announced Agreement and Plan of Merger, dated as of March 14, 2019, among the Company, C&F Merger Sub, Inc., a wholly-owned subsidiary of the Company, Future Today Inc, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, was amended (the “Merger Amendment”). Pursuant to the Merger Amendment, among other things, the parties (x) extended the End Date and exclusivity period to July 31, 2019, (y) provided for payment of a non-refundable deposit of $500,000 by the Company, and (z) provided the Company with the unilateral right to extend the End Date and exclusivity period to August 14, 2019 upon making an additional non-refundable deposit of $500,000. Any non-refundable deposit(s) made prior to closing will be credited against the purchase price at closing.  On July 31, 2019, the Company exercised its right to extend to August 14, 2019.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of June 30, 2019, all of our 3,445 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of June 30, 2019, we had approximately $16.2 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $43.9 million of outstanding debt principal, as of June 30, 2019, that is attributable to our Content & Entertainment and Corporate segments.

On July 26, 2019, the previously announced Agreement and Plan of Merger, dated as of March 14, 2019, among the Company, C&F Merger Sub, Inc., a wholly-owned subsidiary of the Company, Future Today Inc, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, was amended. Pursuant to the Merger Amendment, among other things, the parties (x) extended the End Date and exclusivity period to July 31, 2019, (y) provided for payment of a non-refundable deposit of $500,000 by the Company, and (z) provided the Company with the unilateral right to extend the End Date and exclusivity period to August 14, 2019 upon making an additional non-refundable deposit of $500,000. Any non-refundable deposit(s) made prior to closing will be credited against the purchase price at closing.  On July 31, 2019, the Company exercised its right to extend to August 14, 2019. The Company is still in the process of working toward closing the transaction as soon as practicable.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$3,993	$7,115	$(3,122)	(44)%
Content & Entertainment Business	5,810	5,963	(153)	(3)%
	$9,803	$13,078	$(3,275)	(25)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018 which is contributing to the decrease in revenues.

Direct Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$234	$312	$(78)	(25)%
Content & Entertainment Business	3,378	3,113	265	9%
	$3,612	$3,425	$187	5%

Increase in direct operating expenses in the three months ended June 30, 2019 compared to the prior period was not significant.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$496	$533	$(37)	(7)%
Content & Entertainment Business	3,224	3,887	(663)	(17)%
Corporate	2,129	2,123	6	—%
	$5,849	$6,543	$(694)	(11)%

Selling, general and administrative expenses for the three months ended June 30, 2019 decreased primarily due to a $0.3 million decrease in our personnel expense, as a result of our cost cutting initiative, and a decrease of $0.3 million in marketing spend in our OTT business.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,646	$1,960	$(314)	(16)%
Content & Entertainment Business	86	82	4	5%
Corporate	42	47	(5)	(11)%
	$1,774	$2,089	$(315)	(15)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal years 2019 and 2018.

Interest expense, net

	Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$828	$1,404	$(576)	(41)%
Corporate	1,454	1,291	163	13%
	$2,282	$2,695	$(413)	(15)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily due to the payoff of our KBC facilities, P2 Vendor Note, and the reduction of the Prospect Term Loan. Interest expense in our Corporate segment increased due to a larger loan balance from our credit facility, in the three months ended June 30, 2019, compared to prior period.

Income Tax Expense

We recorded approximately $0.1 million of income tax expense for each of the three months ended June 30, 2019 and 2018, respectively, in our Cinema Equipment Business and Corporate segments for state and federal income taxes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the three months ended June 30, 2019 decreased by $2.6 million, or 83%, compared to the three months ended June 30, 2018. Adjusted EBITDA loss from our non-cinema equipment business was negative $2.2 million for the three months ended June 30, 2019 compared to negative $2.5 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our cinema equipment business.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2019	2018
Net loss	$(5,039)	$(3,283)
Add Back:
Income tax expense	47	139
Depreciation and amortization of property and equipment	1,774	2,089
Amortization of intangible assets	995	1,395
Interest expense, net	2,282	2,695
Other expense, net	463	10
Stock-based compensation and expenses	11	86
Net loss attributable to noncontrolling interest	6	16
Adjusted EBITDA	$539	$3,147

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,646)	$(1,960)
Amortization of intangible assets	(11)	(12)
Stock-based compensation and expenses	1	—
Income from operations	(1,133)	(3,723)
Adjusted EBITDA from non-cinema equipment business	$(2,243)	$(2,548)

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on July 15, 2019, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new leasing standard.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included herein.

Liquidity and Capital Resources

We incurred consolidated net loss of $5.0 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. We have an accumulated deficit of $400.9 million, and negative working capital of $56.7 million, as of
June 30, 2019. In addition, we have significant debt-related contractual obligations as of June 30, 2019 and beyond.

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

On July 20, 2018, we entered into the 2018 Loan. The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Convertible Promissory Note. See Note 12 - Subsequent Events.

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

On July 9, 2019, the Company entered into the July Stock Purchase Agreement with BEMG, an affiliate of Bison Capital Holding Company Limited, which, through an affiliate, is the majority holder of our Class A common stock, pursuant to which the Company agreed to sell to BEMG a total of 2,000,000 July SPA Shares, for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share. The sale of the July SPA Shares was consummated on July 9, 2019. The July SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the July SPA Shares sold were used for working capital, including the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company has agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

On August 2, 2019, the Company entered into the August Stock Purchase Agreement with BEMG, pursuant to which the Company agreed to sell to BEMG a total of 1,900,000 August SPA Shares, for an aggregate purchase price in cash of $2.9 million priced at $1.50 per share. The sale of the August SPA Shares was consummated on August 2, 2019. The August SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the August SPA Shares sold were used for working capital. In addition, the Company has agreed to enter into a registration rights agreement for the resale of the August SPA Shares.

The Second Lien Loans (as defined in Note 5 - Notes Payable) were to mature on June 30, 2019. On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 10, 2019, the Company paid $3.0 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of June 30, 2019 was $14.9 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the prior credit agreement. During the year ended March 31, 2019, the Company borrowed an additional $10.4 million under the Credit Facility. As of June 30, 2019, there was $17.6 million outstanding and there was no additional availability under the Credit Facility based on the Company's borrowing base.

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

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations include certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Cash Flows

	For the Three Months Ended June 30, 2019
($ in thousands)	2019	2018
Net cash provided by operating activities	$4,015	$5,315
Net cash used in investing activities	(252)	(197)
Net cash used in financing activities	(5,493)	(5,250)
Net change in cash and cash equivalents	$(1,730)	$(132)

As of June 30, 2019, we had cash and restricted cash balances of $17.1 million.

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

For the three months ended June 30, 2019, cash flows used in financing activities reflects payments of $4.4 million for the 2013 Prospect Loan, and approximately $1.0 million for the Credit Facility.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during this fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 39 herein.

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

CINEDIGM CORP.

Date:	August 14, 2019	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 14, 2019	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)