Form 10-Q
period 2019-09-30
Cinedigm Corp.
filed 2019-11-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2019

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

As of November 12, 2019, 39,791,732 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$13,665	$17,872
Accounts receivable, net	36,921	41,765
Inventory, net	607	673
Unbilled revenue	1,148	1,504
Prepaid and other current assets	9,200	6,109
Total current assets	61,541	67,923
Restricted cash	1,000	1,000
Property and equipment, net	10,913	14,047
Right-of-use assets	1,940	—
Intangible assets, net	8,097	9,686
Goodwill	8,701	8,701
Other long-term assets	291	526
Total assets	$92,483	$101,883
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$75,230	$71,751
Current portion of notes payable, including unamortized debt discount of $979 and $1,436 respectively (see Note 5)	36,690	43,319
Operating lease liabilities	915	—
Current portion of deferred revenue	1,869	1,687
Total current liabilities	114,704	116,757
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $1,141 and $1,495 respectively (see Note 5)	12,973	19,132
Operating lease liabilities, noncurrent	1,103	—
Deferred revenue, net of current portion	1,700	2,357
Other long-term liabilities	153	205
Total liabilities	130,633	138,451
Commitments and contingencies (see Note 7)
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at September 30, 2019 and March 31, 2019. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at September 30, 2019 and March 31, 2019; 41,003,572 and 36,992,433 shares issued and 39,689,736 and 35,678,597 shares outstanding at September 30, 2019 and March 31, 2019, respectively	40	36
Additional paid-in capital	375,222	368,531
Treasury stock, at cost; 1,313,836 Class A common shares at September 30, 2019 and March 31, 2019	(11,603)	(11,603)
Accumulated deficit	(404,120)	(395,814)
Accumulated other comprehensive income	38	10
Total stockholders’ deficit of Cinedigm Corp.	(36,864)	(35,281)
Deficit attributable to noncontrolling interest	(1,286)	(1,287)
Total deficit	(38,150)	(36,568)
Total liabilities and deficit	$92,483	$101,883
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues	$10,241	$13,744	$20,044	$26,822
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,087	3,616	7,699	7,041
Selling, general and administrative	4,988	6,487	10,837	13,030
Provision for doubtful accounts	56	1,067	326	1,132
Depreciation and amortization of property and equipment	1,609	2,076	3,383	4,165
Amortization of intangible assets	594	1,395	1,589	2,790
Total operating expenses	11,334	14,641	23,834	28,158
Loss from operations	(1,093)	(897)	(3,790)	(1,336)
Interest expense, net	(1,813)	(2,572)	(4,095)	(5,267)
Other expense, net	(155)	(18)	(168)	(28)
Loss from operations before income taxes	(3,061)	(3,487)	(8,053)	(6,631)
Income tax expense	(27)	—	(74)	(139)
Net loss	(3,088)	(3,487)	(8,127)	(6,770)
Net (income) loss attributable to noncontrolling interest	(7)	8	(1)	24
Net loss attributable to controlling interests	(3,095)	(3,479)	(8,128)	(6,746)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(3,184)	$(3,568)	$(8,306)	$(6,924)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.08)	$(0.09)	$(0.21)	$(0.18)
Weighted average number of Class A common stock outstanding: basic and diluted	41,439,520	37,696,256	39,903,778	37,667,934

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,088)	$(3,487)	$(8,127)	$(6,770)
Other comprehensive income: foreign exchange translation	22	12	28	16
Comprehensive loss	(3,066)	(3,475)	(8,099)	(6,754)
Less: comprehensive (income) loss attributable to noncontrolling interest	(7)	8	(1)	24
Comprehensive loss attributable to controlling interests	$(3,073)	$(3,467)	$(8,100)	$(6,730)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	$3,559	35,723,987	$36	1,313,836	$(11,603)	$368,631	$(400,936)	$16	$(40,297)	$(1,293)	$(41,590)
Foreign exchange translation	—	—	—	—	—	—	—	—	22	22	—	22
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Issuance of Class A common stock	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Preferred stock dividends paid with common stock	—	—	65,749	—	—	—	89	(89)	—	—	—	—
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Net loss	—	—	—	—	—	—	—	(3,095)	—	(3,095)	7	(3,088)
Balances as of September 30, 2019	7	$3,559	39,689,736	$40	1,313,836	$(11,603)	$375,222	(404,120)	$38	$(36,864)	$(1,286)	$(38,150)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	—	—	86	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	$3,559	35,012,333	$35	1,313,836	$(11,603)	$366,398	$(382,581)	$(34)	$(24,226)	$(1,271)	$(25,497)
Foreign exchange translation	—	—	—	—	—	—	—	—	12	12	—	12
Stock-based compensation	—	—	—	—	—	—	317	—	—	317	—	317
Preferred stock dividends paid with common stock	—	—	56,869	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,479)	—	(3,479)	(8)	(3,487)
Balances as of September 30, 2018	7	$3,559	35,069,202	$35	1,313,836	$(11,603)	$366,804	$(386,149)	$(22)	$(27,376)	$(1,279)	$(28,655)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,127)	$(6,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	4,972	6,955
Amortization of debt issuance costs included in interest expense	772	877
Provision for doubtful accounts	326	1,132
(Recovery) provision for inventory reserve	(434)	8
Stock-based compensation and expenses	189	403
Accretion and PIK interest expense added to note payable	827	902
Changes in operating assets and liabilities;
Accounts receivable	4,518	6,162
Inventory	500	158
Unbilled revenue	356	4,167
Prepaids and other assets	(2,623)	1,890
Accounts payable and accrued expenses	2,998	(13,452)
Deferred revenue	(475)	(875)
Net cash provided by operating activities	3,799	1,557
Cash flows from investing activities:
Purchases of property and equipment	—	(855)
Purchases of intangible assets	—	(4)
Net cash used in investing activities	—	(859)
Cash flows from financing activities:
Payment of notes payable	(13,856)	(9,959)
Proceeds under revolving credit agreement	—	7,000
Net proceeds from issuance of common stock	5,850	—
Net cash used in financing activities	(8,006)	(2,959)
Net change in cash and cash equivalents	(4,207)	(2,261)
Cash, cash equivalents, and restricted cash at beginning of period	18,872	18,952
Cash, cash equivalents, and restricted cash at end of period	$14,665	$16,691

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $404.1 million and negative working capital of $53.2 million as of September 30, 2019. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of September 30, 2019 and beyond.

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

On July 30, 2019, Ronald L. Chez, one of the lenders, signed a waiver to defer the receipt of the portion of his outstanding principal amount and agreed to be paid no later than September 30, 2019.

During the six months ended September 30, 2019, the Company paid $3.3 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into another consent agreement to extend the maturity date to November 30, 2019. There was no consent fee paid for this consent agreement. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or "Class A common stock"), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. See Note 5 - Notes Payable.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On July 9, 2019, the Company entered into a common stock purchase agreement (the “July Stock Purchase Agreement”) with BEMG where 2,000,000 shares of Common Stock (the “ July SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share was sold to BEMG. The SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the July SPA Shares sold were used for working capital purposes and the repayment of Second Lien Loans (as defined in Note 5 - Notes Payable). In addition, the Company agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

On August 2, 2019, the Company entered into another common stock purchase agreement (the "August Stock Purchase Agreement") with BEMG, where the Company sold to BEMG a total of 1,900,000 shares of Common Stock (the “August SPA Shares”), for an aggregate purchase price in cash of $2.9 million priced at $1.50 per share. The August SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the August SPA Shares sold were used for working capital purposes. In addition, the Company agreed to enter into a registration rights agreement for the resale of the August SPA Shares.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matures on October 9, 2019 with one additional year extension at the Company's option. On October 9, 2019, the Company exercised its option to extend for an additional year. The new maturity date of the Convertible Note is October 9, 2020.

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

On July 26, 2019, the previously announced Agreement and Plan of Merger, dated as of March 14, 2019, among the Company, C&F Merger Sub, Inc., a wholly-owned subsidiary of the Company, Future Today Inc, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, was amended (the “Merger Amendment”). Pursuant to the Merger Amendment, among other things, the parties (x) extended the End Date and exclusivity period to July 31, 2019, (y) provided for payment of a non-refundable deposit of $500,000 by the Company, and (z) provided the Company with the unilateral right to extend the End Date and exclusivity period to August 14, 2019 upon making an additional non-refundable deposit of $500,000. Any non-refundable deposit(s) made prior to closing will be credited against the purchase price at closing.  On July 31, 2019, the Company exercised its right to extend to August 14, 2019. The Company is still in the process of working toward closing the transaction as soon as practicable. The $1.0 million of prepaid purchase price is included in prepaid and other current assets in the condensed consolidated balance sheet as of September 30, 2019.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2019, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and its related parties (iv) and the financing transactions that occurred in July and August 2019, will be sufficient to satisfy our liquidity and capital requirements for at least one year from November 2019. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these consolidated financial statements for the three and six months ended September 30, 2019 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 except as noted below.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated balance sheet has been reclassified to conform to the presentation of the current period.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	September 30, 2019	March 31, 2019
Cash and Cash Equivalents	$13,665	$17,872
Restricted Cash	1,000	1,000
	$14,665	$18,872

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.2 million and $0.3 million, respectively for the three months ended September 30, 2019 and 2018. Impairments and accelerated amortization related to advances were $0.4 million and $0.6 million, respectively for the six months ended September 30, 2019 and 2018.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2019 and March 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At September 30, 2019 and March 31, 2019, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $13.1 million, and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and six months ended September 30, 2019 and 2018, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three and six months ended September 30, 2019 and 2018.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Net Goodwill at September 30, 2019 and March 31, 2019	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVDs and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and VOD services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes is recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. During the three and six months ended September 30, 2019, there was $0.7 million and $1.0 million, respectively, of digital System sales revenue for the sale of 35 and 112 digital projection Systems.

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

Deferred revenue pertaining to our Content & Entertainment Business includes amounts related to the sale of DVDs with future release dates.

Deferred revenue relating to our Cinema Equipment Business pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The ending deferred revenue balance, including current and non-current balances, as of September 30, 2019 was $3.6 million. For the three months ended September 30, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and six months ended September 30, 2019, $1.3 million and $2.1 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $3.6 million. We expect to recognize approximately $1.9 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three and six months ended September 30, 2019:
(in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cinema Equipment Business:
Phase I Deployment	$1,541	$2,663	$3,394	$5,268
Phase II Deployment	423	3,257	882	6,437
Services	1,005	1,571	2,336	2,901
Digital System Sales	676	—	1,026	—
Total Cinema Equipment Business revenue	$3,645	$7,491	$7,638	$14,606

Content & Entertainment Business:
Base Distribution Business	$3,523	$3,971	$6,658	$7,733
OTT Streaming and Digital	3,073	2,282	5,748	4,483
Total Content & Entertainment Business revenue	$6,596	$6,253	$12,406	$12,216

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Direct operating	$—	$—	$—	$—
Selling, general and administrative	178	317	189	403
	$178	$317	$189	$403

During the three months and six months ended September 30, 2019, the Company did not grant any stock appreciation rights ("SARs"). During the three months ended September 30, 2018, the Company granted 355,000 SARs to a Company executive. There were 1,055,000 SARs granted to our Chief Executive Officer and an executive during the six months ended September 30, 2018. There were an additional 1,222,830 SARs granted to three executives during the third quarter of fiscal year end March 31, 2019 of which 815,220 SARs were forfeited due to the terminations of two executives during the year ended March 31, 2019.

The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $111 thousand and $221 thousand of stock-based compensation recorded for the three and six months ended September 30, 2019, respectively relating to these SARs. There was no stock-based compensation recorded for the three and six months ended September 30, 2018.

Total SARs outstanding are as follows:

Six Months Ended September 30, 2019
SARs Outstanding March 31, 2019	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding September 30, 2019	1,462,610

On July 26, 2018, the Company granted 1,941,402 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs each reporting period. Based on their analysis as of September 30, 2019 using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, was $0.00 based on the projections. The Company recorded a cumulative adjustment of $166 thousand of stock-based compensation in the six months ended September 30, 2019.

The PSUs outstanding are as follows:

Six Months Ended September 30, 2019
PSUs Outstanding March 31, 2019	1,390,584
Issued	—
Forfeited	(23,944)
Total PSUs Outstanding September 30, 2019	1,366,640

There was $2 thousand and $1 thousand of stock-based compensation recorded in the three and six months ended September 30, 2019, respectively, related to employees' restricted stock awards.

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

We incurred net losses for the three and six months ended September 30, 2019 and 2018, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 4,076,921 shares and 3,948,574 shares as of September 30, 2019 and 2018, respectively, and 9,999,999 shares from the convertible notes issued on October 9, 2018 and on July 12, 2019, were excluded from the computation of loss per share, for the three months ended September 30, 2019, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three and six months ended September 30, 2019 and 2018, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2019 and March 31, 2019, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.4 million and $0.4 million as of September 30, 2019 and March 31, 2019 which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations include $0.3 million and $0.6 million of digital cinema servicing revenue from CDF2 Holdings for each of the three months and six months ended September 30, 2019 and 2018, respectively.

Total Stockholders' Deficit of CDF2 Holdings at September 30, 2019 and March 31, 2019 was $29.5 million and $28.9 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2019 and March 31, 2019 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded income tax expense of less than $0.1 million for the three months ended September 30, 2019. No income tax expense was recorded for the three months ended September 30, 2018. For each of the six months ended September 30, 2019 and 2018, we recorded income tax expense of approximately $0.1 million. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the six months ended September 30, 2019 and 2018 was negative 0.9% and negative 2.1%, respectively.

5. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2019		March 31, 2019
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$14,114	$—	$20,627
Total non-recourse notes payable	—	14,114	—	20,627
Less: Unamortized debt issuance costs and debt discounts	—	(1,141)	—	(1,495)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$12,973	$—	$19,132

Bison Note Payable	$—	$—	$10,000	$—
Bison Convertible Note	10,000
Second Lien Loans	8,007	—	11,132	—
Credit Facility	14,662	—	18,623	—
Convertible Note	5,000	—	5,000	—
Total recourse notes payable	37,669	—	44,755	—
Less: Unamortized debt issuance costs and debt discounts	(979)	—	(1,436)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$36,690	$—	$43,319	$—
Total notes payable, net of unamortized debt issuance costs	$36,690	$12,973	$43,319	$19,132

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2019, and March 31, 2019, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	September 30, 2019	March 31, 2019
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(60,664)	(54,151)
Prospect Loan, net	14,114	20,627
Less current portion	—	—
Total long term portion	$14,114	$20,627

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

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global Investment SPC, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Bison Convertible Note with Bison Global.

$10.0 Million Loan converted into Convertible Note

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is due on March 4, 2020, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company's option, at anytime prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company's Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company's Class A common stock, based on initial conversion price of $1.50 per share.

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in-capital) of $478 thousand. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt; the debt is being amortized to interest expense using the effective interest method over the term of the note.

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

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of September 30, 2019 we have an outstanding balance of $8.0 million which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

On July 30, 2019, Ronald L. Chez, one of the lenders, signed a waiver to defer the receipt of the portion of his outstanding principal amount and agreed to be paid no later than September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of September 30, 2019, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three and six months ended September 30, 2019. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

During the six months ended September 30, 2019, the Company paid $3.3 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into another consent agreement to extend the maturity date to November 30, 2019. There was no consent fee paid for this consent agreement. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

As of September 30, 2019 and March 31, 2019, there was $14.7 million and $18.6 million outstanding, respectively, and there was no additional availability, under the Credit Facility based on the Company's borrowing base as of September 30, 2019. On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, extended the maturity date to June 30, 2020 and excluded Future Today Inc and any of its future subsidiaries (in connection with the previously announced agreement to acquire Future Today, Inc.) from requirements to become Guarantors. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

Convertible Note

On October 9, 2018, the Company issued a Convertible Note for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described below. The $5.0 million in aggregate principal bears interest at 8% and matures on October 9, 2019 with two one year extensions at the Company's option. On October 9, 2019, the Company extended the note for one additional year and the new maturity date of the Convertible Note is October 9, 2020. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share.

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

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the six months ended September 30, 2019, we issued 4,011,139 shares of Class A common stock in connection with the sale of 3,900,000 shares of our Class A common stock and the issuance of Class A common stock for preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of September 30, 2019 and 2018. In October 2019, we paid the preferred stock dividends in arrears in the form of 102,345 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of September 30, 2019 and March 31, 2019.

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

As of September 30, 2019, there were 284,865 stock options outstanding in the Plan with weighted average exercise price of $14.95 and a weighted average contract life of 3.48 years. As of March 31, 2019, there were 300,315 shares outstanding in the Plan with weighted average exercise price of $14.87 and a weighted average contract life of 3.79 years.

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

An analysis of all options outstanding under the 2000 Plan as of September 30, 2019 is as follows:

As of September 30, 2019
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	5.76	$7.40	$—
$13.70 - $24.40	276,365	3.49	14.68	—
$30.00 - $ 50.00	7,500	1.88	30.00	—
	288,865			$—

An analysis of all options exercisable under the 2000 Plan as of September 30, 2019 is presented below:

	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
As of September 30, 2019	2,262,474	3.48	$14.95	$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options are fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of September 30, 2019, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of September 30, 2019, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of September 30, 2019. All of the outstanding warrants are fully vested and exercisable.

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

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. The land easement practical expedient was not applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes. The Company made an accounting policy election to continue not to recognize leases with durations of twelve months or less on the balance sheet. The Company did not enter into any new leases during the quarter ended September 30, 2019.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2019:

(In thousands)	Classification on the Balance Sheet	September 30, 2019
Assets

Noncurrent	Operating lease right-of-use asset	$1,940

Liabilities

Current	Operating leases - current portion	$915
Noncurrent	Operating leases - long -term portion	1,103
Total operating lease liabilities		$2,018

Weighted-average remaining lease term in years		2.12
Weighted-average discount rate (1)		5.10%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
	Three Months Ended	Six Months Ended
(In thousands)	September 30, 2019
Operating lease cost	$230	$456
Total lease cost	$230	$456

Other Information

The table below presents supplemental cash flow information related to leases:
	Three Months Ended	Six Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$229	$443

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the remaining years on the leases to the lease liabilities recorded on the balance sheet as of September 30, 2019.
(In thousands)	Operating Leases
2020 (remaining 6 months)	$513
2021	1,031
2022	594
2023	—
Thereafter	—
Total minimum lease payments	$2,138
Less: Interest	(120)
Present value of lease liabilities	$2,018

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended September 30,
(In thousands)	2019	2018
Cash interest paid	$2,782	$4,457
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	178	178
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	90	—
Amounts accrued in connection with addition of property and equipment	476	—

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
Cinema Equipment Business
Financing vehicles and administrators for 3,384 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 5,203 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$46	$—	$38,134	$12,973	$—	$914
Content & Entertainment Business	8,043	8,701	49,726	—	—	302
Corporate	8	—	4,623	—	36,690	802
Total	$8,097	$8,701	$92,483	$12,973	$36,690	$2,018

	As of March 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$69	$—	$42,958	$19,132	$—	$—
Content & Entertainment Business	9,607	8,701	54,575	—	—	—
Corporate	10	—	4,350	—	43,319	—
Total	$9,686	$8,701	$101,883	$19,132	$43,319	$—

	Statements of Operations
	Three Months Ended September 30, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,645	$6,596	$—	$10,241
Direct operating (exclusive of depreciation and amortization shown below)	362	3,725	—	4,087
Selling, general and administrative	604	2,591	1,793	4,988
Allocation of corporate overhead	203	1,266	(1,469)	—
Provision for doubtful accounts	56	—	—	56
Depreciation and amortization of property and equipment	1,491	76	42	1,609
Amortization of intangible assets	12	581	1	594
Total operating expenses	2,728	8,239	367	11,334
Income (loss) from operations	$917	$(1,643)	$(367)	$(1,093)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the three months ended September 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	152	178
Total stock-based compensation	$—	$26	$152	$178

	Statements of Operations
	Three Months Ended September 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,491	$6,253	$—	$13,744
Direct operating (exclusive of depreciation and amortization shown below)	410	3,206	—	3,616
Selling, general and administrative	465	3,833	2,189	6,487
Allocation of Corporate overhead	390	1,015	(1,405)	—
Provision for doubtful accounts	1,067	—	—	1,067
Depreciation and amortization of property and equipment	1,942	87	47	2,076
Amortization of intangible assets	11	1,382	2	1,395
Total operating expenses	4,285	9,523	833	14,641
Income (loss) from operations	$3,206	$(3,270)	$(833)	$(897)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.3 million for the three months ended September 30, 2018.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	65	247	317
Total stock-based compensation	$—	$65	$247	$317

	Statements of Operations
	Six Months Ended September 30, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,638	$12,406	$—	$20,044
Direct operating (exclusive of depreciation and amortization shown below)	596	7,103	—	7,699
Selling, general and administrative	1,100	5,815	3,922	10,837
Allocation of corporate overhead	405	2,536	(2,941)	—
Provision (recovery) for doubtful accounts	327	(1)	—	326
Depreciation and amortization of property and equipment	3,137	162	84	3,383
Amortization of intangible assets	23	1,564	2	1,589
Total operating expenses	5,588	17,179	1,067	23,834
Income (loss) from operations	$2,050	$(4,773)	$(1,067)	$(3,790)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the six months ended September 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business		Corporate	Consolidated
Direct operating	$—	$—	—	$—	$—
Selling, general and administrative	(6)	3		192	189
Total stock-based compensation	$(6)	$3		$192	$189

	Statements of Operations
	Six Months Ended September 30, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$14,606	$12,216	$—	$26,822
Direct operating (exclusive of depreciation and amortization shown below)	722	6,319	—	7,041
Selling, general and administrative	998	7,720	4,312	13,030
Allocation of Corporate overhead	789	2,053	(2,842)	—
Provision (recovery) for doubtful accounts	1,243	(111)	—	1,132
Depreciation and amortization of property and equipment	3,902	169	94	4,165
Amortization of intangible assets	23	2,764	3	2,790
Total operating expenses	7,677	18,914	1,567	28,158
Income (loss) from operations	$6,929	$(6,698)	$(1,567)	$(1,336)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the six months ended September 30, 2018.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	5	65	333	403
Total stock-based compensation	$5	$65	$333	$403

10. SUBSEQUENT EVENTS

Convertible Note

On October 9, 2019, the Company elected to extend the term of the Convertible Note with Ming Tai Investment LP to mature the Convertible Note on October 9, 2020. The Convertible Note is for $5.0 million and bears interest at 8%. See Note 5 - Notes Payable.

Extension of Second Lien Loans

On October 24, 2019, the Company entered into another consent agreement with Lenders of the Second Lien Loans to another extension of the Second Lien Loans to now mature on November 30, 2019. There was no consent fee paid for this consent agreement. The Company is planning to obtain the capital through Bison for final payment of the remaining outstanding balances of the Second Lien Loans. See Note 5- Notes Payable.

Nasdaq Listing

On October 11, 2019, we received a notice (the “Bid Price Notice”) from the Staff indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The Bid Price Notice did not result in the immediate delisting of the Common Stock from the Nasdaq Global Market.

The Company actively monitors the price of the Common Stock and will consider all available options to regain compliance with the continued listing standards. The Company may elect to address the deficiency by implementing a reverse stock split if the Board of Directors determines that is the proper course of action. No decision has been made at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until April 8, 2020, in which to regain compliance with the deficiency. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Common Stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. If the Company does not regain compliance with this requirement by April 8, 2020, the Company may be eligible for an additional 180 calendar day compliance period provided that it meets certain continued listing standards, and provides the Staff with written notice of its intention to cure the deficiency.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of September 30, 2019, all of our 3,384 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of September 30, 2019, we had approximately $14.1 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $37.7 million of outstanding debt principal, as of September 30, 2019, that is attributable to our Content & Entertainment and Corporate segments.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$3,645	$7,491	$(3,846)	(51)%
Content & Entertainment Business	6,596	6,253	343	5%
	$10,241	$13,744	$(3,503)	(25)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase I and Phase II Deployment Systems. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018 and Phase II Deployment Systems deployment period for major studios ended in November 2018, which combined, contributed to the decrease in revenues.

Direct Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$362	$410	$(48)	(12)%
Content & Entertainment Business	3,725	3,206	519	16%
	$4,087	$3,616	$471	13%

Increase in direct operating expenses in the three months ended September 30, 2019 compared to the prior period was primarily due to an increase in our royalty and freight expenses. Royalty-based deals performed better than in the prior period which increased the royalty expense. Freight expense increased as we had an increase in liquidation sales compared to prior period.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$604	$465	$139	30%
Content & Entertainment Business	2,591	3,833	(1,242)	(32)%
Corporate	1,793	2,189	(396)	(18)%
	$4,988	$6,487	$(1,499)	(23)%

Selling, general and administrative expenses for the three months ended September 30, 2019 decreased primarily due to a $1.0 million decrease in personnel related expenses, as a result of our cost cutting initiatives, and a decrease of $0.3 million in marketing spend in our OTT business.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,491	$1,942	$(451)	(23)%
Content & Entertainment Business	76	87	(11)	(13)%
Corporate	42	47	(5)	(11)%
	$1,609	$2,076	$(467)	(22)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal years 2019 and 2018.

Interest expense, net

	Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$691	$1,222	$(531)	(43)%
Corporate	1,122	1,350	(228)	(17)%
	$1,813	$2,572	$(759)	(30)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily due to the payoff of our KBC facilities, P2 Vendor Note, and the reduction of the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans, in the three months ended September 30, 2019, compared to the prior period.

Income Tax Expense

We recorded less than $0.1 million of income tax expense for each of the three months ended September 30, 2019 in our Cinema Equipment Business and Corporate segments for state and federal income taxes. We did not record any income tax expense for the three months ended September 30, 2018.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the three months ended September 30, 2019 decreased by $1.5 million, or 51%, compared to the three months ended September 30, 2018. Adjusted EBITDA loss from our non-cinema equipment business was negative $1.0 million for the three months ended September 30, 2019 compared to negative $2.3 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our cinema equipment business.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2019	2018
Net loss	$(3,088)	$(3,487)
Add Back:
Income tax expense	27	—
Depreciation and amortization of property and equipment	1,609	2,076
Amortization of intangible assets	589	1,395
Interest expense, net	1,818	2,572
Other expense, net	296	18
Stock-based compensation and expenses	178	317
Net loss attributable to noncontrolling interest	(7)	8
Adjusted EBITDA	$1,422	$2,899

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,491)	$(1,942)
Amortization of intangible assets	(12)	(12)
Stock-based compensation and expenses	—	—
Income from operations	(917)	(3,206)
Adjusted EBITDA from non-cinema equipment business	$(998)	$(2,261)

Results of Operations for the Six Months Ended September 30, 2019 and 2018

Revenues

	Six Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$7,638	$14,606	$(6,968)	(48)%
Content & Entertainment Business	12,406	12,216	190	2%
	$20,044	$26,822	$(6,778)	(25)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase I and Phase II Deployment Systems. The Phase I Deployment Systems deployment period ended for major studios during the fiscal year ended March 31, 2018 and Phase II Deployment Systems deployment period for major studios ended in November 2018, which combined, contributed to the decrease in revenues.

Direct Operating Expenses

	Six Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$596	$722	$(126)	(17)%
Content & Entertainment Business	7,103	6,319	784	12%
	$7,699	$7,041	$658	9%

Increase in direct operating expenses in the six months ended September 30, 2019 compared to the prior period was mainly due to an increase in royalty and freight expenses of approximately $0.7 million. Royalty-based deals performed better than the prior period which increased the royalty expense. Freight expense increased as we had an increase in liquidation sales compared to prior period.

Selling, General and Administrative Expenses

	Six Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,100	$998	$102	10%
Content & Entertainment Business	5,815	7,720	(1,905)	(25)%
Corporate	3,922	4,312	(390)	(9)%
	$10,837	$13,030	$(2,193)	(17)%

Selling, general and administrative expenses for the six months ended September 30, 2019 decreased primarily due to a $1.1 million decrease in personnel related expenses, as a result of our cost cutting initiatives, a decrease of approximately $0.6 million in marketing spend in our OTT business, a decrease of $0.2 million in legal costs, and a decrease of $0.2 million in travel related expenses.

Depreciation and Amortization Expense on Property and Equipment

	Six Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$3,137	$3,902	$(765)	(20)%
Content & Entertainment Business	162	169	(7)	(4)%
Corporate	84	94	(10)	(11)%
	$3,383	$4,165	$(782)	(19)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal years 2019 and 2018.

Interest expense, net

	Six Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,519	$2,626	$(1,107)	(42)%
Corporate	2,576	2,641	(65)	(2)%
	$4,095	$5,267	$(1,172)	(22)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily due to the payoff of our KBC facilities, P2 Vendor Note, and the reduction of the Prospect Term Loan.

Income Tax Expense

We recorded approximately $0.1 million of income tax expense for each of the six months ended September 30, 2019 and 2018, respectively, in our Cinema Equipment Business and Corporate segments for state and federal income taxes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment ) for the six months ended September 30, 2019 decreased by $4.1 million, or 68%, compared to the six months ended September 30, 2018. Adjusted EBITDA loss from our non-cinema equipment business was negative $3.2 million for the six months ended September 30, 2019 compared to negative $4.8 million for the six months ended September 30, 2018. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our cinema equipment business.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Six Months Ended September 30,
($ in thousands)	2019	2018
Net loss	(8,127)	(6,770)
Add Back:
Income tax expense	74	139
Depreciation and amortization of property and equipment	3,383	4,165
Amortization of intangible assets	1,589	2,790
Interest expense, net	4,095	5,267
Other expense, net	759	28
Stock-based compensation and expenses	189	403
Net loss attributable to noncontrolling interest	(1)	24
Adjusted EBITDA	$1,961	$6,046

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(3,137)	$(3,902)
Amortization of intangible assets	(23)	(23)
Stock-based compensation and expenses	7	—
Income from operations	(2,050)	(6,929)
Adjusted EBITDA from non-cinema equipment business	$(3,242)	$(4,808)

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on July 16, 2019, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new leasing standard.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included herein.

Liquidity and Capital Resources

We incurred consolidated net loss of $3.1 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively. We have an accumulated deficit of $404.1 million, and negative working capital of $53.2 million, as of September 30, 2019. In addition, we have significant debt-related contractual obligations as of September 30, 2019 and beyond.

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

The Second Lien Loans (as defined in Note 5 - Notes Payable) were to mature on June 30, 2019. On June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. The Company paid a consent fee in total of $56 thousand to the lenders in connection with the consent.

On July 30, 2019, Ronald L. Chez, one of the lenders, signed a waiver to defer the receipt of the portion of his outstanding amount and agreed to be paid no later than September 30, 2019. The company paid him a consent fee of $80 thousand for this waiver.

During the six months ended September 30, 2019, the Company paid $3.3 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into another consent agreement to extend the maturity date to November 30, 2019. There was no consent fee paid for this consent agreement. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of September 30, 2019 was $13.0 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the prior credit agreement. During the year ended March 31, 2019, the Company borrowed an additional $10.4 million under the Credit Facility. As of September 30, 2019, there was $14.7 million outstanding and there was no additional availability under the Credit Facility based on the Company's borrowing base.

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

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described above. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matures on October 9, 20219 with one remaining year extension at the Company's option. On October 9, 2019, the Company extended the note for one additional year and the new maturity date of the Convertible Note is October 9, 2020.

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

Cash Flows

	For the Three Months Ended September 30,
($ in thousands)	2019	2018
Net cash provided by operating activities	$3,799	$1,557
Net cash used in investing activities	—	(859)
Net cash used in financing activities	(8,006)	(2,959)
Net change in cash and cash equivalents	$(4,207)	$(2,261)

As of September 30, 2019, we had cash and restricted cash balances of $14.7 million.

Net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I and Phase II Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

Cash flows used in investing activities mainly consisted of purchases of property and equipment.

For the six months ended September 30, 2019, cash flows used in financing activities reflects payments of $6.5 million for the 2013 Prospect Loan, approximately $4.0 million for the Credit Facility, and $3.3 million for the Second Lien Loans offset by $5.8 million received in connection with the sale of 3,900,000 shares of our Common Stock.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 43 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	‑‑
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 25, 2019, by and among Cinedigm Corp., C&F Merger Sub, Inc., Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative), Future Today Inc and the Company Stockholders identified therein.

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

CINEDIGM CORP.

Date:	November 14, 2019	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 14, 2019	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)