Form 10-Q
period 2019-12-31
Cinedigm Corp.
filed 2020-02-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2019

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

As of February 12, 2020, 40,290,640 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,474	$17,872
Accounts receivable, net	40,902	35,510
Inventory, net	598	673
Unbilled revenue	1,682	2,336
Prepaid and other current assets	9,458	8,488
Total current assets	67,114	64,879
Restricted cash	1,000	1,000
Property and equipment, net	9,442	14,047
Right-of-use assets	1,765	—
Intangible assets, net	7,518	9,686
Goodwill	8,701	8,701
Other long-term assets	171	526
Total assets	$95,711	$98,839
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$80,985	$68,707
Current portion of notes payable, including unamortized debt discount of $690 and $1,436 respectively (see Note 5)	38,310	43,319
Operating lease liabilities	926	—
Current portion of deferred revenue	1,640	1,687
Total current liabilities	121,861	113,713
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and debt discounts of $955 and $1,495 respectively (see Note 5)	11,604	19,132
Operating lease liabilities, noncurrent	918	—
Deferred revenue, net of current portion	1,338	2,357
Other long-term liabilities	127	205
Total liabilities	135,848	135,407
Commitments and contingencies (see Note 7)
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at December 31, 2019 and March 31, 2019. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 60,000,000 shares authorized at December 31, 2019 and March 31, 2019; 41,105,917 and 36,992,433 shares issued and 39,792,081 and 35,678,597 shares outstanding at December 31, 2019 and March 31, 2019, respectively	40	36
Additional paid-in capital	375,489	368,531
Treasury stock, at cost; 1,313,836 Class A common shares at December 31, 2019 and March 31, 2019	(11,603)	(11,603)
Accumulated deficit	(406,378)	(395,814)
Accumulated other comprehensive income	35	10
Total stockholders’ deficit of Cinedigm Corp.	(38,858)	(35,281)
Deficit attributable to noncontrolling interest	(1,279)	(1,287)
Total deficit	(40,137)	(36,568)
Total liabilities and deficit	$95,711	$98,839

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues	$11,512	$14,643	$31,556	$41,465
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	5,726	5,246	13,425	12,287
Selling, general and administrative	2,997	6,425	13,834	19,455
(Recovery) provision for doubtful accounts	(5)	113	321	1,245
Depreciation and amortization of property and equipment	1,594	2,074	4,977	6,239
Amortization of intangible assets	589	1,397	2,178	4,187
Total operating expenses	10,901	15,255	34,735	43,413
Income (loss) from operations	611	(612)	(3,179)	(1,948)
Interest expense, net	(1,618)	(2,593)	(5,713)	(7,860)
Other expense, net	(1,019)	(12)	(1,187)	(40)
Loss from operations before income taxes	(2,026)	(3,217)	(10,079)	(9,848)
Income tax expense	(136)	(55)	(210)	(194)
Net loss	(2,162)	(3,272)	(10,289)	(10,042)
Net (income) loss attributable to noncontrolling interest	(7)	14	(8)	38
Net loss attributable to controlling interests	(2,169)	(3,258)	(10,297)	(10,004)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(2,258)	$(3,347)	$(10,564)	$(10,271)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.05)	$(0.09)	$(0.26)	$(0.27)
Weighted average number of Class A common stock outstanding: basic and diluted	42,418,641	38,033,756	40,745,114	37,793,845

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(2,162)	$(3,272)	$(10,289)	$(10,042)
Other comprehensive income: foreign exchange translation	(3)	25	25	41
Comprehensive loss	(2,165)	(3,247)	(10,264)	(10,001)
Less: comprehensive (income) loss attributable to noncontrolling interest	(7)	14	(8)	38
Comprehensive loss attributable to controlling interests	$(2,172)	$(3,233)	$(10,272)	$(9,963)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	3,559	35,723,987	36	1,313,836	(11,603)	368,631	(400,936)	16	(40,297)	(1,293)	(41,590)
Foreign exchange translation	—	—	—	—	—	—	—	—	22	22	—	22
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Issuance of Class A common stock	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Preferred stock dividends paid with common stock	—	—	65,749	—	—	—	89	(89)	—	—	—	—
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Net (loss) income	—	—	—	—	—	—	—	(3,095)	—	(3,095)	7	(3,088)
Balances as of September 30, 2019	7	3,559	39,689,736	40	1,313,836	(11,603)	375,222	(404,120)	38	(36,864)	(1,286)	(38,150)
Foreign exchange translation	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	102,345	—	—	—	89	(89)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	(2,169)	—	(2,169)	7	(2,162)
Balances as of December 31, 2019	7	$3,559	39,792,081	$40	1,313,836	$(11,603)	$375,489	$(406,378)	$35	$(38,858)	$(1,279)	$(40,137)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2018	7	$3,559	34,948,139	$35	1,313,836	$(11,603)	$366,223	$(379,225)	$(38)	$(21,049)	$(1,255)	$(22,304)
Foreign exchange translation	—	—	—	—	—	—	—	—	4	4	—	4
Stock-based compensation	—	—	—	—	—	—	86	—	—	86	—	86
Preferred stock dividends paid with common stock	—	—	64,194	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,267)	—	(3,267)	(16)	(3,283)
Balances as of June 30, 2018	7	3,559	35,012,333	35	1,313,836	(11,603)	366,398	(382,581)	(34)	(24,226)	(1,271)	(25,497)
Foreign exchange translation	—	—	—	—	—	—	—	—	12	12	—	12
Stock-based compensation	—	—	—	—	—	—	317	—	—	317	—	317
Preferred stock dividends paid with common stock	—	—	56,869	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,479)	—	(3,479)	(8)	(3,487)
Balances as of September 30, 2018	7	3,559	35,069,202	35	1,313,836	(11,603)	366,804	(386,149)	(22)	(27,376)	(1,279)	(28,655)
Issuance of shares for asset acquisition	—	—	137,667	—	—	—	106	—	—	106	—	106
Foreign exchange translation	—	—	—	—	—	—	—	—	25	25	—	25
Issuance of common stock for third party professional services	—	—	225,862	1	—	—	—	—	—	1	—	1
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	270	—	—	270	—	270
Stock-based compensation	—	—	—	—	—	—	361	—	—	361	—	361
Issuance of restricted stock to employees	—	—	10,000	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid with common stock	—	—	74,335	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,258)	—	(3,258)	(14)	(3,272)
Balances as of December 31, 2018	7	$3,559	35,517,066	$36	1,313,836	$(11,603)	$367,630	$(389,496)	$3	$(29,871)	$(1,293)	$(31,164)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,289)	$(10,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	7,155	10,426
Amortization of debt issuance costs included in interest expense	992	1,377
Provision for doubtful accounts	321	1,245
Recovery for inventory reserve	(460)	(49)
Stock-based compensation and expenses	367	764
Accretion and PIK interest expense added to note payable	1,189	1,316
Changes in operating assets and liabilities;
Accounts receivable	(5,713)	(2,010)
Inventory	535	209
Unbilled revenue	654	4,853
Prepaids and other current assets	(381)	1,169
Accounts payable and accrued expenses	12,014	(1,718)
Deferred revenue	(1,066)	(1,207)
Net cash provided by operating activities	5,318	6,333
Cash flows from investing activities:
Purchases of property and equipment	(367)	(1,068)
Purchases of intangible assets	(10)	(111)
Net cash used in investing activities	(377)	(1,179)
Cash flows from financing activities:
Payment of notes payable	(15,413)	(18,539)
Proceeds under revolving credit agreement	1,224	7,574
Proceeds from issuance of convertible note and notes payable	—	5,000
Net proceeds from issuance of common stock	5,850	—
Net cash used in financing activities	(8,339)	(5,965)
Net change in cash and cash equivalents	(3,398)	(811)
Cash, cash equivalents, and restricted cash at beginning of period	18,872	18,952
Cash, cash equivalents, and restricted cash at end of period	$15,474	$18,141

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $406.4 million and negative working capital of $54.7 million as of December 31, 2019. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of December 31, 2019 and beyond.

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

On July 30, 2019, one of the lenders, signed a waiver to defer the receipt of the portion of the outstanding principal amount on the Second Lien Loans agreed to be paid no later than September 30, 2019.

During the nine months ended December 31, 2019, the Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances. On October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these consent agreements. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or "Class A common stock"), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. The Company expects to enter into an agreement with Bison to extend the Bison Convertible Note or convert it to equity in March 2020. See Note 5 - Notes Payable.

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

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

On July 26, 2019, the previously announced Agreement and Plan of Merger, dated as of March 14, 2019, among the Company, C&F Merger Sub, Inc., a wholly-owned subsidiary of the Company, Future Today Inc, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, was amended (the “Merger Amendment”). Pursuant to the Merger Amendment, among other things, the parties (x) extended the End Date and exclusivity period to July 31, 2019, (y) provided for payment of a non-refundable deposit of $500,000 by the Company, and (z) provided the Company with the unilateral right to extend the End Date and exclusivity period to August 14, 2019 upon making an additional non-refundable deposit of $500,000. Any non-refundable deposit(s) made prior to closing will be credited against the purchase price at closing.  On July 31, 2019, the Company exercised its right to extend to August 14, 2019. Effective January 1, 2020, the Agreement and Plan of Merger was terminated. See Note 10 - Subsequent Events. Because of the termination of the Merger Agreement, $1.0 million deposit of purchase price was forfeited and written off during the three months ended December 31, 2019.

On October 9, 2019, the Company elected to extend the term of the Convertible Note with Ming Tai Investment LP to mature the Convertible Note on October 9, 2020. The Convertible Note is for $5.0 million and bears interest at 8%. See Note 5 - Notes Payable.

On January 13, 2020, Bison Entertainment Investment Limited, the Company’s majority stockholder, signed a written consent approving the acquisition by the Company of shares of Starrise Media Limited, a leading Chinese entertainment company, from two of Starrise’s stockholders. The Company mailed a definitive information statement to its stockholders in late January. The Company closed on the purchase of 162,162,162 Starrise shares and issued 21,646,604 shares of Common Stock as consideration therefor on February 14, 2020, and expects to close on the remainder of the Starrise shares as soon as practicable.

We believe the combination of: (i) our cash and cash equivalent balances at December 31, 2019, (ii) expected cash flows from operations, and (iii) the support or availability of funding from Bison and its related parties and other capital resources and financing will be sufficient to satisfy our contractual obligations, operational and liquidity and capital requirements to February 2021. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2019 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 except as noted below.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	December 31, 2019	March 31, 2019
Cash and Cash Equivalents	$14,474	$17,872
Restricted Cash	1,000	1,000
	$15,474	$18,872

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $0.3 million, respectively for the three months ended December 31, 2019 and 2018. Impairments and accelerated amortization related to advances were $0.7 million and $0.9 million, respectively for the nine months ended December 31, 2019 and 2018.

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

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of December 31, 2019 and March 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At December 31, 2019 and March 31, 2019, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $13.1 million, and capital lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and nine months ended December 31, 2019 and 2018, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three and nine months ended December 31, 2019 and 2018.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Goodwill at December 31, 2019 and March 31, 2019	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVDs and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and VOD services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. During the three and nine months ended December 31, 2019, there was $0.2 million and $1.2 million, respectively, of digital System sales revenue for the sale of 24 and 136 digital projection Systems, respectively.

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

The ending deferred revenue balance, including current and non-current balances, as of December 31, 2019 was $3.0 million. For the three months ended December 31, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and nine months ended December 31, 2019, $1.3 million and $3.4 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $3.0 million. We expect to recognize approximately $1.6 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue, Services, Digital System Sales, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three and nine months ended December 31, 2019:
(in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cinema Equipment Business:
Phase I Deployment	$1,402	$2,156	$4,797	$7,424
Phase II Deployment	444	1,754	1,326	8,191
Services	1,043	1,410	3,378	4,311
Digital System Sales	240	—	1,266	—
Total Cinema Equipment Business revenue	$3,129	$5,320	$10,767	$19,926

Content & Entertainment Business:
Base Distribution Business	$5,286	$6,565	$11,944	$14,298
OTT Streaming and Digital	3,097	2,758	8,845	7,241
Total Content & Entertainment Business revenue	$8,383	$9,323	$20,789	$21,539

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative	$178	$361	$367	$763
	$178	$361	$367	$763

During the three months and nine months ended December 31, 2019, the Company did not grant any stock appreciation rights ("SARs"). During the three months ended December 31, 2018, the Company granted 1,222,830 SARs to a Company executive. There were 2,277,830 SARs granted to our Chief Executive Officer and other executives during the nine months ended December 31, 2018 of which 815,220 SARs were forfeited due to the terminations of two executives during the year ended March 31, 2019.

The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $111 thousand and $332 thousand of stock-based compensation recorded for the three and nine months ended December 31, 2019, respectively relating to these SARs. There was $178 thousand and $282 thousand stock-based compensation recorded for the three and nine months ended December 31, 2018.

Total SARs outstanding are as follows:

Nine Months Ended December 31, 2019
SARs Outstanding March 31, 2019	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding December 31, 2019	1,462,610

On July 26, 2018, the Company granted 1,941,402 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total units represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches; one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs each reporting period. Based on their analysis as of December 31, 2019 using the Monte Carlo simulation technique, the estimated per unit fair value of the PSU's, was $0.00 based on the projections. The Company recorded a cumulative adjustment of $166 thousand of stock-based compensation in the nine months ended December 31, 2019.

The PSUs outstanding are as follows:

Nine Months Ended December 31, 2019
PSUs Outstanding March 31, 2019	1,390,584
Forfeited	(29,275)
Total PSUs Outstanding December 31, 2019	1,361,309

There was $2 thousand and $4 thousand of stock-based compensation recorded in the three and nine months ended December 31, 2019, respectively, related to employees' restricted stock awards.

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

We incurred net losses for the three and nine months ended December 31, 2019 and 2018, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 4,066,172 shares and 5,043,341 shares as of December 31, 2019 and 2018, respectively, and 9,999,999 shares from the convertible notes issued on October 9, 2018 and on July 12, 2019, were excluded from the computations of loss per share, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three and nine months ended December 31, 2019 and 2018, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

Not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2023. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

As of December 31, 2019 and March 31, 2019, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.5 million and $0.4 million as of December 31, 2019 and March 31, 2019 which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations include $0.3 million and $0.9 million of digital cinema servicing revenue from CDF2 Holdings for each of the three months and nine months ended December 31, 2019 and 2018, respectively.

Total Stockholders' Deficit of CDF2 Holdings at December 31, 2019 and March 31, 2019 was $30.1 million and $28.9 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2019 and March 31, 2019 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. For each of the three months ended December 31, 2019 and 2018, we recorded income tax expense of approximately $0.1 million. We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. For each of the nine months ended December 31, 2019 and 2018, we recorded income tax expense of approximately $0.2 million. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the nine months ended December 31, 2019 and 2018 was negative 2.0%.

5. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2019		March 31, 2019
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$12,559	$—	$20,627
Total non-recourse notes payable	—	12,559	—	20,627
Less: Unamortized debt issuance costs and debt discounts	—	(955)	—	(1,495)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$11,604	$—	$19,132

Bison Note Payable	$—	$—	$10,000	$—
Bison Convertible Note	10,000
Second Lien Loans	8,113	—	11,132	—
Credit Facility	15,887	—	18,623	—
Convertible Note	5,000	—	5,000	—
Total recourse notes payable	39,000	—	44,755	—
Less: Unamortized debt issuance costs and debt discounts	(690)	—	(1,436)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$38,310	$—	$43,319	$—
Total notes payable, net of unamortized debt issuance costs	$38,310	$11,604	$43,319	$19,132

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2019, and March 31, 2019, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	December 31, 2019	March 31, 2019
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(62,219)	(54,151)
Prospect Loan, net	12,559	20,627
Less current portion	—	—
Total long term portion	$12,559	$20,627

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

$10.0 Million Loan converted into Convertible Note

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is due on March 4, 2020, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company's option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company's Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company's Class A common stock, based on initial conversion price of $1.50 per share.

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

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance. The Company expects to enter into an agreement with Bison to extend the Bison Convertible Note or convert it to equity in March 2020.

Second Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of December 31, 2019 we have an outstanding balance of $8.1 million which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

On July 30, 2019, one of the lenders, signed a waiver to defer the receipt of the portion of the outstanding principal amount and the Second Lien Loans agreed to be paid no later than September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of December 31, 2019, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three and nine months ended December 31, 2019. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

During the nine months ended December 31, 2019, the Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these consent agreements. See Note 10 - Subsequent Events.

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

As of December 31, 2019 and March 31, 2019, there was $15.9 million and $18.6 million outstanding, respectively, and there was no additional availability, under the Credit Facility based on the Company's borrowing base as of December 31, 2019. On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

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

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the nine months ended December 31, 2019, we issued 4,113,484 shares of Class A common stock in connection with the sale of 3,900,000 shares of our Class A common stock and the issuance of Class A common stock for preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of December 31, 2019 and 2018. In January 2020, we paid the preferred stock dividends in arrears in the form of 124,622 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at each of December 31, 2019 and March 31, 2019.

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

As of December 31, 2019, there were 274,116 stock options outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.36 years. As of March 31, 2019, there were 300,315 shares outstanding in the Plan with weighted average exercise price of $14.87 and a weighted average contract life of 3.79 years.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Class A common stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270.

An analysis of all options outstanding under the 2000 Plan as of December 31, 2019 is as follows:

As of December 31, 2019
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	5.50	$7.40	$—
$13.70 - $24.40	261,616	3.37	14.71	—
$30.00 - $ 50.00	7,500	1.63	30.00	—
	274,116			$—

An analysis of all options exercisable under the 2000 Plan as of December 31, 2019 is presented below:

	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
As of December 31, 2019	2,251,725	3.36	$15.00	$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options are fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of December 31, 2019, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of December 31, 2019, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of December 31, 2019. All of the outstanding warrants are fully vested and exercisable.

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

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. The land easement practical expedient was not applicable to the Company. Also, the Company has elected to take the practical expedient to not separate lease and non-lease components for all asset classes. The Company made an accounting policy election to continue not to recognize leases with durations of twelve months or less on the consolidated balance sheet.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of  December 31, 2019

(In thousands)	Classification on the Balance Sheet	December 31, 2019
Assets

Noncurrent	Operating lease right-of-use asset	$1,765

Liabilities

Current	Operating leases - current portion	$926
Noncurrent	Operating leases - long -term portion	918
Total operating lease liabilities		$1,844

Weighted-average remaining lease term in years		1.89
Weighted-average discount rate (1)		5.10%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2019
Operating lease cost	$319	$775
Total lease cost	$319	$775

Other Information

The table below presents supplemental cash flow information related to leases:
	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$324	$767

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for the remaining years on the leases to the lease liabilities recorded on the balance sheet as of December 31, 2019.
(In thousands)	Operating Leases
2020 (remaining 3 months)	$262
2021	1,053
2022	617
2023	13
Thereafter	—
Total minimum lease payments	$1,945
Less: Interest	(101)
Present value of lease liabilities	$1,844

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended December 31,
(In thousands)	2019	2018
Cash interest paid	$3,934	$6,627
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	267	267
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	90	—
Amounts accrued in connection with addition of property and equipment	232	—

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
Cinema Equipment Business
Financing vehicles and administrators for 3,367 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 4,976 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$34	$—	$37,939	$11,604	$—	$927
Content & Entertainment Business	7,477	8,701	54,987	—	—	189
Corporate	7	—	2,785	—	38,310	728
Total	$7,518	$8,701	$95,711	$11,604	$38,310	$1,844

	As of March 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$69	$—	$42,958	$19,132	$—	$—
Content & Entertainment Business	9,607	8,701	51,531	—	—	—
Corporate	10	—	4,350	—	43,319	—
Total	$9,686	$8,701	$98,839	$19,132	$43,319	$—

	Statements of Operations
	Three Months Ended December 31, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,129	$8,383	$—	$11,512
Direct operating (exclusive of depreciation and amortization shown below)	312	5,414	—	5,726
Selling, general and administrative	536	2,294	167	2,997
Allocation of corporate overhead	200	1,249	(1,449)	—
Recovery for doubtful accounts	(5)	—	—	(5)
Depreciation and amortization of property and equipment	1,475	77	42	1,594
Amortization of intangible assets	11	576	2	589
Total operating expenses	2,529	9,610	(1,238)	10,901
Income (loss) from operations	$600	$(1,227)	$1,238	$611

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the three months ended December 31, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	152	178
Total stock-based compensation	$—	$26	$152	$178

	Statements of Operations
	Three Months Ended December 31, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$5,320	$9,323	$—	$14,643
Direct operating (exclusive of depreciation and amortization shown below)	505	4,741	—	5,246
Selling, general and administrative	448	3,499	2,478	6,425
Allocation of Corporate overhead	378	989	(1,367)	—
Provision (recovery) for doubtful accounts	141	(28)	—	113
Depreciation and amortization of property and equipment	1,942	87	45	2,074
Amortization of intangible assets	11	1,385	1	1,397
Total operating expenses	3,425	10,673	1,157	15,255
Income (loss) from operations	$1,895	$(1,350)	$(1,157)	$(612)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the three months ended December 31, 2018.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	3	96	262	361
Total stock-based compensation	$3	$96	$262	$361

	Statements of Operations
	Nine Months Ended December 31, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$10,767	$20,789	$—	$31,556
Direct operating (exclusive of depreciation and amortization shown below)	908	12,517	—	13,425
Selling, general and administrative	1,636	8,109	4,090	13,834
Allocation of corporate overhead	605	3,785	(4,390)	—
Provision (recovery) for doubtful accounts	322	(1)	—	321
Depreciation and amortization of property and equipment	4,612	239	126	4,977
Amortization of intangible assets	34	2,140	4	2,178
Total operating expenses	8,117	26,789	(170)	34,735
Income (loss) from operations	$2,650	$(6,000)	$170	$(3,179)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the nine months ended December 31, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	(6)	29	344	367
Total stock-based compensation	$(6)	$29	$344	$367

	Statements of Operations
	Nine Months Ended December 31, 2018
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$19,926	$21,539	$—	$41,465
Direct operating (exclusive of depreciation and amortization shown below)	1,227	11,060	—	12,287
Selling, general and administrative	1,446	11,219	6,790	19,455
Allocation of Corporate overhead	1,167	3,042	(4,209)	—
Provision (recovery) for doubtful accounts	1,384	(139)	—	1,245
Depreciation and amortization of property and equipment	5,844	256	139	6,239
Amortization of intangible assets	34	4,149	4	4,187
Total operating expenses	11,102	29,587	2,724	43,413
Income (loss) from operations	$8,824	$(8,048)	$(2,724)	$(1,948)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.8 million for the nine months ended December 31, 2018.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	8	161	594	763
Total stock-based compensation	$8	$161	$594	$763

10. SUBSEQUENT EVENTS

Effective January 1, 2020, the Company entered into a Second Amendment to the AVOD License Agreement (the “Second Amendment”) with Future Today, Alok Ranjan and Vikrant Mathur. Pursuant to the Second Amendment, (i) the Company and Future Today will expand their licensing relationship by adding new content to the existing agreement pursuant to which Future Today currently licenses content from Cinedigm Entertainment Corp., and (ii) the Agreement and Plan of Merger dated as of March 14, 2019 among the Company, C&F Merger Sub, Inc. (“C&F”), Future Today, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, as amended by Amendment No. 1 (the “Merger Agreement”) was terminated. Pursuant to the Merger Agreement, the Company had agreed to acquire Future Today through a merger with C&F. Because of the termination of the Merger Agreement, $1.0 million deposit of purchase price was forfeited and written off during the three months ended December 31, 2019.

On January 8, 2020, the Company entered into a consent agreement with lenders of the Second Lien Loans to extend the maturity date to February 17, 2020.

On January 13, 2020, Bison Entertainment Investment Limited, the Company’s majority stockholder, signed a written consent approving the issuance of 54,850,103 shares of Common Stock in exchange for the acquisition by the Company of 410,901,000 shares of Starrise Media Limited, a leading Chinese entertainment company, from two of Starrise’s stockholders pursuant to a Stock Purchase Agreement dated December 27, 2019 (the "Starrise Agreement"). The Company mailed a definitive information statement to its stockholders in late January. On February 14, 2020, the parties to the Starrise Agreement amended it to provide for multiple closings. The Company closed on the purchase of 162,162,162 Starrise shares and issued 21,646,604 shares of Common Stock as consideration therefor on February 14, 2020, and expects to close on the remainder of the Starrise shares as soon as practicable.

On February 14, 2020, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Class A common stock authorized for issuance was increased to 150,000,000 shares.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of December 31, 2019, all of our 3,384 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment cinema business segment operates independently from our Content & Entertainment business. As of December 31, 2019, we had approximately $12.6 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $39.0 million of outstanding debt principal, as of December 31, 2019, that is attributable to our Content & Entertainment and Corporate segments.

On July 26, 2019, the previously announced Agreement and Plan of Merger, dated as of March 14, 2019, among the Company, C&F Merger Sub, Inc., a wholly-owned subsidiary of the Company, Future Today Inc, Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein, was amended. Pursuant to the Merger Amendment, among other things, the parties (x) extended the End Date and exclusivity period to July 31, 2019, (y) provided for payment of a non-refundable deposit of $500,000 by the Company, and (z) provided the Company with the unilateral right to extend the End Date and exclusivity period to August 14, 2019 upon making an additional non-refundable deposit of $500,000. Any non-refundable deposit(s) made prior to closing will be credited against the purchase price at closing.  On July 31, 2019, the Company exercised its right to extend to August 14, 2019. On January 14, 2020, the Company terminated the Merger Agreement with Future Today. See Note 10 - Subsequent Events. Because of the termination of the Merger Agreement, $1.0 million deposit of purchase price was forfeited and written off during the three months ended December 31, 2019.

On January 13, 2020, Bison Entertainment Investment Limited, the Company’s majority stockholder, signed a written consent approving the issuance of 54,850,103 shares of Common Stock in exchange for the acquisition by the Company of 410,901,000 shares of Starrise Media Limited, a leading Chinese entertainment company, from two of Starrise’s stockholders pursuant to a Stock Purchase Agreement dated December 27, 2019 (the "Starrise Agreement"). The Company mailed a definitive information statement to its stockholders in late January. On February 14, 2020, the parties to the Starrise Agreement amended it to provide for multiple closings.The Company closed on the purchase of 162,162,162 Starrise shares and issued 21,646,604 shares of Common Stock as consideration therefor on February 14, 2020, and expects to close on the remainder of the Starrise shares as soon as practicable.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Revenues

	Three Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$3,129	$5,320	$(2,191)	(41)%
Content & Entertainment Business	8,383	9,323	(940)	(10)%
	$11,512	$14,643	$(3,131)	(21)%

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

Revenues in the Content & Entertainment Business segment decreased mainly due to lower sales volume of owned and licensed products offset by higher distributed fees.

Direct Operating Expenses

	Three Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$312	$505	$(193)	(38)%
Content & Entertainment Business	5,414	4,741	673	14%
	$5,726	$5,246	$480	9%

Increase in direct operating expenses in the three months ended December 31, 2019 for the Content & Entertainment Business compared to the prior period was primarily due to an increase in our royalty and freight expenses. Royalty-based deals performed better than in the prior period which increased the royalty expense. Freight expense increased as we had an increase in liquidation sales compared to prior period. In addition, real estate taxes for the equipment in the Cinema Equipment Business went down, approximately $0.2 million, as a result of lower depreciated assets which resulted in lower direct operating costs.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$536	$448	$88	20%
Content & Entertainment Business	2,294	3,499	(1,205)	(34)%
Corporate	167	2,478	(2,311)	(93)%
	$2,997	$6,425	$(3,428)	(53)%

Selling, general and administrative expenses for the three months ended December 31, 2019 decreased primarily due to a $0.8 million decrease in personnel related expenses, as a result of our cost cutting initiatives, a decrease of $1.1 million due to reversal of the bonus accrual, a decrease of $0.8 million in legal and consulting services as a result of cost cutting initiatives, and a decrease of $0.2 million each of stock based compensation and travel related expenses.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,475	$1,942	$(467)	(24)%
Content & Entertainment Business	77	87	(10)	(11)%
Corporate	42	45	(3)	(7)%
	$1,594	$2,074	$(480)	(23)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal years 2019 and 2018.

Interest expense, net

	Three Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$640	$1,160	$(520)	(45)%
Corporate	978	1,433	(455)	(32)%
	$1,618	$2,593	$(975)	(38)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily due to the payoff of our KBC facilities, P2 Vendor Note, and the reduction of the Prospect Term

Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans.

Income Tax Expense

We recorded income tax expense of approximately $0.1 million for each of the three months ended December 31, 2019 and 2018 in our Cinema Equipment Business and Corporate segments for state income taxes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended December 31, 2019 decreased by $0.9 million, or 24%, compared to the three months ended December 31, 2018. Adjusted EBITDA loss from our non-cinema equipment business was $0.6 million for the three months ended December 31, 2019 compared to negative $0.3 million for the three months ended December 31, 2018. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in our cinema equipment business, offset by decrease in selling, general and administrative expense.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended December 31,
($ in thousands)	2019	2018
Net loss	$(2,162)	$(3,272)
Add Back:
Income tax expense	136	55
Depreciation and amortization of property and equipment	1,594	2,074
Amortization of intangible assets	589	1,397
Interest expense, net	1,618	2,593
Other expense, net	777	366
Stock-based compensation and expenses	178	361
Net loss attributable to noncontrolling interest	(7)	14
Adjusted EBITDA	$2,723	$3,588

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,475)	$(1,942)
Amortization of intangible assets	(11)	(11)
Stock-based compensation and expenses	—	(3)
Income from operations	(600)	(1,895)
Adjusted EBITDA from non-cinema equipment business	$637	$(263)

Results of Operations for the Nine Months Ended December 31, 2019 and 2018

Revenues

	Nine Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$10,767	$19,926	$(9,159)	(46)%
Content & Entertainment Business	20,789	21,539	(750)	(3)%
	$31,556	$41,465	$(9,909)	(24)%

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

Revenues in the Content & Entertainment Business segment decreased mainly due to lower sales volume of owned and licensed products offset by higher distributed fees.

Direct Operating Expenses

	Nine Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$908	$1,227	$(319)	(26)%
Content & Entertainment Business	12,517	11,060	1,457	13%
	$13,425	$12,287	$1,138	9%

Increase in direct operating expenses in the nine months ended December 31, 2019 compared to the prior period was mainly due to an increase in royalty and freight expenses of approximately 1.1 million. Royalty-based deals performed better than the prior period which increased the royalty expense. Freight expense increased as we had an increase in liquidation sales compared to prior period. In addition, real estate taxes for the equipment in the Cinema Equipment Business went down, approximately $0.3 million, as a result of lower depreciated assets which resulted in lower direct operating costs.

Selling, General and Administrative Expenses

	Nine Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$1,636	$1,446	$190	13%
Content & Entertainment Business	8,108	11,219	(3,111)	(28)%
Corporate	4,090	6,790	(2,700)	(40)%
	$13,834	$19,455	$(5,621)	(29)%

Selling, general and administrative expenses for the nine months ended December 31, 2019 decreased primarily due to a $2.0 million decrease in personnel related expenses, as a result of our cost cutting initiatives, a decrease of $1.0 million due to a reversal of bonus accrual, a decrease of $0.7 million in legal and consulting services as a result of our cost cutting initiatives, a decrease of approximately $0.8 million in marketing spend in our OTT business, a decrease of $0.2 million in travel related expenses, and a decrease of $0.4 million in stock-based compensation.

Depreciation and Amortization Expense on Property and Equipment

	Nine Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$4,612	$5,844	$(1,232)	(21)%
Content & Entertainment Business	239	256	(17)	(7)%
Corporate	126	139	(13)	(9)%
	$4,977	$6,239	$(1,262)	(20)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal years 2019 and 2018.

Interest expense, net

	Nine Months Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Cinema Equipment Business	$2,159	$3,786	$(1,627)	(43)%
Corporate	3,554	4,074	(520)	(13)%
	$5,713	$7,860	$(2,147)	(27)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily due to the payoff of our KBC facilities, P2 Vendor Note, and the reduction of the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans.

Income Tax Expense

We recorded less than $0.2 million of income tax expense for the nine months ended December 31, 2019 and 2018 in our Cinema Equipment Business and Corporate segments for state income taxes.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the nine months ended December 31, 2019 decreased by $4.9 million, or 51%, compared to the nine months ended December 31, 2018. Adjusted EBITDA loss from our non-cinema equipment business was negative $2.6 million for the nine months ended December 31, 2019 compared to negative $5.1 million for the nine months ended December 31, 2018. The increase in Adjusted EBITDA compared to the prior period primarily reflects lower Selling, General and Administrative Expenses.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Nine Months Ended December 31,
($ in thousands)	2019	2018
Net loss	(10,289)	(10,042)
Add Back:
Income tax expense	210	194
Depreciation and amortization of property and equipment	4,977	6,239
Amortization of intangible assets	2,178	4,187
Interest expense, net	5,713	7,860
Other expense, net	1,536	394
Stock-based compensation and expenses	367	763
Net loss attributable to noncontrolling interest	(8)	38
Adjusted EBITDA	$4,684	$9,633

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(4,612)	$(5,844)
Amortization of intangible assets	(34)	(34)
Stock-based compensation and expenses	7	(8)
Income from operations	(2,650)	(8,824)
Adjusted EBITDA from non-cinema equipment business	$(2,605)	$(5,077)

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

Liquidity and Capital Resources

We incurred consolidated net loss of $10.3 million and $10.0 million for the nine months ended December 31, 2019 and 2018, respectively. We have an accumulated deficit of $406.4 million, and negative working capital of $54.7 million, as of December 31, 2019. In addition, we have significant debt-related contractual obligations as of December 31, 2019 and beyond.

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

During the nine months ended December 31, 2019, the Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these consent agreements.

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of December 31, 2019 was $11.6 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations. Cash flows from our Cinema Equipment Business segment are primarily used for repayment of debt in that segment, and are not readily available to the Company otherwise.

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

On March 30, 2018, the Company borrowed $8.2 million under the Credit Facility. The proceeds from the Credit Facility were used to pay the $7.8 million outstanding principal and accrued interest under the prior credit agreement. During the year ended March 31, 2019, the Company borrowed an additional $10.4 million under the Credit Facility. As of December 31, 2019, there was $14.7 million outstanding and there was no additional availability under the Credit Facility based on the Company's borrowing base.

On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement.

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

On December 18, 2019, we received a Notice from the Listing Qualifications staff of Nasdaq (the “Staff”) indicating that, the Company no longer meets the requirement to maintain a minimum market value of publicly held shares ("MVPHS") of $15.0 million, as set forth in Nasdaq Listing Rule 5450(b)(3)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until June 15, 2020, in which to regain compliance. In order to regain compliance with the MVPHS, requirement, our MVPHS must be at least $15.0 million for a minimum of ten consecutive business days during this 180-day period. If we do not regain compliance with the bid price requirement by June 15, 2020, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance by June 15, 2020, or the termination of any subsequent compliance period, if applicable, the Staff will provide written notification that its common stock may be delisted. At such time, we would be afforded the opportunity for a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). A request for a hearing would stay any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any extension period granted by the Panel. In that regard, the Panel would have the authority to grant us up to an additional 180-day period in which to regain compliance.

We intend to monitor the MVPHS for our common stock between now and June 15, 2020 and will consider the various available options if its common stock does not trade at a level that is likely to regain compliance.

On January 13, 2020, Bison Entertainment Investment Limited, the Company’s majority stockholder, signed a written consent approving the issuance of shares of Common Stock in exchange for the acquisition by the Company of shares of Starrise Media Limited, a leading Chinese entertainment company, from two of Starrise’s stockholders. The Company mailed a definitive information statement to its stockholders in late January. The Company closed on the purchase of 162,162,162 Starrise shares and issued 21,646,604 shares of Common Stock as consideration therefor on February 14, 2020, and expects to close on the remainder of the Starrise shares as soon as practicable.

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations include certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Cash Flows

	For the Nine Months Ended December 31,
($ in thousands)	2019	2018
Net cash provided by operating activities	$5,318	$6,333
Net cash used in investing activities	(377)	(1,179)
Net cash used in financing activities	(8,339)	(5,965)
Net change in cash and cash equivalents	$(3,398)	$(811)

As of December 31, 2019, we had cash and restricted cash balances of $15.5 million.

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

For the nine months ended December 31, 2019, cash flows used in financing activities reflects payments of $8.1 million for the 2013 Prospect Loan, net payments of approximately $2.7 million for the Credit Facility, and $3.3 million for the Second Lien Loans offset by $5.8 million received in connection with the sale of 3,900,000 shares of our Common Stock.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The 21,646,604 shares of Common Stock issued as consideration for the acquisition of Starrise ordinary shares on February 14, 2020 were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 46 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	‑‑	Fifth Amended and Restated Certificate of Incorporation, as amended.
10.1	‑‑	Stock Purchase Agreement, dated as of December 27, 2019, by and among Cinedigm Corp. BeiTai Investment LP and Aim Right Ventures Limited.
10.2	‑‑	Amendment No. 1, dated February 14, 2020, to Stock Purchase Agreement among Cinedigm Corp., BeiTai Investment LP and Aim Right Ventures Limited.
31.1	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	‑‑	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	‑‑	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‑‑	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	‑‑	XBRL Instance Document.
101.SCH	‑‑	XBRL Taxonomy Extension Schema.
101.CAL	‑‑	XBRL Taxonomy Extension Calculation.
101.DEF	‑‑	XBRL Taxonomy Extension Definition.
101.LAB	‑‑	XBRL Taxonomy Extension Label.
101.PRE	‑‑	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	February 14, 2020	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 14, 2020	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)