Form 10-K
period 2020-03-31
Cinedigm Corp.
filed 2020-07-06
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

237 West 35th Street, Suite 605, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 206-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CIDM	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act:		NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $0.89 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2019, was $12,655,319. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of July 1, 2020, 103,292,470 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CINEDIGM CORP.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

•	successful execution of our business strategy, particularly for new endeavors;

•	the performance of our targeted markets;

•	competitive product and pricing pressures;

•	changes in business relationships with our major customers;

•	successful integration of acquired businesses;

•	the content we distribute through our in-theatre, on-line and mobile services may expose us to liability;

•	general economic and market conditions;

•	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business;

•	disruptions to our business due to the COVID-19 pandemic, including workforce inability to perform in the ordinary course due to illness or access restrictions; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning over 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Shout! Factory, NFL, NHL and Scholastic as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including Apple, Amazon Prime, Netflix, Hulu, Xbox, PlayStation, Vudu and cable/satellite video-on-demand ("VOD") and (ii) packaged distribution of DVD and Blu-ray discs to wholesalers and retailers with sales coverage to over 60,000 brick and mortar storefronts, including Walmart, Target, Best Buy and Amazon. In addition, we operate a growing portfolio of owned and operated over-the-top ("OTT") streaming entertainment channels. Finally, Cinedigm also operates Matchpoint, a software-as-a-service platform to automate the distribution of streaming content and OTT channels.

As previously announced, on December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm, and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), and related party, to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued to BeiTai 21,646,604 shares of its Class A common stock in consideration. On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement.
 On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefor (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and this transaction was also was recorded as an equity investment in Starrise. Mingtai is indirectly managed by a subsidiary BFGL, which is controlled by Peixin Xu, one of our directors. BFGL's subsidiary acts as a manager of Bison Global. Shangtai and Hutai are indirectly managed by a subsidiary of BFGL. Peixin Xu controls the manager of the general partner of Antai.
As of June 29, 2020, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $35.1 million.
On April 17, 2020, the Company received notice from Nasdaq that it has suspended, effective April 16, 2020 and until June 30,
2020, relevant grace periods to regain compliance with the Bid Price Rule and the MVPHS Rule due to the global market impact caused by COVID-19. Specifically, (x) no delisting will occur until July 1, 2020, and any extension to reach compliance with the Bid Price Rule, if granted by the Panel, will be further extended by the duration of the suspension, and (y) the
Company now has until August 29, 2020 to regain compliance with the MVPHS Rule.

On May 7, 2020, the Company was notified by The Nasdaq Stock Market LLC that the previously disclosed market value of publicly held securities deficiency relating to the Company’s Class A Common Stock has been cured, that the Company is in compliance with Nasdaq listing criteria, and, as a result, this Nasdaq listing matter has been closed.

On June 17, 2020, the Company was notified by Nasdaq that the bid price deficiency of the Company's Class A Common Stock has been cured and that Company is in compliance Nasdaq Listing Rule 545(a)(1), and that Nasdaq considers the matter closed.

Risk and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As part of our Cinema Equipment business, we earn revenues that are generated when movies are exhibited by theatres. Many movie theatres in the United States temporarily closed during the spring of 2020 due to COVID-19 restrictions due to mandatory theatre shut down. To the extent movies are not shown in movie theatres due to the closures, we have not received, and will not receive, related revenue. The studios that produce movies may elect to delay the release of movies until theatres re-open, or to bypass exhibiting movies in theatres at all and distribute the movies through other means, such as on streaming platforms, in which case we would not earn revenues at all from such movies.

These events have negatively affected, and are expected to continue to negatively affect, our business and results of operations.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related closures and market conditions will persist, or the extent of the impact they will have on our business or results of operations and financial condition.

The COVID-19 pandemic has created short term uncertainty related to the movie exhibition industry which impacts the Digital Cinema business. As a result of COVID-19, studios have temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdown. The temporary theatre closures resulting from the COVID-19 pandemic will result in reduced revenues that service the Prospect Loan. We do not yet know the full impact of such reduced revenues or whether our ability to service the Prospect Loan will be materially affected.

CONTENT & ENTERTAINMENT

Content Distribution and our OTT Entertainment Channels and Applications

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in North America as well as an innovator and leader in the quickly evolving OTT streaming channel business. We are unique among most independent distributors because of our direct relationships with thousands of physical retail locations and digital platforms, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Shout! Factory and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our OTT digital network business. Our first channel, Docurama, launched in 2014 as an advertising supported video on demand service ("AVOD") across most Internet connected devices and now contains hundreds of documentary films to stream. In 2015, we added a subscription tier for the Docurama service with its launch on Amazon Prime. In March 2015, we launched CONtv in partnership with Wizard World, Inc., a fandom and pop culture entertainment channel and "Freemium" service with both AVOD and SVOD components. Our Freemium business model provides users with free content and the ability to upgrade to a selection of premium services by paying subscription fees. CONtv is one of the largest Freemium OTT channels available in terms of hours of content, with over 2,500 hours of film and television episodes, including original programs and live coverage of Comic-Con and pop culture events from around the country. In the fall of 2015, we introduced our third OTT channel, The Dove Channel, which is a family entertainment service providing high-quality film and television programs approved by the Dove Foundation. In 2018, we launched two channels: COMBAT GO, a 24/7, mixed martial arts, worldwide combat channel, and Hallypop, an Asian music and culture channel. Both of these channels premiered as linear FAST or “Free ad-supported TV” channels, which are broadly available on virtual and traditional cable systems like Comcast Xfinity and Dish Network’s Sling TV, on OEM smart TVs such as Samsung, Vizio and LG, and via popular apps featuring streaming channels such as Xumo, PlutoTV and The Roku Channel. Beginning in 2019, the Company has rolled out all of Cinedigm’s proprietary networks as FAST linear channels, and anticipates having 15 live networks by the end of the third quarter of 2020. The Company plans on expanding the portfolio of owned and operated networks to at least 30 within the next 18 months.

We distribute our OTT content in two distinct ways: direct to consumer, through major application platforms such as the web, iOS, Android, Roku, AppleTV, Amazon Fire, Vizio, and Samsung; and through third party distributors of content on emerging platforms such as Amazon Prime, Twitch, Xumo and Sling/ Dish, and a wide variety of Smart TV manufacturers globally. Through our rapidly expanding base of distribution arrangements, Cinedigm has an estimated addressable device footprint of more than 330 million devices in North America and more than 370 million internationally. Our focus in the near term will be to expand our market position in the FAST and AVOD segments of the streaming industry, taking advantage of the shift of more than $70 billion dollars in television advertising revenue to the OTT market. We believe our scale channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us a strategic advantage to gain considerable market share in the immediate future.

Broadly speaking, CEG has focused its activities in the areas of: (1) ancillary market aggregation and distribution of entertainment content, and (2) branded and curated over-the-top OTT digital network business providing entertainment channels and applications. With these complementary entertainment distribution capabilities, we believe that we are capitalizing on the key drivers of value that we believe are critical to success in content distribution going forward. Our CEG segment holds direct relationships with physical retail locations and digital platforms, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms.

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

Rapid changes in the entertainment landscape require that we continually refine our strategy to adapt to new technologies and consumer behaviors. For example, we have added acquisitions of home entertainment content to focus on long-term partnerships with producers of high quality, cast-driven, genre content, to our traditional catalog-based titles business. In recent years, we acquired all North American distribution rights to a variety of new and original films to fill an under served audience. In addition, we have accelerated our efforts to be a leader in the OTT digital network business, where we can leverage our existing technology infrastructure and content library, in partnership with well-known brands, to distribute our content direct-to-consumers.

We believe that we are well positioned to succeed in the OTT channel business for the following key reasons:

•
More than 12 years of experience as a primary distributor of content to scale 3rd party OTT platforms such as Netflix, Hulu, Amazon Prime, Apple iTunes and more, and nearly six years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences,

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

We expect to expand our business in China. In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipate that Bison's presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with Starrise Media Holdings Limited, a leading Chinese entertainment company whose ordinary shares are listed on the Hong Kong Stock Exchange (“Starrise”), to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions.

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.
Customers

For the fiscal year ended March 31, 2020, two customers, Amazon and Walmart each represented 10% or more of CEG's revenues and approximately 10% of our consolidated revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment segment are as follows:

•	Entertainment One (eOne) Ltd.

•	IFC Entertainment

•	Lionsgate Entertainment

•	Magnolia Pictures

•	RLJ Entertainment, Inc.

•	AMC Networks

CINEMA EQUIPMENT BUSINESS

As discussed above, we have retrospectively recast the operating segments for the prior period. The Phase I Deployment and Phase II Deployment operations consist of the following:

Operations of:	Products and services provided:

Cinema Equipment Business
Financing vehicles and administrators for 3,344 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,761 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the
For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, collection, verification and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses VPFs from motion picture studios, and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

PHASE I DEPLOYMENT AND PHASE II DEPLOYMENT

In June 2005, we formed our Phase I Deployment segment in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2020, Phase I Deployment had 3,344 Systems installed.

In October 2007, we formed our Phase II Deployment segment for the administration of up to 10,000 additional Systems. As of March 31, 2020, Phase II Deployment had 3,761 of such Systems installed.

Our Phase I Deployment and Phase II Deployment segments own and license Systems to theatrical exhibitors and collect virtual print fees ("VPFs") from motion picture studios and distributors, as well as alternative content fees ("ACFs") from alternative content providers and theatrical exhibitors, when content is shown on exhibitors' screens. We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry's transition from analog (film) to digital cinema. As part of the Phase I Deployment of our Systems, we have agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing us to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment of Systems. Phase 1 DC has agreements with 23 theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Content & Entertainment, which is described below.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2020, all of our 3,344 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 152 digital projection Systems for an aggregate sales price of approximately $1.6 million during the year ended March 31, 2020.

Our Phase II Deployment segment has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC ("CDF2 Holdings") earn VPFs. As of March 31, 2020, our Phase II Deployment segment has master license agreements with 106 exhibitors covering 3,761 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2020, we had 3,761 Phase 2 DC Systems installed, including 2,346 screens under the exhibitor-buyer structure (“Exhibitor-Buyer”), 1,415 screens covering 23 exhibitors through CDF2.

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

SERVICES

Our Services segment provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services segment provides such services to the 3,344 screens in the Phase I Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services segment also provides services to the 3,761 Phase II Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase II service fees are subject to an annual limitation under the terms of our agreements with motion picture studios and are determined based upon the respective Exhibitor-Buyer Structure, or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase II Systems. As a result, the annual service fee limitation is variable until these fees are paid.

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

Our Services segment also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and is currently servicing 107 screens as of March 31, 2020.

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

EMPLOYEES

As of March 31, 2020, we had 72 employees, with 2 part-time and 70 full-time, of which 18 are in sales and marketing, 23 are in operations, and 29 are in executive, finance, technology and administration functions.

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

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no acquisitions identified by us as probable at this time, we may make acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or obtain additional financing to consummate them.

Our previous acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

Our previous acquisitions of businesses and their respective assets also involved the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. In addition, we assumed certain liabilities in connection with these acquisitions and we cannot assure you that we will be able to satisfy adequately such assumed liabilities. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can.

We have recorded goodwill impairment charges in the past and may be required to record additional charges to future earnings if our goodwill becomes further impaired or our intangible assets become impaired.

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
We now have, and will continue to have, significant debt obligations. We have a credit facility with East West Bank (the "Credit Facility"), of which the principal amount outstanding was $14.4 million as of March 31, 2020. We have a second lien loan facility (the “Second Secured Lien Notes”), of which the principal amount outstanding was approximately $ $8.2 million principal amount of Second Secured Lien Notes was outstanding as of March 31, 2020. We also have outstanding two convertible notes, one issued in July 2019 having a principal amount of $10.0 million (the “2019 Convertible Note”) and one issued in October 2018 having a principal amount of $5.0 million (the “2018 Convertible Note”). We also received a Paycheck Protection Program loan in May 2020 having a principal amount of $2.1 million, which amount is intended to be eligible for forgiveness, subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

As of March 31, 2020, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $37.7 million, which does not include the loan from Prospect Capital (the “Prospect Loan”). In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness $12.2 million as of March 31, 2020 pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.

The obligations and restrictions under the Credit Facility, the Prospect Loan, and our other debt obligations could have important consequences for us, including:

•	limiting our ability to obtain necessary financing in the future; and

•	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations,

•	thereby reducing the availability of our cash flow to fund working capital, capital expenditures

•	and other corporate requirements or expansion of our business.

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our Digital Equipment segment. The CHG Lease is non-recourse to Cinedigm and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2020 was $31.8 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2020 and 2019.

The obligations and restrictions under the CHG Lease could have important consequences for CDF2 and CDF2 Holdings, including:

•	Limiting our ability to obtain necessary financing in the future;

•	restricting us from incurring liens on the digital cinema projection systems financed and from

•	subleasing, assigning or modifying the digital cinema projection systems financed; and

•	requiring them to dedicate a substantial portion of their cash flow to payments on their debt obligations, thereby reducing the availability of their cash flow for other uses.

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
We have incurred losses since our inception in March 2000 and have financed our operations principally through equity investments and borrowings. As of March 31, 2020, we had negative working capital, defined as current assets less current liabilities, of $(67.0) million, and cash, cash equivalents and restricted cash totaling $15.3 million; we have total deficit of $(19.3) million; however, during the fiscal year ended March 31, 2020, we generated $7.8 million of net cash flows from operating activities.

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

As of June 29, 2020, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock, par value $0.001 per have (the “Common Stock” or
"Class A common stock"), beneficially own, directly or indirectly, in the aggregate, approximately 77.2% of our outstanding Class A common stock. Certain of these stockholders are under the common control of one of our directors. These stockholders, as a group, may have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.

We face risks associated with expanding our business in China.

We expect to expand our business in China. In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipate that Bison's presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with Starrise Media Holdings Limited, a leading Chinese entertainment company whose ordinary shares are listed on the Hong Kong Stock Exchange (“Starrise”), to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions, and in February and April 2020, we acquired approximately 26% of the outstanding ordinary shares of Starrise. Accordingly, we are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

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

We are subject to risks from our equity investment in a foreign company.
We own approximately 26% of the outstanding ordinary shares of Starrise, a company that operates in China and whose ordinary shares trade on the Hong Kong Stock Exchange. We have partnered with Starrise in the past, and continue to do so, with respect to the release of U.S.-sourced content in China and China-sourced content in the U.S. We may experience consequences from economic and regulatory events and requirements outside of the United States that affect the value of these shares and their value to us, including changes in regulatory requirements that affect Starrise, fluctuations in international currency exchange rates, volatility in international political and economic environments, public disclosure requirements, and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts. No assurance can be made that, if we were to sell these shares on the Hong Kong Stock Exchange in Hong Kong currency, we would receive the full value in U.S. dollars upon repatriating the proceeds, based on fluctuating currency exchange rates.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect the value of our investment in the Starrise shares.

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

Our Studio Agreements account for a significant portion of our service revenue within Phase 2. Our service fee revenue associated with these studios generated 8% of our consolidated revenues for the fiscal year ended March 31, 2020.

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

In addition, the motion picture industry has been significantly affected by the COVID-19 pandemic in light of mandatory theatre shutdown, changes to the planned production, distribution and release schedules. The industry may continue to be negatively impacted by delays in the production and release schedules of new motion pictures and TV shows, which may negatively affect our business, financial condition, operating results, liquidity and prospects.

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

We may experience unanticipated effects of the COVID-19 pandemic.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of COVID-19. The impact that the recent COVID-19 pandemic will have on our business is uncertain. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As a result of COVID-19, studios have temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdown. Because our digital cinema business earns a Virtual Print Fee when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic will result in reduced revenues that service the Prospect Loan. We do not yet know the full impact of such reduced revenues or whether our ability to service the Prospect Loan will be materially affected. We expect the studios to reschedule, once the theatres reopen, the release of those movies originally scheduled during the temporary movie theatre closure. Management believes the cash flows from the Digital Cinema business, including the revenue from the sale of digital cinema projection systems, will be sufficient to pay the Prospect Loan. The Borrower on the Prospect Loan is Cinedigm DC Holdings, LLC and the Prospect Loan is only guaranteed by the digital cinema subsidiaries. Prospect has a security interest in certain digital cinema projection equipment and has no recourse to Cinedigm Corp., Cinedigm Entertainment Corp., Cinedigm Home Entertainment, LLC, OTT Holdings, LLC or any other non-digital cinema legal entity; provided, however, Cinedigm Corp. has provided a limited recourse guaranty pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof. In addition, we are thinly-staffed and may be affected by illness or difficulty in performance due to geographic or other restrictions experienced by our management and personnel.

These events have negatively affected, and are expected to continue to negatively affect, our business and results of operations. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related closures and market conditions will persist, or the extent of the impact they will have on our business or results of operations and financial condition.

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

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely effect the flexibility of purchases of Common Stock in this offering to resell their securities in the secondary market.

The Common Stock is presently listed on Nasdaq. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. We cannot assure you that we will meet the criteria for continued listing, in which case the Common Stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operated from the following leased properties at March 31, 2020.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
Sherman Oaks, California	11,600	March, 2022 (1)	Primary operations, sales, marketing and administrative offices for our Content & Entertainment Group. In addition, certain operations and administration for our other business segments.
New York City, New York	3,500	October, 2021 (2)	Corporate executive and administrative headquarters. Shared between all business segments.
Borough of Manhattan, City of New York City, New York	10,500	March, 2020 (3)	Corporate executive and administrative headquarters. Shared between all business segments.

(1) On April 23, 2020, the Company signed an agreement with the landlord to vacate the premises as of the date of the agreement.
(2) Company moved into new premises in March 2020.
(3) On March 15, 2020, the Company vacated the premises and moved to another location in New York City.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on The Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2020		2019
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$2.00	$1.29	$1.81	$1.31
July 1 – September 30	$1.36	$0.85	$1.62	$0.98
October 1 – December 31	$1.09	$0.69	$1.40	$0.48
January 1 – March 31	$0.82	$0.29	$2.05	$0.53
The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on June 26, 2020 was $1.82 per share. As of June 26, 2020, there were 77 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2020.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the twelve months ended March 31, 2020 and 2019.

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

	For the Fiscal Years Ended March 31,
Statement of Operations Data	(In thousands, except for share and per share data)
Related to Continuing Operations:	2020	2019	2018	2017	2016
Revenues	$39,291	$53,534	$67,683	$90,394	$104,449
Direct operating (exclusive of depreciation and amortization shown below)	17,146	16,120	19,523	25,121	31,341
Selling, general and administrative	16,344	27,661	28,454	23,776	33,367
Provision (benefit) for doubtful accounts	758	1,620	991	1,213	789
Restructuring, transition and acquisitions expenses, net	—	—	—	87	1,130
Goodwill impairment	—	—	—	—	18,000
Litigation and related, net of recovery in 2016	—	—	—	—	(2,228)
Depreciation and amortization of property and equipment	6,620	8,124	12,412	27,722	37,344
Amortization of intangible assets	2,772	5,627	5,580	5,718	5,852
Total operating expenses	43,640	59,152	66,960	83,637	125,595
(Loss) income from operations	(4,349)	(5,618)	723	6,757	(21,146)

Interest income	21	36	57	73	82
Interest expense	(7,258)	(10,292)	(14,250)	(19,068)	(20,642)
Debt conversion expense and loss on extinguishment of notes payable	—	—	(4,504)	(5,415)	(931)
Change in fair value on equity investment in Starrise	(1,618)	—	—	—	—
Gain on termination of capital lease	—	—	—	2,535	—
Other (expense) income, net	(1,207)	(96)	(277)	31	513
Change in fair value of interest rate derivatives	—	—	157	142	(40)
Loss from operations before income taxes	(14,411)	(15,970)	(18,094)	(14,945)	(42,164)
Income tax expense	(313)	(295)	(401)	(252)	(345)
Net loss	(14,724)	(16,265)	(18,495)	(15,197)	(42,509)
Net (loss)income attributable to noncontrolling interest	(10)	32	41	68	767
Net loss attributable to Cinedigm Corp.	(14,734)	(16,233)	(18,454)	(15,129)	(41,742)
Preferred stock dividends	(356)	(356)	(356)	(356)	(356)
Net loss attributable to common shareholders	$(15,090)	$(16,589)	$(18,810)	$(15,485)	$(42,098)
Basic and diluted net loss per share from continuing operations	$(0.34)	$(0.44)	$(0.81)	$(1.92)	$(6.51)
Shares used in computing basic and diluted net loss per share (1)	44,004,780	37,919,754	23,104,811	8,049,160	6,467,978

(1)
We incurred net losses for all periods presented and, therefore, the impact of potentially dilutive common stock equivalents and convertible notes have been excluded from the computation of net loss per share from continuing operations as their impact would be anti-dilutive.

	For the Fiscal Years Ended March 31,
	(In thousands)
Balance Sheet Data (At Period End):	2020	2019	2018	2017	2016
Cash, cash equivalents and restricted cash	$15,294	$18,872	$18,952	$13,566	$34,464
Working capital (deficit)	(66,952)	(48,834)	(2,165)	(15,411)	1,012
Total assets	110,440	98,839	121,182	151,334	209,398
Notes payable, non-recourse	11,442	19,132	38,082	61,104	112,312
Total stockholders' deficit of Cinedigm Corp.	(18,010)	(35,281)	(21,049)	(69,489)	(71,842)
Other Financial Data:
Net cash provided by operating activities	7,762	11,088	22,397	31,699	25,504
Net cash used in provided by investing activities	(1,247)	(1,970)	(931)	(486)	(1,389)
Net cash used in financing activities	(10,093)	(9,198)	(16,080)	(44,128)	(17,633)

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the NFL, Hallmark and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Sony PlayStation, Tubi and cable video-on-demand ("VOD"), and (ii) physical goods, including DVD and Blu-ray Discs.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2020, all of our 3,480 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment business segment operates independently from our content & entertainment business. As of March 31, 2020, we had approximately $12.2 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $37.7 million of outstanding debt principal, as of March 31, 2020 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As part of our Cinema Equipment business, we earn revenues that are generated when movies are exhibited by theatres. Many movie theatres in the United States closed during the spring of 2020 due to COVID-19 restrictions and many of those have not yet re-opened. To the extent movies are not shown in movie theatres due to the closures, we have not received, and will not receive, related revenue. The studios that produce movies may elect to delay the release of movies until theatres re-open, or to bypass exhibiting movies in theatres at all and distribute the movies through other means, such as on streaming platforms, in which case we would not earn revenues at all from such movies.

These events have negatively affected, and are expected to continue to negatively affect, our business and results of operations.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related closures and market conditions will persist, or the extent of the impact they will have on our business or results of operations and financial condition.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $410.9 million and negative working capital of $67.0 million as of March 31, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of March 31, 2020 and beyond. Based on these conditions, the Company entered into the following transactions:

Capital Raise

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The aggregate gross proceeds for the sale of the Shares was $8.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.4 million. The Company intends to use the net proceeds from the transaction for working capital and for other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

As of June 29, 2020, there is still approximately $2.0 million available under our shelf registration to raise additional capital.
On July 9, 2019, the Company entered into a common stock purchase agreement (the “July Stock Purchase Agreement”) with BEMG pursuant to which 2,000,000 shares of Common Stock (the “July SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share were sold to BEMG. The July SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the July SPA Shares sold were used for working capital purposes and the repayment of Second Lien Loans. In addition, the Company agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

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

Equity Investment in a Related Party

As previously announced, on December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of its Class A common stock in consideration. The Starrise shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, all of which are related parties to the Company to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock as consideration therefor (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise.

Starrise's ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.73 per share on June 26, 2020, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $35.1 million.

Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

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

The Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances. On

October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these extensions. On June 26, the Company entered into another consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 for this extension. See Note 5 - Notes Payable and Note 12 - Subsequent Events.

The $10.0 million note payable ("2018 Loan") to Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), due July 20, 2019 is guaranteed by Bison Entertainment and Media Group ("BEMG"). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 12, 2019, the Company and Bison Global entered into a termination agreement (the “Termination Agreement”) with respect to the $10.0 million 2018 Loan. Contemporaneously with the Termination Agreement, the Company entered into a convertible promissory note (“Bison Convertible Note”) with Bison Global for $10.0 million.

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or "Class A common stock"), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date of the Bison Convertible Note to March 4, 2021. The Bison Convertible Note due 2021 is also convertible into Common Stock at our election. See Note 5 - Notes Payable and Note 12 - Subsequent Events.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matured on October 9, 2019. The principal is payable upon maturity, in cash or in shares of our Class A common stock, or a combination of cash and Common Stock, at the Company’s option. On October 9, 2019, the Company signed an extension to the Ming Tai Note of $5.0 million for the first of two (2) permitted additional (1) year extensions at the Company’s option from the original maturity date to October 9, 2020. The Convertible Note will continue in full force and effect in accordance with its terms, including the Company’s reservation of its right to further extend the maturity date of this note, if it so elects.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became additional Guarantors under the EWB Credit Agreement. On June 26, 2020, the Company signed another amendment and extended the maturity date to June 30, 2021. See Note 5 - Notes Payable and Note 12 - Subsequent Events.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reduction, and (iv) the availability of funding from capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3-5 years
Internal use software	5 years
Digital cinema projection systems	10 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-6 years

Leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the improvement. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized.

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2020 and 2019, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property, equipment and internal use software.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test.
The quantitative test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.

The Company tests for good will impairment annually at March 31. During the years ended March 31, 2020 and 2019, there were no impairment charges recorded on goodwill. In 2020 and 2019, we elected to conduct a quantitative goodwill assessment at March 31, 2020 and 2019, respectively.
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

Under the terms of the standard cinema equipment licensing agreements, exhibitors will continue to have the right to use the Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 152 and 321 digital projection Systems for an aggregate sales price of approximately $1.6 million and $3.7 million during the year ended March 31, 2020 and 2019, respectively.

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2020 was $2.6 million. For the year ended March 31, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the year ended March 31, 2020, $4.2 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the year. As of March 31, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $2.6 million. We expect to recognize approximately $1.6 million of this balance over the next 12 months, and the remainder thereafter.

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

Results of Operations for the Fiscal Years Ended March 31, 2020 and 2019

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$12,741	$26,199	$(13,458)	(51.4)%
Content & Entertainment	26,550	27,335	(785)	(2.9)%
	$39,291	$53,534	$(14,243)	(26.6)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of systems (7,105 actively earning revenue systems at March 31, 2020 versus 9,333 systems at March 31, 2019) earning VPF revenue and Service Fees. The decrease in Revenues was offset by revenues generated from the sale of 152 digital projection systems for revenue of approximately $1.4 million. Content & Entertainment revenue decreased by $0.8 million as a result of a decline in DVD business and licensing revenue offset by an increase in digital transactional revenues in our distributed business.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,236	$1,401	$(165)	(11.8)%
Content & Entertainment	15,910	14,719	1,191	8.1%
	$17,146	$16,120	$1,026	6.4%

Increase in direct operating expenses for the year ended March 31, 2020 compared to the prior year, was mainly due to increases in royalty expenses of approximately $1.8 million offset by a decrease of delivery expenses of approximately $0.8 million. Royalty based deals performed better than the prior year which increased the royalty expenses. Freight expense increased as we had an increase in liquidation sales compared to the prior year. In addition, property taxes decreased in our Cinema Equipment Business due having lower depreciated assets.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$2,085	$1,960	$125	6.4%
Content & Entertainment	10,017	15,322	(5,305)	(34.6)%
Corporate	4,242	10,379	(6,137)	(59.1)%
	$16,344	$27,661	$(11,317)	(40.9)%

Selling, general and administrative expenses for the year ended March 31, 2020 decreased primarily from a $3.7 million reduction in personnel related expenses, a $2.9 million reversal of bonus accrual, decreases of $1.7 million in legal and consulting services, a decrease of approximately $0.8 million in marketing spend in our OTT business, a decrease of $1.3 million in stock-based compensation, and a decrease of approximately $0.8 million in travel related expenses.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.8 million and $1.6 million for the fiscal years ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$6,087	7,599	(1,512)	(19.9)%
Content & Entertainment	366	343	23	6.7%
Corporate	167	182	(15)	(8.2)%
	$6,620	$8,124	$(1,504)	(18.5)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their 10-year useful lives during fiscal years 2020 and 2019.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$2,773	$4,741	$(1,968)	(41.5)%
Corporate	4,464	5,515	(1,051)	(19.1)%
	$7,237	$10,256	$(3,019)	(29.4)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior year, due to the payoff of our KBC facilities, P2 vendor notes, and the reduction of the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of lower loan balances from our Credit Facility and Secured Lien Loans.

Income Tax Expense

We recorded income tax expense from operations of $0.3 million and $0.3 million for the years ended March 31, 2020 and 2019, respectively, primarily for state income taxes in our Cinema Equipment Business and Corporate segments. Income tax expense was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and other expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the year ended March 31, 2020 decreased, by $5.7 million or 49%, compared to the year ended March 31, 2019. Adjusted EBITDA loss from our non-cinema equipment business was negative $1.9 million for the year ended March 31, 2020, compared to an Adjusted EBITDA of negative $7.9 million for the year ended March 31, 2019. The decrease in Adjusted EBITDA compared to the prior period primarily reflects lower revenue in all of our business segments.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2020	2019
Net loss	$(14,724)	$(16,265)
Add Back:
Income tax expense	313	295
Depreciation and amortization of property and equipment	6,620	8,124
Amortization of intangible assets	2,772	5,627
Interest expense, net	7,237	10,256
Change in fair value on equity investment in Starrise	1,618	—
Other expense, net	1,585	2,019
Stock-based compensation and expenses	543	1,576
Net (loss) income attributable to noncontrolling interest	(10)	32
Adjusted EBITDA	$5,954	$11,664

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(6,087)	$(7,599)
Amortization of intangible assets	(46)	(46)
Stock-based compensation and expenses	7	(26)
Income from operations	(1,721)	(11,884)
Adjusted EBITDA from non-cinema equipment business	$(1,893)	$(7,891)

Recent Accounting Pronouncements

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

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Bison Convertible Note with Bison Global.

$10.0 Million Loan converted into Bison Convertible Note

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is due on March 4, 2020, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company's option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company's Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company's Class A common stock, based on initial conversion price of $1.50 per share. On April 15, 2020, the Company signed an amendment to this note, effective as of March 4, 2020, to extend the maturity date of the note to March 4, 2021.

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in-capital) of $478 thousand. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt; the debt is being amortized to interest expense using the effective interest method over the term of the note. The embedded conversion feature was fully amortized as of March 31, 2020.

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

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of March 31, 2020 was $12.2 million for our Cinema Equipment Business segment, which mature as presented in the Contractual Obligations table below. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

As of March 31, 2020 and 2019, respectively, there was $14.5 million and $18.6 million outstanding, respectively, and there was no additional availability, under the Credit Facility based on the Company's borrowing base as of March 31, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement. On June 25, 2020, the Company signed another amendment, no. 4 to extend the maturity date to June 30, 2021 and to waive certain events of default provisions.

Other Indebtedness

On October 9, 2018, the Company issued a Convertible Note for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes described below. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. On October 9, 2019, the Company signed an extension, for one additional year from the original maturity date to be due on October 9, 2020. This note will continue in full force and effect in accordance with its terms, including Company’s reservation of its right to further extend the maturity date of this note, if it so elects.

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

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2020	2019
Net cash provided by operating activities	$7,762	$11,088
Net cash used in investing activities	(1,247)	(1,970)
Net cash used in financing activities	(10,093)	(9,198)
Net decrease increase in cash and cash equivalents	$(3,578)	$(80)

As of March 31, 2020, we had cash, cash equivalents and restricted cash balances of $15.3 million.

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

Cash flows used in investing activities consisted of purchases of property, equipment and internal use software.

For the year ended March 31, 2020, cash flows used in financing activities reflects payments of approximately $8.4 million for the 2013 Prospect Loan, net payments of approximately $4.1 million for the Credit Facility, and approximately $3.4 million for the Second Lien Loan offset by $5.8 million received in connection with the sale of 3,900,000 shares of Class A common stock.

We have contractual obligations that primarily consist of term notes payable, credit facilities, and non-cancelable operating leases related to office space.

The following table summarizes our significant contractual obligations as of March 31, 2020:

	Payments Due
Contractual Obligations (in thousands)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Short-term recourse debt	$37,709	$37,709	$—	$—	$—
Short-term non-recourse debt (1)	12,205	12,205	—	—	—
Debt-related obligations, principal	$49,914	$49,914	$—	$—	$—

Interest on recourse debt	$750	$625	$125	$—	$—
Interest on non-recourse debt (1)	1,671	1,671	—	—	—
Total interest	$2,421	$2,296	$125	$—	$—
Total debt-related obligations	$52,335	$52,210	$125	$—	$—

Total non-recourse debt including interest	$13,876	$13,876	$—	$—	$—
Operating lease obligations	$237	$167	$70	$—	$—

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

38

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

39

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cinedigm Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, deficit, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update 2016-02 “Leases (Topic 842)”.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Emphasis of Matter

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has consummated a number of financing transactions subsequent to March 31, 2020.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP
Iselin, New Jersey
July 2, 2020

CINEDIGM CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$14,294	$17,872
Accounts receivable, net	34,785	35,510
Inventory, net	582	673
Unbilled revenue	1,992	2,336
Prepaid and other current assets	9,409	8,488
Total current assets	61,062	64,879
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	23,433	—
Property and equipment, net	7,967	14,047
Operating lease right-of use assets	1,210	—
Intangible assets, net	6,924	9,686
Goodwill	8,701	8,701
Other long-term assets	143	526
Total assets	$110,440	$98,839
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$77,085	$68,707
Current portion of notes payable, including unamortized debt discount and debt issuance costs of $460 and $1,436, respectively (see Note 5)	37,249	43,319
Current portion of notes payable, non-recourse including unamortized debt discount of $763 and $0, respectively (see Note 5)	11,442	—
Operating lease liabilities	593	—
Current portion of deferred revenue	1,645	1,687
Total current liabilities	128,014	113,713
Notes payable, non-recourse, net of current portion and unamortized debt issuance costs and discounts of $0 and $1,495 respectively (see Note 5)	—	19,132
Operating lease liabilities, net of current portion	684	—
Deferred revenue, net of current portion	919	2,357
Other long-term liabilities	110	205
Total liabilities	129,727	135,407
Commitments and contingencies (see Note 7)
Stockholders’ Deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2020 and 2019. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 150,000,000 and 60,000,000 shares authorized at March 31, 2020 and 2019, respectively 63,251,429 and 36,992,433 shares issued and 61,937,593 and 35,678,597 shares outstanding at March 31, 2020 and 2019, respectively.	62	36
Additional paid-in capital	400,784	368,531
Treasury stock, at cost; 1,313,836 Class A common shares at March 31, 2020 and 2019.	(11,603)	(11,603)
Accumulated deficit	(410,904)	(395,814)
Accumulated other comprehensive income	92	10
Total stockholders’ deficit of Cinedigm Corp.	(18,010)	(35,281)
Deficit attributable to noncontrolling interest	(1,277)	(1,287)
Total deficit	(19,287)	(36,568)
Total liabilities and deficit	$110,440	$98,839
See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2020	2019
Revenues	$39,291	$53,534
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	17,146	16,120
Selling, general and administrative	16,344	27,661
Provision for doubtful accounts	758	1,620
Depreciation and amortization of property and equipment	6,620	8,124
Amortization of intangible assets	2,772	5,627
Total operating expenses	43,640	59,152
Loss from operations	(4,349)	(5,618)
Interest income	21	36
Interest expense	(7,258)	(10,292)
Changes in fair value of equity investment in Starrise, a related party	(1,618)	—
Other expense	(1,207)	(96)
Loss from operations before income taxes	(14,411)	(15,970)
Income tax expense	(313)	(295)
Net loss	(14,724)	(16,265)
Net (loss) income attributable to noncontrolling interest	(10)	32
Net loss attributable to controlling interests	(14,734)	(16,233)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(15,090)	$(16,589)

Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.34)	$(0.44)
Weighted average number of Class A common stock outstanding: basic and diluted	44,004,780	37,919,754

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended March 31,
	2020	2019
Net loss	$(14,724)	$(16,265)
Other comprehensive income: foreign exchange translation	82	48
Comprehensive loss	(14,642)	(16,217)
Less: comprehensive (loss) income attributable to noncontrolling interest	(10)	32
Comprehensive loss attributable to controlling interests	$(14,652)	$(16,185)

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

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	82	82	—	82
Issuance of Class A common stock for third party professional services	—	—	374,286	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock to Bison	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	21,646,604	22	—	—	11,235	—	—	11,257	—	11,257
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	13,795	—	—	13,795	—	13,795
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Stock-based compensation	—	—	—	—	—	—	543	—	—	543	—	543
Preferred stock dividends paid with common stock	—	—	338,106	—	—	—	356	(356)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,734)	—	(14,734)	10	(14,724)
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,724)	$(16,265)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	9,392	13,751
Changes in fair value of equity investment in Starrise	1,618	—
Loss from sale of property and equipment	3	729
Amortization of debt issuance costs included in interest expense	1,218	1,888
Provision for doubtful accounts	758	1,469
Recovery for inventory reserve	(404)	(92)
Stock-based compensation and expenses	543	1,576
Accretion and PIK interest expense added to note payable	1,495	1,708
Changes in operating assets and liabilities:
Accounts receivable	(33)	1,149
Inventory	495	211
Unbilled revenue	344	4,463
Prepaid and other current assets	554	2,660
Accounts payable and accrued expenses	7,983	(540)
Deferred revenue	(1,480)	(1,619)
Net cash provided by operating activities	7,762	11,088
Cash flows from investing activities:
Purchases of property and equipment	(1,237)	(1,417)
Purchases of intangible assets	(10)	(553)
Net cash used in investing activities	(1,247)	(1,970)
Cash flows from financing activities:
Payments of notes payable	(39,493)	(24,594)
Proceeds under revolving credit agreement, net	23,550	10,396
Proceeds from issuance of convertible note and notes payable	—	5,000
Net proceeds from issuance of Class A common stock	5,850	—
Net cash used in financing activities	(10,093)	(9,198)
Net change in cash and cash equivalents	(3,578)	(80)
Cash and cash equivalents at beginning of year	18,872	18,952
Cash and cash equivalents at end of year	$15,294	$18,872

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As a result of COVID-19, studios have temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdown. Because our digital cinema business earns a Virtual Print Fee when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic will result in reduced revenues that service the Prospect Loan. We do not yet know the full impact of such reduced revenues or whether our ability to service the Prospect Loan will be materially affected. We expect the studios to reschedule, once the theatres reopen, the release of those movies originally scheduled during the temporary movie theatre closure. Management believes the cash flows from the Digital Cinema business, including the revenue from the sale of digital cinema projection systems, will be sufficient to pay the Prospect Loan. The Borrower on the Prospect Loan is Cinedigm DC Holdings, LLC and the Prospect Loan is only guaranteed by the digital cinema subsidiaries. Prospect has a security interest in certain digital cinema projection equipment and has no recourse to Cinedigm Corp., Cinedigm Entertainment Corp., Cinedigm Home Entertainment, LLC, OTT Holdings, LLC or any other non-digital cinema legal entity; provided, however, Cinedigm Corp. has provided a limited recourse guaranty pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.

These events have negatively affected, and are expected to continue to negatively affect, our business and results of operations.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related closures and market conditions will persist, or the extent of the impact they will have on our business or results of operations and financial condition.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $410.9 million and negative working capital of $67.0 million as of March 31, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of March 31, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The aggregate gross proceeds for the sale of the Shares was $8.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.4 million. The Company intends to use the net proceeds for working capital and other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

As of June 29, 2020, there is still approximately $2.0 million available under our shelf registration to raise additional capital.
On July 9, 2019, the Company entered into a common stock purchase agreement (the “July Stock Purchase Agreement”) with BEMG pursuant to which 2,000,000 shares of Common Stock (the “July SPA Shares”), for an aggregate purchase price in cash of $3.0 million priced at $1.50 per share were sold to BEMG. The July SPA Shares are subject to certain transfer restrictions. The proceeds of the sale of the July SPA Shares sold were used for working capital purposes and the repayment of Second Lien Loans. In addition, the Company agreed to enter into a registration rights agreement for the resale of the July SPA Shares.

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

Equity Investment

As previously announced, on December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of its Class A common stock as consideration. On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefo (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and recorded as an equity investment in Starrise and is a related party transaction.
Starrise's ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.73 per share on June 26, 2020, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $35.1 million.

Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

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

The Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances. On

October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these extensions. On June 26, 2020, the Company entered into another consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 for this extension. See Note 5 - Notes Payable and Note 10 - Subsequent Events.

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

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of notes under the Company’s Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent, with the holders of such notes. The exchanged notes were immediately canceled. The exchange was consummated on June 24, 2020.

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

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or "Class A common stock"), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021. The Bison Convertible note due 2021 is also convertible into Common Stock at our election. See Note 5 - Notes Payable and Note 12 - Subsequent Events.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. See Note 5 - Notes Payable. The Convertible Note bears interest at 8% and matured on October 9, 2019. The principal is payable upon maturity, in cash or in shares of our Class A common stock, or a combination of cash and Common Stock, at the Company’s option. On October 9, 2019, the Company signed an extension to the Ming Tai Note of $5.0 million for the first of two (2) permitted additional (1) year extensions at the Company’s option from the original maturity date to October 9, 2020. This note will continue in full force and effect in accordance with its terms, including the Company’s reservation of its right to further extend the maturity date of this note, if it so elects.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became additional Guarantors under the EWB Credit Agreement. On June 26, 2020, the Company signed another amendment and extended the maturity date to June 30, 2021.

During the year ended March 31, 2020, the Company terminated the acquisition agreement with Future Today. The Company had prepaid $1.0 million of the purchase price. Upon termination of the agreement, the $1.0 million was written off and included in other expense on the consolidated statement of operations.

We believe the combination of: (i) our cash and cash equivalent balances as of March 31, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and
(iv) the extension of maturity dates of our borrowings, the Starrise equity investment, the capital raises during and subsequent to March 31, 2020, and the support or availability of funding from capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives, valuation allowances for income taxes and stock awards. Actual results could differ from these estimates.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	March 31, 2020	March 31, 2019
Cash and Cash Equivalents	$14,294	$17,872
Restricted Cash	1,000	1,000
	$15,294	$18,872

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise Media Holdings Limited (“Starrise”) a leading Chinese entertainment publicly traded company on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. Our major shareholders also maintain a significant beneficial interest ownership in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately
$25.1 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Class A common stock of the Company. The difference in value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

The Company has accounted for this investment under the equity method of accounting as the Company can exert significant influence over Starrise with its direct ownership and affiliation with the Company’s majority shareholders. The Company has made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Starrise.

As of March, 31, 2020, the value of our equity investment in Starrise, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $23.4 million resulting in an unrealized loss for the change in fair value of approximately $1.6 million on our consolidated statement of operations.

On April 10, 2020, the Company purchased an additional interest of 15% in Starrise in a private transaction from shareholders of Starrise that are affiliated with the major shareholder of Cinedigm. This transaction was also recorded as an equity investment in Starrise and the Company has made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments.

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

We record accounts receivable, long-term in connection with activation fees that we earn from our digital cinema equipment
(the “Systems”) deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rate.

UNBILLED RECEIVABLES

Unbilled receivables represent amounts for which invoices have not yet been sent to clients.

ADVANCES
Advances, which are recorded within prepaid and other current assets within the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances was $0.9 million and $1.3 million for the years ended March 31, 2020 and 2019, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 - 5 years
Internal use software	5 years
Digital cinema projection systems	10 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 6 years
We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed, and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its intended use, the costs are amortized over the useful life of the software. Post-configuration training and maintenance costs are expensed as incurred

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leasehold improvements. Maintenance and repair costs are charged to expense as incurred. Major renewals, improvements and additions are capitalized. Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the consolidated statements of operations.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of March 31, 2020 at an exchange rate of 7.8 Hong Kong Dollars to 1 US Dollar. The fair value of this equity investment is measured by the quoted market price of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of March 31, 2020 and 2019:

(In thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—		$—	$1,000
Equity investment in Starrise, at fair value	23,433	—		—	23,433
	$24,433	$—	—	$—	$24,433

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments that are recorded at cost in the consolidated balance sheets because the estimated fair values of these financial instruments approximate their carrying amounts due to their short-term nature. At March 31, 2020 and 2019, the estimated fair value of our fixed rate debt approximated its carrying amount. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $33.7 million, and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the years ended March 31, 2020 and 2019, no impairment charge was recorded in operations for long-lived assets or finite-lived assets.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test.
The quantitative test involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, an impairment loss is recognized in an amount equal to the excess.
The Company tests for good will impairment annually at March 31. During the years ended March 31, 2020 and 2019, there were no impairment charges recorded on goodwill. In 2020 and 2019, we elected to conduct a quantitative goodwill assessment at March 31, 2020 and 2019, respectively.
In determining fair value of the Content and Entertainment ("CEG") reporting unit, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. The assumptions for the goodwill impairment test should not be construed as earnings guidance or long-term projections. Our cash flow assumptions are based on internal projections of adjusted EBITDA for the CEG reporting unit. For the years ended March 31, 2020 and 2019, we assumed a market-based weighted average cost of capital of 17% to discount cash flows for our CEG segment and used a blended federal and state tax rate of approximately 20% as of March 31, 2020 and 2019, respectively. Based on such assumptions, the estimated fair value of the CEG reporting unit as calculated for goodwill testing purposes exceeded its carrying value, and therefore there was no goodwill impairment charge for the years ended March 31, 2020 and 2019.

Goodwill and accumulated impairment charges as of March 31, 2020 and 2019 are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Net Goodwill at March 31, 2020 and 2019	$8,701

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 152 digital projection Systems for an aggregate sales price of approximately $1.6 million, and recognized revenue of $1.4 million, during the year ended March 31, 2020. During the year ended March 31, 2019, Cinedigm completed the sale of 321 digital projection Systems for an aggregate sales price of approximately $3.7 million, and recognized revenue of $2.8 million.

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

Our CEG segment recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experiences, adjustments to our allowances may be required. Sales returns and allowances are reported as a reduction of revenues.

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2020 was $2.6 million. For the year ended March 31, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the years ended March 31, 2020 and 2019, $4.2 million and $4.1 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the year. As of March 31, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $2.6 million. We expect to recognize approximately $1.6 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue and Services, and the CEG Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the years ended March 31,2020 and 2019 (in thousands):

	For the Fiscal Year Ended March 31,
	2020	2019
Cinema Equipment Business:
Phase I Deployment	$5,476	$9,302
Phase II Deployment	1,717	8,651
Services	4,122	5,487
Digital System Sales	1,426	2,759
Total Cinema Equipment Business revenue	$12,741	$26,199

Content & Entertainment Business:
Base Distribution Business	$19,222	$17,639
OTT Streaming and Digital	7,328	9,696
Total Content & Entertainment Business revenue	$26,550	$27,335

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, and marketing and direct personnel costs.

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	For the Fiscal Year Ended March 31,
(In thousands)	2020	2019
Direct operating	$—	$—
Selling, general and administrative	543	1,576
Total stock-based compensation expense	$543	$1,576

During the years ended March 31, 2020 and 2019, the Company granted zero and 2,277,830 stock appreciation rights ("SARs") to its executives, of which 815,220 SARs were forfeited due to the terminations of two executives during the year ended March 31, 2019.

The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $441 thousand and $566 thousand of stock-based compensation recorded for the year ended March 31, 2020 and 2019 relating to these SARs.

Total SARs outstanding are as follows:

For the Fiscal Year Ended March 31, 2020
SARs Outstanding March 31, 2019	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding March 31, 2020	1,462,610

On July 26, 2018, the Company granted 1,941,402 units of performance stock units ("PSUs") to certain executives and employees under the 2017 Plan. The total PSUs represent the maximum number of units eligible to vest at the end of the performance period. The awards vest in two tranches: one at each of March 31, 2019 and March 31, 2020, based on the Company achieving certain financial targets at each period. The Company engaged an outside consulting firm to provide valuation services relating to estimating the fair value of these PSUs for the period ending March 31, 2019. The actual results of the consolidated financial statements for the year ended March 31, 2020 were used to determine the fair value, and based on the actual results, the fair value of the PSUs, was determined to be zero. There was a cumulative adjustment of $166 thousand of stock based compensation recorded for year ended March 31, 2020 and $744 thousand of stock-based compensation recorded for the year ended March 31, 2019 , related to these PSUs. During the year ended March 31, 2020 and 2019, 27,256 and 550,818 PSUs were forfeited due to employee terminations. In addition, all of 667,278 units of Tranche B were forfeited due to not attaining the performance targets for the year ended March 31, 2020.

Total PSUs outstanding are as follows:

For the Fiscal Year Ended March 31, 2020
PSUs Outstanding March 31, 2019	1,390,584
Issued	—
Forfeited	694,534
Total PSUs Outstanding March 31, 2020	696,050

There were 374,286 and 225,862 shares of Class A common stock issued to the board of directors for years ended March 31, 2020 and 2019, respectively, constituting payment of the stock portion of board service retainer fee. There was $263 thousand of stock-based compensation recorded for the years ended March 31, 2020 and 2019, respectively, related to the board of directors.

There were 10,000 restricted shares awarded to an employee during the twelve months ended March 31, 2019, at a weighted average price of $1.52, of which 3,333 shares were vested and 6,667 shares were unvested and outstanding as of March 31, 2020. Stock-based compensation recorded in the year ended March 31, 2020 and 2019 was $5 thousand and $4 thousand respectively related to these awards. There were no shares awarded for the year ended March 31, 2020.

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

We incurred net losses for the fiscal years ended March 31, 2020 and 2019 and therefore, the impact of potentially dilutive common shares from outstanding stock options and warrants totaling 4,117,323 shares and 4,195,371 shares as of March 31, 2020 and 2019, respectively, and 9,999,999 shares from the convertible note issued October 9, 2018 and July 12, 2019, were excluded from the computation of net loss per share for the fiscal years ended March 31, 2020 and 2019, respectively, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of March 31, 2020 and 2019, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation -
Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance as of April 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

3.	CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of March 31,
(In thousands)	2020	2019
Trade receivables	$40,073	$40,039
Allowance for doubtful accounts	(5,288)	(4,529)
Total accounts receivable, net	$34,785	$35,510

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of March 31,
(In thousands)	2020	2019
Non-trade accounts receivable, net	$509	$2,658
Advances	7,240	4,051
Due from producers	1,009	687
Prepaid insurance	336	419
Other prepaid expenses	315	673
Total prepaid and other current assets	$9,409	$8,488

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of March 31,
(In thousands)	2020	2019
Leasehold improvements	$183	$231
Computer equipment and software	1,051	1,096
Software development costs	3,950	3,034
Internal use software in process	1,212	1,361
Digital cinema projection systems	324,760	336,471
Machinery and equipment	437	490
Furniture and fixtures	24	146
	331,617	342,829
Less - accumulated depreciation and amortization	(323,650)	(328,782)
Total property and equipment, net	$7,967	$14,047

Total depreciation and amortization of property and equipment was $6.6 million and $8.1 million for the years ended March 31, 2020 and 2019, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$271	$(259)	$12	3
Customer relationships and contracts	21,968	(15,473)	6,495	3-15
Theatre relationships	550	(527)	23	10-12
Content library	20,420	(20,026)	394	3-6
	$43,209	$(36,285)	$6,924

	As of March 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Trademarks	$271	$(252)	$19	3
Customer relationships and contracts	21,969	(13,366)	8,603	3-15
Theatre relationships	550	(481)	69	10-12
Content library	20,410	(19,415)	995	5-6
	$43,200	$(33,514)	$9,686

Amortization expense related to intangible assets was $2.8 million and $5.6 million for the years ended March 31, 2020 and 2019, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2020, we expect future amortization expense for each period to be as follows:

(In thousands) Fiscal years ending March 31,
2021	$2,354
2022	1,287
2023	650
2024	645
2025	645
Thereafter	1,343
Total	$6,924

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of March 31,
(In thousands)	2020	2019
Accounts payable	$50,708	$38,393
Participations and royalties payable	19,599	22,611
Accrued compensation and benefits	1,237	3,098
Accrued taxes payable	453	322
Interest payable	954	96
Accrued other expenses	4,134	4,187
Total accounts payable and accrued expenses	$77,085	$68,707

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

As of March 31, 2020 and 2019, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivables were $0.4 million as of March 31, 2020 and 2019, respectively, which are included within our accounts receivable, net on the accompanying consolidated balance sheets.

During the years ended March 31, 2020 and 2019, we received $1.1 million and $1.1 million, respectively, in aggregate revenues through digital cinema servicing fees from CDF2 Holdings, which are included in our revenues on the accompanying consolidated statements of operations.

Total Stockholder's Deficit of CDF2 Holdings at March 31, 2020 and 2019 was $31.8 million and $28.9 million, respectively. We have no obligation to fund the operating loss or the stockholder's deficit beyond our initial investment of $2.0 million and accordingly, our investment in CDF2 Holdings is carried at $0 as of March 31, 2020 and 2019.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

5.	NOTES PAYABLE

Notes payable consisted of the following:

	As of March 31, 2020		As of March 31, 2019
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$12,205	$—	$—	$20,627
Total non-recourse notes payable	12,205	—	—	20,627
Less: Unamortized debt issuance costs and debt discounts	(763)	—	—	(1,495)
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$11,442	$—	$—	$19,132

Bison note payable	$10,000	$—	$10,000	$—
Second Secured Lien Notes	8,222	—	11,132	—
Credit Facility	14,487	—	18,623	—
Convertible Note	5,000	—	5,000	—
Total recourse notes payable	37,709	—	44,755	—
Less: Unamortized debt issuance costs and debt discounts	(460)	—	(1,436)
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$37,249	$—	$43,319	$—
Total notes payable, net of unamortized debt issuance costs	$48,691	$—	$43,319	$19,132

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities.

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, and costs and expenses relating to the Prospect Loan. On a quarterly basis, if funds remain after the payment of all such amounts, they are applied to prepay the Prospect Loan. Amounts designated for these purposes, included in cash and cash equivalents on the consolidated balance sheets, totaled $3.1 million and $3.0 million as of March 31, 2020 and 2019, respectively. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2020 and 2019, the debt service fund had a balance of $1.0 million, which is classified as restricted cash on the consolidated balance sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of March 31,
(In thousands)	2020	2019
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(62,573)	(54,151)
Prospect Loan, net	$12,205	$20,627
Less current portion	(12,205)	—
Total long-term portion	$—	$20,627

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

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Bison Convertible Note with Bison Global discussed below.

$10.0 Million Loan converted into Convertible Note

The Bison Convertible Note has a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is due on March 4, 2020, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company's option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company's Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company's Class A common stock, based on initial conversion price of $1.50 per share. On April 15, 2020, the Company signed an amendment to this note, effective as of March 4, 2020, to extend the maturity date of the note to March 4, 2021.

As a result of our conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in-capital) of $478 thousand. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt; the debt is being amortized to interest expense using the effective interest method over the term of the note. The discount was fully amortized as of March 31, 2020.

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

Second Secured Lien Notes

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of March 31, 2020, we have an outstanding balance of $8.2 million which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. From when the second lien loan was entered into to March 31, 2020, we have issued 906,450 shares of Class A common stock. There were no shares issued during the year ended March 31, 2020. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

During the year ended March 31, 2020 , the Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof ("Bison") for final payment of the remaining outstanding balances of the Second Lien Loans. On October 24, 2019, the Company entered into a consent agreement to extend the maturity date to November 30, 2019. On January 8, 2020, the Company entered into another consent agreement to extend the maturity date to February 17, 2020. There were no consent fees paid for these consent agreements. On June 26, 2020, the Company entered into another consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 paid in connection with this extension.

Second Lien Loans

On June 24, 2020, Cinedigm Corp. (the “Company”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, par value $0.001 per share (the “Common Stock”) in exchange for $842 thousand principal amount and accrued and unpaid interest of notes under the Company’s Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent, with the holders of such notes. The exchanged notes were immediately canceled. The exchange was consummated on June 24, 2020. See Note 12 - Subsequent Events.

Credit Facility and Cinedigm Revolving Loans

On March 30, 2018, the Company entered into a Credit Facility with East West Bank for a maximum of $19.0 million in revolving loans outstanding at any one time with a maturity date of March 31, 2020, which may be extended for two successive one-year periods at the sole discretion of the lender, subject to certain conditions.

Interest under the Credit Facility is due monthly at a rate elected by the Company of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by the lender.

As of March 31, 2020 and 2019, there was $14.5 million and $18.6 million outstanding, respectively, and no availability as of March 31, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the EWB Credit Agreement. On June 26, 2020, the Company signed another amendment no.4 to extend the maturity date to June 30, 2021 and to waive certain events of default provisions.

Convertible Note

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. The Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. On October 9, 2019, the Company signed an extension, for one additional year from the original maturity date to be due on October 9, 2020. This note will continue in full force and effect in accordance with its terms, including Company’s right to further extend the maturity date of this note, if it so elects.

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

The aggregate principal repayments on our notes payable, including anticipated PIK interest, are scheduled to be as follows (dollars in thousands):

Fiscal years ending March 31,
2021	$48,691
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$48,691

6.	STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the year ended March 31, 2020, we issued 26,258,996 shares of Class A common stock in connection with the payment of preferred stock dividends, as compensation to the board of directors, sale of 3,900,000 shares of our Class A common stock, and exchange of our 21,646,604 shares for Starrise shares. See Note - 8 Supplemental Cash Flow Disclosure.

On February 14, 2020, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Class A common stock authorized for issuance was increased from 60,000,000 to 150,000,000.

PREFERRED STOCK

Cumulative dividends in arrears on the preferred stock were $0.1 million as of March 31, 2020 and 2019, respectively. In April 2020, we paid preferred stock dividends in arrears in the form of 267,079 shares of our Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at March 31, 2020 and 2019.

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

As of March 31, 2020 there were 272,766 stock options outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.11 years. As of March 31, 2019, there were 300,315 stock options outstanding in the Plan with weighted average exercise price of $14.87 and a weighted average contract life of 3.79 years.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Class A common stock authorized for issuance thereunder from
2,108,270 to 4,098,270.

An analysis of all options outstanding under the 2000 Plan as of March 31, 2020 is as follows:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	5.25	$7.40	$—
$13.70 - 24.40	260,266	3.12	14.71	—
$30.00 - $50.00	7,500	1.38	30.00	—
	272,766			$—

An analysis of all options exercisable under the 2000 Plan as of March 31, 2020 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
272,766	3.11	$15.00	$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals that became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A common stock at an exercise price of $17.50 per share. The options are fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised.. As of March 31, 2020, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A common stock outside of the 2000 Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, all of which were vested as of December 2013 and will expire in December 2020. As of March 31, 2020, all such options remained outstanding.

WARRANTS

The following table presents information on outstanding warrants to purchase shares of our Class A common stock as of March 31, 2020. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued to Ronald L. Chez in connection with the Second Secured Lien Notes	217,893	July 2023	$1.31 - $1.45
Warrants issued in connection with Convertible Notes exchange transaction	223,449	December 2021	$1.37
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

The warrants issued to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights.

7.	COMMITMENTS AND CONTINGENCIES

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

The Company adopted ASU No. 2016-02, “Leases (Topic 842),” on April 1, 2019, which requires leases with durations greater than twelve months to be recognized on the consolidated balance sheet using the modified retrospective approach. The Company did not apply the new standard to comparative periods and therefore, those amounts are not presented below. The adoption of Topic 842 resulted in $2.4 million of right-of-use assets and $2.5 million of lease liabilities to be recorded as of April 1, 2019.

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
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of  March 31, 2020.

(In thousands)	Classification on the Balance Sheet	March 31, 2020
Assets

Noncurrent	Operating lease right-of-use asset	$1,210

Liabilities

Current	Operating leases - current portion	$593
Noncurrent	Operating leases - long -term portion	684
Total operating lease liabilities		$1,277

Weighted-average discount rate (1)		5.1%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
For the Fiscal Year Ended
(In thousands)	March 31, 2020
Operating lease cost	$1,046
Total lease cost	$1,046

Other Information

The table below presents supplemental cash flow information related to leases:
For the Fiscal Year Ended
(In thousands)	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,038

The Company terminated its New York office lease on March 15, 2020 and has removed the corresponding right-of-use asset of $514 thousand and the lease liability of $528 thousand for the year ended March 31, 2020. The Company also terminated its office leases in Los Angeles in April 2020 and a lease for office equipment in June 2020. The estimated future lease liabilities are not expected to be material for the remaining outstanding office and equipment leases.

LEGAL PROCEEDINGS

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Fiscal Year Ended March 31,
(In thousands)	2020	2019
Cash interest paid	$4,905	$8,628
Income taxes paid	439	273
Accrued dividends on preferred stock	89	89
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	90	—
Issuance of Class A common stock for payment of preferred stock dividends	356	356
Issuance of Class A common stock for asset acquisition	—	106
Issuance of Class A common stock to Starrise, a related party	11,257	—
Contributed capital under the Starrise transaction, a related party	13,795	—
Amounts accrued in connection with addition of property and equipment	403	—

9.	SEGMENT INFORMATION

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
Cinema Equipment Business
Financing vehicles and administrators for 3,344 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,761 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Two (2) customers represented more than 10% of our consolidated revenues for fiscal year ended March 31, 2020.

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating Lease Liabilities
Cinema Equipment Business	$23	$—	$34,465	$11,442	$—	$594
Content & Entertainment	6,895	8,701	49,923	—	—	73
Corporate	6	—	26,052	—	37,249	610
Total	$6,924	$8,701	$110,440	$11,442	$37,249	$1,277

	As of March 31, 2019
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating Lease Liabilities
Cinema Equipment Business	$69	$—	$42,958	$19,132	$—	$—
Content & Entertainment	9,607	8,701	51,531	—	—	—
Corporate	10	—	4,350	—	43,319	—
Total	$9,686	$8,701	$98,839	$19,132	$43,319	$—

	Statements of Operations
	For the Fiscal Year Ended March 31, 2020
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$12,741	$26,550	$—	$39,291
Direct operating (exclusive of depreciation and amortization shown below)	1,236	15,910	—	17,146
Selling, general and administrative	2,085	10,017	4,242	16,344
Allocation of corporate overhead	807	4,704	(5,511)	—
Provision for doubtful accounts	759	(1)	—	758
Depreciation and amortization of property and equipment	6,087	366	167	6,620
Amortization of intangible assets	46	2,722	4	2,772
Total operating expenses	11,020	33,718	(1,098)	43,640
Income (loss) from operations	$1,721	$(7,168)	$1,098	$(4,349)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	(6)	55	494	543
Total stock-based compensation	$(6)	$55	$494	$543

	Statements of Operations
	For the Fiscal Year Ended March 31, 2019
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$26,199	$27,335	$—	$53,534
Direct operating (exclusive of depreciation and amortization shown below)	1,401	14,719	—	16,120
Selling, general and administrative	1,960	15,322	10,379	27,661
Allocation of corporate overhead	1,549	4,038	(5,587)	—
(Benefit) provision for doubtful accounts	1,760	(140)	—	1,620
Depreciation and amortization of property and equipment	7,599	343	182	8,124
Amortization of intangible assets	46	5,576	5	5,627
Total operating expenses	14,315	39,858	4,979	59,152
Income (loss) from operations	$11,884	$(12,523)	$(4,979)	$(5,618)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	27	328	1,221	1,576
Total stock-based compensation	$27	$328	$1,221	$1,576

The following table presents the results of our operating segments for the three months ended March 31, 2020:

	Statements of Operations
	For the Three Months Ended March 31, 2020
	(Unaudited)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$1,974	$5,761	$—	$7,735
Direct operating (exclusive of depreciation and amortization shown below)	328	3,393	—	3,721
Selling, general and administrative	449	1,908	151	2,508
Allocation of corporate overhead	202	919	(1,121)	—
Provision for doubtful accounts	437	—	—	437
Depreciation and amortization of property and equipment	1,475	127	41	1,643
Amortization of intangible assets	12	582	—	594
Total operating expenses	2,903	6,929	(929)	8,903
Income (loss) from operations	$(929)	$(1,168)	$929	$(1,168)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	151	177
Total stock-based compensation	$—	$26	$151	$177

11.	INCOME TAXES

The following table presents the components of income tax expense:

	For the Fiscal Year Ended March 31,
(In thousands)	2020	2019
Federal:
Current	$—	$—
Deferred	—	—
Total federal	—	—
State:
Current	313	295
Deferred	—	—
Total State	313	295
Income tax expense	$313	$295

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$7,549	$6,877
Stock-based compensation	2,666	2,468
Intangibles	6,162	6,293
Accrued liabilities	1,162	1,345
Allowance for doubtful accounts	1,540	1,279
Capital loss carryforwards	—	2,247
Interest expense	2,821	1,368
Other	359	430
Total deferred tax assets before valuation allowance	22,259	22,307
Less: Valuation allowance	(17,614)	(19,084)
Total deferred tax assets after valuation allowance	$4,645	$3,223
Deferred tax liabilities:
Depreciation and amortization	$(1,398)	$(3,223)
Equity investment in Starrise, a related party	(3,247)	—
Total deferred tax liabilities	(4,645)	(3,223)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the years ended March 31, 2020 and 2019. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The net change in the valuation allowance of $1.5 million during the fiscal year ended March 31, 2020, is a result of recording of a deferred tax liability of $3.7 million in connection with our equity investment in Starrise, a related party, offset by an increase in deferred tax assets. We increased the valuation allowance by $3.2 million during the fiscal year ended March 31, 2019 due to increases in the deferred tax assets. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

At March 31, 2020, we had Federal and state net operating loss carryforwards of approximately $27.0 million available in the United States of America ("US") and approximately $0.7 million in Australia to reduce future taxable income. The U.S. federal and state net operating loss carryforwards of approximately $27.0 million begin to expire in 2021. The Australian net operating loss carryforward of $0.7 million, does not expire.

At March 31, 2020, capital loss carryforwards of approximately $7.0 million, that were generated during the year ended March 31, 2015 expired.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the year ended March 31, 2018, approximately $233.5 million of our net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with the consummation in November 2017 of the transactions under the Stock Purchase Agreement with Bison. Approximately $209.0 million of our net operating losses will not be able to be utilized because of the ownership change. Future significant ownership changes could cause a portion or all of our remaining net operating losses to expire before utilization.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years); and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2020	2019
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)%	2.1%
Change in valuation allowance	(9.9)%	(20.1)%
Non-deductible expenses	(3.4)%	(5.7)%
Net operating loss decrease under IRC 382	(10.2)	—%
Effect of tax reform	—	—%
Losses from non-consolidated entities	0.4%	0.8%
Other	—	—%
Income tax expense	(2.2)%	(1.9)%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and Australia. For federal income tax purposes, our fiscal 2017 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For U.S. state and Australian tax purposes, our fiscal 2016 through 2020 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations.

12.	SUBSEQUENT EVENTS

Stock Purchase Agreement
On April 10, 2020, the Company entered into a stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefor (the “April Share Acquisition”). The April Stock Purchase Agreement contains certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On April 15, 2020, the April Share Acquisition was consummated and was recorded as an equity investment in Starrise, a related party.

On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, entered into in December 2019, terminated its obligation to purchase Starrise ordinary shares from Aim Right.

Bison Convertible Note

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Bison Convertible Note, effective as of March 4, 2020, to extend the maturity date of the note to March 4, 2021.

Paycheck Protection Program

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

Registered Direct Offering

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The aggregate gross proceeds for the sale of the Shares was $8.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.4 million. The Company intends to use the net proceeds from the transaction for working capital and for other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

Second Lien Loans

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock in exchange for $842 thousand principal amount and accrued and unpaid interest of notes under the Company’s Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent, with the holders of such notes. The exchanged notes were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension.

Credit Facility

On June 25, 2020, the Company signed an amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2020. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 63, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.

Fan "Tom" Bu, 40, has been a member of the Board since March 2020. He has served as an Audit/Financial Director for Bison Finance Group Ltd. (HK:00888) since June 2017. From October 2017 through June 2019, he was the Chief Financial Officer of Xynomic Pharmaceuticals Holdings, Inc., f/k/a Bison Capital Acquisition Corp. (OTC:XYN). From December 2013 to May 2017, Mr. Bu served as an audit manager at KPMG Huazhen LLC. From October 2010 to December 2013, Mr. Bu served as the audit manager at KPMG Advisory (China) Limited. Mr. Bu graduated from Shandong Economic University with a Bachelor’s Degree in International Trade in June 2007 and graduated from Ocean University of China with a Master’s Degree in Economics in June 2010. Mr. Bu is a certified public accountant in China (CICPA). Mr. Bu is a designee of Bison in accordance with the Stock Purchase Agreement (the “Bison Agreement”) dated as of June 29, 2017, by and between the Company and Bison Entertainment Investment Limited, a wholly owned subsidiary of Bison. Mr. Bu brings knowledge of doing business in China, as well as financial and accounting experience, to the Board.

Peter C. Brown, 61, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Patrick W. O’Brien, 73, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of LVI Liquidation Corp., Creative Realities, Inc., and Fit Boom Bah. During the past five years, Mr. O’Brien served on the boards of ICPW Liquidation Trust and Merriman Holdings, Inc. Mr. O’Brien joined the Board as a designee of Ronald L.Chez pursuant to the Settlement Agreement dated as of July 30, 2015 among the Company and certain stockholders party thereto. Mr. O'Brien brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.

Zvi M. Rhine, 40, has been a member of the Board since July 2015. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. He was previously Vice President at The Hilco Organization from 2009 to 2012 and has also served in various roles at Boone Capital, Banc of America Securities and Piper Jaffray. Mr. Rhine also serves as the CFO and a director of Global Healthcare Real Estate Investment Trust. Mr. Rhine brings to the Board extensive experience in the securities industry.

Peixin Xu, 48, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries, in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the board of directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement. Mr. Xu brings to the Board investment experience, including in the media industry, in the United States and in China.

Executive Officers
The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Gary S. Loffredo, Chief Operating Officer, President of Digital Cinema, General Counsel, and Secretary, and Erick Opeka, Executive Vice President and President of Cinedigm Digital Networks. Biographical information for Mr. McGurk is included above.

Gary S. Loffredo, 55, has been the Company’s Chief Operating Officer since February 2019, and President of Digital Cinema, General Counsel and Secretary since October 2011. He had previously served as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. At Cablevision Cinemas, Mr. Loffredo was responsible for all aspects of the legal function, including negotiating and drafting commercial agreements, with emphases on real estate, construction and lease contracts. He was also significantly involved in the business evaluation of Cablevision Cinemas’ transactional work, including site selection and analysis, negotiation and new theater construction oversight. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over a decade of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company. Effective February 14, 2019, the Company appointed Mr. Loffredo as Chief Operating Officer of the Company. Mr. Loffredo retained his roles as General Counsel and President of Digital Cinema, which he has held since 2000 and 2011, respectively. The Company’s finance team now reports directly to Mr. Loffredo.

Erick Opeka, 46, joined the Company during 2014 and as EVP of Digital Networks oversaw the distribution of Cinedigm's OTT networks online, as well as on mobile devices, gaming consoles, and connected TVs. Mr. Opeka was integral in the development and launch of the Company’s flagship digital first networks, further expanding the Company’s growth through landmark partnerships with leading platforms such as Sling TV, XUMO, and Twitch, among others. Prior to joining Cinedigm, Mr. Opeka served as Senior Vice President and head of New Video Digital, which he grew into the largest global aggregator of independent digital content for more than 850 content partners including A&E Networks, The Jim Henson Company, Berman Braun, and others. He was named President of Digital Networks on October 15, 2018.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements in the Company’s Last Fiscal Year, except for Mr. Xu, who had two late Form 4 filings reporting a total of three transactions, Mr. Brown and Mr. O’Brien, each of whom had one late Form 4 filing reporting one transaction, and Mr. Rhine, who had two late Form 4 filings reporting one transaction each.

Code of Business Conduct and Ethics
We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigm.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Shareholder Communications
The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 237 West 35th Street, Suite 605, New York, NY 10001, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.
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
The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the fiscal year ended March 31, 2020 (the “Last Fiscal Year”), the Board held twenty-three (23) meetings, and the Board acted two (2) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board, except for Mr. Xu, and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and Nasdaq.

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

Compensation Committee

The Compensation Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met two (2) times during the Last Fiscal Year. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Charter is available on the Company’s Internet website at www.cinedigm.com.

The Compensation Committee, when determining executive compensation (including under the executive compensation program, as discussed below under the heading Compensation Discussion and Analysis), evaluates the potential risks associated with the compensation policies and practices. The Compensation Committee believes that the Company’s compensation programs are designed with an appropriate balance of risk and reward in relation to the Company’s overall compensation philosophy and do not encourage excessive or unnecessary risk-taking behavior. In general, the Company compensates its executives in a combination of cash and stock options, although the Company has also granted restricted stock and restricted stock units. The stock options contain vesting provisions, typically of proportional annual vesting over a three- or four-year period which encourages the executives, on a long-term basis, to strive to enhance the value of such compensation as measured by the trading price of the Class A common stock. The Compensation Committee does not believe that this type of compensation encourages excessive or unnecessary risk-taking behavior. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. The Company intends to recapture compensation if and as required under the Sarbanes-Oxley Act. However, there have been no instances where it needed to recapture any compensation.

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
Nominating Committee
The Nominating Committee consists of Messrs. Brown, O’Brien and Rhine. Mr. Brown is the Chairman of the Nominating Committee. The Nominating Committee held one(1) meeting during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown, O’Brien and Rhine are considered “independent” under the rules of the SEC and the Nasdaq.

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

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This section describes the compensation program and related decisions for our Named Executive Officers (“NEOs”) in our fiscal year ended March 31, 2020 (“Fiscal 2020”). As a “smaller reporting company,” as that term is defined under SEC rules, we are not required to include a “Compensation Discussion and Analysis” and are permitted to exclude certain executive compensation tables from our disclosure.

We have elected to include this Compensation Discussion & Analysis (“CD&A”) as well as additional tables required under Item 402 of Regulation S-K on a voluntary basis. As permitted under Item 402, we are not including pay ratio disclosure in light of our status as a smaller reporting company. This CD&A is intended to be read in conjunction with the tables beginning on page 51, which provide historical compensation information for the following NEOs:

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

As the Company has evolved, so too has the compensation program. During the last several years, Cinedigm’s executive compensation for NEOs has been transitioning to a more performance-oriented program. The Company aims to improve both shareholder returns and its cash position. To help achieve these goals, the Compensation Committee has designed the compensation program to reward the Chief Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value by linking a portion of pay to performance through annual cash and long-term equity incentives.

The compensation program generally consists of base salary, annual incentives, and long-term equity incentive compensation. In addition, all of our NEOs receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan, which is open to all employees. The Company does not provide supplemental retirement benefits for NEOs. Mr. McGurk and Mr. Opeka are the only NEOs who have employment agreements with the Company.

When the Company does not meet performance targets or the share price does not increase, executive pay and payouts are affected. For fiscal 2020, performance targets were not achieved and annual incentive payouts under the MAIP were not earned.

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

An overarching principle in delivering on these objectives is to ensure that compensation decisions are made in the Company’s best financial interests such that incentive awards are both affordable and reasonable, taking into account Company performance and circumstances and considering the interests of all stakeholders.

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
IV. Compensation Determination Process

The Compensation Committee designs the executive compensation program with the intention of accomplishing the goals described above. In determining executive compensation, the Compensation Committee obtains input and advice from its independent compensation consultant. The Compensation Committee reviews and approves compensation and performance awards to the CEO and executive officers and considers financial, operational and share price performance to determine appropriate executive compensation parameters. The Compensation Committee also considers the results of the prior stockholders’ advisory vote on executive compensation. To date, the stockholders have approved, on a non-binding advisory basis, of executive compensation.

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

For fiscal 2020, the Compensation Committee did not adjust the base salary of any of our NEOs. The Compensation Committee had made adjustments to the base salaries of Messrs. Loffredo and Opeka in fiscal 2019, and did not believe that any additional adjustments were warranted in fiscal 2020.

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

Threshold, target and maximum annual incentive opportunities for our NEOs for Fiscal 2020 were as follows:

MAIP Potential Awards

Executive Officer	Threshold	Target (as a % of base salary)	Maximum
Chris McGurk	37.5%	100%	150%
Gary S. Loffredo	25%	50%	100%
Erick Opeka	17.5%	35%	70%

At the beginning of fiscal 2019, the Compensation Committee established performance measures and goals set forth in the table below. The Compensation Committee retained the same measures for fiscal 2020. The measures include a Company and/or division component with a performance measure and an individual component. The Company/division measure consisted of consolidated adjusted EBITDA. Mr. Loffredo and Mr. Opeka, who each led a division in fiscal 2020, had a portion of their measurement determined by that division’s EBITDA performance as compared to EBITDA goals established at the beginning of the fiscal year.

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

The Compensation Committee reviewed Company EBITDA achievement against our fiscal 2020 objectives. The performance targets were not satisfied and there were no payouts under the executive officers’ annual cash incentive plan for fiscal 2020.

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

Performance Units

In fiscal 2019, under the 2017 Plan, the Compensation Committee granted Mr. McGurk 640,000 performance units and granted Messrs. Loffredo and Opeka 200,000 performance units. The performance units were designed to vest based on the achievement of cumulative internal adjusted EBITDA (“ Cumulative IAEBITDA”) targets determined in the sole and absolute discretion of the Compensation Committee, with 50% of such shares (“ Tranche A Units”) to vest based on
Cumulative IAEBITDA for the period April 1, 2018 to March 31, 2019 (the “ 2019 performance period”) and the other
50% of such shares (“ Tranche B Units”) to vest based on Cumulative IAEBITDA for the period April 1, 2019 to March
31, 2020 (the “ 2020 performance period”). The Company was given discretion to pay such awards in cash or in stock. Any performance units that are Tranche B Units would also include any Tranche A Units that were not earned based on performance in the 2019 performance period will become eligible to be earned during the 2020 performance period.

Performance Metrics	Target	Actual
2019 Cumulative IAEBITDA	> $9.1 million	$11.7 million
2020 Cumulative IAEBITDA	> $12.5 million	$6.0 million

Cumulative IABITDA for the 2019 performance period was $11.7 million. The Compensation Committee has approved the Tranche A Units earned by Messrs. McGurk, Loffredo and Opeka for the 2019 performance period, although such approval was delayed in light of overall Company performance and financial circumstances. The numbers of Tranche A Units earned by Messrs. McGurk, Loffredo and Opeka were 320,000, 100,000 and 100,000 Units, respectively, which shall be paid in stock. Cumulative IABITDA for the 2020 performance period was $6.0 million, and as such, the Compensation Committee has determined none of the Tranche B Units were earned and all were cancelled.

SARs

In fiscal 2019, the Compensation Committee granted SARs to the NEOs under our 2017 Plan. Mr. McGurk was granted 700,000 SARs, Mr. Loffredo was granted 407,610 SARs, and Mr. Opeka was granted 355,000 SARs. The SARs granted to Messrs. McGurk and Loffredo have an exercise price of $1.47 and will vest in equal installments on March 31 of each of 2019, 2020 and 2021. The SARs granted to Mr. Opeka have an exercise price of $1.16 and will also vest in equal installments on March 31 of each of 2019, 2020 and 2021. No grants were made during Fiscal 2020.

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

A summary of Mr. McGurk’s compensation package is located under the heading “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item 11.

Employment Agreement with Mr. McGurk and Employment Arrangements for other NEOs

The Company currently has employment agreements with Mr. McGurk and Mr. Opeka and employment arrangements with Mr. Loffredo for retention during periods of uncertainty and operational challenge. Additionally, the employment agreements and employment arrangements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item 11 for a description of the material terms of Messrs. McGurk’s and Opeka’s employment agreements and Mr. Loffredo’s employment arrangements.

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

The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during fiscal 2020.

Respectfully submitted,

The Compensation Committee of the Board of Directors
Patrick W. O’Brien, Chairman
Peter C. Brown
Zvi M. Rhine

Named Executives
The following table sets forth certain information concerning compensation received by the Company’s NEOs, consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, plus up to two additional persons for whom disclosures would have been provided but for the fact that they were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Christopher J. McGurk	2020	600,000	—	—	—	—	31,722	631,722
Chief Executive Officer and Chairman	2019	600,000	400,000	—	700,000	—	43,697	1,043,697
	2018	600,000	550,000	366,000	__	—	39,509	1,555,509

Gary S. Loffredo	2020	425,000	—	—	—	—	44,541	469,540
Chief Operating Officer,	2019	367,424	100,000	—	407,610	—	43,697	511,121
General Counsel and Secretary	2018	350,667	150,000	122,000	—	—	38,219	660,886

Erick Opeka	2020	325,000	—	—	—	—	15,611	340,611
President of Digital Networks	2019	292,295	100,000	—	355,000	—	7,537	399,831

(1) Excludes shares earned in June 2020 for fiscal year 2019 under performance share units (“PSUs”) to be paid during fiscal year 2021. See above for a description of the material terms of the PSUs.
(2) The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2020 and 2019, included in this Annual Report on Form 10-K (the “Form 10-K”).
(3) The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each NEO.
(4) Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each NEO, for the fiscal year ended March 31, 2020: for Mr. McGurk, $1,104 and $30,618; for Mr. Loffredo, $1,104 and $43,437; and for Mr. Opeka, $1,104 and $14,507.

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
On February 28, 2019, in connection with Mr. Loffredo’s promotion to Chief Operating Officer, Mr. Loffredo’s annual base salary was increased to $425,000.

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

Equity Compensation Plans
The following table sets forth certain information, as of March 31, 2020, regarding the shares of Cinedigm’s Class A Common Stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights [1]	Weighted average of exercise price of outstanding	Number of shares of Class A common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”) approved by shareholders	272,766	$15.00	—
Cinedigm 2017 Equity Incentive Plan (the “2017 Plan”)	—	—	3,742,297
Cinedigm compensation plans not approved by shareholders (2)	462,500	$26.5	—

(1)    Shares of Cinedigm Class A Common Stock
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

The following table sets forth certain information concerning outstanding equity awards of the Company’s NEOs at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2020

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	150,000	(2)	—		15.00	12/23/2020	—	—
	250,000	(2)	—		30.00	12/23/2020	—	—
	50,000	(2)	—		50.00	12/23/2020	—	—
	150,000	(3)	—		14.00	8/22/2023	—	—
	466,667	(4)	233,333	(4)	1.47	6/7/2028	—	—

Gary S. Loffredo	6,479	(5)	—		14.00	6/11/2020	—	—
	22,500	(6)	—		14.90	8/16/2021	—	—
	7,500	(7)	—		30.00	8/16/2021	—	—
	35,000	(8)	—		15.40	10/13/2023	—	—
	135,867	(9)	271,734	(9)	1.47	12/10/2028	—	—

Erick Opeka	4,000	(10)	—		15.10	4/20/2022	—	—
	8,000	(11)	—		18.10	9/2/2024	—	—
	236,667	(4)	118,333	(4)	1.16	9/28/2028	—	—

(1)    Reflects stock options and SARs granted under the Company’s 2000 Plan, except certain options granted to Mr. McGurk.
(2)    Reflects stock options not granted under the 2000 Plan or the 2017 Plan. Of such options, 1/3 in each tranche vested on December 23 of each of 2011, 2012 and 2013.
(3)    Of such total options, 1/3 vested on March 31 of each 2015, 2016 and 2017.
(4)    Consists of stock appreciation rights which vest as to 1/3 on March 31 of each of 2019, 2020 and 2021.
(5)    Of such total options, 1/3 vest on June 11 of each 2011, 2012 and 2013.
(6)    Such options vested on August 17, 2012.
(7)    Of such total options, 1/4 vested on August 17 of each 2012, 2013, 2014 and 2015.
(8)    Of such total options, 1/3 vested on October 13 of each 2014, 2015 and 2016.
(9)    Consists of stock appreciation rights which vest as to 1/3 on December 10 of each of 2019, 2020 and 2021.
(10)    1,000 of such options vested on April 20 of each of 2013, 2014, 2015 and 2016.
(11)    2,000 of such options vested on September 2 of each of 2015, 2016, 2017 and 2018.

Directors
The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$50,000	$50,000	$100,000
Tom Bu (1)	—	—	—
Patrick W. O’Brien ( Lead Independent Director)	62,000	$62,000	$124,000
Zvi M. Rhine	50,000	$50,000	$100,000
Peixin Xu	50,000	50,000	100,000
Peng Jin (2)	50,000	50,000	100,000
(1) Joined the Board on March 25, 2020.
(2) Resigned from the Board on March 25, 2020

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

As of June 29, 2020, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 77.2% of its outstanding Class A Common. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 29, 2020, certain information with respect to the beneficial ownership of the Class A
Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the
Company’s Class A Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer, its three other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”), and (iv) all of the
company’s directors and executive officers as a group

CLASS A COMMON STOCK
Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	1,495,925	(c)	1.4%
Gary S. Loffredo	184,000	(d)	*
Erick Opeka	132,705	(e)	*
Peter C. Brown	267,543	(f)	*
Tom Bu	0		--
Patrick W. O’Brien	244,486		*
Zvi M. Rhine	283,260	(g)	*
Peixin Xu	64,896,460	(h)	56.7%
Bison Capital Holding Company Limited	64,821,748	(i)	56.7%
Beitai Investment LP	21,646,604	(j)	21.0%
All directors and executive officers as a group (8 persons)	68,517,766	(k)	59.3%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 237 West 35th Street, Suite 605, New York, New York 10001.
(b)
Applicable percentage of ownership is based on 103,292,470 shares of Class A Common Stock outstanding as of June 29, 2020 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 29, 2020 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 29, 2020 and information provided by holders or otherwise known to the Company.

(c)	Includes (i) 600,000 shares of Class A Common Stock underlying currently exercisable options and (ii) 51,852 shares of Class A Common Stock underlying currently exercisable stock appreciation rights.
(d)	Includes 65,000 shares of Class A Common Stock underlying currently exercisable options.
(e)	Includes (i) 12,000 shares of Class A Common Stock underlying currently exercisable options and (ii) 45,705 shares of Class A Common Stock underlying currently exercisable stock appreciation rights.
(f)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)	Includes 7,400 shares of Class A Common Stock owned by Sabra Capital Partners, LLC, of which Mr. Rhine is the Principal.
(h)
Includes (i) 74,712 shares of Class A Common Stock owned directly, (ii) 23,566,667 shares of Class A Common Stock held by Bison Entertainment Investment Limited (“BEIL”), (iii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants held by Bison Entertainment and Media Group (“BEMG”), (iv) 8,224,114 shares, and 6,666,667 shares of Class A common stock subject to issuance upon conversion of a currently convertible note, held by Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 (“Bison Global”), (v) 5,672,439 shares of Class A Common Stock, and 3,333,333 shares of Class A common stock subject to issuance upon conversion of a currently convertible note, held by Mingtai Investment LP (“Mingtai”), (vi) 4,793,546 shares of Class A Common Stock held by Huatai Investment LP (“Huatai”), (vii) 3,898,615 shares of Class A Common Stock held by Antai Investment LP (“Antai”), and (viii) 7,266,367 shares of Class A Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. BFGL’s subsidiary acts as manager of Bison Global. Shangtai and Huatai are indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai.

(i)
Includes (i) 23,566,667 shares of Class A Common Stock held by BEIL, (ii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants held by BEMG, (iii) 8,224,114 shares, and 6,666,667 shares of Class A common stock subject to issuance upon conversion of a currently convertible note, held by Bison Global, (iv) 5,672,439 shares of Class A Common Stock, and 3,333,333 shares of Class A common stock subject to issuance upon conversion of a currently convertible note, held by Mingtai, (v) 4,793,546 shares of Class A Common Stock held by Huatai, (vi) 3,898,615 shares of Class A Common Stock held by Antai, and (vii) 7,266,367 shares of Class A Common Stock held by Shangtai. BEIL is wholly-owned by BEMG, which is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. MingTai is indirectly managed by a subsidiary of BFGL, which is controlled by Mr. Xu. BFGL’s subsidiary acts as manager of Bison Global. Shangtai and Huatai are indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Bison Capital Holding Company Limited is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.

(j)	Based on Amendment No. 1 to Schedule 13D filed on April 23, 2020. Mr. Jian Wang is the sole shareholder of BeiTai Investment LP.
(k)
Includes a total of 12,174,557 shares that are not currently outstanding, consisting of (i) 677,000 shares of Class A common stock underlying currently exercisable options, (ii) 97,557 shares of Class A common stock underlying currently exercisable stock appreciation rights, (iii) 1,400,000 shares of Class A common stock subject to issuance upon exercise of currently exercisable warrants, and (iv) 10,000,000 shares of Class A common stock subject to issuance upon conversion of currently exercisable convertible notes.

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

On July 20, 2018, the Company entered into the 2018 Loan Agreement with Bison Global, pursuant to which the Company borrowed from Bison Global the 2018 Loan of $10.0 million. On July 20, 2018, the Corporation also entered into a side letter with BEMG, pursuant to which BEMG agreed to make immediate payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, by the Lender prior to maturity. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of Bison Global and the sole indirect owner of BEMG. On July 12, 2019, the Company and Bison Global terminated the 2018 Loan, and an amount equal to the outstanding principal amount was converted into the Bison Convertible Note, the proceeds of which were used to pay off the 2018 Loan was paid in full. No early payment penalties were incurred. During the fiscal year ended March 2020, with respect to the 2018 Loan, (i) the largest aggregate amount of principal outstanding was $10.0 million, (ii) no principal was paid, and (iii) no interest was paid; as of March 31, 2020, no principal amount was outstanding.

On July 12, 2019, the Company issued the Bison Convertible Note to Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million. On April 15, 2020, the Company executed a letter amendment to the Bison Convertible Note, which, among other things, amended the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date to March 4, 2021. During the fiscal year ended March 2020, with respect to the Bison Convertible Note, (i) the largest aggregate amount of principal outstanding was $10.0 million, (ii) no principal was paid, and (iii) no interest was paid; as of March 31, 2020, $10.0 million of principal amount was outstanding.

On July 9, 2019, the Company entered into the July Stock Purchase Agreement with BEMG, pursuant to which the Company sold to BEMG a total of 2,000,000 July SPA Shares for an aggregate purchase price in cash of $3.0 million, priced at $1.50 per share. The sale of the July SPA Shares was consummated on July 9, 2019. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of BEMG.

On August 2, 2019, the Company entered into the August Stock Purchase Agreement with BEMG, pursuant to which the Company sold to BEMG a total of 1,900,000 August SPA Shares for an aggregate purchase price in cash of $2,850,000 priced at $1.50 per share. The sale of the August SPA Shares was consummated on August 2, 2019. Fengyan Jiang, the spouse of Peixin Xu, one of our directors, is the sole indirect owner of BEMG.

On October 9, 2019, the Company exercised its option to extend the Convertible Note held by Mingtai for an additional year. The new maturity date of the Convertible Note is October 9, 2020. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Peixin Xu, one of our directors. During the fiscal year ended March 2020, with respect to the Convertible Note, (i) the largest aggregate amount of principal outstanding was $5,000,000, (ii) no principal was paid, and (iii) no interest was paid; as of March 31, 2020, $5.0 million of principal amount was outstanding.

On April 10, 2020, the Company entered into the April Stock Purchase Agreement with Bison Global, Huatai, Antai, Mingtai  and Shangtai, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of Common Stock in consideration therefor (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated. Mingtai is indirectly managed by a subsidiary BFGL, which is controlled by Peixin Xu, one of our directors. BFGL’s subsidiary acts as manager of Bison Global. Shangtai and Huatai are indirectly managed by a subsidiary of BFGL. Peixin Xu controls the manager of the general partner of Antai.

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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2020 for filing with the SEC.
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

EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2021.
The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2020 and 2019. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.
The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2020	2019
(1) Audit Fees	$315,000	$368,000
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$315,000	$368,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2020 and 2019 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.
For the fiscal years ended March 31, 2020 and 2019, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See Index to Financial Statements on page 38 herein.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits
The exhibits are listed in the Exhibit Index beginning on page 64 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	‑
Agreement and Plan of Merger dated as of March 14, 2019 among the Company, Future Today Inc (“Future Today”), Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative) and the Company Stockholders identified therein. (41)

2.1.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 25, 2019, by and among Cinedigm Corp., C&F Merger Sub, Inc., Alok Ranjan and Vikrant Mathur (individually and as Stockholder Representative), Future Today Inc and the Company Stockholders identified therein (45)

3.1	‑	Fifth Amended and Restated Certificate of Incorporation of the Company. (42)
3.2	‑	Amended and Restated Bylaws of the Company, as amended. (19)
4.1	‑	Specimen certificate representing Class A common stock. (1)
4.2	‑	Specimen certificate representing Series A Preferred Stock. (7)
4.3	‑	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (16)
4.4	‑
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

4.6	‑	Note issued on July 20, 2018. (38)
4.7	‑	Note issued on October 9, 2018. (37)
4.8	‑	Guaranty Agreement, dated as of July 14, 2016, among the Guarantors and in favor of Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)
4.9	‑
Second Lien Security Agreement, dated as of July 14, 2016, among the Company, Loan Parties signatory thereto, certain Subsidiaries of the Company and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)

4.10	‑	Warrant issued on July 14, 2016. (24)
4.11	‑
Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (14)

4.12	‑	Form of Warrant issued on December 23, 2016. (26)
4.13	‑	Warrant issued on December 29, 2017. (33)
4.14	‑	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.15	‑	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (34)
4.16		Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (34)
4.17	‑	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.18	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (34)
4.19	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (34)
4.20	‑	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (34)
4.21	‑	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.22	‑	Description of Securities*
4.23	‑	Convertible Subordinated Promissory Note dated July 12, 2019. (40)
4.23.1		Letter Amendment dated April 15, 2020 by and between Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 SP and Cinedigm Corp. (47)

Exhibit Number		Description of Document
4.24	‑	Trademark Security Agreement dated as of July 3, 2019 by and between Comic Blitz II LLC and East West Bank. (40)
10.1	‑	Second Lien Loan Agreement, dated as of July 14, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)
10.1.1	‑
First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lender party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (23)

10.1.2	‑
Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (20)

10.1.3	‑
Third Amendment to Second Lien Loan Agreement, dated as of March 31, 2017, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (28)

10.1.4	‑	Consent dated June 28, 2019 to Second Lien Loan Agreement among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (40)
10.1.5	-	Consent dated June 26, 2020 to Second Lien Loan Agreement among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent*
10.2†	‑	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.2.1†	‑	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.2.2†	‑	Form of Notice of Restricted Stock Award. (3)
10.2.3†	‑	Form of Non-Statutory Stock Option Agreement. (4)
10.2.4†	‑	Form of Restricted Stock Unit Agreement (employees). (5)
10.2.5†	‑	Form of Stock Option Agreement. (2)
10.2.6†	‑	Form of Restricted Stock Unit Agreement (directors). (5)
10.2.7†	‑	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.2.8†	‑	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.2.9†	‑	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.2.10†	‑	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)
10.2.11†	‑	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.2.12†	‑	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2.13†	‑	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.2.14†	‑	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (22)
10.3†	‑	Cinedigm Corp. Management Incentive Award Plan. (9)
10.4†	‑	Form of Indemnification Agreement for non-employee directors. (10)
10.5†	‑	2017 Equity Incentive Plan of the Company. (29)
10.5.1†	‑	Form of Notice of Incentive Stock Option Grant. (30)
10.5.2†	‑	Form of Notice of Option Grant. (30)
10.5.3†	‑	Form of Notice of Restricted Stock Award. (30)
10.5.4†	‑	Form of Notice of Restricted Stock Unit Award. (30)
10.5.5†	‑	Form of Notice of Performance-Based Restricted Stock Award. (32)

Exhibit Number		Description of Document
10.5.6†	‑	Form of Notice of Stock Appreciation Right Grant (revised). (36)
10.5.7†		Amendment No. 1 to the 2017 Equity Incentive Plan. (46)
10.6	‑	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (23)
10.7	‑
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

10.8	‑	Term Loan Agreement, dated as of July 20, 2018, by and between the Company and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 SP. (38)
10.8.1	‑	Loan Termination Agreement dated as of July 12, 2019 between Cinedigm Corp. and Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1. (40)
10.9	‑	Side Letter dated as of July 20, 2018 between the Company and Bison Entertainment and Media Group (38)
10.10	‑	Strategic Advisor Agreement between Cinedigm Corp. and Ronald L. Chez dated as of April 3, 2017. (27)
10.11	‑
Lease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between 45 West 36th Street LLC and Cinedigm Corp., together with Sublease for 45 W. 36th Street, New York, NY, dated as of April 10, 2017 between NTT Data, Inc. and Cinedigm Corp. (28)

10.12	‑	Lease for 15301 Ventura Boulevard, Sherman Oaks, CA, dated as of January 4, 2017 between Douglas Emmett 2016 and Cinedigm Corp. (28)
10.13†	‑	Amended and Restated Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (17)
10.13.1†	‑	Amendment to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of January 4, 2017. (25)
10.13.2†	‑	Amendment No. 2 to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of June 7, 2018. (35)
10.14†	‑	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (11)
10.15	‑
Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (14)

10.16	‑	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.17	‑	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.18	‑	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (14)
10.19	‑	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (31)
10.20	‑	Form of Voting Agreement. (31)
10.21	‑	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (34)
10.21.1	‑	Amendment No. 2 to Loan, Guaranty and Security Agreement dated as of July 3, 2019 by and between the Company, East West Bank and the Guarantors named therein. (40)
10.21.2		Amendment No. 3 to Loan, Guaranty and Security Agreement dated as of July 31, 2019 by and among the Company, East West Bank and the Guarantors named therein. (44)
10.21.3		Amendment No. 4 to Loan, Guaranty and Security Agreement dated as of June 25, 2020 by and between the Company, East West Bank and the Guarantors named therein.*
10.22†	‑	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (39)

Exhibit Number		Description of Document
10.22.1†	‑	Letter of Promotion between Cinedigm Corp. and Gary S. Loffredo dated as of February 28, 2019.(41)
10.23†	‑	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of September 15, 2018. (41)
10.24	‑	Stock Purchase Agreement dated as of July 9, 2019 between Cinedigm Corp. and Bison Entertainment and Media Group. (40)
10.25	‑	Support Letter dated July 10, 2019 from Bison Entertainment and Media Group. (41)
10.26		Stock Purchase Agreement dated as of August 2, 2019 between Cinedigm Corp. and Bison Entertainment and Media Group. (43)
10.27		Stock Purchase Agreement, dated as of December 27, 2019, by and among Cinedigm Corp., BeiTai Investment LP and Aim Right Ventures Limited. (42)
10.27.1		Amendment No. 1, dated February 14, 2020, to Stock Purchase Agreement among Cinedigm Corp., BeiTai Investment LP and Aim Right Ventures Limited. (42)
10.28
Stock Purchase Agreement dated April 10, 2020, among Cinedigm Corp., Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP (47)

10.29		Securities Purchase Agreement dated May 20, 2020. (48)
10.30		Support Letter dated June 29, 2020 from Bison Entertainment and Media Group.*
10.31
Exchange Agreement dated as of June 24, 2020 among Cinedigm Corp. and BlueMountain Global Volatility Master Fund L.P., BlueMountain Logan Opportunities Master Fund L.P., Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Montenvers Master Fund SCA SICAV-SIF, and BlueMountain Foinaven Master Fund L.P. (49)

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
(14) Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(15) Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(16) Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(17) Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(18) Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(19) Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).
(20) Previously filed with the Securities and Exchange Commission on November 7, 2016 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-214486).
(21) Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(22) Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(23) Previously filed with the Securities and Exchange Commission on August 15, 2016 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(24) Previously filed with the Securities and Exchange Commission on July 19, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(25) Previously filed with the Securities and Exchange Commission on January 10, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(26) Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(27) Previously filed with the Securities and Exchange Commission on April 7, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(28) Previously filed with the Securities and Exchange Commission on June 29, 2017 as an exhibit to the Company's Form 10-K (File No. 001-31810).
(29) Previously filed with the Securities and Exchange Commission on September 1, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(30) Previously filed with the Securities and Exchange Commission on October 2, 2017 as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-220773).
(31) Previously filed with the Securities and Exchange Commission on November 6, 2017 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(32) Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(33) Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(34) Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(35) Previously filed with the Securities and Exchange Commission on June 11, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(36) Previously filed with the Securities and Exchange Commission on December 7, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).

(37) Previously filed with the Securities and Exchange Commission on October 12, 2018 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(38) Previously filed with the Securities and Exchange Commission on November 14, 2018 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(39) Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(40) Previously filed with the Securities and Exchange Commission on July 15, 2019 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(41) Previously filed with the Securities and Exchange Commission on July 16, 2020 as an exhibit to the Company's Form 10-K (File No. 001-31810).
(42) Previously filed with the Securities and Exchange Commission on February 14, 2020 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(43) Previously filed with the Securities and Exchange Commission on August 8, 2019 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(44) Previously filed with the Securities and Exchange Commission on August 26, 2019 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(45) Previously filed with the Securities and Exchange Commission on November 14, 2019 as an exhibit to the Company's Form 10-Q (File No. 001-31810).
(46) Previously filed with the Securities and Exchange Commission on December 5, 2019 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(47) Previously filed with the Securities and Exchange Commission on April 16, 2020 as an exhibit to the Company's Form 8-K (File No. 001-31810).
(48) Previously filed with the Securities and Exchange Commission on May 21, 2020 as an exhibit to the Company's Form 8-K (49)Previously filed with the Securities and Exchange Commission on June 26, 2020 as an exhibit to the Company's Form 8-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	July 2, 2020	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 2, 2020	By:	/s/ Gary Loffredo
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors ( Principal Executive Officer)	July 2, 2020
Christopher J. McGurk

/s/ Gary S. Loffredo	Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 2, 2020
Gary Loffredo

/s/ Peter C. Brown	Director	July 2, 2020
Peter C. Brown

/s/ Patrick O’Brien	Director	July 2, 2020
Patrick O'Brien

/s/ Zvi Rhine	Director	July 2, 2020
Zvi Rhine

/s/ Peixin Xu	Director	July 2, 2020
Peixin Xu

/s/ Tom Bu	Director	July 2, 2020
Tom Bu