Form 10-Q
period 2020-06-30
Cinedigm Corp.
filed 2020-08-14
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-31810
___________________________________
Cinedigm Corp.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

237 West 35th Street, Suite 605, New York, NY	10018
(Address of principal executive offices)	(Zip Code)
(212) 206-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CIDM	NASDAQ GLOBAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒ No ☐

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

As of August 12, 2020, 111,898,018 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2020	March 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,301	$14,294
Accounts receivable, net	26,549	34,785
Inventory, net	437	582
Unbilled revenue	1,801	1,992
Prepaid and other current assets	8,345	9,409
Total current assets	53,433	61,062
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	34,963	23,433
Property and equipment, net	6,457	7,967
Right-of-use assets	204	1,210
Intangible assets, net	6,333	6,924
Goodwill	8,701	8,701
Other long-term assets	5	143
Total assets	$111,096	$110,440
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$65,382	$77,085
Current portion of notes payable, including unamortized debt discount of $347 and $460 respectively (see Note 5)	32,364	37,249
Current portion of notes payable, non-recourse including unamortized debt discount of $563 and $763, respectively (see Note 5)	11,544	11,442
Operating lease liabilities	137	593
Current portion of deferred revenue	1,661	1,645
Total current liabilities	111,088	128,014
Notes payable	2,152	—
Operating lease liabilities, noncurrent	67	684
Deferred revenue, net of current portion	400	919
Other long-term liabilities	8	110
Total liabilities	113,715	129,727
Commitments and contingencies (see Note 7)
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at June 30, 2020 and March 31, 2020. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 150,000,000 shares authorized at June 30, 2020 and March 31, 2020; 104,606,655 and 63,251,429 shares issued and 103,292,819 and 61,937,593 shares outstanding at June 30, 2020 and March 31, 2020, respectively	103	62
Additional paid-in capital	437,450	400,784
Treasury stock, at cost; 1,313,836 Class A common shares at June 30, 2020 and March 31, 2020	(11,603)	(11,603)
Accumulated deficit	(430,849)	(410,904)
Accumulated other comprehensive income	12	92
Total stockholders’ deficit of Cinedigm Corp.	(1,328)	(18,010)
Deficit attributable to noncontrolling interest	(1,291)	(1,277)
Total deficit	(2,619)	(19,287)
Total liabilities and deficit	$111,096	$110,440
See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2020	2019
Revenues	$6,018	$9,803
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	2,679	3,612
Selling, general and administrative	3,840	5,849
Provision for doubtful accounts	—	270
Depreciation and amortization of property and equipment	1,524	1,774
Amortization of intangible assets	590	995
Total operating expenses	8,633	12,500
Loss from operations	(2,615)	(2,697)
Interest expense, net	(1,290)	(2,282)
Gain on extinguishment of notes payable	23	—
Changes in fair value of equity investment in Starrise, a related party	(15,794)	—
Other expense, net	(194)	(13)
Loss from operations before income taxes	(19,870)	(4,992)
Income tax expense	—	(47)
Net loss	(19,870)	(5,039)
Net loss attributable to noncontrolling interest	14	6
Net loss attributable to controlling interests	(19,856)	(5,033)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stockholders	(19,945)	(5,122)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.21)	$(0.13)
Weighted average number of Class A common stock outstanding: basic and diluted	94,416,684	38,351,161

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(19,870)	$(5,039)
Other comprehensive income: foreign exchange translation	(80)	6
Comprehensive loss	(19,950)	(5,033)
Less: comprehensive income attributable to noncontrolling interest	14	6
Comprehensive loss attributable to controlling interests	$(19,936)	$(5,027)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	$3,559	35,723,987	36	1,313,836	(11,603)	368,631	(400,936)	16	(40,297)	(1,293)	(41,590)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Stock issued in connection with the SPA with certain investors, net	—	—	10,666,666	11	—	—	7,139	—	—	7,150	—	7,150
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—	—	11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	17,187	—	—	17,187	—	17,187
Issuance of stock in connection with settlement of second lien loan	—	—	329,501	—	—	—	757	—	—	757	—	757
Exercise of warrants for Class A common stock	—	—	236,899	—	—	—	301	—	—	301	—	301
Stock-based compensation	—	—	—	—	—	—	177	—	—	177	—	177
Preferred stock dividends paid with common stock	—	—	267,079	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,856)	—	(19,856)	(14)	(19,870)
Balances as of June 30, 2020	7	$3,559	103,292,819	$103	1,313,836	$(11,603)	$437,450	$(430,849)	$12	$(1,328)	$(1,291)	$(2,619)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,870)	$(5,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	2,114	2,769
Changes in fair value of equity investment in Starrise	15,794	—
Gain on extinguishment of note payable	(23)	—
Gain from sale of property and equipment	(16)	—
Amortization of debt issuance costs included in interest expense	233	523
Provision for doubtful accounts	—	270
Recovery for inventory reserve	(328)	(133)
Stock-based compensation and expenses	177	11
Accretion and PIK interest expense added to note payable	176	395
Changes in operating assets and liabilities;
Accounts receivable	8,236	3,807
Inventory	473	194
Unbilled revenue	191	17
Prepaids and other current assets	1,135	(2,534)
Accounts payable and accrued expenses	(11,527)	4,145
Deferred revenue	(503)	(410)
Net cash (used in) provided by operating activities	(3,738)	4,015
Cash flows from investing activities:
Purchases of property and equipment	(79)	(252)
Sale of equity investment in Starrise	587	—
Net cash provided by (used in) in investing activities	508	(252)
Cash flows from financing activities:
Payment of notes payable	(7,754)	(5,493)
Proceeds under revolving credit agreement, net	3,388	—
Proceeds from PPP Loan	2,152	—
Proceeds from issuance of Class A common stock, net	7,451	—
Net cash provided by (used in) in financing activities	5,237	(5,493)
Net change in cash and cash equivalents	2,007	(1,730)
Cash, cash equivalents, and restricted cash at beginning of period	15,294	18,872
Cash, cash equivalents, and restricted cash at end of period	$17,301	$17,142

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information)

1.NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. ("Cinedigm," the "Company," "we," "us," or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a servicer of digital cinema assets for over 12,000 movie screens in both North America and several international countries.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $430.8 million and negative working capital of $57.7 million as of June 30, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of June 30, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share, (the "Common Stock" or "Class A common stock"), at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-238183) which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The aggregate gross proceeds for the sale of the Shares was $8.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million. The Company intends to use the net proceeds for working capital and other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

On July 16, 2020, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement” ) with the Investors for the purchase and sale of 7,213,334 shares (the “July Shares”) of Class A common stock at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-239710) which was declared effective by the Securities and Exchange Commission on July 10, 2020 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million.

The Company closed the transaction on July 20, 2020. The aggregated gross proceeds from the sale of the July Shares were approximately $10.8 million. The net proceeds to the Company from the sale of the July Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.0 million. The Company intends to use the net proceeds from the transaction for working capital and for other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

Equity Investment

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Class A common stock as consideration.

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

Starrise's ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.38 per share on August 13, 2020, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $17.8 million.

Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPN Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPN Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of outstanding Second Lien Loans. The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension.

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021. The Bison Convertible note due 2021 is also convertible into Common Stock at our election. See Note 5 - Notes Payable.

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

On June 25, 2020, the Company signed an amendment to extend the maturity date of the East West credit facility from March 30, 2021 to June 30, 2021.

We believe the combination of: (i) our cash and cash equivalent balances as of June 30, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension of maturity dates of our borrowings, the ability to convert the convertible debt into Class A common stock, the Starrise equity investment, the capital raises during and subsequent to June 30, 2020, and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended June 30, 2020 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	June 30, 2020	March 31, 2020
Cash and Cash Equivalents	$16,301	$14,294
Restricted Cash	1,000	1,000
	$17,301	$15,294

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

On April 10, 2020, the Company purchased an additional interest of 15% in Starrise in a private transaction from shareholders of Starrise that are affiliated with the major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company's common stock of $11.0 million, valued at the date of the issuance of the Class A common stock of the Company. The difference in the value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Starrise.

The Company has accounted for these investments under the equity method of accounting as the Company can exert significant influence over Starrise with its direct ownership and affiliation with the Company’s majority shareholders. The Company has made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Starrise.

During the three months ended June 30, 2020, the Company sold 5,384,000 of Starrise shares for net proceeds of approximately $0.6 million which resulted in a loss on sale of approximately $50 thousand.

As of June 30, 2020 and March, 31, 2020, the value of our equity investment in Starrise, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $35.0 million and $23.4 million, respectively, resulting in an unrealized loss for the change in fair value of approximately $15.8 million for the three months ended June 30, 2020, on our consolidated statement of operations.

NON-MONETARY TRANSACTIONS

During the three months ended June 30, 2020, the Company entered in agreements with certain vendors to transfer 9,006,215 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.3 million for the three months ended June 30, 2020 or 3,408,000 Starrise shares. Subsequent to June 30, 2020, the Company transferred 2,010,000 shares in Starrise amounting to approximately $0.1 million related to such vendor liabilities.
There was no gain or loss resulting from these transactions.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances was $0.2 million, for each of the three months ended June 30, 2020 and 2019.

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
We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed, and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its intended use, the costs are amortized over the useful life of the software. Post-configuration training and maintenance costs are expensed as incurred.

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

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•Level 1 – quoted prices in active markets for identical investments
•Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of June 30, 2020 and March 31, 2020 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the quoted market price of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2020 and March 31, 2020:

As of June 30, 2020
(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—		$—	$1,000
Equity investment in Starrise, at fair value	34,963	—		—	34,963
	$35,963	$—	—	$—	$35,963

As of March 31, 2020
(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—		$—	$1,000
Equity investment in Starrise, at fair value	23,433	—		—	23,433
	$24,433	$—	—	$—	$24,433

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At June 30, 2020 and March 31, 2020, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $11.8 million and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months June 30, 2020 and 2019 no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2020 and 2019.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Goodwill at June 30, 2020 and March 31, 2020	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

•identifying the contract, or contracts, with the customer;
•identifying the performance obligations in the contract;
•determining the transaction price;
•allocating the transaction price to performance obligations in the contract; and
•recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVDs and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

Payment terms and conditions vary by customer and typically provide net 30 to 90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less. We have in the past entered into arrangements in connection with activation fees due from our System deployments that had extended payment terms. The outstanding balances on these arrangements are insignificant and hence the impact of significant financing would be insignificant.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 30 and 35 digital projection Systems, respectively, for an aggregate sales price of approximately $195.0 thousand and $0.4 million, and recognized revenue of $76.2 thousand and $0.4 million, during the three months ended June 30, 2020 and 2019, respectively.

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

Principal Agent Considerations

We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

•which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
•which party has discretion in establishing the price for the specified good or service.

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

Our CEG segment recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2020 was $2.1 million. For the three months ended June 30, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended June 30, 2020 and 2019, $0.6 million and $0.8 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $2.1 million. We expect to recognize approximately $1.7 million of this balance over the next 12 months, and the remainder thereafter.

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

The following tables present the Company's revenue categories for the three months ended June 30, 2020:
(in thousands):

	Three Months Ended June 30,
	2020	2019
Cinema Equipment Business:
Phase I Deployment	$31	$1,854
Phase II Deployment	398	459
Services	100	1,330
Digital System Sales	76	350
Total Cinema Equipment Business revenue	$605	$3,993

Content & Entertainment Business:
Base Distribution Business	$2,157	$3,135
OTT Streaming and Digital	3,256	2,675
Total Content & Entertainment Business revenue	$5,413	$5,810

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019
Selling, general and administrative	$177	$11
	$177	$11

During the three months ended June 30, 2020 and 2019, the Company did not grant stock appreciation rights ("SARs").The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $110 thousand, of stock-based compensation recorded for the three months ended June 30, 2020 and 2019, respectively relating to these SARs.

Total SARs outstanding are as follows:

Three Months Ended June 30, 2020
SARs Outstanding March 31, 2020	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding June 30, 2020	1,462,610

There are 696,050 units of performance stock units ("PSU") which were granted on July 26, 2018 fully vested but not paid yet. There was no stock-based compensation recorded related to these units for the three months ended June 30, 2020 and there was a cumulative adjustment of $166 thousand of stock-based compensation recorded for the three months ended June 30, 2019.

There was $1 thousand of stock-based compensation recorded in the three months ended June 30, 2020 and 2019, respectively, related to employees' restricted stock awards.

There was $66 thousand of stock-based compensation recorded for the three months ended June 30, 2020 and 2019 respectively, related to board of directors.
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

We incurred net losses for the three months ended June 30, 2020 and 2019, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,940,138 shares and 4,155,921 shares as of June 30, 2020 and 2019, respectively, and 9,999,999 shares from the convertible notes issued on October 9, 2018 and on July 12, 2019, were excluded from the computations of loss per share, as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three months ended June 30, 2020 and 2019, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our consolidated financial statements

3.  OTHER INTERESTS

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

As of June 30, 2020 and March 31, 2020, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.2 million and $0.4 million as of June 30, 2020 and March 31, 2020 which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations include $9 thousand and $0.3 million of digital cinema servicing revenue from CDF2 Holdings for each of the three months ended June 30, 2020 and 2019, respectively.

Total Stockholders' Deficit of CDF2 Holdings at June 30, 2020 and March 31, 2020 was $35.9 million and $31.8 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2020 and March 31, 2020 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. For each of the three months ended June 30, 2020 and June 30, 2019, we recorded income tax expense of approximately zero and $47 thousand, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2020 and 2019 was zero and negative 0.9%, respectively.

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

5. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2020		March 31, 2020
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$12,107	$—	$12,205	$—
Total non-recourse notes payable	12,107	—	12,205	—
Less: Unamortized debt issuance costs and debt discounts	(563)	—	(763)	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$11,544	$—	$11,442	$—

Bison Note Payable	$10,000	$—	$10,000	$—
Second Lien Loans	7,493	—	8,222	—
Credit Facility	10,218	—	14,487	—
MingTai Convertible Note	5,000	—	5,000	—
PPP Loan	—	2,152	—	—
Total recourse notes payable	32,711	2,152	37,709	—
Less: Unamortized debt issuance costs and debt discounts	(347)	—	(460)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$32,364	$2,152	$37,249	$—
Total notes payable, net of unamortized debt issuance costs	$43,908	$2,152	$48,691	$—

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2020, and March 31, 2020, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

The Prospect Loan matures on March 31, 2021 and may be accelerated upon a change in control (as defined in the agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon insolvency of DC Holdings. We are permitted to pay the full outstanding balance of the Prospect Loan at any time after the second anniversary of the initial borrowing, subject to the following prepayment penalties:

•5.0% of the principal amount prepaid between the second and third anniversaries of issuance;
•4.0% of the principal amount prepaid between the third and fourth anniversaries of issuance;
•3.0% of the principal amount prepaid between the fourth and fifth anniversaries of issuance;
•2.0% of the principal amount prepaid between the fifth and sixth anniversary of issuance;
•1.0% of the principal amount prepaid between the sixth and seventh anniversaries of issuance; and
•No penalty if the balance of the Prospect Loan, including accrued interest, is prepaid thereafter.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	June 30, 2020	March 31, 2020
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(62,671)	(62,573)
Prospect Loan, net	12,107	12,205
Less current portion	12,107	12,205
Total long term portion	$—	$—

Bison Note Payable

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

Bison Convertible Note

The Bison Convertible Note has a term ending on March 4, 2021, and bears interest at 5% per annum. The principal is due on March 4, 2021, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company's option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company's Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company's Class A common stock, based on initial conversion price of $1.50 per share.

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

Second Secured Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of June 30, 2020 we have an outstanding balance of $7.5 million which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of June 30, 2020, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. There were no shares issued in the three months ended June 30, 2020. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock in exchange for $842 thousand principal amount and accrued and unpaid interest of Second Lien Loans with the holders of such notes. The surrendered notes were immediately canceled and the Company recognized a gain on extinguishment of $23 thousand.

On June 26, 2020, the Company entered into a consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 paid in connection with this extension.

Credit Facility and Cinedigm Revolving Loans

On March 30, 2018, the Company entered into the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “Credit Facility”) for a maximum of $19.0 million in revolving loans outstanding at any one time with a maturity date of March 31, 2020, which may be extended for two successive one-year periods at the sole discretion of the lender, subject to certain conditions.

Interest under the Credit Facility is due monthly at a rate elected by the Company of either 0.5% plus Prime Rate or 3.25% above LIBOR Rate established by the lender.

As of June 30, 2020 and March 31, 2020, there was $10.2 million and $14.5 million outstanding, respectively, and there was $0.8 million available, under the Credit Facility based on the Company's borrowing base as of June 30, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. This amendment also includes a financial covenant that begins on August 31, 2020.

MingTai Convertible Note

On October 9, 2018, the Company issued a subordinated convertible note (the “Mingtai Convertible Note”) to MingTai for $5.0 million. All proceeds from the Mingtai Convertible Note were used to pay the then-outstanding $5.0 million 2013 Notes. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company's option. The Mingtai Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. On October 9, 2019, the Company signed an extension, for one additional year from the original maturity date to be due on October 9, 2020. The Mingtai Convertible Note will continue in full force and effect in accordance with its terms, including Company’s right to further extend the maturity date of this note, if it so elects.

The Mingtai Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest of this Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock at the conversion rate of $1.50.

Upon conversion prior to maturity by Mingtai, or the Company, we may elect to settle such conversion in shares of our Class A common stock, cash or a combination thereof. Upon the maturity date, the Company has the option to pay in Class A common shares convertible at the greater of the closing price of the Class A common stock or $1.10. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in capital) of $270 thousand. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value similar nonconvertible debt; the debt discount is being amortized to interest expense using the effective interest method over the one year term of the Mingtai Convertible Note.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender. The PPP Loan matures on April 10, 2022 (the “PPN Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPN Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three months ended June 30, 2020, we issued 41,355,226 shares of Class A common stock in connection with the sale of 10,666,666 shares of our Class A common stock, 29,855,081 in connection with the Starrise transaction, settlement of a portion of the outstanding second lien loan, and the issuances of Class A common stock for warrants exercised and preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of June 30, 2020 and 2019. In July 2020, we paid the preferred stock dividends in arrears in the form of 44,913 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at June 30, 2020 and March 31, 2020.

CINEDIGM’S EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the "2000 Plan") may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv)

performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cinedigm by Bison, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants.

As of June 30, 2020, there were 265,887 stock options outstanding in the Plan with weighted average exercise price of $15.02 and a weighted average contract life of 2.86 years. As of March 31, 2020, there were 272,766 shares outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.11 years.

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

The analysis of all options outstanding under the 2000 Plan as of June 30, 2020 is as follows:

As of June 30, 2020
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	5.00	$7.40	$—
$13.70 - $24.40	253,387	2.87	14.72	—
$30.00 - $ 50.00	7,500	1.13	30.00	—
	265,887			$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of June 30, 2020, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the 2000 Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of June 30, 2020, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of June 30, 2020. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued in connection with Convertible Notes exchange transaction	244,141	December 2021	$1.31
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

The warrants issued in connection with the Second Lien Loans (See Note 5 - Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights. On June 4, 2020, Ronald L. Chez exercised warrants to purchase 236,899 shares of Class A common stock in connection with the Second Lien Loans, resulting in gross proceeds of $301 thousand.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of  June 30, 2020

(In thousands)	Classification on the Balance Sheet	June 30, 2020
Assets

Noncurrent	Operating lease right-of-use asset	$204

Liabilities

Current	Operating leases - current portion	$137
Noncurrent	Operating leases - long -term portion	67
Total operating lease liabilities		$204

Weighted-average discount rate (1)
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
Three Months Ended
(In thousands)	June 30, 2020
Operating lease cost	$86
Total lease cost	$86

Other Information

The table below presents supplemental cash flow information related to leases:
Three Months Ended
(In thousands)	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$88

The Company terminated an office lease in Los Angeles in April 2020 and a lease for office equipment was terminated in June 2020. The Company removed the right-of-use assets of $927 thousand and the lease liabilities of $1.0 million as of June 30, 2020 The estimated future lease liabilities are not expected to be material for the remaining outstanding office and equipment leases.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
(In thousands)	2020		2019
Cash interest paid	$25		$1,716
Accrued dividends on preferred stock	89		89
Issuance of Class A common stock for payment of preferred stock dividends	89		89
Issuance of Class A common stock to Starrise, a related party	11,046		106
Contributed capital under the Starrise transaction, a related party	17,187		—
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	—		90
Settlement of second lien loan with Class A common stock	757		—
Starrise shares used to pay down vendors	335	—	—

9. SEGMENT INFORMATION

We operate in two reportable segments: Cinema Equipment Business and Content & Entertainment Business. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our CODM to evaluate performance, which is generally the segment's operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Cinema Equipment Business
Financing vehicles and administrators for 3,328 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,164 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading distributor of independent content, and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$15	$—	$24,001	$11,544	$—	$137
Content & Entertainment Business	6,313	8,701	45,674	—	—	41
Corporate	5	—	41,421	—	34,516	26
Total	$6,333	$8,701	$111,096	$11,544	$34,516	$204

	As of March 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$23	$—	$34,465	$11,442	$—	$594
Content & Entertainment Business	6,895	8,701	49,923	—	—	73
Corporate	6	—	26,052	—	37,249	610
Total	$6,924	$8,701	$110,440	$11,442	$37,249	$1,277

	Statements of Operations
	Three Months Ended June 30, 2020
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$605	$5,413	$—	$6,018
Direct operating (exclusive of depreciation and amortization shown below)	182	2,497	—	2,679
Selling, general and administrative	549	1,895	1,396	3,840
Allocation of corporate overhead	124	784	(908)	—
Depreciation and amortization of property and equipment	1,403	103	18	1,524
Amortization of intangible assets	8	582	—	590
Total operating expenses	2,266	5,861	506	8,633
Loss from operations	$(1,661)	$(448)	$(506)	$(2,615)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the three months ended June 30, 2020.

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

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $11.0 thousand for the three months ended June 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	2	4	5	11
Total stock-based compensation	$2	$4	$5	$11

10. SUBSEQUENT EVENTS

Registered Direct Offering

On July 16, 2020, the Company entered into another securities purchase agreement (the “July Securities Purchase Agreement” ) with the Investors for the purchase and sale of 7,213,334 shares (the “July Shares”) of the Company’s Class A common stock, at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-239710) which was declared effective by the Securities and Exchange Commission on July 10, 2020 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million.

The Company closed the transaction on July 20, 2020. The aggregated gross proceeds from the sale of the July Shares were approximately $10.8 million. The net proceeds to the Company from the sale of the July Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.0 million. The Company intends to use the net proceeds from the transaction for working capital and for the other general corporate purposes, which may include, among other things, product development, acquisitions, capital expenditures, and other business opportunities.

Transfer of Starrise Shares

Subsequent to June 30, 2020, the Company transferred 2,010,000 Starrise ordinary shares amounting to approximately $0.1 million related to certain vendor liabilities.

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

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of June 30, 2020, all of our 3,328 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of

VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of June 30, 2020, we had approximately $12.1 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $34.9 million of outstanding debt principal, as of June 30, 2020 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As part of our Cinema Equipment business, we earn revenues that are generated when movies are exhibited by theatres. Many movie theatres in the United States closed during the spring of 2020 due to COVID-19 restrictions and many of those have not yet re-opened, or have re-opened on a limited basis. To the extent movies are not shown in movie theatres due to the closures, we have not received, and will not receive, related revenue. The studios that produce movies may elect to delay the release of movies until theatres re-open, or to bypass exhibiting movies in theatres at all and distribute the movies through other means, such as on streaming platforms, in which case we would not earn revenues at all from such movies.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$605	$3,993	$(3,388)	(85)%
Content & Entertainment Business	5,413	5,810	(397)	(7)%
	$6,018	$9,803	$(3,785)	(39)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase II Deployment Systems. Phase II Deployment Systems deployment period for major studios ended in November 2018, which combined, contributed to the decrease in revenues.

Revenues in the Content & Entertainment Business segment decreased mainly due to lower sales volume of owned and licensed products offset by higher distributed fees.

Direct Operating Expenses

	Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$182	$234	$(52)	(22)%
Content & Entertainment Business	2,497	3,378	(881)	(26)%
	$2,679	$3,612	$(933)	(26)%

Decrease in direct operating expenses in the three months ended June 30, 2020 for the Content & Entertainment Business compared to the prior period was primarily due to a decrease in revenue.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$549	$496	$53	11%
Content & Entertainment Business	1,895	3,224	(1,329)	(41)%
Corporate	1,396	2,129	(733)	(34)%
	$3,840	$5,849	$(2,009)	(34)%

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased, by $2.0 million, primarily due to a $1.0 million decrease in personnel related expenses and $0.3 million in real estate and occupancy expenses, as a result of our cost cutting initiatives, a decrease of $0.5 million in professional consulting services and a decrease of $0.1 million in travel related expenses.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,403	$1,646	$(243)	(15)%
Content & Entertainment Business	103	86	17	20%
Corporate	18	42	(24)	(57)%
	$1,524	$1,774	$(250)	(14)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as additional digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal year 2020.

Interest expense, net

	Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$578	$828	$(250)	(30)%
Corporate	712	1,454	(742)	(51)%
	$1,290	$2,282	$(992)	(43)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period, primarily on the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans.

Income Tax Expense

We recorded income tax expense of approximately zero and $0.1 million of income tax expense for the three months ended June 30, 2020 and 2019, respectively, in our Cinema Equipment Business and Corporate segments for state and federal income taxes.
.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended June 30, 2020 decreased by $0.7 million, or 134%, compared to the three months ended June 30, 2019. Adjusted EBITDA income from our Content & Entertainment business and corporate segment was $0.1 million for the three months ended June 30, 2020 compared to negative $2.3 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA compared to the prior period is primarily due to a decrease in selling, general and administrative expense.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2020	2019
Net loss	$(19,870)	$(5,039)
Add Back:
Income tax expense	—	47
Depreciation and amortization of property and equipment	1,524	1,774
Amortization of intangible assets	590	995
Interest expense, net	1,290	2,282
Changes in fair value on equity investment in Starrise	15,794	—
Other expense, net	299	463
Stock-based compensation and expenses	177	11
Net income attributable to noncontrolling interest	14	6
Adjusted EBITDA	$(182)	$539

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,403)	$(1,646)
Amortization of intangible assets	(8)	(11)
Stock-based compensation and expenses	—	1
Loss (income) from operations	1,661	(1,133)
Adjusted EBITDA from Content & Entertainment business and corporate segment	$68	$(2,250)

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K, filed with the SEC on July 6, 2020.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included herein.

Liquidity and Capital Resources

We incurred consolidated net loss of $19.9 and $5.0 for the three months ended June 30, 2020 and 2019, respectively. We have an accumulated deficit of $430.8 million, and negative working capital of $57.7 million, as of June 30, 2020. In addition, we have significant debt-related contractual obligations as of June 30, 2020 and beyond.

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

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”). The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. At the same time, the 2017 Loan was terminated and the proceeds of the 2018 Loan were used to pay off the 2017 Loan. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Bison Convertible Note with Bison Global.

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

Non-Recourse Indebtedness

Our Cinema Equipment Business has historically been financed through a series of non-recourse loans. Certain of the subsidiaries that make up the Cinema Equipment Business have pledged their assets as collateral for, and are liable with respect to, certain indebtedness for which our other subsidiaries and their assets generally are not. We have referred to this indebtedness as "non-recourse debt" because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan, the KBC Facilities, the 2013 Term Loans, the P2 Vendor Note and the P2 Exhibitor Notes. The balance of our non-recourse debt, net of related debt issuance costs, as of June 30, 2020 was $11.5 million for our Cinema Equipment Business segment. We continue to expect cash flows from our Cinema Equipment Business operations will be sufficient to satisfy our liquidity and contractual requirements that are linked to these operations.

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

As of June 30, 2020 and March 31, 2020, respectively, there was $10.2 million and $14.5 million outstanding, respectively, and there was $0.8 million available, under the Credit Facility based on the Company's borrowing base as of June 30, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became additional Guarantors under the EWB Credit Agreement. On June 25, 2020, the Company signed amendment, No. 4 to extend the maturity date to June 30, 2021 and to waive certain event of default provisions.

Other Indebtedness

On October 9, 2018, the Company issued the Mingtai Convertible Note for $5.0 million. All proceeds from the Mingtai Convertible Note were used to pay the then-outstanding $5.0 million 2013 Notes. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one-year extensions at the Company's option. The Mingtai Convertible Note is convertible into 3,333,333 shares of the Company's Class A common stock, based on initial conversion price of $1.50 per share. On October 9, 2019, the Company signed an extension, for one additional year from the original maturity date to be due on October 9, 2020. This note will continue in full force and effect in accordance with its terms, including Company’s reservation of its right to further extend the maturity date of this note, if it so elects.

The Mingtai Convertible Note is convertible at the option of the Lender, or the Company, at any time prior to payment in full of the principal balance, and all accrued interest of this Mingtai Convertible Note in whole, or in part, into fully paid and non-assessable shares of Company’s Class A common stock at the conversion rate of $1.50.

Upon conversion prior to maturity by Mingtai, or the Company, we may elect to settle such conversion in shares of our Class A common stock, cash or a combination thereof. Upon the maturity date, the Company has the option to pay in Class A common shares convertible at the greater of the closing price of the Class A common stock or $1.10. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to additional paid-in capital) of $270 thousand. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value similar nonconvertible debt; the debt discount is being amortized to interest expense using the effective interest method over the one year term of the Mingtai Convertible Note.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPN Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPN Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

In addition, as discussed in more detail in Note 5 - Notes Payable, our debt obligations have instituted certain financial and liquidity covenants and capital requirements, and from time to time, we may need to use available capital resources and raise additional capital to satisfy these covenants and requirements.

Changes in our cash flows were as follows:

Cash Flows

	For the Three Months Ended June 30,
($ in thousands)	2020	2019
Net cash (used) provided by operating activities	$(3,738)	$4,015
Net cash provided (used) in investing activities	508	(252)
Net cash provided (used) in financing activities	5,237	(5,493)
Net change in cash and cash equivalents	$2,007	$(1,730)

As of June 30, 2020, we had cash and restricted cash balances of $17.3 million.

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

Cash flows used in investing activities consisted of proceeds from the sale of Starrise shares of $0.6 million and purchases of property, equipment and internal use software.

For the three months ended June 30, 2020, cash flows used in financing activities reflects payments of approximately $7.8 million for the Credit Facility and Prospect Loan, offset by $3.4 million from Credit Facility draw, $7.5 million received in connection with the sale of 10,666,666 shares of Class A common stock and exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

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

We believe the combination of: (i) our cash and cash equivalent balances as of June 30, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension of maturity dates of our borrowings, the ability to convert the convertible debt into Class A common stock, the Starrise equity investment, the capital raises during and subsequent to June 30, 2020, and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during this fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2020, the Company issued an additional 33,465 shares of Class A common stock as an adjustment in accordance with terms of the Exchange Agreement. These shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 43 herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Promissory Note dated April 10, 2020
31.1	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	August 14, 2020	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 14, 2020	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)