Form 10-Q
period 2020-09-30
Cinedigm Corp.
filed 2020-11-16
CIK 1173204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2020

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

As of November 12, 2020, 129,833,695 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CINEDIGM CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2020	March 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,503	$14,294
Accounts receivable, net	23,245	34,785
Inventory, net	242	582
Unbilled revenue	2,228	1,992
Prepaid and other current assets	9,380	9,409
Total current assets	51,598	61,062
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	14,468	23,433
Property and equipment, net	5,118	7,967
Right-of-use assets	169	1,210
Intangible assets, net	5,743	6,924
Goodwill	8,701	8,701
Other long-term assets	5	143
Total assets	$86,802	$110,440
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued expenses	$57,265	$77,085
Current portion of notes payable, including unamortized debt discount of $— and $460 respectively (see Note 5)	16,643	37,249
Current portion of notes payable, non-recourse including unamortized debt discount of $358 and $763, respectively (see Note 5)	11,749	11,442
Operating lease liabilities	135	593
Current portion of deferred revenue	1,750	1,645
Total current liabilities	87,542	128,014
Notes payable	2,152	—
Operating lease liabilities, noncurrent	34	684
Deferred revenue, net of current portion	60	919
Other long-term liabilities	8	110
Total liabilities	89,796	129,727
Commitments and contingencies (see Note 7)
Stockholders’ deficit
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at September 30, 2020 and March 31, 2020. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 200,000,000 shares authorized at September 30, 2020 and March 31, 2020; 123,041,378 and 63,251,429 shares issued and 121,727,542 and 61,937,593 shares outstanding at September 30, 2020 and March 31, 2020, respectively	122	62
Additional paid-in capital	463,741	400,784
Treasury stock, at cost; 1,313,836 Class A common shares at September 30, 2020 and March 31, 2020	(11,603)	(11,603)
Accumulated deficit	(457,481)	(410,904)
Accumulated other comprehensive (loss) income	(18)	92
Total stockholders’ deficit of Cinedigm Corp.	(1,680)	(18,010)
Deficit attributable to noncontrolling interest	(1,314)	(1,277)
Total deficit	(2,994)	(19,287)
Total liabilities and deficit	$86,802	$110,440

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues	$7,182	$10,241	$13,200	$20,044
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,330	4,087	7,009	7,699
Selling, general and administrative	6,168	4,988	10,008	10,837
(Recovery) provision for doubtful accounts	(193)	56	(193)	326
Depreciation and amortization of property and equipment	1,345	1,609	2,869	3,383
Amortization of intangible assets	591	594	1,181	1,589
Total operating expenses	12,241	11,334	20,874	23,834
Loss from operations	(5,059)	(1,093)	(7,674)	(3,790)
Interest expense, net	(1,194)	(1,813)	(2,484)	(4,095)
Loss on extinguishment of notes payable	(335)	—	(312)	—
Changes in fair value of equity investment in Starrise, a related party	(19,832)	—	(35,626)	—
Other expense, net	(327)	(155)	(521)	(168)
Loss from operations before income taxes	(26,747)	(3,061)	(46,617)	(8,053)
Income tax benefit (expense)	181	(27)	181	(74)
Net loss	(26,566)	(3,088)	(46,436)	(8,127)
Net income (loss) attributable to noncontrolling interest	23	(7)	37	(1)
Net loss attributable to controlling interests	(26,543)	(3,095)	(46,399)	(8,128)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net loss attributable to common stockholders	$(26,632)	$(3,184)	$(46,577)	$(8,306)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.23)	$(0.08)	$(0.45)	$(0.21)
Weighted average number of Class A common stock outstanding: basic and diluted	114,532,217	41,439,520	104,529,411	39,903,778

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(26,566)	$(3,088)	$(46,436)	$(8,127)
Other comprehensive (loss) income: foreign exchange translation	(30)	22	(110)	28
Comprehensive loss	(26,596)	(3,066)	(46,546)	(8,099)
Less: comprehensive income (loss) attributable to noncontrolling interest	23	(7)	37	(1)
Comprehensive loss attributable to controlling interests	$(26,573)	$(3,073)	$(46,509)	$(8,100)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	3,559	35,723,987	36	1,313,836	(11,603)	368,631	(400,936)	16	(40,297)	(1,293)	(41,590)
Foreign exchange translation	—	—	—	—	—	—	—	—	22	22	—	22
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Issuance of Class A common stock	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Preferred stock dividends paid with common stock	—	—	65,749	—	—	—	89	(89)	—	—	—	—
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Net (loss) income	—	—	—	—	—	—	—	(3,095)	—	(3,095)	7	(3,088)
Balances as of September 30, 2019	7	$3,559	39,689,736	$40	1,313,836	$(11,603)	$375,222	$(404,120)	$38	$(36,864)	$(1,286)	$(38,150)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)
(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Non-Controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Stock issued in connection with the SPA with certain investors, net	—	—	10,666,666	11	—	—	7,139	—	—	7,150	—	7,150
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—	—	11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	17,187	—	—	17,187	—	17,187
Issuance of stock in connection with settlement of second lien loan	—	—	329,501	—	—	—	757	—	—	757	—	757
Exercise of warrants for Class A common stock	—	—	236,899	—	—	—	301	—	—	301	—	301
Stock-based compensation	—	—	—	—	—	—	177	—	—	177	—	177
Preferred stock dividends paid with common stock	—	—	267,079	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,856)	—	(19,856)	(14)	(19,870)
Balances as of June 30, 2020	7	3,559	103,292,819	103	1,313,836	(11,603)	437,450	(430,849)	12	(1,328)	(1,291)	(2,619)
Foreign exchange translation	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
July 2020 issuance of Class A common stock, net of $695 in issuance costs	—	—	7,213,334	7	—	—	10,118	—		10,125	—	10,125
Common stock issued in connection with conversion of Convertible Notes	—	—	10,000,000	10	—	—	14,990	—	—	15,000	—	15,000
Issuance of common stock for third party professional service	—	—	80,000	—	—	—	71	—	—	71	—	71
Issuance of Class A common stock to management and employees	—	—	689,364	1	—	—	785	—	—	786	—	786
Issuance of common stock in connection with performance stock units	—	—	373,647	—	—	—	—	—	—	—	—	—
Common stock issued to settle second lien loan	—	—	33,465	—	—	—	61	—	—	61	—	61
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	44,913	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,543)	—	(26,543)	(23)	(26,566)
Balances as of September 30, 2020	7	$3,559	121,727,542	$121	1,313,836	$(11,603)	$463,742	$(457,481)	$(18)	$(1,680)	$(1,314)	$(2,994)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(46,436)	$(8,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	4,050	4,972
Changes in fair value of equity investment in Starrise	35,626	—
Loss on extinguishment of notes payable	312	—
Loss from sale of property and equipment	44	—
Amortization of debt issuance costs included in interest expense	139	772
(Recovery) provision for doubtful accounts	(193)	326
Recovery for inventory reserve	(909)	(434)
Stock-based compensation	1,212	189
Issuance of common stock for third party professional service	—	—
Accretion and PIK interest expense added to note payable	199	827
Changes in operating assets and liabilities;
Accounts receivable	11,733	4,518
Inventory	1,249	500
Unbilled revenue	(236)	356
Prepaids and other current assets	100	(2,623)
Accounts payable and accrued expenses	(18,909)	2,998
Deferred revenue	(754)	(475)
Net cash (used in) provided by operating activities	(12,773)	3,799
Cash flows from investing activities:
Purchases of property and equipment	(111)	—
Sale of equipment	91	—
Sale of equity investment in Starrise	809	—
Net cash provided by investing activities	789	—
Cash flows from financing activities:
Payment of notes payable	(14,004)	(13,856)
Proceeds under revolving credit agreement, net	8,469	—
Proceeds from PPP Loan	2,152	—
Proceeds from issuance of Class A common stock, net	17,576	5,850
Net cash provided by (used in) in financing activities	14,193	(8,006)
Net change in cash and cash equivalents	2,209	(4,207)
Cash, cash equivalents, and restricted cash at beginning of period	15,294	18,872
Cash, cash equivalents, and restricted cash at end of period	$17,503	$14,665

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $457.5 million and negative working capital of $35.9 million as of September 30, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of September 30, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

On July 16, 2020, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement” ) for the sale of 7,213,334 shares (the “July Shares”) of Class A common stock at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-239710) which was declared effective by the Securities and Exchange Commission on July 10, 2020 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million.

The Company closed the transaction on July 20, 2020. The aggregated gross proceeds from the sale of the July Shares were approximately $10.8 million. The net proceeds to the Company from the sale of the July Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.1 million.

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

Equity Investment in Starrise, a related party transaction

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “ Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Class A common stock as consideration.

On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement. On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefore (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and recorded as an equity investment in Starrise and is a related party transaction.

Starrise's ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.16 per share on November 13, 2020, calculated at an exchange rate of $7.75 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.3 million.

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

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 5 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension.

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note (as defined in Note 5 - Notes Payable). Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

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

On June 25, 2020, the Company signed an amendment to extend the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank from March 30, 2021 to June 30, 2021.

On September 11. 2020, the Bison and Mingtai Notes, having an aggregate of $15 million principal amount (the "Notes") were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Global Investment SPC-Bison Global No. 1 SP and Mingtai Investment LP, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm's largest stockholder. See Note 5 - Notes Payable.

We believe the combination of: (i) our cash and cash equivalent balances as of September 30, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension of maturity dates of our borrowings, the Starrise equity investment, the capital raises during and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended September 30, 2020 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	September 30, 2020	March 31, 2020
Cash and Cash Equivalents	$16,503	$14,294
Restricted Cash	1,000	1,000
	$17,503	$15,294

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise Media Holdings Limited (“Starrise”) a leading publicly traded Chinese entertainment whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. Our major shareholders also maintain a significant beneficial interest ownership in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Class A common stock of the Company. The difference in value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

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

During the six months ended September 30, 2020, the Company sold 8,168,000 of Starrise shares for net proceeds of approximately $0.8 million which resulted in a loss on sale of approximately $71 thousand.

As of September 30, 2020 and March, 31, 2020, the value of our equity investment in Starrise, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $14.5 million and $23.4 million, respectively, resulting in an unrealized loss for the change in fair value of approximately $19.7 million for the six months ended September 30, 2020, on our consolidated statement of operations.

NON-MONETARY TRANSACTIONS

During the three and six months ended September 30, 2020, respectively, the Company entered in agreements with certain vendors to transfer 7,116,100 and 16,122,315 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.7 million for the six months ended September 30, 2020 or 8,635,467 Starrise shares.

There was no gain or loss resulting from these transactions for the three and six months ended September 30, 2020.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0 million and $0.2 million, for the three months ended September 30, 2020 and 2019. Impairments and accelerated amortization related to advances were $0.04 million and $0.4 million, respectively, for six months ended September 30, 2020 and 2019.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of September 30, 2020 and March 31, 2020 at an exchange rate of 7.75 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the quoted market price of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2020 and March 31, 2020:

As of September 30, 2020
(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—		$—	$1,000
Equity investment in Starrise, at fair value	14,468	—		—	14,468
	$15,468	$—	—	$—	$15,468

As of March 31, 2020
(in thousands)	Level 1	Level 2		Level 3	Total
Restricted cash	$1,000	$—		$—	$1,000
Equity investment in Starrise, at fair value	23,433	—		—	23,433
	$24,433	$—	—	$—	$24,433

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At September 30, 2020 and March 31, 2020, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $11.8 million and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset's fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and six months ended September 30, 2020 and 2019, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three and six months ended September 30, 2020 and 2019.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Goodwill at September 30, 2020 and March 31, 2020	$8,701

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 0 and 35 digital projection Systems, respectively, for an aggregate sales price of approximately $0 and $0.9 million, and recognized revenue of $15 thousand and $0.7 million, during the three months ended September 30, 2020 and 2019, respectively. Cinedigm completed the sale of 30 and 112 digital projection Systems, respectively, for an aggregate sales price of approximately $195 thousand and $1.0 million, and recognized revenue of $91 thousand and $1.0 million, during the six months ended September 30, 2020 and 2019, respectively.

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

The ending deferred revenue balance, including current and non-current balances, as of September 30, 2020 was $1.8 million. For the three months ended September 30, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and six months ended September 30, 2020, $0.7 million and $1.3 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $1.8 million. We expect to recognize approximately $1.8 million of this balance over the next 12 months, and the remainder thereafter.

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue, Services, and Digital System Sales, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company's revenue categories for the three and six months ended September 30, 2020 and 2019: (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cinema Equipment Business:
Phase I Deployment	$112	$1,541	$143	$3,394
Phase II Deployment	351	423	749	882
Services	165	1,005	265	2,336
Digital System Sales	15	676	91	1,026
Total Cinema Equipment Business revenue	$643	$3,645	$1,248	$7,638

Content & Entertainment Business:
Base Distribution Business	$2,931	$3,523	$5,088	$6,658
OTT Streaming and Digital	3,608	3,073	6,864	5,748
Total Content & Entertainment Business revenue	$6,539	$6,596	$11,952	$12,406

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Selling, general and administrative	$1,035	$178	$1,212	$189
	$1,035	$178	$1,212	$189

During the three and six months ended September 30, 2020 and 2019, the Company did not grant stock appreciation rights ("SARs").The SARs were granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"). There was $112 thousand and $112 thousand, of stock-based compensation recorded for the three months ended September 30, 2020 and 2019, respectively and $222 thousand and $221 thousand for the six months ended September 30, 2020 and 2019 respectively, relating to these SARs.

Total SARs outstanding are as follows:

Six Months Ended September 30, 2020
SARs Outstanding March 31, 2020	1,462,610
Issued	—
Forfeited	—
Total SARs Outstanding September 30, 2020	1,462,610

There are 696,050 units of performance stock units ("PSU") which were granted on July 26, 2018 fully vested but not paid yet. There was no stock-based compensation recorded related to these units for the six months ended September 30, 2020 and there was a cumulative adjustment of $166 thousand of stock-based compensation recorded for the six months ended September 30, 2019. On August 18, 2020, the vested PSU’s were settled for 373,647 shares of Class A Common Stock. In addition, the Company issued 689,364 shares of Class A Common Stock as a bonus to employees. The Company recorded $786 thousand as stock compensation expense related to the bonus awards based on the $1.14 Class A common share value on the date of grant.

There was $1 thousand and $2 thousand of stock-based compensation recorded for the three and six months ended September 30, 2020 and 2019, respectively, related to employees' restricted stock awards.

There was $65 thousand and $0 of stock-based compensation recorded for the three months ended September 30, 2020 and 2019 respectively related to the board of directors. There was $131 thousand and $0 of stock-based compensation for the six months ended September 30, 2020 and 2019 related to board of directors.

On September 1, 2020, we issued 80,000 shares of Class A common stock to Ronald L. Chez as a bonus payable to him under the Strategic Investor Agreement between the Company and him dated as of April 3, 2017. We recognized an expense of $71 thousand based on the stock price of the Class A common stock on the date of grant.
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

We incurred net losses for the three and six months ended September 30, 2020 and 2019, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,940,138 shares and 4,076,921 shares as of September 30, 2020 and 2019, respectively, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three and six months ended September 30, 2020 and 2019, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our consolidated financial statements.

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

As of September 30, 2020 and March 31, 2020, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.2 million and $0.4 million as of September 30, 2020 and March 31, 2020 which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations include $27 thousand and $36 thousand of digital cinema servicing revenue from CDF2 Holdings for each of the three months and six months ended September 30, 2020, respectively. The accompanying Condensed Consolidated Statements of Operations include $0.3 million and $0.6 million of digital cinema servicing revenue from CDF2 Holdings for each of three months and six months ended September 30, 2019.

Total Stockholders' Deficit of CDF2 Holdings at September 30, 2020 and March 31, 2020 was $39.7 million and $31.8 million, respectively. We have no obligation to fund the operating loss or the stockholders' deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2020 and March 31, 2020 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit of approximately $181 thousand for the three and six months ended September 30, 2020. We recorded income tax expense of approximately $27 thousand and $74 thousand, respectively, for the three and six months ended September 30, 2019.

Our effective tax rate for the six months ended September 30, 2020 and 2019 was 0.4% and negative 0.9%, respectively.

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

5. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2020		March 31, 2020
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$12,107	$—	$12,205	$—
Total non-recourse notes payable	12,107	—	12,205	—
Less: Unamortized debt issuance costs and debt discounts	(358)	—	(763)	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$11,749	$—	$11,442	$—

Bison Note Payable	$—	—	$10,000	$—
Second Lien Loans	7,593	—	8,222	—
Credit Facility	9,050	—	14,487	—
Mingtai Convertible Note	—	—	5,000	—
PPP Loan	—	2,152	—	—
Total recourse notes payable	16,643	2,152	37,709	—
Less: Unamortized debt issuance costs and debt discounts	—	—	(460)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$16,643	$2,152	$37,249	$—
Total notes payable, net of unamortized debt issuance costs	$28,392	$2,152	$48,691	$—

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2020, and March 31, 2020, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	September 30, 2020	March 31, 2020
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(62,671)	(62,573)
Prospect Loan, gross	$12,107	$12,205
Less unamortized debt issuance costs and debt discounts	(358)	(763)
Prospect Loan, net	11,749	11,442
Less current portion	(11,749)	(11,442)
Total long term portion	$—	$—

Bison Note Payable

In December 2017, the Company entered into a loan with Bison for $10.0 million (the "Bison Loan") and issued Warrants to purchase 1,400,000 shares of the Company's Class A common stock. See Note 6 - Stockholders' Deficit for further discussion of the warrants.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017.

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”), the proceeds of which were used to pay off the Bison Loan. The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million Bison Convertible Note with Bison Global.

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

On September 11. 2020, Bison Global No. 1 SP converted the Convertible Note in full into an aggregate of 6,666,667 shares of Common Stock at a conversion price of $1.50 per share. Accordingly, the Convertible Note has been extinguished. In accordance with ASC 470, the Company recognized a loss on extinguishment of $285 thousand related to unamortized debt issuance costs.

Second Secured Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of September 30, 2020 we have an outstanding balance of $7.6 million which includes $4.0 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company through September 2020. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of September 30, 2020, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

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

The Exchange Agreement included a true-up clause. The true-up clause stated that if the gross proceeds from the sale of the Company’s Class A common stock are less than $758 thousand, the Company shall pay up to an aggregate maximum of $50 thousand of such shortfall in cash, and, with respect to any balance of the shortfall remaining after the cash payment, shall issue such additional number of shares of common stock not to exceed, together with the Shares, 1,000,000 shares equal in value, based on the closing price of the common stock.

On July 2, 2020, in accordance with the true-up clause, an additional 33,465 shares of Class A common stock ($61 thousand based on the stock price of the Company’s Class A common stock on the date of issue) were issued as a true-up adjustment pursuant to the Exchange Agreement. In addition, the Company paid an additional $50 thousand in July 2020. The Company recognized a loss on extinguishment of $50 thousand during the three months ended September 30, 2020. The Company recorded a loss on extinguishment of $27 thousand for the six months ended September 30, 2020.

On June 26, 2020, the Company entered into a consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021.There was a consent fee of $100,000 paid in connection with this extension. On September 21, 2020, the Company extended the maturity date to March 31, 2021 upon payment of a fee of $50,000.

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

As of September 30, 2020 and March 31, 2020, there was $9.1 million and $14.5 million outstanding, respectively, and there was $210 thousand available, under the Credit Facility based on the Company's borrowing base as of September 30, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. This amendment also includes a financial covenant that began on August 31, 2020. For the three months ended September 30, 2020, the Company was in compliance with this financial covenant.

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

On September 11. 2020, Mingtai converted the Notes in full into an aggregate of 3,333,333 shares of Common Stock at a conversion price of $1.50 per share. Accordingly, the Note has been extinguished. In accordance with ASC 470, the Mingtai Convertible Note was analyzed for potential debt extinguishment. The discount on the note had been fully accreted prior to conversion, resulting in no gain or loss from extinguishment.

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

6. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the six months ended September 30, 2020, we issued 59,789,949 shares of Class A common stock which consists of the sale of 17,880,000 shares of our Class A common stock, 29,855,081 in connection with the Starrise transaction, settlement of a portion of the outstanding second lien loan, issuance of restricted shares to employees and consultants, and the issuances of Class A common stock for warrants exercised and preferred stock dividends. See Note - 8 Supplemental Cash Flow Disclosure.

On September 1, 2020, we issued 80,000 shares of Class A common stock to Ronald L. Chez as a bonus payable to him under the Strategic Investor Agreement between the Company and him dated as of April 3, 2017. We recognized an expense of $71 thousand based on the stock price of the Class A common stock on the date of grant.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of September 30, 2020 and 2019. In November, 2020, we paid the preferred stock dividends in arrears in the form of 171,993 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at September 30, 2020 and March 31, 2020.

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

As of September 30, 2020, there were 265,887 stock options outstanding in the Plan with weighted average exercise price of $15.02 and a weighted average contract life of 2.61 years. As of March 31, 2020, there were 272,766 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.11 years.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan does not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Class A common stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270. See Note 10 - Subsequent Events.

The analysis of all options outstanding under the 2000 Plan as of September 30, 2020 is as follows:

As of September 30, 2020
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	4.75	$7.40	$—
$13.70 - $24.40	253,387	2.62	14.75	—
$30.00 - $ 50.00	7,500	0.88	30.00	—
	265,887			$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of September 30, 2020, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the 2000 Plan as part of our Chief Executive Officer's initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and will expire in December 2020. As of September 30, 2020, all such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of September 30, 2020. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued in connection with Convertible Notes exchange transaction	244,141	December 2021	$1.31
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

Certain warrants issued in connection with the Second Lien Loans (See Note 5 - Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights. On June 4, 2020, Ronald L. Chez exercised all such warrants to purchase 236,899 shares of Class A common stock in connection with the Second Lien Loans, resulting in gross proceeds of $301 thousand.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of  September 30, 2020

(In thousands)	Classification on the Balance Sheet	September 30, 2020
Assets

Noncurrent	Operating lease right-of-use asset	$169

Liabilities

Current	Operating leases - current portion	135
Noncurrent	Operating leases - long-term portion	34
Total operating lease liabilities		$169

Weighted-average discount rate (1)
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs
The table below presents certain information related to lease costs for leases:
	Three Months Ended	Six Months Ended
(In thousands)	September 30, 2020
Operating lease cost	$37	$123
Total lease cost	$37	$123

Other Information

The table below presents supplemental cash flow information related to leases:
	Three Months Ended	Six Months Ended
(In thousands)	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$37	$125

The Company terminated an office lease in Los Angeles in April 2020 and a lease for office equipment was terminated in June 2020. The Company removed the right-of-use assets of $927 thousand and the lease liabilities of $1.0 million as of June 30, 2020 The estimated future lease liabilities are not expected to be material for the remaining outstanding office and equipment leases.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended September 30,
(In thousands)	2020		2019
Cash interest paid	$1,635		$2,782
Accrued dividends on preferred stock	89		89
Issuance of Class A common stock for payment of preferred stock dividends	178		178
Issuance of Class A common stock to Starrise, a related party	11,046		—
Contributed capital under the Starrise transaction, a related party	17,187		—
Settlement of second lien loan with Class A common stock	818		—
Conversion of note payable	15,000		0
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	—		90
Amounts accrued in connection with addition of property and equipment	34		46
Starrise shares used to pay down vendors	744	—	—

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
Cinema Equipment Business
Financing vehicles and administrators for 3,313 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,138 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading distributor of independent content, and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$8	$—	$22,376	$11,749	$—	$135
Content & Entertainment Business	5,731	8,701	43,547	—	—	12
Corporate	4	—	20,879	—	18,795	22
Total	$5,743	$8,701	$86,802	$11,749	$18,795	$169

	As of March 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$23	$—	$34,465	$11,442	$—	$594
Content & Entertainment Business	6,895	8,701	49,923	—	—	73
Corporate	6	—	26,052	—	37,249	610
Total	$6,924	$8,701	$110,440	$11,442	$37,249	$1,277

	Statements of Operations
	Three Months Ended September 30, 2020
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$643	$6,539	$—	$7,182
Direct operating (exclusive of depreciation and amortization shown below)	172	4,158	—	4,330
Selling, general and administrative	631	2,528	3,009	6,168
Allocation of corporate overhead	171	1,135	(1,306)	—
Recovery for doubtful accounts	(193)	—	—	(193)
Depreciation and amortization of property and equipment	1,239	101	5	1,345
Amortization of intangible assets	7	582	2	591
Total operating expenses	2,027	8,504	1,710	12,241
Loss from operations	$(1,384)	$(1,965)	$(1,710)	$(5,059)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $1.0 million for the three months ended September 30, 2020.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	1,009	1,035
Total stock-based compensation	$—	$26	$1,009	$1,035

	Statements of Operations
	Three Months Ended September 30, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,645	$6,596	$—	$10,241
Direct operating (exclusive of depreciation and amortization shown below)	362	3,725	—	4,087
Selling, general and administrative	604	2,591	1,793	4,988
Allocation of Corporate overhead	203	1,266	(1,469)	—
Provision (recovery) for doubtful accounts	56	—	—	56
Depreciation and amortization of property and equipment	1,491	76	42	1,609
Amortization of intangible assets	12	581	1	594
Total operating expenses	2,728	8,239	367	11,334
Income (loss) from operations	$917	$(1,643)	$(367)	$(1,093)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the three months ended September 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	152	178
Total stock-based compensation	$—	$26	$152	$178

	Statements of Operations
	Six Months Ended September 30, 2020
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$1,248	$11,952	$—	$13,200
Direct operating (exclusive of depreciation and amortization shown below)	354	6,655	—	7,009
Selling, general and administrative	1,180	4,423	4,405	10,008
Allocation of corporate overhead	295	1,919	(2,214)	—
Recovery for doubtful accounts	(193)	—	—	(193)
Depreciation and amortization of property and equipment	2,642	204	23	2,869
Amortization of intangible assets	15	1,164	2	1,181
Total operating expenses	4,293	14,365	2,216	20,874
Loss from operations	$(3,045)	$(2,413)	$(2,216)	$(7,674)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $1.2 million for the six months ended September 30, 2020.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	52	1,160	1,212
Total stock-based compensation	$—	52	1,160	$1,212

	Statements of Operations
	Six Months Ended September 30, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$7,638	$12,406	$—	$20,044
Direct operating (exclusive of depreciation and amortization shown below)	596	7,103	—	7,699
Selling, general and administrative	1,100	5,815	3,922	10,837
Allocation of corporate overhead	405	2,536	(2,941)	—
Provision (recovery) for doubtful accounts	327	(1)	—	326
Depreciation and amortization of property and equipment	3,137	162	84	3,383
Amortization of intangible assets	23	1,564	2	1,589
Total operating expenses	5,588	17,179	1,067	23,834
Loss from operations	$2,050	$(4,773)	$(1,067)	$(3,790)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the six months ended September 30, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	(6)	3	192	189
Total stock-based compensation	$(6)	$3	$192	$189

10. SUBSEQUENT EVENTS

Authorized Class A Common Stock

On October 23, 2020, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Class A common stock authorized for issuance was increased to 200,000,000 shares.

Equity Incentive Plan

On October 23, 2020, the Company amended its 2017 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder from 4,098,270 to 14,098,270.

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

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or "CEG"). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 12,000 movie screens as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top ("OTT") digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees ("VPF") revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of June 30, 2020, all of our 3,313 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, will continue to pay VPFs through December 2020. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2020; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of September 30, 2020, we had approximately $12.1 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $18.8 million of outstanding debt principal, as of September 30, 2020 that is attributable to our Content & Entertainment and Corporate segments.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$643	$3,645	$(3,002)	(82)%
Content & Entertainment Business	6,539	6,596	(57)	(1)%
	$7,182	$10,241	$(3,059)	(30)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase II Deployment Systems. In addition, as a result of COVID-19, during the six months ended September 30, 2020 studios have temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdowns. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues. The revenues derived from the Content & Entertainment Business segment decreased by 1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Direct Operating Expenses

	Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$172	$362	$(190)	(52)%
Content & Entertainment Business	4,158	3,725	433	12%
	$4,330	$4,087	$243	6%

The increase in direct operating expenses in the three months ended September 30, 2020 for the Content & Entertainment Business compared to the prior period was primarily due to transition expenses related to a new third party DVD distributor.
These costs were mainly fulfillment and freight expenses.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$631	$604	$27	4%
Content & Entertainment Business	2,528	2,591	(63)	(2)%
Corporate	3,009	1,793	1,216	68%
	$6,168	$4,988	$1,180	24%

Selling, general and administrative expenses for the three months ended September 30, 2020 increased by $1.2 million, primarily due to a $1.5 million retention bonus expense management and employees received in cash, and an issuance of Class A common stock to employees of $0.8 million, offset by decreases in other general and administrative expenses.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,239	$1,491	$(252)	(17)%
Content & Entertainment Business	101	76	25	33%
Corporate	5	42	(37)	(88)%
	$1,345	$1,609	$(264)	(16)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as additional digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal year 2020.

Interest expense, net

	Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$623	$691	$(68)	(10)%
Corporate	571	1,122	(551)	(49)%
	$1,194	$1,813	$(619)	(34)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced note payable balances compared to the prior period, primarily on the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans.

Income Tax Expense

We recorded an income tax benefit of approximately $181 thousand for the three months ended September 30, 2020.
We recorded income tax expense of approximately $27 thousand for the three months ended September 30, 2019. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended September 30, 2020 and 2019 was 0.7% and negative 0.9%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended September 30, 2020 decreased by $2.5 million, compared to the three months ended September 30, 2019. Adjusted EBITDA from our Cinema Equipment Business segment decreased by $2.5 million or 105% compared to the three months ended September 30, 2019 primarily due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Adjusted EBITDA from our Content & Entertainment Business increased $25 thousand or 2.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2020	2019
Net loss	$(26,566)	$(3,088)
Add Back:
Income tax (benefit) expense	(181)	27
Depreciation and amortization of property and equipment	1,345	1,609
Amortization of intangible assets	591	589
Loss on extinguishment of notes payable	335	—
Interest expense, net	1,194	1,818
Changes in fair value on equity investment in Starrise	19,832	—
Other expense, net	1,291	296
Stock-based compensation and expenses	1,035	178
Net income attributable to noncontrolling interest	23	(7)
Adjusted EBITDA	$(1,101)	$1,422

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,239)	$(1,491)
Amortization of intangible assets	(7)	(12)
Loss (income) from operations	1,384	(917)
Adjusted EBITDA from Content & Entertainment business and corporate segment	$(963)	$(998)

Results of Operations for the Six Months Ended Months Ended September 30, 2020 and 2019

Revenues

	Six Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,248	$7,638	$(6,390)	(84)%
Content & Entertainment Business	11,952	12,406	(454)	(4)%
	$13,200	$20,044	$(6,844)	(34)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase II Deployment Systems. In addition, as a result of COVID-19, during the six months ended September 30, 2020 studios have temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdowns. Because our digital cinema business earns a VPF when a movie is first played on a System, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues. The revenues derived from the Content & Entertainment Business decreased by 4% for the six months ended September 30, 2020 compared to the six months September 30, 2019, respectively, as a result of the temporary closure of DVD distribution warehouses due to COVID-19.

Direct Operating Expenses

	Six Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$354	$596	$(242)	(41)%
Content & Entertainment Business	6,655	7,103	(448)	(6)%
	$7,009	$7,699	$(690)	(9)%

The decrease in direct operating expenses in the six months ended September 30, 2020 for the Content & Entertainment Business compared to the prior period was primarily due a decrease in overall revenue offset by an increase due to transition expenses related to a new third party DVD distributor. These costs were mainly fulfillment and freight expenses. The decrease for the Cinema Equipment business was due to a reduction in property tax payments.

Selling, General and Administrative Expenses

	Six Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,180	$1,100	$80	7%
Content & Entertainment Business	4,423	5,815	(1,392)	(24)%
Corporate	4,405	3,922	483	12%
	$10,008	$10,837	$(829)	(8)%

Selling, general and administrative expenses for the six months ended September 30, 2020 decreased by $0.8 million primarily due to a $1.5 million retention bonus expense management and employees received in cash, and an issuance of Class A common stock to employees of $0.8 million, offset by decreases in other general and administrative expenses.

Depreciation and Amortization Expense on Property and Equipment

	Six Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$2,642	$3,137	$(495)	(16)%
Content & Entertainment Business	204	162	42	26%
Corporate	23	84	(61)	(73)%
	$2,869	$3,383	$(514)	(15)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as additional digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal year 2020.

Interest expense, net

	Six Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,201	$1,519	$(318)	(21)%
Corporate	1,283	2,576	(1,293)	(50)%
	$2,484	$4,095	$(1,611)	(39)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period on the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans.

Income Tax Expense

We recorded an income tax benefit of approximately $181 thousand for the six months ended September 30, 2020.
We recorded income tax expense of approximately $74 thousand six months ended September 30, 2019. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the six months ended September 30, 2020 decreased by $3.3 million compared to the six months ended September 30, 2019. Adjusted EBITDA from our Cinema Equipment Business segment decreased by $5.6 million or 107% compared to the six months ended September 30, 2019 primarily due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Adjusted EBITDA from Content & Entertainment business and corporate segment increased by $2.3 million or 72% for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due to growth of higher margin OTT Streaming & Digital revenues.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Six Months Ended September 30,
($ in thousands)	2020	2019
Net loss	(46,436)	(8,127)
Add Back:
Income tax (benefit) expense	(181)	74
Depreciation and amortization of property and equipment	2,869	3,383
Amortization of intangible assets	1,181	1,589
Loss on extinguishment of notes payable	312	—
Interest expense, net	2,484	4,095
Changes in fair value on equity investment in Starrise	35,626	—
Other expense, net	1,590	759
Stock-based compensation	1,212	189
Net loss attributable to noncontrolling interest	37	(1)
Adjusted EBITDA	$(1,306)	$1,961

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	(2,642)	(3,137)
Amortization of intangible assets	(15)	(23)
Stock-based compensation and expenses	—	7
Income (loss) from operations	3,045	(2,050)
Adjusted EBITDA from Content & Entertainment business and corporate segment	$(918)	$(3,242)

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

Liquidity and Capital Resources

We incurred consolidated net loss of $46.6 million and $8.1 million for the six months ended September 30, 2020 and 2019, respectively. We have incurred net losses historically and have an accumulated deficit of $457.5 million, and negative working capital of $35.9 million as of September 30, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of September 30, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on The Nasdaq Global Market at the time of the sale of such shares. The Company is not obligated to sell any shares under the Sales Agreement. Any sales of shares made under the Sales Agreement will be made pursuant to an effective registration statement on Form S-3 filed by the Company with the SEC on July 6, 2020, for an aggregate offering price of up to $30 million. During the quarter ended September 30, 2020, we did not sell any shares of Common Stock under the ATM Sales Agreement.

On July 16, 2020, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement” for the sale of 7,213,334 shares (the “July Shares”) of Class A common stock at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-239710) which was declared effective by the Securities and Exchange Commission on July 10, 2020 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million.

The Company closed the transaction on July 20, 2020. The aggregated gross proceeds from the sale of the July Shares were approximately $10.8 million. The net proceeds to the Company from the sale of the July Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.1 million.

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

Equity Investment in Starrise, a related party transaction

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “ Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Class A common stock as consideration.

On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement. On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefore (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and recorded as an equity investment in Starrise and is a related party transaction.

Starrise's ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.16 per share on November 13, 2020, calculated at an exchange rate of $7.75 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.3 million.

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

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 5 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension.

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note (as defined in Note 5 - Notes Payable). Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

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

On June 25, 2020, the Company signed an amendment to extend the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank from March 30, 2021 to June 30, 2021.

On September 11. 2020, the Bison and Ming Tai Notes, having an aggregate of $15 million principal amount (the "Notes") were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Global Investment SPC-Bison Global No. 1 SP and Mingtai Investment LP, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm's largest stockholder.

Changes in our cash flows were as follows:

Cash Flows

	Six Months Ended September 30,
($ in thousands)	2020	2019
Net cash (used) provided by operating activities	$(12,773)	$3,799
Net cash provided (used) in investing activities	789	—
Net cash provided (used) in financing activities	14,193	(8,006)
Net change in cash and cash equivalents	$2,209	$(4,207)

As of September 30, 2020, we had cash and restricted cash balances of $17.5 million.

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

Cash flows used in investing activities consisted of proceeds from the sale of Starrise shares of $1.2 million and purchases of property and equipment.

For the six months ended September 30, 2020, cash flows used in financing activities reflects payments of approximately $14.0 million for the Credit Facility and Prospect Loan, offset by $8.5 million from Credit Facility draw, $17.6 million received in connection with the sale of 18,116,899 shares of Class A common stock and exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

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

We believe the combination of: (i) our cash and cash equivalent balances as of September 30, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension of maturity dates of our borrowings, the Starrise equity investment, the capital raises during and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 45 herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Fifth Amended and Restated Certificate of Incorporation, as amended
31.1	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	November 16, 2020	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 16, 2020	By:	/s/ Gary S. Loffredo
Gary S. Loffredo Chief Operating Officer, President Digital Cinema, General Counsel and Secretary (Principal Financial Officer)