Form 10-Q
period 2020-12-31
Cinedigm Corp.
filed 2021-02-22
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-31810

Cinedigm Corp.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 19, 2021, 165,953,762 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,207	$14,294
Accounts receivable, net	25,088	34,785
Inventory, net	223	582
Unbilled revenue	3,077	1,992
Prepaid and other current assets	7,390	9,409
Total current assets	61,985	61,062
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	7,584	23,433
Property and equipment, net	4,241	7,967
Right-of-use assets	-	1,210
Intangible assets, net	8,039	6,924
Goodwill	8,701	8,701
Other long-term assets	139	143
Total assets	$91,689	$110,440
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$54,137	$77,085
Current portion of notes payable, including unamortized debt discount of $146 and $460 respectively (see Note 6)	11,890	37,249
Current portion of notes payable, non-recourse including unamortized debt discount of $— and $763, respectively (see Note 6)	11,153	11,442
Operating lease liabilities	117	593
Current portion of deferred revenue	1,336	1,645
Total current liabilities	78,633	128,014

Notes payable	2,153	—
Operating lease liabilities, noncurrent	17	684
Deferred revenue, net of current portion	4	919
Other long-term liabilities	-	110
Total liabilities	80,807	129,727
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit)
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at December 31, 2020 and March 31, 2020. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 200,000,000 and 150,000,000 shares authorized at December 31, 2020 and March 31, 2020, respectively; 155,487,934 and 63,251,429 shares issued and 154,174,098 and 61,937,593 shares outstanding at December 31, 2020 and March 31, 2020, respectively	153	62
Additional paid-in capital	487,418	400,784
Treasury stock, at cost; 1,313,836 Class A common shares at December 31, 2020 and March 31, 2020	(11,603)	(11,603)
Accumulated deficit	(467,214)	(410,904)
Accumulated other comprehensive (loss) income	(94)	92
Total stockholders’ equity (deficit) of Cinedigm Corp.	12,219	(18,010)
Deficit attributable to noncontrolling interest	(1,337)	(1,277)
Total equity (deficit)	10,882	(19,287)
Total liabilities and equity	$91,689	$110,440

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$9,954	$11,512	$23,154	$31,556
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,385	5,726	11,394	13,425
Selling, general and administrative	5,361	2,997	15,369	13,834
(Recovery) provision for doubtful accounts	70	(5)	(123)	321

Depreciation and amortization of property and equipment	822	1,594	3,691	4,977
Amortization of intangible assets	597	589	1,778	2,178
Total operating expenses	11,235	10,901	32,109	34,735
(Loss) income operations	(1,281)	611	(8,955)	(3,179)
Interest expense, net	(948)	(1,618)	(3,432)	(5,713)
Loss on extinguishment of notes payable	(540)	—	(852)	—
Change in fair value of equity investment in Starrise, a related party	(6,751)	—	(42,377)	—
Other expense, net	(147)	(1,019)	(668)	(1,187)
Loss from operations before income taxes	(9,667)	(2,026)	(56,284)	(10,079)
Income tax benefit (expense)	—	(136)	181	(210)
Net loss	(9,667)	(2,162)	(56,103)	(10,289)
Net income (loss) attributable to noncontrolling interest	23	(7)	60	(8)
Net loss attributable to controlling interests	(9,644)	(2,169)	(56,043)	(10,297)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net loss attributable to common stockholders	$(9,733)	$(2,258)	$(56,310)	$(10,564)
Net loss per Class A common stock attributable to common stockholders - basic and diluted:	$(0.07)	$(0.05)	$(0.49)	$(0.26)
Weighted average number of Class A common stock outstanding: basic and diluted	136,866,072	42,418,641	115,347,494	40,745,114

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(9,667)	$(2,162)	$(56,103)	$(10,289)
Other comprehensive (loss) income: foreign exchange translation	(76)	(3)	(186)	25
Comprehensive loss	(9,743)	(2,165)	(56,289)	(10,264)
Less: comprehensive income (loss) attributable to noncontrolling interest	23	(7)	60	(8)
Comprehensive loss attributable to controlling interests	$(9,720)	$(2,172)	$(56,229)	$(10,272)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	—	—	—	11	—	—	11	—	11
Preferred stock dividends paid with common stock	—	—	45,390	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,033)	—	(5,033)	(6)	(5,039)
Balances as of June 30, 2019	7	3,559	35,723,987	36	1,313,836	(11,603)	368,631	(400,936)	16	(40,297)	(1,293)	(41,590)
Foreign exchange translation	—	—	—	—	—	—	—	—	22	22	—	22
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Issuance of Class A common stock	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Preferred stock dividends paid with common stock	—	—	65,749	—	—	—	89	(89)	—	—	—	—
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Net (loss) income	—	—	—	—	—	—	—	(3,095)	—	(3,095)	7	(3,088)
Balances as of September 30, 2019	7	$3,559	39,689,736	$40	1,313,836	$(11,603)	$375,222	$(404,120)	$38	$(36,864)	$(1,286)	$(38,150)
Foreign exchange translation	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	102,345	—	—	—	89	(89)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	(2,169)	—	(2,169)	7	(2,162)
Balances as of December 31, 2019	7	$3,559	39,792,081	$40	1,313,836	$(11,603)	$375,489	$(406,378)	$35	$(38,858)	$(1,279)	$(40,137)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Stock issued in connection with the SPA with certain investors, net	—	—	10,666,666	11	—	—	7,139	—	—	7,150	—	7,150
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—	—	11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	17,187	—	—	17,187	—	17,187
Issuance of stock in connection with settlement of second lien loan	—	—	329,501	—	—	—	757	—	—	757	—	757
Exercise of warrants for Class A common stock	—	—	236,899	—	—	—	301	—	—	301	—	301
Stock-based compensation	—	—	—	—	—	—	177	—	—	177	—	177
Preferred stock dividends paid with common stock	—	—	267,079	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,856)	—	(19,856)	(14)	(19,870)
Balances as of June 30, 2020	7	3,559	103,292,819	103	1,313,836	(11,603)	437,450	(430,849)	12	(1,328)	(1,291)	(2,619)
Foreign exchange translation	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
July 2020 issuance of Class A common stock, net of $695 in issuance costs	—	—	7,213,334	7	—	—	10,118	—		10,125	—	10,125
Common stock issued in connection with conversion of Convertible Notes	—	—	10,000,000	10	—	—	14,990	—	—	15,000	—	15,000
Issuance of common stock for third party professional service	—	—	80,000	—	—	—	71	—	—	71	—	71
Issuance of Class A common stock to management and employees	—	—	689,364	1	—	—	785	—	—	786	—	786
Issuance of common stock in connection with performance stock units	—	—	373,647	—	—	—	—	—	—	—	—	—
Common stock issued to settle second lien loan	—	—	33,465	—	—	—	61	—	—	61	—	61
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	44,913	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,543)	—	(26,543)	(23)	(26,566)
Balances as of September 30, 2020	7	$3,559	121,727,542	$121	1,313,836	$(11,603)	$463,742	$(457,481)	$(18)	$(1,680)	$(1,314)	$(2,994)
Foreign exchange translation	—	—	—	—	—	—	—	—	(76)	(76)	—	(76)
Common stock issued to settle second lien loan	—	—	3,228,783	5	—	—	2,185	—	—	2,190	—	2,190
Preferred stock dividends paid with common stock	—	—	171,933	—	—	—	89	(89)	—	—	—	—
Stock compensation and expenses	—	—	—	—	—	—	794	—	—	794	—	794
Issuance of Class A common stock to management	—	—	320,000	—	—	—	166	—	—	166	—	166
Issuance of common stock in connection with performance stock units	—	—	320,000	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ATM raises, net	—	—	28,405,840	27	—	—	18,589	—	—	18,616	—	18,616
Class A common stock to be issued in connection with asset acquisition	—	—	—	—	—	—	1,853	—	—	1,853	—	1,853
Net loss	—	—	—	—	—	—	—	(9,644)	—	(9,644)	(23)	(9,667)
Balances as of December 31, 2020	7	$3,559	154,174,098	$153	1,313,836	$(11,603)	$487,418	$(467,214)	$(94)	$12,219	$(1,337)	$10,882

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,103)	$(10,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	5,469	7,155
Changes in fair value of equity investment in Starrise	42,377	—
Loss on extinguishment of notes payable	852	—
Loss from sale of property and equipment	62	—
Amortization of debt issuance costs included in interest expense	140	992
(Recovery) provision for doubtful accounts	(123)	321
Recovery for inventory reserve	(1,147)	(460)
Stock-based compensation	2,172	367
Accretion and PIK interest expense added to note payable	294	1,189
Changes in operating assets and liabilities;
Accounts receivable	9,820	(5,713)
Inventory	1,506	535
Unbilled revenue	(1,085)	654
Prepaids and other current assets	2,045	(381)
Accounts payable and accrued expenses	(21,831)	12,014
Deferred revenue	(1,224)	(1,066)
Net cash (used in) provided by operating activities	(16,776)	5,318
Cash flows from investing activities:
Purchases of property and equipment	(339)	(367)
Sale of equipment	156	—
Sale of equity investment in Starrise	815	—
Purchases of intangible assets	(742)	(10)
Net cash used in investing activities	(110)	(377)
Cash flows from financing activities:
Payment of notes payable	(22,365)	(15,413)
Proceeds under revolving credit agreement, net	12,823	1,224
Proceeds from PPP Loan	2,152	—
Proceeds from issuance of Class A common stock, net	36,189	5,850
Net cash provided by (used in) in financing activities	28,799	(8,339)
Net change in cash and cash equivalents	11,913	(3,398)
Cash, cash equivalents, and restricted cash at beginning of period	15,294	18,872
Cash, cash equivalents, and restricted cash at end of period	$27,207	$15,474

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share information)

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a servicer of digital cinema assets for over 12,000 movie screens in both North America and several international countries.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As part of our Cinema Equipment business, we earn revenues that are generated when movies are exhibited by theatres. Many movie theatres in the United States closed during the spring of 2020 due to COVID-19 restrictions and many of those have not yet re-opened, or have re-opened on a limited basis. The majority of major studios moved releases originally scheduled for the three months ended December 31, 2020 to future dates with the exception of two Studios that had theatrical releases that opened in theatres on the same day as becoming available on a streaming channel. To the extent movies are not shown in movie theatres due to the closures, we have not received, and will not receive, related revenue. The studios that produce movies may elect to delay the release of movies until theatres re-open, or to bypass exhibiting movies in theatres at all and distribute the movies through other means, such as on streaming platforms, in which case we would not earn revenues at all from such movies.

The East West Bank (“EWB”) credit facility has a maturity date of June 30, 2021. The Company intends to negotiate another extension of the EWB maturity date but in the event it is unable to do so successfully, the Company has the funds to pay the debt in full when due.

The Prospect Loan matures on March 31, 2021. The Company and Prospect are negotiating to extend the maturity date to March 31, 2022 which may include a prepayment amount on the principal upon execution of an amendment.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $467.2 million and negative working capital of $16.6 million as of December 31, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of December 31, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

On February 2, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor for the purchase and sale of 5,600,000 shares (the “February Shares”) of the Company’s Class A common stock for net proceeds of $6.5 million. (see Note 11 – Subsequent events).

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on The Nasdaq Global Market at the time of the sale of such shares. The Company is not obligated to sell any shares under the Sales Agreement. Any sales of shares made under the Sales Agreement will be made pursuant to an effective registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission (“SEC”) on July 6, 2020, for an aggregate offering price of up to $30 million.

During the three months ended December 31, 2020, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million.

On July 16, 2020, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) for the sale of 7,213,334 shares (the “July Shares”) of Class A common stock at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-239710) which was declared effective by the Securities and Exchange Commission on July 10, 2020 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million.

The Company closed the transaction on July 20, 2020. The aggregated gross proceeds from the sale of the July Shares were approximately $10.8 million. The net proceeds to the Company from the sale of the July Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.1 million.

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares (the “Shares”) of the Company’s Class A common stock, par value $0.001 per share, (the “Common Stock” or “Class A common stock”), at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-238183) which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The Company closed the transaction on May 22, 2020. The aggregate gross proceeds for the sale of the Shares was $8.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

Equity Investment in Starrise, a related party transaction

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Class A common stock as consideration.

On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement. On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise - Bison Global Investment SPC - Bison Global No. 1 SP (“Bison Global”), Huatai Investment LP, Antai Investment LP, Mingtai Investment LP (“Mingtai”) and Shangtai Asset Management LP - to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefore (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and recorded as an equity investment in Starrise and is a related party transaction.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.163 per share on February 19, 2021, calculated at an exchange rate of $7.75 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.6 million.

Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 6 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension. On September 21, 2020, the Company exercised its option to extend to March 31, 2021.

In a separate exchange with another holder of Second Lien Notes, on November 19, 2020, the Company issued 452,499 shares of Common Stock in exchange for $247,108 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On December 4, 2020, the Company entered into exchange agreements (the “December Exchange Agreements”) with certain holders of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the December Exchange Agreements, the Company issued an aggregate of 2,776,284 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,386,106 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

In January 2021, the Company entered into exchange agreements with holders of the Second Lien Loan to exchange $2,389,650 of Second Lien Loans for 2,517,574 of Class A Common Stock. (see Note 11 – Subsequent events).

On February 9, 2021, the Company prepaid substantially all of the outstanding Second Lien Loans (see Note 11 – Subsequent Events).

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note (as defined in Note 6 - Notes Payable). Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

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

On June 25, 2020, the Company signed an amendment to extend the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank from March 30, 2021 to June 30, 2021.

On September 11. 2020, the Bison and Mingtai Notes, having an aggregate of $15 million principal amount (the “Notes”) were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Bison Global and, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm’s largest stockholder. See Note 6 - Notes Payable.

We believe the combination of: (i) our cash and cash equivalent balances as of December 31, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension or extinguishment of our borrowings, the Starrise equity investment, the capital raises during and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment, fair value for asset acquisition, and estimated amortization lives and valuation allowances for income taxes. Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the respective interim periods are not necessarily indicative of the results expected for the full year. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

SIGNIFICANT ACCOUNTING POLICES

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2020 are consistent with those disclosed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal. Our Prospect Loan (as defined below) requires that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 6 - Notes Payable for information about our restricted cash balances.

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	December 31, 2020	March 31, 2020
Cash and Cash Equivalents	$26,207	$14,294
Restricted Cash	1,000	1,000
	$27,207	$15,294

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise Media Holdings Limited (“Starrise”), a leading publicly traded Chinese entertainment company whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. Our major shareholders also maintain a significant beneficial interest ownership in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Class A common stock of the Company. The difference in value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

On April 10, 2020, the Company purchased an additional 15% interest in Starrise in a private transaction from shareholders of Starrise that are affiliated with the major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.0 million, valued at the date of the issuance of the Class A common stock of the Company. The difference in the value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Starrise.

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

During the nine months ended December 31, 2020, the Company sold 8,370,000 of Starrise shares for net proceeds of approximately $0.8 million which resulted in a loss on sale of approximately $73 thousand.

As of December 31, 2020 and March, 31, 2020, the value of our equity investment in Starrise, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $7.6 million and $23.4 million, respectively, resulting in a change in fair value of approximately $42.4 million for the nine months ended December 31, 2020, on our condensed consolidated statement of operations.

NON-MONETARY TRANSACTIONS

During the three and nine months ended December 31, 2020, respectively, the Company entered into agreements with certain vendors to transfer 5,139,762 and 14,184,765 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.8 million as of December 31, 2020.

There was no gain or loss resulting from these transactions for the three and nine months ended December 31, 2020.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the condensed consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $0.3 million, for the three months ended December 31, 2020 and 2019. Impairments and accelerated amortization related to advances were $0.3 million and $0.7 million, respectively, for nine months ended December 31, 2020 and 2019.

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

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments
●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of December 31, 2020 and March 31, 2020 at an exchange rate of 7.75 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the quoted market price of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of December 31, 2020 and March 31, 2020:

As of December 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	7,584	—	—	7,584
	$8,584	$—	—	$8,584

As of March 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	23,433	—	—	23,433
	$24,433	$—	$—	$24,433

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.  At December 31, 2020 and March 31, 2020, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $11.8 million and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months and nine months ended December 31, 2020 and 2019, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

ASSET ACQUISITIONS

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

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

No goodwill impairment charge was recorded in the three and nine months ended December 31, 2020 and 2019.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Goodwill at December 31, 2020 and March 31, 2020	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

●	identifying the contract, or contracts, with the customer;
●	identifying the performance obligations in the contract;
●	determining the transaction price;
●	allocating the transaction price to performance obligations in the contract; and
●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Cinema Equipment Business

Virtual print fees (“VPFs”) are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Cinedigm Digital Funding I, LLC. (“Phase 1 DC”) and to Access Digital Cinema Phase 2 Corp. (“Phase 2 DC”) when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase 1 DC based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase 1 DC’s and Phase 2 DC’s performance obligations have been substantially met at that time.

Phase 2 DC’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase 2 DC may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase 2 DC have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.” The Company evaluated the constraining estimates related to the variable consideration, i.e., the one-time bonus and determined that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 15 and 24 digital projection Systems, respectively, for an aggregate sales price of approximately $150 thousand and $240 thousand, and recognized revenue of $66 thousand and $240 thousand, during the three months ended December 31, 2020 and 2019, respectively. Cinedigm completed the sale of 45 and 136 digital projection Systems, respectively, for an aggregate sales price of approximately $345 thousand and $1.5 million, and recognized revenue of $157 thousand and $1.3 million, during the nine months ended December 31, 2020 and 2019, respectively.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”), and physical goods (e.g., DVD and Blu-ray Discs). Fees earned are typically based on the gross amounts billed to our customers less the amounts owed to the media studios or content producers under distribution agreements, and gross media sales of owned or licensed content. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for subscription on the digital platform, shipment of DVD and Blu-ray Discs, or make available at point-of-sale for transactional and VOD services. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Revenue is recognized after deducting the reserves for product returns and other allowances, which are accounted for as variable consideration.

Reserves for product returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG’s participation in box office receipts is recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

Principal Agent Considerations

We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

●	which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
●	which party has discretion in establishing the price for the specified good or service.

Shipping and Handling

Shipping and handling costs are incurred to move physical goods (e.g., DVD and Blu-ray Discs) to customers. We recognize all shipping and handling costs as an expense in cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

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

The ending deferred revenue balance, including current and non-current balances, as of December 31, 2020 was $1.3 million. For the three months ended December 31, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three and nine months ended December 31, 2020, $1.2 million and $2.5 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.1 million. We expect to recognize approximately $1.3 million of this balance over the next 12 months, and the remainder thereafter.

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

The following tables present the Company’s revenue categories for the three and nine months ended December 31, 2020 and 2019: (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cinema Equipment Business:
Phase I Deployment	$281	$1,402	$424	$4,797
Phase II Deployment	367	444	1,067	1,326
Services	196	1,043	481	3,378
Digital System Sales	66	240	186	1,266
Total Cinema Equipment Business revenue	$910	$3,129	$2,158	$10,767

Content & Entertainment Business:
Base Distribution Business	$4,152	$5,286	$9,218	$11,944
OTT Streaming and Digital	4,892	3,097	11,778	8,845
Total Content & Entertainment Business revenue	$9,044	$8,383	$20,996	$20,789

STOCK-BASED COMPENSATION

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019

Selling, general and administrative	$960	$178	$2,172	$367
	$960	$178	$2,172	$367

During the three and nine months ended December 31, 2020 and 2019, the Company granted 5,550,000 stock appreciation rights (“SARs”). The SARs were granted under the Company’s 2017 Equity Incentive Plan (the “2017 Plan. All SARs issued have an exercise price equal to the fair value of the Company’s common stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: November 19, 2020 – December 23, 2020

Maturity Date: November 19, 2030 – December 31, 2030

Fair value of class A common stock on grant date: $0.54 - $0.74

Volatility: 91.05% - 91.71%

Discount rate: 0.88% - 0.96%

There was $739 thousand and $111 thousand, of stock-based compensation recorded for the three months ended December 31, 2020 and 2019, respectively and $961 thousand and $332 thousand for the nine months ended December 31, 2020 and 2019 respectively, relating to these SARs.

Total SARs outstanding are as follows:

Nine Months Ended December 31, 2020
SARs Outstanding March 31, 2020	1,462,610
Issued	5,550,000
Forfeited	—
Total SARs Outstanding December 31, 2020	7,012,610

There are 696,050 units of performance stock units (“PSU”) which were granted on July 26, 2018 fully vested but not paid yet. There was no stock-based compensation recorded related to these units for the nine months ended December 31, 2020 and there was a cumulative adjustment of $166 thousand of stock-based compensation recorded for the nine months ended December 31, 2019. During the nine months ended December 31, 2020, the vested PSU’s were settled for 693,647 shares of Class A Common Stock. In addition, the Company issued 689,364 shares of Class A Common Stock as a bonus to employees. The Company recorded $786 thousand as stock compensation expense related to the bonus awards based on the $1.14 Class A common share value on the date of grant during the nine months ended December 31, 2020.

In addition, during the three months ended December 31, 2020, the Company granted and issued 320,000 shares of Class A common stock to the Company’s Chief Executive Officer as a compensatory bonus. The shares were valued on the date of grant utilizing the fair value of the Company’s class A common stock. The Company recognized stock compensation of $166 thousand for the issuance.

There was $1 thousand and $4 thousand of stock-based compensation recorded for both the three and nine months ended December 31, 2020 and 2019, respectively, related to employees’ restricted stock awards.

There was $54 thousand and $0 of stock-based compensation recorded for the three months ended December 31, 2020 and 2019 respectively related to the board of directors. There was $188 thousand and $0 of stock-based compensation for the nine months ended December 31, 2020 and 2019 related to board of directors.

On September 1, 2020, we issued 80,000 shares of Class A common stock to Ronald L. Chez as a bonus payable to him under the Strategic Investor Agreement between the Company and him dated as of April 3, 2017. During the nine months ended December 31, 2020, we recognized an expense of $71 thousand based on the stock price of the Class A common stock on the date of grant.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions.

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

We incurred net losses for the three and nine months ended December 31, 2020 and 2019, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 9,040,138 shares and 4,066,172 shares as of December 31, 2020 and 2019, respectively, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three and nine months ended December 31, 2020 and 2019, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact this pronouncement may have on our consolidated financial statements

On December 18, 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this pronouncement may have on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. We are currently assessing the impact this pronouncement may have on our consolidated financial statements

3. OTHER INTERESTS

Investment in CDF2 Holdings

We indirectly own 100% of the common equity of CDF2 Holdings, LLC (“CDF2 Holdings”), which was created for the purpose of capitalizing on the conversion of the exhibition industry from film to digital technology. CDF2 Holdings assists its customers in procuring the equipment necessary to convert their systems to digital technology by providing financing, equipment, installation and related ongoing services.

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification Topic 810 (“ASC 810”), “Consolidation.” ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of December 31, 2020 and March 31, 2020, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.2 million and $0.4 million as of December 31, 2020 and March 31, 2020 which are included in accounts receivable, net on the accompanying condensed consolidated balance sheets.

The accompanying Condensed Consolidated Statements of Operations include $47 thousand and $83 thousand of digital cinema servicing revenue from CDF2 Holdings for each of the three months and nine months ended December 31, 2020, respectively. The accompanying Condensed Consolidated Statements of Operations include $0.3 million and $0.9 million of digital cinema servicing revenue from CDF2 Holdings for each of three months and nine months ended December 31, 2019.

Total Stockholders’ Deficit of CDF2 Holdings at December 31, 2020 and March 31, 2020 was $43.3 million and $31.8 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2020 and March 31, 2020 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. ASSET ACQUISTION

On December 21, 2020, the Company acquired substantially all of the assets of The Film Detective, LLC (“TFD”), a leading content distributor and streaming channel company focused on classic film and television programming. The purchase price for the TFD acquisition was $750,000 in cash and 2,504,592 shares of the Company’s class A common stock at $0.74 per share or $1,853,000, as of the acquisition date (physical stock certificates were issued by the Company’s transfer agent subsequently on January 11, 2021). In addition, TFD may be entitled to receive earnout amounts of up to an aggregate of $1,600,000 for the four years beginning on April 1, 2021, payable in cash or with respect to a portion thereof, at the Company’s discretion and subject to certain conditions, in shares of Common Stock. This acquisition is accounted for as an asset acquisition as substantially all of the value acquired resides in a single group of assets. Accordingly, the acquisition cost related to the transaction is capitalized and the potential earnout will only be recognized when the contingency is probable and estimable in the future. Acquired intangible assets include TFD’s content library, distribution contracts, trade name and other and the final fair value allocation was as follows:

Asset	Amount in ($000)	Useful Life
Content Library	$2,471	20 years
Distribution Contracts	124	2 years
Trade Name	24	2 years
Other	32	3 years
Total	$2,651

5. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit (expense) of approximately $0 and $181 for the three and nine months ended December 31, 2020. We recorded income tax expense of approximately $136 thousand and $210 thousand, respectively, for the three and nine months ended December 31, 2019. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the nine months ended December 31, 2020 and 2019 was 0.3% and negative 2.09%, respectively.

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

6. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2020		March 31, 2020
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$12,036	$—	$12,205	$—
Total non-recourse notes payable	12,036	—	12,205	—
Less: Unamortized debt issuance costs and debt discounts	(146)	—	(763)	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$11,890	$—	$11,442	$—
Bison Note Payable	$—	—	$10,000	$—
Second Lien Loans	6,040	—	8,222	—
Credit Facility	5,113	—	14,487	—
Mingtai Convertible Note	—	—	5,000	—
PPP Loan	—	2,152	—	—
Total recourse notes payable	11,153	2,152	37,709	—
Less: Unamortized debt issuance costs and debt discounts	—	—	(460)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$11,153	$2,152	$37,249	$—
Total notes payable, net of unamortized debt issuance costs	$23,043	$2,152	$48,691	$—

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults, is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as “non-recourse debt” because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan.

Prospect Loan

In February 2013, our DC Holdings, AccessDM and Phase 2 DC subsidiaries entered into a term loan agreement (the “Prospect Loan”) with Prospect Capital Corporation (“Prospect”), pursuant to which DC Holdings borrowed $70.0 million. The Prospect Loan bears interest at LIBOR plus 9.0% (with a 2.0% LIBOR floor), which is payable in cash, and at an additional 2.50% to be accrued as an increase to the aggregate principal amount of the Prospect Loan until the Prospect Loan is paid off, at which time all accrued interest will be payable in cash.

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2020, and March 31, 2020, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Condensed Consolidated Balance Sheets.

The Prospect Loan matures on March 31, 2021 and may be accelerated upon a change in control (as defined in the agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon insolvency of DC Holdings. We are permitted to pay the full outstanding balance of the Prospect Loan at any time after the second anniversary of the initial borrowing, subject to the following prepayment penalties:

●	5.0% of the principal amount prepaid between the second and third anniversaries of issuance;

●	4.0% of the principal amount prepaid between the third and fourth anniversaries of issuance;

●	3.0% of the principal amount prepaid between the fourth and fifth anniversaries of issuance;

●	2.0% of the principal amount prepaid between the fifth and sixth anniversary of issuance;

●	1.0% of the principal amount prepaid between the sixth and seventh anniversaries of issuance; and

●	No penalty if the balance of the Prospect Loan, including accrued interest, is prepaid thereafter.

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	December 31, 2020	March 31, 2020
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	4,778	4,778
Payments to date	(62,888)	(62,573)
Prospect Loan, gross	$11,890	$12,205
Less unamortized debt issuance costs and debt discounts	—	(763)
Prospect Loan, net	11,890	11,442
Less current portion	(11,890)	(11,442)
Total long term portion	$—	$—

Bison Note Payable

In December 2017, the Company entered into a loan with Bison for $10.0 million (the “Bison Loan”) and issued Warrants to purchase 1,400,000 shares of the Company’s Class A common stock. See Note 7 - Stockholders’ Deficit for further discussion of the warrants.

The loan was made in accordance with the Stock Purchase Agreement between the Company and Bison Entertainment Investment Limited, another affiliate of Bison, entered into on June 29, 2017.

On July 20, 2018, the Company entered into a term loan agreement (the “2018 Loan Agreement”) with Bison Global, pursuant to which the Company borrowed from Bison Global $10.0 million (the “2018 Loan”), the proceeds of which were used to pay off the Bison Loan. The 2018 Loan has a one (1) year term that may be extended by mutual agreement of Bison Global and the Company and bears interest at 5% per annum, payable quarterly in cash. On July 12, 2019, we entered into a Termination Agreement for the 2018 Loan and at the same time entered into a $10.0 million convertible note with Bison Global (the “Bison Convertible Note”).

Bison Convertible Note

The Bison Convertible Note has a term ending on March 4, 2021, and bears interest at 5% per annum. The principal is due on March 4, 2021, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is convertible at the Company’s option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company’s Class A common stock. The Bison Convertible Note is Convertible into 6,666,666 shares of Company’s Class A common stock, based on initial conversion price of $1.50 per share.

The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. On April 15, 2020, the Company executed a letter amendment to the Bison Convertible Note dated July 12, 2019, amending the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date of the note to March 4, 2021.

The Bison Convertible Note, offset by the concurrent payoff and termination of the 2018 Loan, did not result in any increase to the Company’s outstanding debt balance.

On September 11. 2020, Bison Global converted the Bison Convertible Note in full into an aggregate of 6,666,667 shares of Common Stock at a conversion price of $1.50 per share. Accordingly, the Bison Convertible Note has been extinguished. In accordance with ASC 470, the Company recognized a loss on extinguishment of $285 thousand related to unamortized debt issuance costs for the nine months ended December 31, 2020.

Second Secured Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. As of December 31, 2020 we have an outstanding balance of $6.0 million which includes $4.7 million borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company through September 2020. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of December 31, 2020, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

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

On November 19, 2020, the Company issued 452,500 shares of Common Stock in exchange for $250 thousand of principal and interest of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a gain on extinguishment of $5 thousand.

On December 4, 2020, the Company entered into exchange agreements (the “December Exchange Agreements”) with certain holders of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the December Exchange Agreements, the Company issued an aggregate of 2,776,283 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,400 thousand of principal and interest of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a loss on extinguishment of $545 thousand.

See Note 11 – Subsequent Events for exchange agreements subsequent to December 31, 2020.

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

As of December 31, 2020 and March 31, 2020, there was $5.1 million and $14.5 million outstanding, respectively, and there was $4.0 million available, under the Credit Facility based on the Company’s borrowing base as of December 31, 2020. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. This amendment also includes a financial covenant that began on August 31, 2020. For the three months ended December 31, 2020, the Company was in compliance with this financial covenant.

Mingtai Convertible Note

On October 9, 2018, the Company issued a subordinated convertible note (the “Mingtai Convertible Note”) to Mingtai for $5.0 million. All proceeds from the Mingtai Convertible Note were used to pay the then-outstanding $5.0 million 2013 Notes. The $5.0 million in aggregate principal bears interest at 8% maturing on October 9, 2019 with two one year extensions at the Company’s option. The Mingtai Convertible Note is convertible into 3,333,333 shares of the Company’s Class A common stock, based on initial conversion price of $1.50 per share. On October 9, 2019, the Company signed an extension, for one additional year from the original maturity date to be due on October 9, 2020.

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

On September 11, 2020, Mingtai converted the Notes in full into an aggregate of 3,333,333 shares of Common Stock at a conversion price of $1.50 per share. Accordingly, the Note has been extinguished. In accordance with ASC 470, the Mingtai Convertible Note was analyzed for potential debt extinguishment. The discount on the note had been fully accreted prior to conversion, resulting in no gain or loss from extinguishment.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender. The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

7. STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the nine months ended December 31, 2020, we issued 92,236,505 shares of Class A common stock which consists of the sale of 28,405,840 shares of our Class A common stock, 29,855,081 in connection with the Starrise transaction, settlement of a portion of the outstanding second lien loan, issuance of restricted shares to employees and consultants, and the issuances of Class A common stock for warrants exercised and preferred stock dividends. See Note - 9 Supplemental Cash Flow Disclosure.

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

During the quarter ended December 31, 2020, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million. Proceeds were used to strengthen our liquidity and working capital position.

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

On November 19, 2020, the Company issued 452,499 shares of Common Stock in exchange for $247,108 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On December 4, 2020, the Company entered into Exchange Agreements with certain holders of the Second Lien Loans. Pursuant to the Exchange Agreements, the Company issued an aggregate of 2,776,284 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,386,106 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled. The exchange was consummated on December 4, 2020.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of December 31, 2020 and 2019. In January 2021, we paid the preferred stock dividends in arrears in the form of 171,933 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at December 31, 2020 and March 31, 2020.

CINEDIGM’S EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the “2000 Plan”) may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Class A Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Class A Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cinedigm by Bison, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Class A Common Stock to employees, outside directors and consultants.

As of December 31, 2020, there were 265,887 stock options outstanding in the Plan with weighted average exercise price of $15.02 and a weighted average contract life of 2.36 years. As of March 31, 2020, there were 272,766 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.11 years.

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

The analysis of all options outstanding under the 2000 Plan as of December 31, 2020 is as follows:

As of December 31, 2020
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	4.5	$7.40	$—
$13.70 - $24.40	253,387	2.37	14.72	—
$30.00 - $50.00	7,500	0.63	30.00	—
	265,887			$—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of December 31, 2020, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the 2000 Plan as part of our Chief Executive Officer’s initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and expired in December 2020. As of December 31, 2020, none of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of December 31, 2020. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued in connection with Convertible Notes exchange transaction	244,141	December 2021	$1.31
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

Certain warrants issued in connection with the Second Lien Loans (See Note 6 - Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights. On June 4, 2020, Ronald L. Chez exercised all such warrants to purchase 236,899 shares of Class A common stock in connection with the Second Lien Loans, resulting in gross proceeds of $301 thousand.

8. COMMITMENTS AND CONTINGENCIES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2020

(In thousands)	Classification on the Balance Sheet	December 31, 2020
Assets

Noncurrent	Operating lease right-of-use asset	$—

Liabilities

Current	Operating leases - current portion	117
Noncurrent	Operating leases - long-term portion	17
Total operating lease liabilities		$134

Weighted-average discount rate (1)

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs

The table below presents certain information related to lease costs for leases:

	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2020
Operating lease cost	$37	$160
Total lease cost	$37	$160

Other Information

The table below presents supplemental cash flow information related to leases:

	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$37	$162

The Company terminated an office lease in Los Angeles in April 2020 and a lease for office equipment was terminated in June 2020. The Company removed the right-of-use assets of $927 thousand and the lease liabilities of $1.0 million as of June 30, 2020. The estimated future lease liabilities are not expected to be material for the remaining outstanding office and equipment leases.

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended December 31,
(In thousands)	2020	2019
Cash interest paid	$3,014	$3,934
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	267	267
Issuance of Class A common stock to Starrise, a related party	11,046	—
Contributed capital under the Starrise transaction, a related party	17,187	—
Settlement of second lien loan with Class A common stock	3,008	—
Conversion of note payable	15,000	—
Class A common stock to be issued in connection with the asset acquisition	1,853	—
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	—	90
Amounts accrued in connection with addition of property and equipment	—	232
Starrise shares used to pay down vendors	897	—

10. SEGMENT INFORMATION

We operate in two reportable segments: Cinema Equipment Business and Content & Entertainment Business. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our CODM to evaluate performance, which is generally the segment’s operating income (loss) before depreciation and amortization.

Operations of:	Products and services provided:
Cinema Equipment Business

Financing vehicles and administrators for 3,313 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,104 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading distributor of independent content, and collaborates with producers and other content owners to market, source, curate and distribute independent content to targeted and profitable audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$17,160	$11,153	$—	$—
Content & Entertainment Business	8,036	8,701	48,868	—	—	98
Corporate	3	—	25,661		11,890	36
Total	$8,039	$8,701	$91,689	$11,153	$11,890	$134

	As of March 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non-Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$23	$—	$34,465	$11,442	$—	$594
Content & Entertainment Business	6,895	8,701	49,923	—	—	73
Corporate	6	—	26,052	—	37,249	610
Total	$6,924	$8,701	$110,440	$11,442	$37,249	$1,277

	Statements of Operations
	Three Months Ended December 31, 2020
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$910	$9,044	$—	$9,954
Direct operating (exclusive of depreciation and amortization shown below)	150	4,235	—	4,385
Selling, general and administrative	524	2,244	2,593	5,361
Allocation of corporate overhead	143	964	(1,107)	—
Provision for doubtful accounts	70	—	—	70
Depreciation and amortization of property and equipment	706	108	8	822
Amortization of intangible assets	8	588	1	597
Total operating expenses	1,601	8,139	1,495	11,235
Loss from operations	$(691)	$905	$(1,495)	$(1,281)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was negative $1.0 million for the three months ended December 31, 2020.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	39	921	960
Total stock-based compensation	$—	$39	$921	$960

	Statements of Operations
	Three Months Ended December 31, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,129	$8,383	$—	$11,512
Direct operating (exclusive of depreciation and amortization shown below)	312	5,414	—	5,726
Selling, general and administrative	536	2,294	167	2,997
Allocation of Corporate overhead	200	1,249	(1,449)	—
Provision (recovery) for doubtful accounts	(5)	—	—	(5)
Depreciation and amortization of property and equipment	1,475	77	42	1,594
Amortization of intangible assets	11	576	2	589
Total operating expenses	2,529	9,610	(1,238)	10,901
Income (loss) from operations	$600	$(1,227)	$1,238	$611

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.2 million for the three months ended December 31, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	152	178
Total stock-based compensation	$—	$26	$152	$178

	Statements of Operations
	Nine Months Ended December 31, 2020
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$2,158	$20,996	$—	$23,154
Direct operating (exclusive of depreciation and amortization shown below)	504	10,890	—	11,394
Selling, general and administrative	1,704	6,667	6,998	15,369
Allocation of corporate overhead	438	2,883	(3,321)	—
Recovery for doubtful accounts	(123)	—	—	(123)
Depreciation and amortization of property and equipment	3,348	312	31	3,691
Amortization of intangible assets	23	1,752	3	1,778
Total operating expenses	5,894	22,504	3,711	32,109
Loss from operations	$(3,736)	$(1,508)	$(3,711)	$(8,955)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $2.1 million for the nine months ended December 31, 2020.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	91	2,081	2,172
Total stock-based compensation	$—	$91	$2,081	$2,172

	Statements of Operations
	Nine Months Ended December 31, 2019
	(Unaudited, in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$10,767	$20,789	$—	$31,556
Direct operating (exclusive of depreciation and amortization shown below)	908	12,517	—	13,425
Selling, general and administrative	1,636	8,109	4,090	13,834
Allocation of corporate overhead	605	3,785	(4,390)	—
Provision (recovery) for doubtful accounts	322	(1)	—	321
Depreciation and amortization of property and equipment	4,612	239	126	4,977
Amortization of intangible assets	34	2,140	4	2,178
Total operating expenses	8,117	26,789	(170)	34,735
Loss from operations	$2,650	$(6,000)	$170	$(3,179)

Employee and director stock-based compensation expense related to the Company’s stock-based awards was $0.4 million for the nine months ended December 31, 2019.

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	(6)	29	344	367
Total stock-based compensation	$(6)	$29	$344	$367

11. SUBSEQUENT EVENTS

On January 21, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with a holder of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the Exchange Agreement, the Company issued an aggregate of 1,247,626 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,289,650 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

In two separate exchanges with another holder of Second Lien Notes, on January 14, 2021 and January 21, 2021, the Company issued 689,500 shares and 580,448 shares (an aggregate of 1,269,948 shares) of Class A Common Stock in exchange for $500,000 and $600,000 (an aggregate of $1,100,000) principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On February 9, 2021, the Company prepaid substantially all of the outstanding obligations in respect of principal, interest, fees and expenses under the Second Lien Loan Agreement, among the Company, certain lenders and Cortland Capital Market Services LLC. The payoff amount of approximately $3.18 million was comprised of (i) $3.1 million of principal, (2) accrued payment-in-kind interest of $.018 million, (3) accrued current interest of $0.007 million, and (4) fees and expenses of $0.004 million. Upon such prepayment, the Second Lien Loan Agreement was terminated effective February 9, 2021.

On February 2, 2021, the Company entered into a Securities Purchase Agreement with a single institutional investor for the purchase and sale of 5,600,000 shares the Company’s Class A common stock, par value $0.001 per share, at a purchase price of $1.25 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) and an applicable prospectus supplement.

The closing of the sale of the February Shares under the Securities Purchase Agreement occurred on February 5, 2021. The aggregate gross proceeds for the sale of the February Shares was approximately $7.0 million. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this document.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,” and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the NFL, Hallmark and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Sony PlayStation, Tubi and cable video-on-demand (“VOD”), and (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 12,000 movie screens as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and; (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees (“VPF”) revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of December 31, 2020, we had approximately $11.9 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We also have approximately $13.3 million of outstanding debt principal, as of December 31, 2020 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in certain industries. Closures of certain entertainment facilities and retail locations have significantly impacted consumers’ behaviors as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. As part of our Content & Entertainment business, we sell physical goods, including DVDs and Blu-ray discs, at brick-and-mortar stores. Many of such stores in the United States closed during the spring of 2020 due to COVID-19 restrictions, and many of those have not yet re-opened, or have re-opened on a limited basis. We expect that we will experience a loss of sales of such physical goods due to such closures, and we cannot predict the extent of such losses, or how long the closures or limited openings of the stores may last. As part of our Cinema Equipment business, we earn revenues that are generated when movies are exhibited by theatres. Many movie theatres in the United States closed during the spring of 2020 due to COVID-19 restrictions and many of those have not yet re-opened, or have re-opened on a limited basis. The majority of major studios moved releases originally scheduled for the three months ended December 31, 2020 to future dates with the exception of two Studios that had theatrical releases that opened in theatres on the same day as becoming available on a streaming channel. To the extent movies are not shown in movie theatres due to the closures, we have not received, and will not receive, related revenue. The studios that produce movies may elect to delay the release of movies until theatres re-open, or to bypass exhibiting movies in theatres at all and distribute the movies through other means, such as on streaming platforms, in which case we would not earn revenues at all from such movies.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Revenues

	Three Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$910	$3,129	$(2,219)	(71)%
Content & Entertainment Business	9,044	8,383	661	8%
	$9,954	$11,512	$(1,558)	(14)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase II Deployment Systems. In addition, as a result of COVID-19, during the three months ended December 31, 2020, theatres in many major markets remained closed throughout the third quarter causing the majority of major studios to move wide releases scheduled for the three months ended December 31, 2020 to future dates.  Only two major studios had wide theatrical releases in November/December, however, the theatrical window before the streaming debut was shortened or eliminated to accommodate the lack of theatrical venues. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues. The revenues in the Content & Entertainment Business segment increased by 8% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase is due to the addition of five new third-party OTT channels and an increase in the number of advertising partners.

Direct Operating Expenses

	Three Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$150	$312	$(162)	(52)%
Content & Entertainment Business	4,235	5,414	(1,179)	(22)%
	$4,385	$5,726	$(1,341)	(23)%

The decrease in direct operating expenses in the three months ended December 31, 2020 for the Content & Entertainment Business compared to the prior period was primarily due to transition credits received related to a new third-party DVD distributor. These credits mainly offset fulfillment and freight expenses. In addition, there was a significant decrease in manufacturing costs between the distributor in place in the prior period and the inventory reserve has decreased. The decrease in direct operating expenses in the three months ended December 31, 2020 for the Cinema Equipment Business compared to the prior period was primarily due to a reduction in head count and shifting of certain employees from full time to part time as a result of the negative impact of the Covid 19 pandemic.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$524	$536	$(12)	(2)%
Content & Entertainment Business	2,244	2,294	(50)	(2)%
Corporate	2,593	167	2,426	1453%
	$5,361	$2,997	$2,364	79%

Selling, general and administrative expenses for the three month ended December 31, 2020 increase by $2.4 million, primarily due to increase in share based compensation expense of $0.8 million and a bonus expense of $1.4 million.

Depreciation and Amortization Expense on Property and Equipment

	Three Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$706	$1,475	$(769)	(52)%
Content & Entertainment Business	108	77	31	40%
Corporate	8	42	(34)	(81)%
	$822	$1,594	$(772)	(48)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as additional digital cinema projection Systems reached the conclusion of their ten-year useful lives during fiscal year 2020.

Interest expense, net

	Three Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$629	$640	$(11)	(2)%
Content & Entertainment Business	9	-	9	-%
Corporate	310	$978	$(668)	(68)%
	$948	$1,618	$(670)	(41)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced note payable balances compared to the prior period, solely on the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans settled with Class A common stock and the conversion of the Bison Convertible Note and the Mingtai Convertible Note into shares of Class A Common Stock.

Change in fair value of equity investment in Starrise, a related party

Our investment in Starrise is accounted for at fair value with changes in fair value recognized in the statement of operations. The loss of $6.8 million during the three months ended December 31, 2020 reflects the decrease during the period in the market price of Starrise’s stock.

Income Tax Expense

We recorded an income tax benefit of $0 for the three months ended December 31, 2020. We recorded income tax expense of approximately $0.1 million for the three months ended December 31, 2019.

Our effective tax rate for the three months ended December 31, 2020 and 2019 was 0% and negative 2.0%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended December 31, 2020 decreased by $1.8 million compared to the three months ended December 31, 2019. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Adjusted EBITDA from our Content & Entertainment Business and corporate increased for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 by $0.2 million due to the addition of five new third-party OTT channels and an increase in the number of advertising partners.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Three Months Ended December 31,
($ in thousands)	2020	2019
Net loss	$(9,667)	$(2,162)
Add Back:
Income tax expense	—	136
Depreciation and amortization of property and equipment	822	1,594
Amortization of intangible assets	597	589
Loss on extinguishment of notes payable	540	—
Interest expense, net	948	1,618
Changes in fair value on equity investment in Starrise	6,751	—
Other (income) expense, net	(66)	777
Stock-based compensation and expenses	960	178
Net income (loss) attributable to noncontrolling interest	23	(7)
Adjusted EBITDA	$908	$2,723

Adjustments related to the Cinema Equipment Business

Depreciation and amortization of property and equipment	$(706)	$(1,475)
Amortization of intangible assets	(8)	(11)
Other income and expense	(32)	—
Income (loss) from operations	691	(600)
Adjusted EBITDA from Content & Entertainment business and corporate segment	$885	$637

Results of Operations for the Nine Months Ended Months Ended December 31, 2020 and 2019

Revenues

	Nine Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$2,158	$10,767	$(8,609)	(80)%
Content & Entertainment Business	20,996	20,789	207	1%
	$23,154	$31,556	$(8,402)	(27)%

Revenues generated by our Cinema Equipment Business segment decreased primarily as a result of the reduced number of Systems earning VPF revenue and commissions for Phase II Deployment Systems. In addition, as a result of COVID-19, during the nine months ended December 31, 2020, theatres in many major markets remained closed throughout the third quarter causing the majority of major studios to move wide releases scheduled for the three months ended December 31, 2020 to future dates.  Only two major studios had wide theatrical releases in November/December, however, the theatrical window before the streaming debut was shortened or eliminated to accommodate the lack of theatrical venues. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues. The revenues in the Content & Entertainment Business segment increased by 1% for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase is due to the addition of five new OTT third-party channels and an increase in the number of advertising partners.

Direct Operating Expenses

	Nine Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$504	$908	$(404)	(44)%
Content & Entertainment Business	10,890	12,517	(1,627)	(13)%
	$11,394	$13,425	$(2,031)	(15)%

The decrease in direct operating expenses in the nine months ended December 31, 2020 for the Content & Entertainment Business compared to the prior period was primarily due to a decrease in overall revenue partially offset by an increase due to transition expenses related to a new third party DVD distributor. These costs were mainly fulfillment and freight expenses. The decrease in direct operating expenses in the nine months ended December 31, 2020 for the Cinema Equipment Business compared to the prior period was primarily due to a reduction in head count and shifting of certain employees from full time to part time as a result of the negative impact of the Covid 19 pandemic.

Selling, General and Administrative Expenses

	Nine Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,704	$1,636	$68	4%
Content & Entertainment Business	6,667	8,108	(1,441)	(18)%
Corporate	6,998	4,090	2,908	71%
	$15,369	$13,834	$1,535	11%

Selling, general and administrative expenses for the nine months ended December 31, 2020 increased by $1.5 million primarily due to a $1.2 million increase in bonus expense and a $1.7 million increase in stock based compensation, for Corporate, partially offset by decreases of $650 thousand related to personnel expenses as a result of the company-wide downsizing program and $660 thousand related to occupancy costs as a result of the company-wide program to downsize office space and move to a more remote workforce, in the Content & Entertainment Business segment.

Depreciation and Amortization Expense on Property and Equipment

	Nine Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$3,348	$4,612	$(1,264)	(27)%
Content & Entertainment Business	312	239	73	31%
Corporate	31	126	(95)	(75)%
	$3,691	$4,977	$(1,286)	(26)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as additional digital cinema projection Systems reached the conclusion of their ten-year useful lives during the nine months ended December 31, 2020.

Interest expense, net

	Nine Months Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Cinema Equipment Business	$1,830	$2,159	$(329)	(15)%
Content & Entertainment Business	9	—	9	—
Corporate	1,593	3,554	(1,961)	(55)%
	$3,432	$5,713	$(2,281)	(40)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period on the Prospect Term Loan. Interest expense in our Corporate Segment decreased as a result of lower loan balances from our Credit Facility and Second Lien Loans settled for Class A common stock and the conversion of the Bison Convertible Note and the Mingtai Convertible Note into shares of Class A Common Stock.

Change in fair value of equity investment in Starrise, a related party

Our investment in Starrise is accounted for at fair value with changes in fair value recognized in the statement of operations. The loss of $42.4 million during the nine months ended December 31, 2020 reflects the decrease during the period in the market price of Starrise’s stock.

Income Tax Expense

We recorded an income tax benefit of approximately $181 thousand for the nine months ended December 31, 2020.

We recorded income tax expense of approximately $0.2 million nine months ended December 31, 2019.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the nine months ended December 31, 2020 decreased by $5.1 million compared to the nine months ended December 31, 2019. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Negative Adjusted EBITDA from the Content & Entertainment business and corporate segment increased by $2.6 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due to growth of OTT Streaming & Digital revenues based on higher volume for streaming due to the pandemic and adding additional channels and content compared to the prior period.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	Nine Months Ended December 31,
($ in thousands)	2020	2019
Net loss	(56,103)	(10,289)
Add Back:
Income tax (benefit) expense	(181)	210
Depreciation and amortization of property and equipment	3,691	4,977
Amortization of intangible assets	1,778	2,178
Loss on extinguishment of notes payable	852	—
Interest expense, net	3,432	5,713
Changes in fair value on equity investment in Starrise	42,377	—
Other expense, net	1,539	1,536
Stock-based compensation	2,172	367
Net loss (income) attributable to noncontrolling interest	60	(8)
Adjusted EBITDA	$(383)	$4,684

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	(3,348)	(4,612)
Amortization of intangible assets	(23)	(34)
Stock-based compensation and expenses	—	7
Other income and expense	(32)	—
Income (loss) from operations	3,736	(2,650)
Adjusted EBITDA from Content & Entertainment business and corporate segment	$(50)	$(2,605)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on July 6, 2020.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included herein.

Liquidity and Capital Resources

We incurred consolidated net loss of $56.3 million and $10.3 million for the nine months ended December 31, 2020 and 2019, respectively. We have incurred net losses historically and have an accumulated deficit of $467.2 million, and negative working capital of $16.6 million as of December 31, 2020. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of December 31, 2020 and beyond. Based on these conditions, the Company entered into the following transactions described below:

The East West Bank (“EWB”) credit facility has a maturity date of June 30, 2021. The Company intends to negotiate another extension of the EWB maturity date but in the event it is unable to do so successfully, the Company has the funds to pay the debt in full when due.

The Prospect Loan matures on March 31, 2021. The Company and Prospect are negotiating to extend the maturity date to March 31, 2022 which may include a prepayment amount on the principal upon execution of an amendment.

Capital Raise

On February 2, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreements”) with a single institutional investor for the purchase and sale of 5,600,000 shares (the “February Shares”) of the Company’s Class A common stock. (see Note 11 – Subsequent events).

The closing of the sale of the February Shares under the Securities Purchase Agreement occurred on February 5, 2021. The aggregate gross proceeds for the sale of the February Shares was approximately $7.0 million.

The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

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

During the quarter ended December, 2020, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million.

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

On May 20, 2020, the Company entered into a securities purchase agreement (the “May Securities Purchase Agreement”) with certain investors for the purchase and sale of 10,666,666 shares (the “May Shares”) of Common Stock, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-238183) which was declared effective by the Securities and Exchange Commission on May 14, 2020 and an applicable prospectus supplement.

The aggregate gross proceeds for the sale of the May Shares was $8.0 million. The net proceeds to the Company from the sale of the May Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

Equity Investment in Starrise, a related party transaction

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”) and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Class A common stock as consideration.

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

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.163 per share on February 19, 2021, calculated at an exchange rate of $7.75 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.6 million.

Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842 thousand principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 6 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

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

In a separate exchange with another holder of Second Lien Notes, on November 19, 2020, the Company issued 452,499 shares of Common Stock in exchange for $247,108 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On December 4, 2020, the Company entered into exchange agreements (the “December Exchange Agreements”) with certain holders of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the December Exchange Agreements, the Company issued an aggregate of 2,776,284 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,386,106 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled. The exchange was consummated on December 4, 2020.

On January 21, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with a holder of notes under its Second Lien Loan Agreement dated as of July 14, 2016. (see Note 11 – Subsequent events)

In two separate exchanges with another holder of Second Lien Notes, on January 14, 2021 and January 21, 2021, the Company issued 689,500 shares and 580,448 shares of Common Stock in exchange for $500,000 and $600,000 principal amount, respectively, of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On February 9, 2021, the Company prepaid substantially all of the outstanding obligations in respect of principal, interest, fees and expenses under the Second Lien Loan Agreement, dated as of July 14, 2016 (as amended, amended and restated, supplemented or otherwise modified, the “Second Lien Loan Agreement”), among the Company, certain lenders and Cortland Capital Market Services LLC. The payoff amount of approximately $3.18 million was comprised of (i) $3.1 million of principal, (2) accrued payment-in-kind interest of $.018 million, (3) accrued current interest of $0.007 million, and (4) fees and expenses of $0.004 million. Upon such prepayment, the Second Lien Loan Agreement was terminated effective February 9, 2021.

On April 15, 2020, the Company executed a letter amendment to the Bison Convertible Note (as defined in Note 6 - Notes Payable), which amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

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

On June 25, 2020, the Company signed an amendment to extend the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank from March 30, 2021 to June 30, 2021.

On September 11. 2020, the Bison and Ming Tai Notes, having an aggregate of $15 million principal amount (the “Notes”) were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Bison Global and Mingtai, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm’s largest stockholder.

Changes in our cash flows were as follows:

Cash Flows

	Nine Months Ended December 31,
($ in thousands)	2020	2019
Net cash (used) provided by operating activities	$(16,776)	$5,318
Net cash used in investing activities	(110)	(377)
Net cash provided (used) in financing activities	28,799	(8,339)
Net change in cash, cash equivalents and restricted cash	$11,913	$(3,398)

As of December 31, 2020, we had cash and restricted cash balances of $27.2 million.

As of December 31, 2019, we had cash and restricted cash balances of $15.5 million.

For the nine months ended December 31, 2020, net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, offset by changes in working capital. Additionally, during the nine months ended December 31, 2020, the Company paid down $22.0 million to vendors at both CEG and Corporate. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. Cash flows were also impacted as a result of COVID-19, during the nine months ended December 31, 2020, theatres in many major markets remained closed throughout the third quarter causing the majority of major studios to move wide releases scheduled for the three months ended December 31, 2020 to future dates.  Only two major studios had wide theatrical releases in November/December, however, the theatrical window before the streaming debut was shortened or eliminated to accommodate the lack of theatrical venues. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues.

For the nine months ended December 31, 2019, net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I and Phase II Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the nine months ended December 31, 2020, cash flows used in investing activities consisted of proceeds from the sale of Starrise shares of $0.8 million, purchases of property and equipment of $0.3 million, the sale of property and equipment of $0.2 million, and the purchase of intangible assets of $0.7 million related to the asset acquisition.

For the nine months ended December 31, 2019, cash flows used in investing activities mainly consisted of purchases of property and equipment of $0.3 million.

For the nine months ended December 31, 2020, cash flows provided by financing activities consisted of payments of approximately $22.4 million in notes payable, offset by $12.8 million from Credit Facility draws, $36.2 million received in connection with the issuance Class A common stock and the exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

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

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, interest on our debt obligations, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the terms of our debt obligations may limit our ability to obtain financing, make it more difficult to satisfy our debt obligations or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. We feel we are adequately financed for at least the next twelve months; however, we may need to raise additional capital for working capital as deemed necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

We believe the combination of: (i) our cash and cash equivalent balances as of December 31, 2020, (ii) expected cash flows from operations, (iii) cost cutting measures including payroll expense reduction and real estate occupancy cost reductions, and (iv) the extension of maturity dates or extinguishment of our borrowings, the Starrise equity investment, the capital raises during and the support or availability of funding from other capital resources and financings will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital requirements, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Seasonality

Revenues from our Cinema Equipment Business segment derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. Our CEG segment benefits from the winter holiday season, and as a result, revenues in the segment are typically highest in our fiscal third quarter; however, we believe the seasonality of motion picture exhibition is becoming less pronounced as the motion picture studios are releasing movies more evenly throughout the year. For the nine months ended December 31, 2020, the pandemic caused theaters to close and distributors to move their theatrical releases to future dates or release their content on streaming platforms. Therefore, the normal seasonality for the Cinema Equipment Business was not an impact for this period.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings, LLC (“CDF2 Holdings”), our wholly-owned unconsolidated subsidiary. As discussed further in Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2020, the Company acquired substantially all of the assets of The Film Detective, LLC (“TFD”), a leading content distributor and streaming channel company focused on classic film and television programming. As part of the purchase price for the TFD acquisition, the Company issued 2,504,592 shares of Common Stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In an exchange with a holder of Second Lien Notes, on February 2, 2021, the Company issued 425,290 shares of Common Stock in exchange for $500,000 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled. The shares of Common Stock were issued pursuant to Section 3(a)(9) of the Securities Act.

On February 11, 2021, the Company acquired Screambox, constituting substantially all of the assets of Scream Entertainment, LLC (“Scream”), a popular enthusiast streaming service targeting the highly lucrative horror genre. As part of the purchase price for the Scream acquisition, the Company issued 593,534 shares of Common Stock pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 48 herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Exchange Agreement dated as of January 21, 2021 among Cinedigm Corp. and Wolverine Flagship Fund Trading Limited.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	February 22, 2021	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	February 22, 2021	By:	/s/ Gary S. Loffredo
Gary S. Loffredo President, Chief Operating Officer, General Counsel and Secretary (Principal Financial Officer)